Form 10-Q
period 1998-09-30
ACTUATE SOFTWARE CORP
filed 1998-11-03
CIK 1062478

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                     OR

  [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
  For the transition period from __________ to ___________

                        COMMISSION FILE NO.  0-24607

                        ACTUATE SOFTWARE CORPORATION
           (Exact name of Registrant as specified in its charter)

        DELAWARE                                         94-3193197
(State of incorporation)                    (I.R.S. Employer Identification No.)


                          999 BAKER WAY, SUITE 270
                         San Mateo, California 94404
                               (650) 425-2300
             (Address, including zip code, and telephone number,
      including area code, of Registrant's principal executive offices)

                               ______________

Former name, former address and former fiscal year, if changed since last report: Not Applicable.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X      No
                                       ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Title of Class                   Outstanding as of September 30, 1998
          --------------                   ------------------------------------
 Common Stock, par value $.001 per share                 13,777,766

                        ACTUATE SOFTWARE CORPORATION

                                    Index
                                    -----


PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

      Condensed Balance Sheets at September 30, 1998 and December 31, 1997

      Condensed Statements of Operations for the Three Months and Nine Months
       Ended September 30, 1998 and 1997

      Statements of Cash Flows for the Nine Months Ended
       September 30, 1998 and 1997

      Notes to Condensed Financial Statements


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART  II - OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities and Use of Proceeds

  Item 6.  Exhibits and Reports on Form 8-K

                         PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ACTUATE SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1998            1997
                                                    (UNAUDITED)
                                                  --------------- --------------
                   ASSETS

Current assets:
  Cash and cash equivalents....................     $      28,295  $      2,901
  Short-term investments.......................             3,000           290
  Accounts receivable, net.....................             4,748         2,984
  Other current assets.........................               544           172
                                                  --------------- --------------
Total current assets...........................            36,587         6,347
Property and equipment, net....................             1,339         1,096
Other assets...................................               456           144
                                                  --------------- --------------
                                                    $      38,382  $      7,587
                                                  =============== ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable.............................     $         936  $        843
  Accrued compensation.........................             1,078           997
  Other accrued liabilities....................             3,731         1,679
  Deferred revenue.............................             7,308         6,021
  Capital lease obligations....................                 -           125
                                                  --------------- --------------
Total current liabilities......................            13,053         9,665
                                                  --------------- --------------
Capital lease obligations......................                 -           124
                                                  --------------- --------------
Stockholders' equity (net capital deficiency):
  Preferred stock, $.001 par value, 5,000,000
    and 10,939,464 shares authorized; none and
    6,489,732 shares issued and outstanding at
    September 30, 1998 and December 31, 1997,
    respectively...............................                 -             6
  Common stock, $.001 par value, 35,000,000
    and 20,000,000 shares authorized; 13,777,766
    and 3,976,285 shares issued and outstanding                14             4
    at September 30, 1998 and December 31, 1997,
    respectively...............................
  Additional paid-in capital...................            46,585        14,908
  Note receivable from officer.................               (40)          (40)
  Deferred stock compensation..................              (491)         (107)
  Accumulated deficit..........................           (20,739)      (16,973)
                                                  --------------- --------------
    Total stockholders' equity (net capital
    deficiency)................................            25,329        (2,202)
                                                  --------------- --------------
                                                    $      38,382   $     7,587
                                                  =============== ==============

    The accompanying notes are an integral part of these condensed financial statements.

                          ACTUATE SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                                 ----------------------      ----------------------
                                                                                    1998        1997             1998      1997
                                                                                 ----------- ----------      ----------- ----------
Revenues:
  License fees.................................................................     $ 4,978    $ 2,203          $11,987    $ 5,032
  Services.....................................................................       1,023        548            2,777      1,164
                                                                                 ----------- ----------      ----------- ----------

Total revenues.................................................................       6,001      2,751           14,764      6,196
                                                                                 ----------- ----------      ----------- ----------

Operating expenses:
  Cost of license fees.........................................................         288        113              819        320
  Cost of services.............................................................         787        338            2,316        719
  Sales and marketing..........................................................       2,968      1,988            8,435      4,902
  Research and development.....................................................       1,900      2,102            5,474      4,606
  General and administrative...................................................         626        411            1,826        824
                                                                                 ----------- ----------      ----------- ----------

   Total operating expenses....................................................       6,569      4,952           18,870     11,371

Loss from operations...........................................................        (568)    (2,201)          (4,106)    (5,175)
Equity in losses of affiliate..................................................           -        (10)               -        (26)
Interest and other income, net.................................................         304         57              340         87
                                                                                 ----------- ----------      ----------- ----------

Net loss ......................................................................     $  (264)   $(2,154)         $(3,766)   $(5,114)
                                                                                 =========== ==========      =========== ==========

Basic and diluted net loss per share...........................................     $ (0.02)   $ (0.71)         $ (0.64)   $ (1.76)
                                                                                 =========== ==========      =========== ==========
Weighted average shares outstanding used in per share calculation..............      11,043      3,029            5,920      2,901
                                                                                 =========== ==========      =========== ==========
Pro forma basic and diluted net loss per share.................................     $ (0.02)   $ (0.23)         $ (0.35)   $ (0.55)
                                                                                 =========== ==========      =========== ==========
Shares used in computing pro forma basic and diluted net loss per share........      12,595      9,519           10,764      9,234
                                                                                 =========== ==========      =========== ==========




    The accompanying notes are an integral part of these condensed financial statements.

                          ACTUATE SOFTWARE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                               ---------------------------------------------------
                                                                                          1998                     1997
                                                                               -------------------------  ------------------------
OPERATING ACTIVITIES
Net loss...................................................................        $           (3,766)      $           (5,114)
Adjustment to reconcile net loss to net cash used in
  operating activities:
     Amortization of deferred compensation.................................                       236                       36
     Depreciation..........................................................                       169                      263
     Loss on disposal of fixed assets......................................                        70                        -
     Issuance of common stock for services and
       intellectual property...............................................                         -                       78
     Changes in operating assets and liabilities
         Accounts receivable...............................................                    (1,764)                  (1,615)
         Other current assets..............................................                      (372)                      77
         Accounts payable..................................................                        93                      516
         Accrued compensation..............................................                        81                      460
         Other accrued liabilities.........................................                     2,052                    1,799
         Deferred revenue..................................................                     1,287                    2,181
                                                                               -------------------------  ------------------------

Net cash used in operating activities......................................                    (1,914)                  (1,319)
                                                                               -------------------------  ------------------------

INVESTING ACTIVITIES
Purchases of property and equipment........................................                      (482)                    (841)
Purchases of short-term investments........................................                    (3,000)                    (290)
Proceeds from maturity of short-term investments...........................                       290                        -
Net change in other assets.................................................                      (312)                     (28)
                                                                               -------------------------  ------------------------

Net cash used in investing activities......................................                    (3,504)                  (1,159)
                                                                               -------------------------  ------------------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock.....................................                    31,061                      179
Payments on capital lease obligations......................................                      (249)                    (106)
Proceeds from issuance of preferred stock..................................                         -                    5,829
                                                                               ---------------------------------------------------
Net cash provided by financing activities..................................                    30,812                    5,902
                                                                               ---------------------------------------------------
Net increase in cash and cash equivalents..................................                    25,394                    3,424
Cash and cash equivalents at the beginning of the year.....................                     2,901                    1,040
                                                                               -------------------------  ------------------------
Cash and cash equivalents at the end of the period.........................        $           28,295       $            4,464
                                                                               =========================  ========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                      $               22       $               27
                                                                               =========================  ========================

    The accompanying notes are an integral part of these condensed financial statements.

                          ACTUATE SOFTWARE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
     The accompanying interim condensed financial statements of Actuate Software Corporation (the "Company") are unaudited, but include all normal recurring adjustments which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ.

     The interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 17, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of operating results for the full fiscal year.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     Cash and cash equivalents consist of cash deposited with banks and money market accounts with original maturities of 90 days or less. The Company accounts for its cash equivalents and investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All short-term investments are classified as available-for-sale, are carried at amortized cost, which approximates fair value, and consist of high quality debt securities with original maturities between 90 days and one year.

REVENUE RECOGNITION
     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Effective January 1, 1998, the Company adopted SOP 97-2. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately, or if the element is not being sold separately, the price for each element established by management having relevant authority. The revenue allocated to software products, including specified upgrades or enhancements, generally is recognized upon delivery of the products. The revenue allocated to unspecified upgrades and updates and postcontract customer support generally is recognized as the services are performed. If evidence of the fair value for all elements of the arrangement does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. There was no material change to the Company's accounting for revenues as a result of the adoption of SOP 97-2.

NET LOSS PER SHARE
     Net loss per share is presented under Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented.

     In accordance with SFAS 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Pro forma, basic and diluted net loss per share as presented in the statement of operations has been computed as described above and also gives effect, under Securities and Exchange commission guidance, to the conversion of the convertible preferred stock that was automatically converted upon completion of the Company's initial public offering in July 1998 (using the if-converted method) from the original date of issuance.

     A reconciliation of shares used in the calculation of basic and diluted and pro forma net loss per share follows (in thousands):

                                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                                 ----------------------      ----------------------
                                                                                    1998        1997             1998      1997
                                                                                 ----------- ----------      ----------- ----------

Net loss .................................................................          $  (264)   $(2,154)         $(3,766)   $(5,114)
                                                                                 ----------- ----------      ----------- ----------

Basic and diluted:
  Weighted-average shares of common stock outstanding.....................           11,609      3,753            6,546      3,444
  Weighted-average shares subject to repurchase ..........................             (566)      (724)            (626)      (543)
                                                                                 ----------- ----------      ----------- ----------

Shares used in computing net loss per share...............................           11,043      3,029            5,920      2,901
                                                                                 =========== ==========      =========== ==========
Basic and diluted net loss per share......................................          $ (0.02)   $ (0.71)         $ (0.64)   $ (1.76)
                                                                                 =========== ==========      =========== ==========
Pro forma:
Shares used in computing net loss per share...............................           11,043      3,029            5,920      2,901
Adjusted to reflect assumed conversion of preferred stock.................            1,552      6,490            4,844      6,333
                                                                                 ----------- ----------      ----------- ----------
Shares used in computing pro forma net loss per share.....................           12,595      9,519           10,764      9,234
                                                                                 =========== ==========      =========== ==========
Pro forma basic and diluted net loss per share............................          $ (0.02)   $ (0.23)         $ (0.35)   $ (0.55)
                                                                                 =========== ==========      =========== ==========



COMPREHENSIVE INCOME
     During 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"). There was no impact to the Company as a result of the adoption of SFAS 130, as there is no difference between the Company's reported net loss and the comprehensive net loss under SFAS 130 for the periods presented.

SEGMENTS
     In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS 131 is effective for the fiscal year ended December 31, 1998 and establishes standards for disclosure about products, geography and major customers. The Company expects that implementation of this standard will not have a material effect on its financial statement disclosures.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS
     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company expects that implementation of this standard will not have a material effect on its financial statement disclosure.

2. COMMON STOCK

     The Company consummated its initial public offering ("IPO") of common stock on July 17, 1998. The Company sold 3,140,000 shares of its common stock resulting in net proceeds of $30.9 million. Concurrent with the closing of the IPO, 6,489,732 shares of the Company's convertible preferred stock were converted into an equivalent number of shares of common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 17, 1998.

     The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. All forward looking statements in this Form 10-Q are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statements. Actual results could differ materially from the Company's current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variation in demand for and acceptance of the Company's products and services, the size and timing of sales, failure to maintain successful relationships with and to establish new relationships with enterprise application vendors, the level of product and price competition from existing and new competitors, changes in the Company's level of operating expenses and its ability to control costs, changes in the mix of domestic and international revenues and changes in the mix of direct and indirect sales, delays in developing, marketing and deploying new products, the ability of the Company to expand its direct sales force and indirect distribution channels both domestically and internationally, the Company's success in attracting and retaining key personnel, the growth of the market for enterprise reporting, the ability of the Company to successfully integrate technologies and businesses it may acquire in the future and general domestic and international economic and political conditions; and other factors and risks discussed in "Risk Factors," elsewhere in this Report and in the Company's Securities and Exchange Commission filings.

OVERVIEW
     The Company is a leading provider of enterprise reporting solutions that enable organizations to systematically extract, publish and disseminate information in both Internet and client/server computing environments. The Company develops and markets software products that are designed to allow companies to rapidly design, generate and distribute reports throughout the enterprise, thereby increasing access to and the value of corporate data.

     The Company sells its software products directly to end user customers through its direct sales force and through indirect channel partners such as enterprise application vendors, resellers and distributors. Enterprise application vendors generally integrate the Company's products with their applications and either embed them into their products or resell them with their products. The

Company's other indirect channel partners resell the Company's software products to end user customers. The Company sells its products outside the United States primarily through distributors. The Company's revenues are derived primarily from license fees for software products and, to a lesser extent, fees for services relating to such products, including software maintenance and support, training and consulting. The Company was incorporated in California in November 1993 and reincorporated in Delaware in July 1998. The Company's principal executive offices are located at 999 Baker Way, Suite 270, San Mateo, California 94404 and its telephone number is 650-425-2300.

RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                        -------------       -------------
                                       1998       1997     1998       1997
                                     --------   -------- --------   --------
Revenues:
  License fees.....................       83%        80%      81%        81%
  Services.........................       17         20       19         19
                                     --------   -------- --------   --------
    Total revenues.................      100        100      100        100
                                     --------   -------- --------   --------
Cost of revenues:
  License fees.....................        5          4        5          5
  Services.........................       13         12       16         12
                                     --------   -------- --------   --------
    Total cost of revenues.........       18         16       21         17
                                     --------   -------- --------   --------
Gross profit.......................       82         84       79         83
                                     --------   -------- --------   --------
Operating expenses:
  Sales and marketing..............       49         72       57         79
  Research and development.........       32         77       37         74
  General and administrative.......       10         15       13         13
                                     --------   -------- --------   --------
    Total operating expenses.......       91        164      107        166
                                     --------   -------- --------   --------
Loss from operations...............       (9)       (80)     (28)       (83)
Interest and other income, net.....        5          2        2          1
                                     --------   -------- --------   --------
Net income.........................       (4)%      (78)%    (26)%      (82)%
                                     ========   ======== ========   ========

REVENUES

     Total revenues increased 118% from $2.8 million for the quarter ended September 30, 1997 to $6.0 million for the quarter ended September 30, 1998. Total revenues increased 138% from $6.2 million for the nine months ended September 30, 1997 to $14.8 million for the nine months ended September 30, 1998. Sales outside the United States accounted for 3% and 4% of total revenues for the third quarter of 1997 and 1998, respectively and sales outside the United States accounted for 6% of total revenues for the nine months ended September 30, 1997 and 1998.

  License fees.   Revenues from license fees increased 126% from $2.2 million for the third quarter of 1997 to $5.0 million for the third quarter of 1998. Revenues from license fees increased 138% from $5.0 million for the nine months ended September 30, 1997 to $12.0 million for the nine months ended September 30, 1998. These increases in license fees were the result of increased sales to new customers and increased follow-on sales to existing customers due to expansion of the Company's direct sales organization and increased acceptance of the Actuate Reporting System.

  Services.   Service revenues increased 87% from $0.5 million for the third quarter of 1997 to $1.0 million for the third quarter of 1998. Service revenues increased 139% from $1.2 million for the nine months ended September 30, 1997 to $2.8 million for the nine months ended September 30, 1998. These increases in service revenues were primarily due to the increase in maintenance and support contracts associated with higher license fee revenues and, to a lesser extent, increases in training and consulting revenues related to increases in the Company's installed customer base.

COST OF REVENUES

  License fees. Cost of license revenues consists primarily of production and packaging costs, personnel and related costs, and facility costs. Cost of license revenues increased from $113,000, or 5% of revenues from license fees, for the third quarter of 1997 to $288,000, or 6% of revenues from license fees, for the third quarter of 1998. Cost of license revenues increased from $320,000, or 6% of revenues from license fees, for the nine months ended September 30, 1997, to $819,000, or 7% of revenues from license fees, for the nine months ended September 30, 1998. The increases in absolute dollars were primarily due to the increase in the number of licenses sold.

  Services. Cost of service consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services increased from $338,000, or 62% of revenues from service fees, for the third quarter of 1997 to $787,000, or 77% of revenues from service fees, for the third quarter of 1998. Cost of services also increased from $719,000, or 62% of revenues from service fees, for the nine months ended September 30, 1997 to $2.3 million, or 83% of revenues from service fees, for the nine months ended September 30, 1998. The increases in absolute dollars and as a percentage of service revenues were primarily due to the increase in the number of customer support personnel resulting from the Company's expansion of its support services as well as an increase in third party training and consulting services. The Company expects that cost of services will continue to increase in absolute dollars in future periods as the Company continues to hire additional customer support personnel.

OPERATING EXPENSES

  Sales and Marketing. Sales and marketing expenses consist primarily of compensation, promotional expenses, travel and entertainment, and facility costs. Sales and marketing expenses increased from $2.0 million, or 72% of total revenues for the third quarter of 1997 to $3.0 million, or 49% of total revenues for the third quarter of 1998. Sales and marketing expenses increased from $4.9 million, or 79% of total revenues for the nine months ended September 30, 1997 to $8.4 million, or 57% of total revenues for the nine months ended September 30, 1998. The increases in absolute dollars were primarily due to the hiring of additional sales and marketing personnel, higher sales commissions associated with increased revenues and increased marketing program expenses. The decreases as a percentage of total revenues were due primarily to revenues increasing at a faster rate than sales and marketing expenses. The Company expects that sales and marketing expenses will continue to increase in absolute dollars in future periods as the Company continues to hire additional sales and marketing personnel, establish additional sales offices, expand international distribution channels and increase promotional activities.

  Research and Development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with product development. Research and development expenses decreased from $2.1 million, or 77% of total revenues for the third quarter of 1997 to $1.9 million, or 32% of total revenues for the third quarter of 1998. Research and development expenses increased from $4.6 million, or 74% of total revenues for the nine months ended September 30, 1997 to $5.5 million, or 37% of total revenues for the nine months ended September 30, 1998. The decrease in research and development expenses in absolute dollars from the third quarter of 1997 to the third quarter of 1998 was primarily due to higher consulting and related development costs in the third quarter of 1997 associated with the completion of Version 3.0 of the Actuate Reporting System, which began shipping in the fourth quarter of 1997. The increase in research and development expenses in absolute dollars from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 was primarily due to increases in personnel and related costs associated with the enhancement of existing products, quality assurance and testing, depreciation of capital expenditures and facilities costs. The decreases as a percentage of total revenues were due to revenues increasing at a faster rate than research and development expenses. The Company believes that a significant level of investment for research and development is essential to maintain product and technical leadership and anticipates that it will continue to devote substantial resources to research and development and that these expenses will increase in absolute dollars in future periods.

  General and Administrative.   General and administrative expenses consist
primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal and accounting expenses and amortization of deferred compensation related to certain stock option grants. General and administrative expenses increased from $411,000, or 15% of total revenues for the third quarter of 1997 to $626,000, or 10% of total revenues for the third quarter of 1998. General and administrative expenses increased from $824,000, or 13% of total revenues for the nine months ended September 30, 1997 to $1.8 million, or 13% of total revenues for the nine months ended September 30, 1998. The increases in general and administrative expenses in absolute dollars were due primarily to increased personnel and related costs and professional fees necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in absolute dollars in future periods as the Company continues to hire additional general and administrative personnel to support expanded operations.

     The Company recorded deferred compensation of approximately $619,000 during the nine months ended September 30, 1998, and the Company recorded amortization expense of approximately $103,000 and $236,000 for the three months and nine months ended September 30, 1998, respectively. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of the Company's Common Stock at the time of such grants. All such deferred compensation expense has been included in general and administrative expenses. Approximately $491,000 of remaining deferred compensation expense will be amortized by the Company through 2002.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net, is comprised primarily of interest income earned by the Company on its cash and short-term investments. Interest and other income, net, for the quarter and nine months ended September 30, 1997 was $57,000 and $87,000, respectively, as compared with interest and other income, net, of $304,000 and $340,000 for the quarter and nine months ended September 30, 1998, respectively. These increases were due primarily to the interest earned on the investment of the proceeds from the Company's initial public offering which was consummated on July 17, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has funded its operations primarily through cash from operations and approximately $14.3 million in net proceeds from the private sales of preferred stock. In July 1998, the Company completed its initial public offering whereby it sold 3,140,000 shares of its common stock. The net proceeds to the Company, after deducting expenses relating to the offering, were $30.9 million.

     As of September 30, 1998, the Company had cash and cash equivalents of $28.3 million and short-term investments of $3.0 million in a certificate of deposit classified as available-for-sale. In addition, the Company maintains a bank line of credit which provides for up to $5.0 million in borrowings. The Company can borrow up to 80% of eligible accounts receivable against the line of credit. The interest rate on any borrowed amounts is the prime rate plus 2.25%. This line of credit requires the Company to comply with various financial covenants, prohibits the Company from paying dividends and requires the Company to deposit $3.0 million of the proceeds of its initial public offering with the lender through May 25, 1999, the maturity date of the line of credit. The Company currently has no borrowings under the line of credit.

     The Company believes that its current cash balances and any cash generated from operations and from available debt financing, will be sufficient to meet the Company's cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company has no current plans, agreements or commitments, and is not currently engaged in any negotiations with respect to any such transaction.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates. As a result, in just over a year, computer systems and/or software used by many companies will need to be upgraded to comply with "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance issues. Although the Company believes that its products are Year 2000 compliant and on an ongoing basis is testing its products to validate Year 2000 compliance, there can be no assurance that Year 2000 errors or defects will not be discovered in the Company's current and future products. Any failure by the Company to make its products Year 2000 compliant could result in a decrease in sales of the Company's products, an increase in the allocation of resources to address Year 2000 problems of the Company's customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by the Company's customers due to such Year 2000 problems. The testing of the Company's products for Year 2000 compliance is part of the standard quality assurance testing done by the Company on its products. The Company does not currently anticipate making any material expenditures relating to the Year 2000 testing of its products. In addition, the Company believes that the purchasing patterns of customers and potential customers may be impacted by Year 2000 issues. Further, many companies are expending significant resources to correct or patch their current software systems to make such systems Year 2000 compliant. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The occurrence of any of such events could have a material adverse effect on the Company's business, results of operations or financial condition. Additionally, to the extent the Company's products are embedded or bundled with other companies' products that are not Year 2000 compliant, the Company could be exposed to litigation from such companies' customers, and the Company's reputation in the marketplace and indirect sales of its products by the Company's indirect channel partners could be adversely affected, all of which could result in a material adverse effect on the Company's business, operating results and financial condition. The Company currently has no plans to assess the Year 2000 compliance of the products of these companies.
Furthermore, the Company does not believe that the failure of any one of its end user customers to be Year 2000 compliant will have a material adverse effect on the Company's business, operating results and financial condition. However, in the event a large number of the Company's end user customers are not Year 2000 compliant and such non-compliance has a material adverse effect on such customers' business, the Company's business, operating results and financial condition could be materially adversely affected. The Company does not intend to assess the Year 2000 compliance of its end user customers.

     The Company has conducted a preliminary assessment of its internal information technology systems to identify the systems that could be affected by the Year 2000 issue. Based on this preliminary assessment, the Company currently has no reason to believe that its internal information technology systems are not Year 2000 compliant. The Company intends to continue to assess the Year 2000 compliance of its internal information technology systems. To date the Company has not made any material expenditures related to the Year 2000 compliance of its internal information technology systems and the Company does not currently anticipate spending any material amounts for Year 2000 remediation. There can be no assurance that Year 2000 errors or defects will not be discovered in the Company's internal information technology systems. In the event Year 2000 errors or defects are discovered in the Company's internal information technology systems and the Company is not able to remedy such errors or defect in a timely manner or the cost to remedy such errors or defects is significant, there would be a material adverse effect on the Company's business, results of operations or financial condition.


RISK FACTORS

LIMITED OPERATING HISTORY; LACK OF PROFITABILITY
     The Company incurred net losses of $6.1 million and $7.2 million in fiscal 1996 and 1997, respectively, and $3.8 million for the nine months ended September 30, 1998. As of September 30, 1998, the Company had an accumulated deficit of approximately $20.7 million. Given the Company's history of net losses, there can be no assurance of revenue growth or profitability on a quarterly or annual basis in the future. While the Company achieved significant quarter-to-quarter revenue growth in fiscal 1997 and in the nine months ended September 30, 1998, there can be no assurance that the Company's revenues will increase in future periods. In addition, the Company intends to increase its operating expenses significantly in future periods; therefore, the Company's operating results in the future will be adversely affected if revenues do not increase. Future operating results will depend on many factors, including, among others, demand for and acceptance of the Company's products and services, including ongoing acceptance of maintenance and other services purchased by existing customers, continued successful relationships and the establishment of new relationships with enterprise application vendors, the level of product and price competition from existing and new competitors, the ability of the Company to control costs and to develop, market and deploy new products, the ability of the Company to expand its direct sales force and indirect distribution channels both domestically and internationally, the Company's success in attracting and retaining key personnel, the growth of the market for enterprise reporting and the ability of the Company to successfully integrate technologies and businesses it may acquire in the future. The Company was founded in November 1993 and began shipping its Actuate Reporting System in January 1996. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's limited operating history and the susceptibility of the Company's operating results to significant fluctuations makes any prediction of future operating results unreliable. In addition, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's operating results have in the past, and may in the future, vary significantly due to factors such as demand for the Company's products, the size and timing of significant orders and their fulfillment, sales cycles of the Company's indirect channel partners, product life cycles, changes in pricing policies by the Company or its competitors, changes in the Company's level of operating expenses and its ability to control costs, budgeting cycles of its customers, software defects and other product quality problems, hiring needs and personnel changes, the pace of international expansion, changes in the Company's sales incentive plans, continued successful relationships and the establishment of new relationships with enterprise application vendors, the impact of consolidation by competitors and indirect channel partners, and general domestic and international economic and political conditions. In addition, the Company may, in the future, experience fluctuations in its gross and operating margins due to changes in the mix of domestic and international revenues and changes in the mix of direct sales and indirect sales, as well as changes in the mix among the indirect channels through which the Company's products are offered.

     A significant portion of the Company's total revenues in any given quarter is derived from existing customers. The Company's ability to achieve future revenue growth, if any, will be substantially dependent upon the Company's ability to increase revenues from license fees and services from existing customers, to expand its sales force, to increase the quotas of its sales employees, to have such employees achieve or exceed such quotas and to increase the average size of its orders. To the extent that such increases do not occur in a timely manner, the Company's business, operating results and financial condition would be materially adversely affected. Because its software products are typically shipped shortly after orders are received, revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Accordingly, revenues for any future quarter are difficult to predict. Revenues from license fees are also difficult to forecast because the market for enterprise reporting is rapidly evolving, and because the sales cycle for the Company's products varies substantially from customer to customer and by distribution channel and may increase in the future. The Company's expense levels and plans for expansion, including its plans to significantly increase its sales and marketing and research and development efforts, are based in significant part on the Company's expectations of future revenues and are relatively fixed in the short-term. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Consequently, if total revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be adversely and disproportionately affected.

     Based upon all of the factors described above, the Company has limited ability to forecast future revenues and expenses, and it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In the event that operating results are below expectations, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's common stock would be materially adversely affected.

EXPANDING DISTRIBUTION CHANNELS AND RELIANCE ON THIRD PARTIES
     To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as enterprise application vendors, resellers and distributors. Of the Company's revenues from license fees in 1997 and the nine months ended September 30, 1998, approximately 38% and 43%, respectively, resulted from sales through indirect channel partners. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in expanding its direct sales force and in further establishing and maintaining relationships with enterprise application vendors, resellers and distributors. In particular, a significant element of the Company's strategy is to embed its technology in products offered by enterprise application vendors for resale to such vendors' customers and end users. The Company intends to seek additional distribution arrangements with other enterprise application vendors to embed the Company's technology in their products and expects that these arrangements will continue to account for a significant portion of the Company's revenues in future periods. The Company's future success will depend on the ability of its indirect channel partners to sell and support the Company's products. To the extent that the sales and implementation cycles of the Company's indirect channel partners are lengthy or variable in nature, that the Company's enterprise application vendors experience difficulties embedding the Company's technology into their products or that the Company fails to train the sales and customer support personnel of such indirect channel partners in a timely fashion, the Company's business, operating results and financial condition could be materially adversely affected.

     Although the Company is currently investing, and plans to continue to invest, significant resources to expand its direct sales force and to develop relationships with enterprise application vendors, resellers and distributors, the Company has at times experienced and continues to experience difficulty in recruiting qualified sales personnel and in establishing necessary third-party relationships. There can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels, secure license agreements with additional enterprise application vendors on commercially reasonable terms or at all, or extend existing license agreements with existing enterprise application vendors, resellers and distributors on commercially reasonable terms or at all, or that any such expansion, additional license agreements or extension of license agreements would result in an increase in revenues. Any inability by the Company to maintain existing or establish new relationships with indirect channel partners or, if such efforts are successful, a failure of the Company's revenues to increase correspondingly with expenses incurred in pursuing such relationships, would materially and adversely affect the Company's business, operating results and financial condition.

DEPENDENCE ON GROWTH OF MARKET FOR ENTERPRISE REPORTING; RISKS ASSOCIATED WITH THE SOFTWARE INDUSTRY
     The market for enterprise reporting software products is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will adopt the Company's products. To date, all of the Company's revenues have been derived from licenses for its enterprise reporting software and related products and services, and the Company expects this to continue for the foreseeable future. The Company has spent, and intends to continue spending, considerable resources educating potential customers and indirect channel partners about enterprise reporting and the Company's products. However, there can be no assurance that such expenditures will enable the Company's products to achieve any significant degree of market acceptance, and if the market for enterprise reporting products fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

     In addition, the software industry has historically experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions during which management information systems budgets often decrease. Such a change in economic conditions could result in a slow down of the purchase of enterprise reporting products. As a result, the Company's business, operating results and financial condition may in the future reflect substantial fluctuations from period to period as a consequence of buying patterns and general economic conditions in the software industry.

COMPETITION
     The market in which the Company competes is intensely competitive and characterized by rapidly changing technology and evolving standards.
Competition for the Company's products comes in four principal forms: (i) direct competition from current or future vendors of reporting solutions such as Seagate Software, Inc. (a division of Seagate Technology, Inc.) and SQRIBE Technologies, Inc.; (ii) indirect competition from vendors of OLAP and query tools such as Arbor Software Corp., Business Objects S.A., Cognos, Inc. and Microsoft Corp. ("Microsoft") that integrate reporting functionality with such tools; (iii) indirect competition from enterprise application vendors such as SAP Atkiengesellschaft

("SAP") and Oracle Corp. ("Oracle"), to the extent they include reporting functionality in their applications, and (iv) competition from the information systems departments of current or potential customers that may develop reporting solutions internally which may be cheaper and more customized than the Company's products. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to leverage significant installed customer bases. These companies could integrate competing enterprise reporting software with their products, resulting in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter the enterprise reporting software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the enterprise reporting needs of the Company's prospective customers. The Company's current or future enterprise application vendors and other indirect channel partners have in the past, or may in the future, establish cooperative relationships with current or potential competitors of the Company, thereby limiting the Company's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to obtain revenues from license fees from new or existing customers, and service revenues from existing customers on terms favorable to the Company. Further, competitive pressures may require the Company to reduce the price of its software. In either case, the Company's business, financial condition, and operating results would be materially adversely affected. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OF CERTAIN INTERNATIONAL
DISTRIBUTORS
     The Company is a party to agreements with its Japanese distributor and the parent company of its French, German and United Kingdom distributors (the "International Distributors"), under which the Company is likely to (and under certain circumstances, would bear substantial financial penalties if it did not) acquire such International Distributors at some point in the future. Such an acquisition could be triggered by the parent company of the European distributors at its discretion beginning in January 1999, and by the Japanese distributor at its discretion beginning in April 1999. In connection with any such acquisition, the Company would be required to pay a purchase price (equal to at least such distributor's last twelve months' revenues as of the date of such acquisition) in registered shares of the Company's Common Stock or in cash, which may have the effect of diluting existing stockholders, adversely affecting the price of the Company's Common Stock or reducing the available cash for working capital and other purposes. At present, the Company is unable to predict the accounting treatment of any such acquisitions, in part because it is unclear what accounting regulations, conventions or interpretations may prevail in the future. If any such acquisition is accounted for by the Company as a "purchase" transaction (as opposed to a pooling of interests), it could cause the Company to recognize substantial goodwill and other intangible asset amortization charges in the quarters and fiscal years immediately following the date on which such an acquisition is effected, depending upon the purchase price paid by the Company for such acquisition. As a result, if the acquisition is accounted for as a "purchase" transaction, it could have a material adverse effect on reported earnings per share during these periods in which the Company records the amortization of intangible assets acquired. Finally, any such acquisition would require substantial management attention, impose costs on the Company associated with integrating the acquired entities, require the Company to coordinate sales and marketing efforts with the acquired companies and subject the Company to additional, and potentially substantial, regulation as an owner of foreign subsidiaries, any of which could have a material adverse effect on the business, operating results and financial condition of the Company.

RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON PRODUCT DEVELOPMENT
     The market for the Company's products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete and unmarketable. The Company believes that its future success will depend in large part on its ability to support current and future releases of popular operating systems, databases and enterprise software applications, to maintain and improve its current product line, to timely develop new products that achieve market acceptance, to maintain technological competitiveness and to meet an expanding range of customer requirements. There can be no assurance that the announcement or introduction of new products by the Company or its competitors or any change in industry standards will not cause customers to defer or cancel purchases of existing products, which could have a material adverse effect on the Company's business, operating results and financial condition. As a result of the complexities inherent in enterprise reporting, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company's products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on the Company's business, operating results and financial condition. Any failure by the Company to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or of such new products and product enhancements to achieve market acceptance would have a material adverse effect upon the Company's business, operating results and financial condition.

LENGTHY AND VARIABLE SALES CYCLES
     The purchase of the Company's products by its end user customers for deployment within a customer's organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond the Company's control, such as the customers' internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations. While the sales cycle for an initial order of the Company's products is typically 3 to 6 months and the sales cycle associated with a follow-on large scale deployment of the Company's products typically extends for another 6 to 9 months or longer, there can be no assurance that the Company will not experience longer sales cycles in the future. Additionally, sales cycles for sales of the Company's software products to enterprise application vendors tend to be longer, ranging from 6 to 24 months or more (not including the sales and implementation cycles of such vendors' own products, which are typically significantly longer than the Company's sales and implementation cycles) and involve convincing the vendor's entire organization that the Company's products are the appropriate reporting solution for the application. Certain of the Company's customers have in the past, or may in the future, experience difficulty completing the initial implementation of the Company's products. Any difficulties or delays in the initial implementation at the Company's customer sites or those of its indirect channel partners, could cause such customers to reject the Company's software or lead to the delay or non-receipt of future orders for the large-scale deployment of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

MANAGEMENT OF GROWTH; DEPENDENCE ON AND NEED FOR ADDITIONAL QUALIFIED PERSONNEL
     The Company has recently experienced a significant expansion in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations. From January

1997 through September 1998, the Company increased its headcount from 38 to 131 full-time employees. Furthermore, significant increases in the number of employees are anticipated during the remainder of 1998 and in future periods. In particular, the Company currently plans to expand the number of employees in sales and marketing, customer support and research and development. This growth has resulted, and will continue to result, in new and increased responsibilities for management personnel and may place a strain upon the Company's management, operating and financial systems and resources. The Company expects that an expansion of its international operations will lead to increased financial and administrative demands associated with managing an increasing number of relationships with foreign partners and customers and expanded treasury functions to manage foreign currency risks. The Company's future operating results will also depend on its ability to further develop indirect channels and expand its support organization to accommodate growth in the Company's installed base. The failure of the Company to manage its expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's success depends to a significant degree upon the efforts of certain key management, marketing, customer support and research and development personnel. The Company believes that its future success will depend in large part upon its continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, the Company faces intense competition for such personnel, and the Company has experienced and will continue to experience difficulty in recruiting qualified personnel, particularly in the San Francisco Bay Area, where the employment market for qualified sales, marketing and engineering personnel is extremely competitive. There can be no assurance that the Company will be successful in attracting, assimilating or retaining qualified personnel in the future. The loss of the services of one or more of the Company's key personnel, particularly the Company's executive officers, or the failure to attract and retain additional qualified personnel, could have a material and adverse effect on the Company's business, operating results and financial condition. The Company has purchased, and is the beneficiary of, a key man life insurance policy on its Chief Executive Officer in the amount of $2,000,000.

FAILURE TO EXPAND AND RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS
     During 1996, 1997 and the nine months ended September 30, 1998, the Company derived 6%, 2% and 6% of its total revenues, respectively, from sales outside the United States. The Company's ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. Although the Company intends to continue to invest significant resources to expand its sales and support operations outside the United States and to enter additional international markets, there can be no assurance that such efforts will be successful. In order to successfully expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. To the extent that the Company is unable to do so in a timely and cost-effective manner, the Company's business, operating results and financial condition could be materially adversely affected.

     The Company's international operations are generally subject to a number of risks, including costs of localizing products for foreign countries, trade laws and business practices favoring local competition, dependence on local vendors, compliance with multiple, conflicting and changing government laws and regulations, longer sales and payment cycles, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, greater difficulty or delay in accounts receivable collection, foreign currency exchange rate fluctuations, multiple and conflicting tax laws and regulations and political and economic instability, including recent economic conditions in Asia. Because substantially all of the Company's international revenues and costs, with the exception of sales in Japan, have been denominated to date in U.S. dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, and result in a reduction in sales and profitability in that country. The Company believes that an increasing portion of the Company's revenues and costs will be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Any of the foregoing factors could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company may from time to time undertake foreign exchange hedging transactions to cover a portion of its foreign currency transaction exposure, the Company does not currently attempt to cover any foreign currency exposure, and there can be no assurance that the Company will be successful in any future foreign exchange hedging transactions or that such transactions, if any, will not have a material adverse effect on the Company's business, operating results and financial condition.

YEAR 2000 COMPLIANCE
     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates. As a result, in just over a year, computer systems and/or software used by many companies will need to be upgraded to comply with "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance issues. Although the Company believes that its products are Year 2000 compliant and on an ongoing basis is testing its products to validate Year 2000 compliance, there can be no assurance that Year 2000 errors or defects will not be discovered in the Company's current and future products. Any failure by the Company to make its products Year 2000 compliant could result in a decrease in sales of the Company's products, an increase in the allocation of resources to address Year 2000 problems of the Company's customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by the Company's customers due to such Year 2000 problems. The testing of the Company's products for Year 2000 compliance is part of the standard quality assurance testing done by the Company on its products. The Company does not currently anticipate making any material expenditures relating to the Year 2000 testing of its products. In addition, the Company believes that the purchasing patterns of customers and potential customers may be impacted by Year 2000 issues. Further, many companies are expending significant resources to correct or patch their current software systems to make such systems Year 2000 compliant. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The occurrence of any of such events could have a material adverse effect on the Company's business, results of operations or financial condition. Additionally, to the extent the Company's products are embedded or bundled with other companies' products that are not Year 2000 compliant, the Company could be exposed to litigation from such companies' customers, and the Company's reputation in the marketplace and indirect sales of its products by the Company's indirect channel partners could be adversely affected, all of which could result in a material adverse effect on the Company's business, operating results and financial condition. The Company currently has no plans to assess the Year 2000 compliance of the products of these companies. Furthermore, the Company does not believe that the failure of any one of its end user customers to be Year 2000 compliant will have a material adverse effect on the Company's business, operating results and financial condition. However, in the event a large number of the Company's end user customers are not Year 2000 compliant and such non-compliance has a material adverse effect on such customers' business, the Company's business, operating results and financial condition could be materially adversely affected. The Company does not intend to assess the Year 2000 compliance of its end user customers.

     The Company has conducted a preliminary assessment of its internal information technology systems to identify the systems that could be affected by the Year 2000 issue. Based on this preliminary assessment, the Company currently has no reason to believe that its internal information technology systems are not Year 2000 compliant. The Company intends to continue to assess the Year 2000 compliance of its internal information technology systems. To date the Company has not made any material expenditures related to the Year 2000 compliance of its internal information technology systems and the Company does not currently anticipate spending any material amounts for Year 2000 remediation. There can be no assurance that Year 2000 errors or defects will not be discovered in the Company's internal information technology systems. In the event Year 2000 errors or defects are discovered in the Company's internal information technology systems and the Company is not able to remedy such errors or defect in a timely manner or the cost to remedy such errors or defects is significant, there would be a material adverse effect on the Company's business, results of operations or financial condition.

RISK OF SOFTWARE DEFECTS; PRODUCT LIABILITY
     Software products as complex as those offered by the Company often contain errors or defects, particularly when first introduced, when new versions or enhancements are released and when configured to individual customer computing systems. The Company currently has known errors and defects in its products. There can be no assurance that, despite testing by the Company, additional defects and errors, including Year 2000 errors, will not be found in current versions, new versions or enhancements of its products after commencement of commercial shipments, any of which could result in the loss of revenues or a delay in market acceptance and thereby have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, there can be no assurance that when the Company's products are deployed enterprise-wide by customers, the Company's products will meet all of the expectations and demands of its customers.

     Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. The Company has not experienced any product liability claims to date. However, the sale and support of the Company's products may entail the risks of such claims, which are likely to be substantial in light of the use of the Company's products in business-critical applications. A product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT
    The Company has one issued U.S. patent and one U.S. patent pending and relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company licenses its software pursuant to shrinkwrap or signed license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its intellectual property, including requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Any failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company's business, operating results and financial condition.

     To date, the Company has not been notified that its products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects enterprise reporting software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of product infringement against the Company and the failure or inability of the Company to license the infringed or similar technology could have a material adverse effect upon the Company's business, operating results and financial condition.

RISK OF CHANGES IN ACCOUNTING STANDARDS
     Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" was issued in October 1997 by the American Institute of Certified Public Accountants and amended by Statement of Position 98-4 ("SOP 98-4"). The Company adopted SOP 97-2 effective January 1, 1998. Based upon its reading and interpretation of SOP 97-2 and SOP 98-4, the Company believes its current revenue recognition policies and practices are materially consistent with SOP 97-2 and SOP 98-4. However, full implementation guidelines for this standard have not yet been issued. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially adversely affect the Company's future revenue and earnings. Such implementation guidance may necessitate significant changes in the Company's business practices in order for the Company to continue to recognize license fee revenue upon delivery of its software products. Such changes may have a material adverse effect on the Company's business, operating results and financial condition.

POTENTIAL VOLATILITY OF STOCK PRICE
     The market price of shares of the Company's Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to copyrights or proprietary rights, conditions and trends in the software and other technology industries, changes in corporate purchasing of enterprise application software, the Year 2000 issue, adoption of new accounting standards affecting the software industry, changes in financial estimates by securities analysts, changes in the economic conditions in the United States and abroad, general market conditions and other factors.
In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the securities of technology companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against such company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

CONTROL OF COMPANY BY EXISTING STOCKHOLDERS
     As of September 30, 1998, the executive officers and directors of the Company and their affiliates in the aggregate beneficially owned approximately 54.2% of the outstanding common stock of the Company, assuming no exercise of outstanding stock options. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

EFFECT OF CERTAIN CHARTER PROVISIONS; ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW
     The Company's Certificate of Incorporation, as amended and restated (the "Certificate of Incorporation"), and Bylaws, as amended and restated ("Bylaws"), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions authorizing the issuance of "blank check" preferred stock and eliminating the ability of stockholders to act by written consent. In addition, certain provisions of Delaware law and the Company's 1998 Equity Incentive Plan may also have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of the Company's common stock.

SHARES ELIGIBLE FOR FUTURE SALE
     In January 1999, upon expiration of (i) lock-up agreements between certain stockholders of the Company and the representatives of the Underwriters of the Company's initial public offering and (ii) contractual obligations between certain stockholders and the Company, approximately 10,300,000 shares of the Company's common stock will become eligible for sale; provided however that certain of these shares shall be subject to the volume and manner of sale restrictions under Rule 144 and certain of these shares will not be eligible for sale until the underlying stock option associated with such shares vests. Sales of a substantial number of shares of the Company's common stock could adversely affect the market price of the common stock and could impair the Company's ability to raise capital through the sale of equity securities.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Company is not involved in any legal proceedings that are material to its business or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)  Not applicable

        (b)  Not applicable

        (c) In connection with its IPO in 1998, the Company filed a Registration Statement on Form S-1, SEC Registration No. 333-55741, which was declared effective by the Commission on July 17, 1998. The offering commenced on July 17, 1998 and all securities were sold in the offering. Pursuant to the Registration Statement, the Company registered 3,450,000 shares of its common stock, $0.001 par value per share, of which 3,140,000 shares were sold by the Company and 310,000 shares were sold by Selling Stockholders. Net proceeds to the Company after deducting underwriting discount and offering expenses were $30.9 million.

  From August 1, 1998 to September 30, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

  Manufacturing, sales, marketing and administrative infrastructure    $ 3,488,000
  Research and development activities                                    1,330,000
  Purchase of machinery and equipment and software                         250,000
  Temporary investments                                                 25,832,000
                                                                       -----------
  Total                                                                $30,900,000
                                                                       ===========

  Each of these amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement. The Company's temporary investments were in cash, cash equivalents and investment grade, short-term interest bearing securities.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             10.15 Actuate Japan Agreement between the Company and Actuate Japan, Co., Ltd. dated August 15, 1998.

             10.16 Letter Agreement between the Company and Actuate Japan, Co., Ltd. dated September 17, 1998.

             10.17 Amendment No. 7 to Office Lease between the Company and Spieker Properties, L.P. dated September 8, 1998.

             27.1   Financial Data Schedule

        (b)  Reports on Form 8-K:

             None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 1998.

                                         Actuate Software Corporation
                                         (Registrant)



                                         By:   /s/  DANIEL A. GAUDREAU

                                         ___________________________________
                                         Daniel A. Gaudreau
                                         Chief Financial Officer, Vice President
                                            of Finance (Principal Financial and
                                            Accounting Officer)

                          ACTUATE SOFTWARE CORPORATION

                               INDEX OF EXHIBITS

    EXHIBIT #    EXHIBIT TITLE
  -----------    -------------

     10.15 Actuate Japan Agreement between the Company and Actuate Japan, Co., Ltd. dated August 15, 1998.

     10.16 Letter Agreement between the Company and Actuate Japan, Co., Ltd. dated September 17, 1998.

     10.17 Amendment No. 7 to Office Lease between the Company and Spieker Properties, L.P. dated September 8, 1998.

     27.1        Financial Data Schedule - September 30, 1998