Form 10-K
period 1998-12-31
ACTUATE SOFTWARE CORP
filed 1999-03-12
CIK 1062478

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24607

                          Actuate Software Corporation
             (Exact name of registrant as specified in its charter)

                    Delaware                                        94-3193197
(State or other jurisdiction of incorporation or     (I.R.S. Employer Identification Number)
                  organization)

                            999 Baker Way, Suite 270
                          San Mateo, California 94404
                    (Address of principal executive offices)

                                ----------------

                                 (650) 425-2300
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                             (Title of each class)

                                ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             (1) Yes [X]    No [_]
                             (2) Yes [X]    No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Based on the closing price as reported on the Nasdaq Stock Market, as of February 26, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $144,493,431. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of February 26, 1999 there were 13,841,955 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III is incorporated by reference to specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 1999 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ACTUATE SOFTWARE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I..................................................................    1
          Item 1.  Business.............................................     1
          Item 2.  Properties...........................................    18
          Item 3.  Legal Proceedings....................................    18
          Item 4.  Submission of Matters to a Vote of the Security
                   Holders..............................................    18

 PART II.................................................................   19
          Item 5.  Market for Registrant's Common Equity and Related
                   Stockholder Matters..................................    19
          Item 6.  Selected Financial Data..............................    20
          Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................    21
          Item 7A. Quantitative and Qualitative Disclosures About Market
                   Risk.................................................    28
          Item 8.  Financial Statements and Supplementary Data..........    28
          Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure..................    28

 PART III................................................................   28
          Item 10. Directors and Executive Officers of the Registrant...    28
          Item 11. Executive Compensation...............................    28
          Item 12. Security Ownership of Certain Beneficial Owners and
                   Management...........................................    28
          Item 13. Certain Relationships and Related Transactions.......    28

 PART IV.................................................................   29
          Item 14. Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K..........................................    29

 SIGNATURES..............................................................   31

 INDEX TO FINANCIAL STATEMENTS...........................................  F-1

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Some of the statements in this report on Form 10-K under "Business," "Risk Factors That May Affect Future Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, levels of activity, performance, or achievement to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk factors That May Affect Future Results" and elsewhere in this Report on Form 10-K. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements contained in the "Letter to Stockholders" in the Annual Report or in this Report on Form 10-K after the date hereof to conform such statements to actual results.

                                    PART I

ITEM 1. BUSINESS

Overview

   Actuate Software Corporation is a leading provider of enterprise reporting solutions that enable organizations to systematically extract, publish and disseminate information across distributed computing environments. The Company develops and markets software products that are designed to allow companies to rapidly design, generate and distribute, via the Internet, corporate reports throughout the enterprise, thereby increasing access to and the value of corporate data. The Actuate Reporting System is a scalable, dynamic reporting platform which is designed to allow organizations to replace traditional paper-based and on-line reports with Actuate Live Report Documents. Architected specifically to leverage the functionality of the Internet, the Actuate Reporting System is designed to make reports accessible to an organization's employees, customers and suppliers via corporate intranets and the Internet. The Actuate Reporting System's server-centric architecture provides the building blocks for an enterprise reporting environment of any size. Actuate's open environment allows developers to create reports from virtually any data source and in virtually any format required by end-users. Actuate's products have been adopted in a wide variety of industries, including financial services, telecommunications, technology, health care and others. The Company sells its products through its direct sales force located in the United States and Canada and worldwide through enterprise application vendors and distributors.

Industry Background

   To succeed in today's increasingly competitive markets, businesses must accelerate the rate at which they identify and respond to changing business conditions. An organization's success is, to a large extent, dependent upon its ability to rapidly collect, organize and distribute information to make effective business decisions. Reports are the primary means in virtually all organizations by which critical business information is distributed and used by employees, customers and suppliers. Examples of such reports include income statements, budgets, sales forecasts, invoices, inventory listings, payroll reports, portfolio statements and packing slips. Other products such as OLAP and query tools generally serve as supplements to core reporting systems and are only utilized by a small number of users for very distinct and specialized data analysis.

   Historically, most reports have been paper-based, designed using legacy computer languages such as COBOL and typically delivered to users through physical means such as hand carts, inter-office mail and the postal service. However, over the past decade, there has been a dramatic migration of critical corporate information from mainframe computer systems to distributed computing environments. This shift has been driven largely by the widespread emergence and adoption of enterprise software applications, data warehouses, corporate intranets and the Internet. As a result, organizations have had to reconsider the way they generate and distribute reports.

   One of the most significant computing trends of the 1990's has been the migration of enterprise applications from legacy mainframe systems to distributed computing environments. IDC estimates that organizations will have spent over $28 billion between 1995 and 1998 on the purchase of such enterprise applications from vendors such as SAP, PeopleSoft, and Baan in addition to corporate expenditures on the internal development and implementation of specialized client/server applications. Also, the rapid adoption of new applications for enterprise resource planning, sales force automation and supply chain management is giving rise to new and valuable types of enterprise data, and is enabling new classes of users, such as sales and customer service representatives, to access such data. While many of these purchased applications include basic reporting functionality, they generally do not adequately satisfy an enterprise's reporting needs, causing the vendors of these applications to develop or license new enterprise reporting functionality. Additionally, internally developed applications require organizations to either develop or purchase enterprise reporting functionality.

   Organizations are also increasingly extracting information from mainframe and other data stores and moving the information into new, high performance data warehouses and data marts in order to improve information access and distribution. In order to capitalize on the collection of this information and enable users to make better business decisions, enterprises require reporting applications that draw from these new data stores and distribute the information flexibly and efficiently to a large number of users.

   The growth in the use of the Internet and corporate intranets is changing the way organizations generate and distribute reports. Organizations can now distribute information electronically to multiple end users both within and outside an organization, thereby increasing efficiency and reducing the need for paper-based reports. In order to accomplish this, many organizations are creating entirely new reporting applications which enable distribution of reports using the World Wide Web. In addition, the emergence of the Internet and corporate intranets has given rise to a new information viewing paradigm characterized by searchable, browsable, interactive content.

   Due to this fundamental shift in the way corporations store and manage data, IT departments are now faced with the challenge of providing users with secure access to business information residing in a broad range of distributed and fragmented systems. The Company believes traditional reporting methods have not kept pace with the technological advancements in application software and relational databases. As a result, it has been extremely difficult for businesses to report information from these systems efficiently, uniformly and securely across a single platform to users within and outside of the organization.

   To date, large organizations have generally used two types of reporting solutions to meet their needs in a distributed computing environment: production reporting and desktop reporting. Production reporting systems are used to produce high-volume operational reports such as sales bookings, inventory level analysis, invoices and financial information. These systems typically produce static paper-based reports that are cumbersome and inflexible in that they provide information to end users in a predetermined format. Additionally, these production reporting systems are generally based on programming languages that are outdated and difficult for developers to work with. Desktop reporting products are used for the ad hoc creation of individual reports such as sorted listings, simple graphs and summaries for small workgroups of end users. These tools enable end users to analyze data and produce certain customized reports, but are limited in their ability to access the full breadth of an organization's operational information, are unsuited to producing high-volume operational reports and require extensive end user training. Furthermore, production and desktop reporting tools generally lack administration capabilities such as scheduling and distribution management, which forces corporate IT departments to use their limited resources to create solutions for these needs.

   Due to the shortcomings of traditional reporting methods, the Company believes that there is a need for a reporting solution that allows organizations to use a single reporting infrastructure to systematically extract, publish and disseminate information from distributed computing environments. IDC estimates the market for enterprise reporting solutions such as those offered by the Company will grow to over $900 million by the year 2002.

The Actuate Solution

   The Actuate Reporting System is a scalable, dynamic enterprise reporting solution which is designed to allow organizations to effectively develop, generate and distribute reports throughout the enterprise in both client/server and Internet-enabled environments. The Company's products are designed to be easily and rapidly implemented, to generate and distribute thousands of reports to thousands of users via networks or the Internet, and to enable the Company's customers to leverage their existing hardware and software investments. The Company believes the Actuate Reporting System provides the following key advantages:

   Live Report Documents. The Actuate Reporting System enables organizations to replace traditional paper-based and on-line reports with Live Report Documents. Live Report Documents feature rich interactive capabilities including: (i) hyperlinks, which permit the user to drill-down to detailed information within the report or link to other reports, (ii) context-sensitive help, which allows the user to access information about the report itself, including field definitions and data sources, (iii) a dynamic, self-documenting table of contents, which automatically reflects changes in the document and enables one-click access to particular pages within large reports, and (iv) a report query feature, which allows users to extract data from the report and transfer it to other applications for further analysis or formatting. The Actuate Reporting System also facilitates mobile, off-line analysis of reports.

   Adaptable Environment. The Actuate Reporting System is based on an object-oriented architecture that is designed to give developers a complete visual environment for structuring, compiling, viewing and debugging sophisticated report designs. Actuate's open environment allows developers to create reports from virtually any data source and in virtually any format required by users. Actuate's component-based architecture enables developers to build reports by dragging and dropping standard components that can be customized and stored in libraries for reuse.

   Scalable Environment. The Actuate Reporting System's server-centric architecture provides the building blocks for an enterprise architecture of any size. The Actuate Report Encyclopedia acts as a repository for reports and report components. Actuate's Virtual Report Distribution technology reduces the need to transmit large reports and data sets by storing reports on the servers themselves and sending one or more pages to the client over a network or the Internet as demanded. This distribution scheme is designed to minimize the stress on an enterprise's computer network, while providing a responsive viewing environment. The Actuate Reporting System is also scalable to meet customers' enterprise reporting needs as their organizations and user populations grow. The Actuate Report Server also enables administrators to centrally control and schedule the distribution of both electronic and printed reports and maintain security access privileges.

   Internet Architecture. Architected specifically to leverage the functionality of the Internet, the Actuate Reporting System is designed to make reports accessible to an enterprise's employees, customers and suppliers via corporate intranets and the Internet. Actuate's ReportCast technology can be integrated with Internet or intranet web sites, making it easier for enterprises to notify users via the World Wide Web when corporate information becomes available. Using a Web browser, users can subscribe to ReportCast channels that contain the specific categories of reports which are of interest to them. Notices about new reports are pushed to the channel and customizable headlines identify the subject matter of the report.

Strategy

   The Company's strategy is to be the leading provider of enterprise reporting solutions. Key elements of the Company's strategy include:

   Expand Market Leadership Position through Strategic Relationships. The Company believes that it has established a leading position in the emerging market for enterprise reporting solutions. To accelerate the adoption of the Actuate Reporting System as the standard enterprise reporting solution and to facilitate enterprise-wide acceptance of the Company's products, the Company has established strategic relationships with enterprise application vendors, consulting firms, systems integrators and development partners. The Company's strategic technology and distribution partners include Ascend Communications, Inc., Aspect Development, Inc., Cambridge Technology Partners, Inc., Netscape Communications Corp., PeopleSoft, Inc., Siebel Systems Corp. and The Vantive Corp. The Company believes that brand recognition is significant to its business success, and virtually all of its application partners and resellers use the Actuate brand name in conjunction with their applications. The Company intends to further develop its existing strategic relationships and enter into new partnerships to expand its market presence and brand recognition.

   Extend Technology Leadership. Since inception, the Company has focused its research and development efforts on developing core technologies that address the requirements of enterprise reporting, such as the ability to generate and run thousands of reports containing large amounts of data. The Company's products integrate a number of advanced technologies, including a patented method of storing report objects, a multi-tier architecture and Web access and delivery technology. In addition, the Company has in the past rapidly incorporated new technology into its product offerings. The Company believes it is a leader in enterprise reporting technology and intends to extend this leadership position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies.

   Broaden Distribution Channels. To date, the Company has sold through its direct sales force located in the United States and Canada and has sold worldwide through enterprise application vendors, resellers and distributors. The Company intends to expand its direct sales force and tele-sales capability. In addition, the Company intends to continue to leverage and grow its existing network of enterprise application vendors, resellers and distributors and expand its indirect distribution channel worldwide.

   Increase International Presence. While to date its international sales have been limited, the Company plans to increase its international presence. Outside the United States, the Company has established distributor relationships in over twenty foreign countries. The Company intends to expand its international sales capabilities by expanding its distribution channels in Europe, Asia/Pacific and Latin America and by continuing the localization of its products in selected markets.

Products and Technology

   The Actuate Reporting System is a fully integrated, enterprise reporting software system that provides an organization with a single reporting infrastructure across distributed computing environments and the Internet. The Actuate Reporting System is comprised of a suite of products that are licensed by customers in a typical configuration consisting of a report server, web agent, administrator desktop, developer workbench, viewer and live report extension. In the case of direct sales to end user customers, the Company's client products are typically priced on a per user basis, the report server is priced on a per CPU basis and number of users basis and the web agent is priced on a per server basis. Indirect sales are usually either fixed price, unlimited usage arrangements or arrangements where royalties are paid to the Company based on sell through to end-users. The Company's enterprise reporting solution includes the following server, client and web products which allow organizations to bring together all their business information into one resource that can report such information to users across the enterprise.

   The following table sets forth the suite of products that comprise the Actuate Reporting System:

 Actuate Server
 Products                        Product Description             Platforms
 --------------                  -------------------             ---------
 Actuate Report Server Highly scalable server application used   Windows NT
                       for generating, distributing and          Solaris
                       managing Live Report Documents            HP-UX
                                                                 AIX

 Actuate Client
 Products
 --------------
 Actuate Developer     Visual object-oriented development tool   Windows NT
 Workbench             utilized by developers to provide an      Windows 95, 98
                       open development environment for
                       designing, compiling, viewing and
                       debugging report designs

 Actuate End User      Client application which gives business   Windows NT
 Desktop               users the ability to schedule, request,   Windows 95, 98
                       generate, view and print Live Report
                       Documents

 Actuate Administrator Client application which allows           Windows NT
 Desktop               administrators to manage and control      Windows 95, 98
                       one or more Actuate Report Servers

 Actuate Viewer        Client interface which allows users to    Windows NT
                       view and print Live Report Documents on   Windows 95, 98
                       LAN attached clients

 Actuate Software      A tool kit for developers which           Windows NT
 Development Kit       contains Actuate Viewer Active X          Windows 95, 98
                       Control and the Actuate End User
                       Desktop Active X controls as well as
                       various Actuate API's for use with
                       programming environments such as Visual
                       Basic and C++ applications

 Actuate Web Products
 --------------------
 Actuate Web Agent     Server software which enables the         Windows NT
                       Actuate Report Server to provide secure   Solaris
                       web access to Live Report Documents and   HP-UX
                       integrate with other web sites            AIX

 Actuate Live Report   Browser extension which allows users to   Windows NT
 Extension             view and print Live Report Documents      Windows 95, 98
                       through Netscape Navigator and
                       Microsoft Internet Explorer

   The Company's products provide native and ODBC connectivity to a number of data sources, including relational database management systems from Oracle, IBM, Microsoft, Sybase, Informix and Progress.

Sales, Customers, Marketing and Services

   The Company sells software products through two primary means: (i) directly to end user customers through its direct sales force and (ii) through indirect channel partners such as enterprise application vendors, resellers and distributors. Actuate's products are used by customers in a wide variety of industries, including financial services, telecommunications, technology, health care and others.

   The direct sales process involves the generation of sales leads through direct mail, seminars and telemarketing. The Company's field sales force typically conducts demonstrations and presentations of the Company's products to developers and management at customer sites as part of the direct sales effort.

   The Company has a separate sales force which addresses the enterprise application vendor market including such vendors as PeopleSoft, Siebel and Vantive. These vendors integrate the Company's products with their applications and either embed them into their standard products or resell them to their customers. The enterprise application vendor's end user customer is licensed to use the Company's products solely in conjunction with the vendor's application with which the Actuate Reporting System is integrated. The Company offers an upgrade license to end user customers, which permits them to create reports outside the scope of the particular vendor application. Enterprise application vendors provide the first level of post-sales support to customers. The Company has also utilized a limited number of resellers which re-market the Company's products to their customer base. Resellers are offered discounts on the Company's products and sell a full use license of the product. The Company's resellers do not provide post-sales support. The Company's ability to achieve revenue growth in the future will depend in large part on its success in expanding its direct sales force and in further establishing and maintaining relationships with enterprise application vendors, resellers and distributors.

   The Company also sells its products world-wide through distributors located in over twenty foreign countries. The Company's distributors perform some or all of the following functions: sales and marketing, systems integration, software development, and ongoing consulting training and customer support. In exchange for providing such services, the Company offers its distributors discounts on products. The Company has an agreement with the parent company of its international distributors located in France, Germany and the United Kingdom that could result in the Company acquiring such distributors. Under the terms of the agreement, the Company has the right of first refusal with respect to the proposed sale of the capital stock of such distributors. In the event the Company does not exercise its right of first refusal the distributors would obtain, in addition to other rights, an exclusive, royalty free license to sell the Company's products in their respective territories. Also under the terms of the agreement, the Company has the right to increase the royalty it receives for Actuate product sales from these European distributors to 100%. In such event, the distributors' parent company would have the right to sell its capital stock to the Company. Under either scenario, the price the Company would be required to pay for such capital stock is set forth in the agreement. In addition, the Company also has an agreement with its Japanese distributor that could result in the Company acquiring such distributor. Under the terms of this agreement, the Company has the right to acquire from the stockholders of the Japanese distributor and such stockholders have the right to have the Company acquire from them, the outstanding capital stock of the Japanese distributor. The price to be paid by the Company for such stock is set forth in the agreement. In the event the Company acquires any of the distributors upon the conditions described above, there can be no assurance that such acquisition will be successful. If such acquisition is not successful, the Company's business, operating results and financial condition could be materially adversely affected. There are certain risks associated with international sales, including, but not limited to, costs of localizing products for foreign countries, trade laws and business practices favoring local competition, dependence on local vendors, compliance with multiple, conflicting and changing government laws and regulations, longer sales and payment cycles, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, greater difficulty or delay in accounts receivable collection, foreign currency exchange rate fluctuations, multiple and conflicting tax laws and regulations and political and economic instability, including recent economic conditions in Asia. There are also certain risks associated with the Company's potential acquisition of certain distributors, including diversion of management attention, integration costs, the coordination of sales and marketing efforts, regulation by foreign government and adverse accounting treatment of such acquisitions.

   Sales cycles for direct sales of the Company's software products to end-user customers have historically been between three and six months. Large-scale deployment of the Company's products generally extends for six to nine months following the successful completion of an initial implementation. Sales cycles for sales of the Company's products to enterprise application vendors range from 6 to 24 months or more (not including the sales and implementation cycles of such vendors' own products, which cycles may be significantly longer than the Company's sales and implementation cycles). There can be no assurance the Company or its indirect channel partners will not experience longer sales cycles in the future.

   The Company is focused on building market awareness and acceptance of the Company and its products as well as on developing strategic marketing and distribution relationships. The Company has a comprehensive marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, as well as broad-scale marketing programs in conjunction with key partners. The Company's corporate marketing strategy includes extensive public relations activities, trade shows and user group meetings, as well as programs to work closely with analysts and other influential third parties. The Company's direct marketing activities include participation in selected trade shows and conferences and targeted ongoing direct mail efforts to existing and prospective customers. The Company also offers seminars to educate prospective customers about the Company's enterprise reporting solution. The Company also uses web-based marketing to generate new leads for the Company's direct sales force. Finally, the Company has invested in building a partner and channel marketing function to conduct cooperative marketing programs with the Company's technology partners.

   The Company actively recruits and trains third party consulting firms to provide training and implementation services for the Company's products. The Company's internal expert services group provides high value "technology transfer" consulting services to customers developing and deploying an enterprise reporting solution with the Company's products. These services include methodology, training, application integration and performance evaluation. Due to the critical nature of enterprise reporting, the Company believes that its expert services group and relationships with its consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy the Actuate Reporting System.

Customer and Technical Support

   The Company believes that providing superior customer service is critical to the successful sale and marketing of its products. Maintenance and support contracts, which are typically for 12 months, are offered with the initial license, may be renewed annually and are typically set at a percentage of the total license fees. Substantially all of the Company's direct sales to customers have maintenance and support contracts that entitle the customer to software patches, updates and upgrades at no additional cost and technical phone support when available. Customers purchasing maintenance are able to access support, via email and telephone during normal business hours. The Company supplements its telephone support with Web-based support services, including access to FAQs, on line web forums and a software patch download area. To improve access to its explanatory materials, the Company provides on-line documentation with all of its products. In addition, the Company offers, primarily through certified training partners, classes and training programs for its products.

Research and Development

   The Company's research and development organization is divided into teams consisting of development engineers, product managers, quality assurance engineers and technical writers. The research and development organization uses a phase-oriented development process which includes monitoring of quality, schedule and functionality. Product development is based on a consolidation of the requirements from existing customers, technical support and product managers. The development group infrastructure provides a full suite of documentation, quality assurance, delivery and support capabilities (in addition to its design and implementation functions) for the Company's products. Research and development expenses were $7.4 million, $6.2 million and $2.7 million for the year ended December 31, 1998, 1997 and 1996, respectively. The Company intends to continue to make substantial investments in research and development and related activities to maintain and enhance its product lines. The Company believes that its future success will depend in large part on its ability to support current and future releases of popular operating systems, databases and enterprise software applications, to maintain and improve its current product line and to timely develop new products that achieve market acceptance. Any failure by the Company to do so would have a material adverse effect on the Company's business, operating results and financial condition.

Competition

   The market in which the Company competes is intensely competitive and characterized by rapidly changing technology and evolving standards. Competition for the Company's products comes in four principal forms: (i) direct competition from current or future vendors of reporting solutions such as Seagate Software, Inc. (a division of Seagate Technology, Inc.) and SQRIBE Technologies, Inc.; (ii) indirect competition from vendors of OLAP and query tools such as Arbor Software Corp., Business Objects S.A., Cognos, Inc. and Microsoft that integrate reporting functionality with such tools; (iii) indirect competition from enterprise application vendors such as SAP and Oracle, to the extent they include reporting functionality in their applications, and (iv) competition from the information systems departments of current or potential customers that may develop reporting solutions internally which may be cheaper and more customized. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to leverage significant installed customer bases. These companies could integrate competing enterprise reporting software with their widely accepted products which would result in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter into the enterprise reporting software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

   Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of the Company's prospective customers. The Company's current or future enterprise application vendors and other indirect channel partners have in the past, or may in the future, establish cooperative relationships with current or potential competitors of the Company, thereby limiting the Company's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to obtain revenues from license fees from new or existing customers, and service revenues from existing customers on terms favorable to the Company. Further, competitive pressures may require the Company to reduce the price of its software. In either case, the Company's business, financial condition, and operating results would be materially adversely affected. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

Intellectual Property Rights

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

Employees

   As of December 31, 1998, the Company had 149 full-time employees, including 61 in sales and marketing, 51 in research and development, 22 in services and support, and 15 in general and administrative functions. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company believes its employee relations are good. The Company believes that its future success will depend in large part upon its continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel and, in particular, its executive officers.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

   Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing the Company. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the following risks actually occur, the Company's business, operating results or financial condition could be materially adversely affected. In such case, the trading price of the Company's common stock could decline. Investors should also refer to the other information set forth in this Report on Form 10-K, including the financial statements and the notes thereto.

Limited Operating History; Lack of Profitability

   The Company incurred net losses of $3.2 million, $7.2 million and $6.1 million in fiscal 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company had an accumulated deficit of approximately $20.1 million. Given the Company's history of losses, there can be no assurance of revenue growth or profitability on a quarterly or annual basis in the future. While the Company achieved significant quarter-to-quarter revenue growth in fiscal 1997 and 1998, there can be no assurance that the Company's revenues will increase in future periods. In addition, the Company intends to increase its operating expenses significantly in future periods; therefore, the Company's operating results in the future will be adversely affected if revenues do not increase. Future operating results will depend on many factors, including, among others, demand for and acceptance of the Company's products and services, including ongoing acceptance of maintenance and other services purchased by existing customers, continued successful relationships and the establishment of new relationships with enterprise application vendors, the level of product and price competition from existing and new competitors, the ability of the Company to control costs and to develop, market and deploy new products, the ability of the Company to expand its direct sales force and indirect distribution channels both domestically and internationally, the Company's success in attracting and retaining key personnel, the growth of the market for enterprise reporting and the ability of the Company to successfully integrate technologies and businesses it may acquire in the future. The Company was founded in November 1993 and began shipping its Actuate Reporting System in January 1996. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

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

Expanding Distribution Channels and Reliance on Third Parties

   To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as enterprise application vendors, resellers and distributors. Of the Company's revenues from license fees in fiscal 1998 and 1997, approximately 41% and 38%, respectively, resulted from sales through indirect channel partners. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in expanding its direct sales force and in further establishing and maintaining relationships with enterprise application vendors, resellers and distributors. In particular, a significant element of the Company's strategy is to embed its technology in products offered by enterprise application vendors for resale to such vendors' customers and end users. The Company intends to seek additional distribution arrangements with other enterprise application vendors to embed the Company's technology in their products and expects that these arrangements will continue to account for a significant portion of the Company's revenues in future periods. The Company's future success will depend on the ability of its indirect channel partners to sell and support the Company's products. To the extent that the sales and implementation cycles of the Company's indirect channel partners are lengthy or variable in nature, that the Company's enterprise application vendors experience difficulties embedding the Company's technology into their products or that the Company fails to train the sales and customer support personnel of such indirect channel partners in a timely fashion, the Company's business, operating results and financial condition could be materially adversely affected.

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

Competition

   The market in which the Company competes is intensely competitive and characterized by rapidly changing technology and evolving standards. Competition for the Company's products comes in four principal forms: (i) direct competition from current or future vendors of reporting solutions such as Seagate Software, Inc. (a division of Seagate Technology, Inc.) and SQRIBE Technologies, Inc.; (ii) indirect competition from vendors of OLAP and query tools such as Arbor Software Corp., Business Objects S.A., Cognos, Inc. and Microsoft that integrate reporting functionality with such tools; (iii) indirect competition from enterprise application vendors such as SAP and Oracle, to the extent they include reporting functionality in their applications, and (iv) competition from the information systems departments of current or potential customers that may develop reporting solutions internally which may be cheaper and more customized than the Company's products. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to leverage significant installed customer bases. These companies could integrate competing enterprise reporting software with their products, resulting in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter the enterprise reporting software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

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

Risks Associated with Potential Acquisitions of Certain International
Distributors

   The Company is a party to agreements with its Japanese distributor and the parent company of its French, German and United Kingdom distributors (the "International Distributors"), under which the Company is likely to (and under certain circumstances, would bear substantial financial penalties if it did not) acquire such International Distributors at some point in the future. Such an acquisition could be triggered by the parent company of the European distributors at its discretion, and by the Japanese distributor at its discretion beginning in April 1999. In connection with any such acquisition, the Company would be required to pay a purchase price (equal to at least such distributor's last twelve months' revenues as of the date of such acquisition) in registered shares of the Company's common stock or in cash, which may have the effect of diluting existing stockholders, adversely affecting the price of the Company's common stock or reducing the available cash for working capital and other purposes. At present, the Company is unable to predict the accounting treatment of any such acquisitions, in part because it is unclear what accounting regulations, conventions or interpretations may prevail in the future. If any such acquisition is accounted for by the Company as a "purchase" transaction (as opposed to a pooling of interests), it could cause the Company to recognize substantial goodwill and other intangible asset amortization charges in the quarters and fiscal years immediately following the date on which such an acquisition is effected, depending upon the purchase price paid by the Company for such acquisition. As a result, if the acquisition is accounted for as a "purchase" transaction, it could have a material adverse effect on reported earnings per share during these periods in which the Company records the amortization of intangible assets acquired. Finally, any such acquisition would require substantial management attention, impose costs on the Company associated with integrating the acquired entities, require the Company to coordinate sales and marketing efforts with the acquired companies and subject the Company to additional, and potentially substantial, regulation as an owner of foreign subsidiaries, any of which could have a material adverse effect on the business, operating results and financial condition of the Company.

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

Management of Growth; Dependence on and Need for Additional Qualified
Personnel

   The Company has recently experienced a significant expansion in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations. From January 1997 through December 1998, the Company increased its headcount from 38 to 149 full-time employees. Furthermore, significant increases in the number of employees are anticipated during 1999. In particular, the Company currently plans to significantly expand the number of employees in customer support and sales and marketing.

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

Failure to Expand and Risks Associated with International Sales and Operations

   During 1998, 1997 and 1996, the Company derived 6%, 2% and 6% of its total revenues, respectively, from sales outside the United States. The Company's ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. Although the Company intends to continue to invest significant resources to expand its sales and support operations outside the United States and to enter additional international markets, there can be no assurance that such efforts will be successful. In order to successfully expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. To the extent that the Company is unable to do so in a timely and cost-effective manner, the Company's business, operating results and financial condition could be materially adversely affected.

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

Year 2000 Readiness

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates. As a result, in less than a year, computer systems and/or software used by many companies will need to be upgraded to comply with "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such issues.

   The Company is currently taking steps to address Year 2000 issues in three areas: (i) the Company's products; (ii); the Company's internal systems (including information technology systems such as financial systems and non-information technology systems such as the phone system) and (iii) third party vendors with whom the Company has a business relationship.

   The Company's Year 2000 readiness plan consists of four phases. Phase One (inventory) consists of identifying all of the Company's systems, products and relationships that may be impacted by Year 2000. Phase Two (assessment) involves determining the Company's current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing the areas that need to be fixed based on the importance to the Company's operations. Phase Three (remediation) will consist of developing a plan to make those areas identified in the assessment phase Year 2000 ready and implementing such plan. Phase Four (testing) will consist of testing and validation of Year 2000 readiness for certain mission critical areas as determined by the Company. The Company is currently in the testing phase with respect to its products and will continue Year 2000 testing of its products during 1999. The Company is currently either in the inventory and assessment phase for its internal systems and third party vendors. The Company currently plans on completing remediation for these two areas by September 30, 1999. The Company currently does not have a Year 2000 contingency plan for any area.

   While Year 2000 costs incurred to date have not been material, the Company believes it will continue to incur costs related to Year 2000 readiness. Furthermore, the Company is currently unable to determine whether or not future costs associated with achieving Year 2000 readiness will be material. Additional costs incurred may include but are not limited to, the cost of manufacturing and distributing free upgrades to products that are not Year 2000 ready, the administrative costs in completing the Year 2000 project and the cost of fixing any of the Company's internal systems. Costs related to Year 2000 readiness are expensed as incurred.

   Although the Company is dedicating resources toward attaining Year 2000 readiness there can be no assurance that the Company will be successful in its effort to achieve Year 2000 readiness. For example, the Company, through ongoing testing of its products to validate Year 2000 readiness, has discovered Year 2000 related errors in certain products, which have not compromised the usability or basic functionality of the products, and there can be no assurance that additional Year 2000 errors or defects will not be discovered in the Company's current and future products. Any failure by the Company to make its products Year 2000 ready could result in a decrease in sales of the Company's products, an increase in the allocation of resources to address Year 2000 problems of the Company's customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by the Company's customers due to such Year 2000 problems. In addition, the failure of the Company's internal systems or third party vendors to be Year 2000 ready could prevent the company from manufacturing or shipping products, providing customer support and completing transactions, all of which could have a material adverse affect on the Company's business, operating results and financial condition

   Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be impacted by Year 2000 issues. Many companies are expending significant resources to correct or patch their current software systems to make such systems Year 2000 ready. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The occurrence of any of such events could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, to the extent the Company's products are embedded or bundled with other companies' products that are not Year 2000 ready, the Company could be exposed to litigation from such companies' customers, and the Company's reputation in the marketplace and indirect sales of its products by the Company's indirect channel partners could be adversely affected, all of which could result in a material adverse effect on the Company's business, operating results and financial condition. The Company currently has no plans to assess the Year 2000 readiness of the products of these companies.

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

Risk of Changes in Accounting Standards

   Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and amended by Statement of Position 98-4 ("SOP 98-4"). In December 1998, AICPA issued Statement of Position 98-9 ("SOP 98-9") which amended SOP 98-4. The Company adopted SOP 97-2 effective January 1, 1998. Based upon its reading and interpretation of SOP 97-2, SOP 98-4 and SOP 98-9, the Company believes its current revenue recognition policies and practices are materially consistent with SOP 97-2, SOP 98-4 and SOP 98-9. However, full implementation guidelines for SOP 98-9 have not yet been issued. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially adversely affect the Company's future revenue and earnings. Such implementation guidance may necessitate significant changes in the Company's business practices in order for the Company to continue to recognize license fee revenue upon delivery of its software products. Such changes may have a material adverse effect on the Company's business, operating results and financial condition.

Potential Volatility of Stock Price

   The market price of shares of the Company's common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to copyrights or proprietary rights, conditions and trends in the software and other technology industries, changes in corporate purchasing of enterprise application software, the Year 2000 issue, adoption of new accounting standards affecting the software industry, changes in financial estimates by securities analysts, changes in the economic conditions in the United States and abroad, general market conditions, the purchase or sale of the Company's common stock by "day traders" and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the securities of technology companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against such company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

Control of Company by Existing Stockholders

   As of December 31, 1998, the executive officers and directors of the Company and their affiliates in the aggregate beneficially owned approximately 54.2% of the outstanding common stock of the Company, assuming no exercise of outstanding stock options. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

Shares Eligible for Future Sale

   In January 1999, due to the expiration of (i) lock-up agreements between certain stockholders of the Company and the representatives of the Underwriters of the Company's initial public offering and (ii) contractual obligations between certain stockholders and the Company, approximately 10,600,000 shares of the Company's common stock became eligible for sale; provided however that certain of these shares shall be subject to the volume and manner of sale restrictions under Rule 144 and certain of these shares will not be eligible for sale until the underlying stock option associated with such shares vests. Sales of a substantial number of shares of the Company's common stock could adversely affect the market price of the common stock and could impair the Company's ability to raise capital through the sale of equity securities.

ITEM 2. PROPERTIES

   The Company's principal executive offices are located in San Mateo, California where the Company leases approximately 25,000 square feet under leases that expire at various times through May 2002. The Company also leases space (typically less than 2,000 square feet) in other geographic locations throughout the United States for sales personnel.

ITEM 3. LEGAL PROCEEDINGS

   The Company is engaged in certain legal action arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of this action will not have a material effect on the Company's financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

   The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   On July 22, 1998, the Company completed it's initial public offering of 3,450,000 shares of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-55741) which was declared effective on July 17, 1998 at a price of $11.00 per share. Of the 3,450,000 shares of common stock offered, 3,140,000 shares were sold by the Company and 310,000 shares were sold by selling stockholders. The offering was underwritten by Goldman, Sachs & Co., and Credit Suisse First Boston. The Company received approximately $30.9 million from the initial public offering, net of underwriting discounts, commissions and other offering costs and expenses. The Company's common stock is traded on the Nasdaq National Market under the symbol ACTU. The Company completed its initial public offering and commenced trading on July 17, 1998. The following table sets forth the high and low closing sales prices of the Company's common stock from July 17, 1998 to December 31, 1998 as reported by the Nasdaq National Market for the periods indicated.

                              Fiscal 1998                            High   Low
                              -----------                           ------ -----
     Third Quarter*................................................ $20.44 $8.25
     Fourth Quarter................................................ $19.75 $6.63

--------
* Commencing July 17, 1998

   As of January 31, 1999, there were approximately 140 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder). The company believes it has in excess of 2,000 beneficial owners of its of its common stock.

   The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

   The Company has used the net proceeds from the offering to fund working capital and general corporate purposes. The funds that are not being used to fund short-term needs have been placed in temporary investments pending future use.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and with the Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 1998, 1997 and 1996 and the balance sheet data at December 31, 1998 and 1997 are derived from the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 1995 and the balance sheet data as of December 31, 1996 and 1995 are derived from audited financial statements that are not included in this Form 10-K. The statement of operations data for the period from inception (November 1993) to December 31, 1994 and the balance sheet data at December 31, 1994 are derived from unaudited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of results in the future.

                                                                     Inception
                                   Years Ended December 31,           Through
                                ----------------------------------  December 31,
                                 1998     1997     1996     1995        1994
                                -------  -------  -------  -------  ------------
Statement of Operations Data:       (in thousands, except per share data)
Revenues:
 License fees.................  $17,750  $ 7,542  $   343  $    --     $   --
 Services.....................    4,122    1,976      308       22         --
                                -------  -------  -------  -------     ------
   Total revenues.............   21,872    9,518      651       22         --
                                -------  -------  -------  -------     ------
Cost of revenues:
 License fees.................    1,012      647      171       --         --
 Services.....................    3,171    1,263      305       53         --
                                -------  -------  -------  -------     ------
   Total cost of revenues.....    4,183    1,910      476       53         --
                                -------  -------  -------  -------     ------
Gross profit (loss)...........   17,689    7,608      175      (31)        --
Operating expenses:
 Sales and marketing..........   11,658    7,366    2,965      847        118
 Research and development.....    7,373    6,213    2,731    1,883        635
 General and administrative...    2,563    1,317      603      240        102
                                -------  -------  -------  -------     ------
   Total operating expenses...   21,594   14,896    6,299    2,970        855
                                -------  -------  -------  -------     ------
Loss from operations..........   (3,905)  (7,288)  (6,124)  (3,001)      (855)
Equity in losses of
 affiliate....................       --      (36)     (25)      --         --
Interest and other income,
 net..........................      739       82       90      166         18
                                -------  -------  -------  -------     ------
Net loss......................  $(3,166) $(7,242) $(6,059) $(2,835)    $ (837)
                                =======  =======  =======  =======     ======
Basic and diluted net loss per
 share(1).....................  $ (0.41) $ (2.48) $ (2.21) $ (1.09)    $(0.32)
                                =======  =======  =======  =======     ======
Weighted average shares
 outstanding used in per share
 calculation(1)...............    7,755    2,920    2,741    2,591      2,580
                                =======  =======  =======  =======     ======
Pro forma basic and diluted
 net loss per share
 (unaudited) (1)(2)...........  $ (0.28) $ (0.78)
                                =======  =======
Shares used in computing pro
 forma basic and diluted net
 loss per share (unaudited)
 (2)..........................   11,388    9,290
                                =======  =======
                                                December 31,
                                ------------------------------------------------
                                 1998     1997     1996     1995        1994
                                -------  -------  -------  -------  ------------
Balance Sheet Data:                            (in thousands)
Cash, cash equivalents and
 short-term investments.......  $32,730  $ 3,191  $ 1,040  $ 1,252     $   59
Working capital (deficit).....   24,416   (3,318)  (1,564)     637      3,628
Total assets..................   39,798    7,587    3,664    1,710      3,690
Long-term obligations, less
 current portion..............       --      124      213      144         --
Stockholders' equity
 (deficit)....................   26,034   (2,202)  (1,191)     870      3,683

--------
(1) See Note 1 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing net loss per share.

(2) Pro forma basic and diluted net loss per share reflects the conversion of all outstanding preferred stock into common stock (using the if-converted method) from the original date of issuance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The statements contained in this Report on Form 10-K that are not purely historical statements are forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. See "Risk Factors that May Affect Future Results" and "Special Note Regarding Forward-Looking Statements" in this Report on Form 10-K and the risks discussed in other reports filed by the Company from time to time with the Securities and Exchange Commission.

Overview

   The Company is a leading provider of enterprise reporting solutions that enable organizations to systematically extract, publish and disseminate information across distributed computing environments. The Company began shipping its Actuate Reporting System in January 1996, and the Company's most recent version of the Actuate Reporting System, Version 3.2, began shipping in October 1998. The Company had net losses of $3.2 million, $7.2 million and $6.1 million in 1998, 1997 and 1996, respectively.

   The Company sells software products through two primary means: (i) directly to end user customers through its direct sales force and (ii) through indirect channel partners such as enterprise application vendors, resellers and distributors. Enterprise application vendors generally integrate the Company's products with their applications and either embed them into their products or resell them with their products. The Company's other indirect channel partners resell the Company's software products to end user customers. The Company's revenues are derived primarily from license fees for software products and, to a lesser extent, fees for services relating to such products, including software maintenance and support, training and consulting.

   License fee revenues from sales of software products directly to end user customers are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order and shipment of the product, provided no significant vendor obligations remain and collection of the resulting receivables is deemed probable. The Company's products do not require significant customization. The majority of license fee revenues from direct sales to end user customers is from sales of specific individual products to such customers and is recognized upon shipment of the applicable product. Advance payments from end user customers, in arrangements in which the end user customer has the right to future unspecified products, are deferred and recognized as revenue ratably over the estimated term of the period, typically one year, during which the end user is entitled to receive the products. These license arrangements generally have a term of between one and five years, which can be extended upon mutual agreement by the parties, are terminable by either party in the event of a material breach of the license agreement by the other party if such breach is not cured within a specified cure period, contain certain representations, warranties and indemnities and provisions designed to limit the parties' liability under the license agreement. In addition, license arrangements with enterprise application vendors typically require that such vendors only license the Company's products to their customers for use with such vendor's application. Furthermore, license arrangements with international distributors give such international distributors the exclusive right to distribute the Company's products to end user customers headquartered in specified territories.

   License arrangements with indirect channel partners such as enterprise application vendors, resellers and distributors generally take the form of either (i) fixed price arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and resale of the licensed software for a specified term and pursuant to which license fee revenue is deferred and recognized on a straight-line basis over the term of the license agreement or (ii) arrangements pursuant to which a license fee is paid to the Company, which the Company recognizes as revenue based on the enterprise application vendor's sell-through of the Company's product.

   Service revenues are primarily comprised of revenue from maintenance agreements, training and consulting fees. Revenue from maintenance agreements is deferred and recognized on a straight-line basis as service revenue over the term of the related agreement, which is typically one year. Service revenues from training and consulting services are recognized upon completion of the work to be performed.

   Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and amended by Statement of Position 98-4 ("SOP 98-4"). In December 1998, AICPA issued Statement of Position 98-9 ("SOP 98-9") which amended SOP 98-4. The Company adopted SOP 97-2 effective January 1, 1998. Based upon its reading and interpretation of SOP 97-2, SOP 98-4 and SOP 98-9, the Company believes its current revenue recognition policies and practices are materially consistent with SOP 97-2, SOP 98-4 and SOP 98-9. However, full implementation guidelines for SOP 98-9 have not yet been issued. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially adversely affect the Company's future revenue and earnings. Such implementation guidance may necessitate significant changes in the Company's business practices in order for the Company to continue to recognize license fee revenue upon delivery of its software products. Such changes may have a material adverse effect on the Company's business, operating results and financial condition.

   The Company to date has sold its products internationally primarily through distributors located in Europe and Japan. During 1998, 1997 and 1996, the Company derived 6%, 2% and 6% of its total revenues, respectively, from sales outside the United States. The Company's ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. Although the Company intends to continue to invest significant resources to expand its sales and support operations outside the United States and to enter additional international markets, there can be no assurance that such efforts will be successful. In order to successfully expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. To the extent that the Company is unable to do so in a timely and cost-effective manner, the Company's business, operating results and financial condition could be materially adversely affected. The Company is a party to agreements with its Japanese distributor and the parent company of its French, German and United Kingdom distributors, under which the Company is likely to (and under certain circumstances, would bear substantial financial penalties if it did not) acquire such International Distributors at some point in the future. Such an acquisition could be triggered by the parent company of the European distributors at its discretion, and by the Japanese distributor at its discretion beginning in April 1999. In connection with any such acquisition, the Company would be required to pay a purchase price (equal to at least such distributor's last twelve months' revenues as of the date of such acquisition) in registered shares of the Company's Common Stock or in cash, which may have the effect of diluting existing stockholders, adversely affecting the price of the Company's Common Stock or reducing the available cash for working capital and other purposes. At present, the Company is unable to predict the accounting treatment of any such acquisitions, in part because it is unclear what accounting regulations, conventions or interpretations may prevail in the future. If any such acquisition is accounted for by the Company as a "purchase" transaction (as opposed to a pooling of interests), it could cause the Company to recognize substantial goodwill and other intangible asset amortization charges in the quarters and fiscal years immediately following the date on which such an acquisition is effected, depending upon the purchase price paid by the Company for such acquisition. As a result, if the acquisition is accounted for as a "purchase" transaction, it could have a material adverse effect on reported earnings per share during these periods in which the Company records the amortization of intangible assets acquired. Finally, any such acquisition would require substantial management attention, impose costs on the Company associated with integrating the acquired entities, require the Company to coordinate sales and marketing efforts with the acquired companies and subject the Company to additional, and potentially substantial, regulation as an owner of foreign subsidiaries, any of which could have a material adverse effect on the business, operating results and financial condition of the Company.

   The Company's limited operating history makes the prediction of future operating results difficult and unreliable. In addition, given its limited operating history and recent rapid growth, historical growth rates in the

Company's revenues should not be considered indicative of future revenue growth rates or operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve profitability on a quarterly or annual basis.

Results of Operations

   The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

                                                              Year Ended
                                                             December 31,
                                                            ------------------
                                                            1998   1997   1996
                                                            ----   ----   ----
Revenues:
  License fees.............................................  81%    79%     53%
  Services.................................................  19     21      47
                                                            ---    ---    ----
    Total revenues......................................... 100    100     100
                                                            ---    ---    ----
Cost of revenues:
  License fees.............................................   5      7      26
  Services.................................................  14     13      47
                                                            ---    ---    ----
    Total cost of revenues.................................  19     20      73
                                                            ---    ---    ----
Gross profit...............................................  81     80      27
                                                            ---    ---    ----
Operating expenses:
  Sales and marketing......................................  53     78     455
  Research and development.................................  34     65     420
  General and administrative...............................  12     14      93
                                                            ---    ---    ----
    Total operating expenses...............................  99    157     968
                                                            ---    ---    ----
Loss from operations....................................... (18)   (77)   (941)
Equity in losses of affiliate..............................  --     --      (4)
Interest and other income (expense), net...................   3      1      14
                                                            ---    ---    ----
Net loss................................................... (15)%  (76)%  (931)%
                                                            ===    ===    ====

 Revenues

   The Company's revenues are derived from license fees and services, which include software maintenance and support, training and consulting. Total revenues increased from $651,000 in fiscal 1996 to $9.5 million in fiscal 1997 and by 130% to $21.9 million in fiscal 1998.

   License Fees. Revenues from license fees increased from $343,000 in fiscal 1996 to $7.5 million in fiscal 1997 and by 135% to $17.8 million in fiscal 1998. The increases were due primarily to increased sales to new customers and increased follow-on sales to existing customers and, to a lesser extent, increases in average selling prices for the Company's products. Revenues from license fees from the Company's indirect channel partners, including enterprise application vendors, resellers and distributors, accounted for 41%, 38% and 50% of total revenues from license fees for 1998, 1997 and 1996, respectively.

   Services. Revenues from services increased from $308,000 in fiscal 1996 to $2.0 million in fiscal 1997 and by 109% to $4.1 million in fiscal 1998. The increases were due primarily to increases in maintenance and support and, to a lesser extent, increases in training and consulting revenues related to increases in the Company's installed customer base.

 Cost of Revenues

   License Fees. Cost of revenues from license fees consists primarily of product packaging, documentation and production costs, and related personnel and overhead allocations. Cost of revenues from license fees increased from $171,000 in fiscal 1996 to $647,000, or 9% of revenues from license fees, in fiscal 1997 and to $1.0 million, or 6% of revenues from license fees, in fiscal 1998. The increases in absolute dollars were primarily due to the increase in the number of licenses sold. The decreases in cost of license fees revenues as a percentage of license fees revenues were due to improved leverage in production and personnel costs. The Company expects cost of revenues from license fees to continue to grow in absolute dollars due to increasing licensing activity.

   Services. Cost of services revenues consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services revenues increased from $305,000 in fiscal 1996 to $1.3 million, or 64% of services revenues, in fiscal 1997 and to $3.2 million, or 77% of services revenues, in fiscal 1998. The increases in absolute dollars were primarily due to increases in customer support personnel and increased third-party costs to support the growing needs of the Company's customers. The increase in cost of services as a percentage of services revenues in fiscal 1998 was due to costs of expanding the Company's support and maintenance organization increasing at a faster rate than services revenues. The Company expects cost of services to continue to grow in absolute dollars as the Company continues to hire additional customer support personnel.

 Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel and facility expenses. Sales and marketing expenses increased by 148% from $3.0 million in fiscal 1996 to $7.4 million, or 78% of total revenues, in fiscal 1997 and by 58% to $11.7 million, or 53% of total revenues, in fiscal 1998. The increases in absolute dollars were primarily due to the hiring of additional sales and marketing personnel, higher sales commissions associated with increased revenues and increased marketing activities. The decrease in sales and marketing expenses as a percentage of total revenues was due to revenues increasing at a faster rate than sales and marketing expenses. The Company expects that sales and marketing expense will continue to increase in absolute dollars in future periods as the Company continues to hire additional sales and marketing personnel, establish additional sales offices, expand international distribution channels and increase promotional activities.

   Research and Development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased by 127% from $2.7 million in fiscal 1996 to $6.2 million, or 65% of total revenues, in fiscal 1997 and by 19% to $7.4 million, or 34% of total revenues, in fiscal 1998. The increases in absolute dollars were primarily due to increased personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing, depreciation of capital expenditures and facilities costs. The decreases in research and development expenses as a percentage of total revenues were due to revenues increasing at a faster rate than research and development expenses. The Company believes that a significant level of investment in product development is essential to maintain product leadership and anticipates research and development expenses to increase in absolute dollars in future periods for developing new products and providing enhancements to current products.

   General and Administrative. General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal and accounting expenses. General and administrative expenses increased by 118% from $603,000 in fiscal 1996 to $1.3 million, or 14% of total revenues, in fiscal 1997 and by 95% to $2.6 million, or 12% of total revenues, in fiscal 1998. The increases in absolute dollars were primarily due to increases in personnel and related costs and professional fees necessary to manage and support the Company's growth and facilities expansion. The decreases as a percentage of total revenues were due to revenues increasing at a faster rate than general and administrative expenses. The Company believes that general and administrative expenses will continue to increase in absolute dollars in future periods as the Company hires additional personnel to support expanded operations.

   Deferred Compensation. The Company recorded deferred compensation of approximately $197,000 and $619,000 during fiscal 1997 and 1998, respectively, and the Company recorded amortization expense of approximately 90,000 and $333,000, respectively, during these periods. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of the Company's common stock at the time of such grants. All such deferred compensation expense has been included in general and administrative expenses. At December 31, 1998, the Company has a total of approximately $393,000 remaining to be amortized over the corresponding vesting period of each respective option, generally five years.

 Interest and Other Income, Net

   Interest and other income, net, is comprised primarily of interest income earned by the Company on its cash and short-term investments. Interest and other income, net, decreased from a net income of $90,000 in fiscal 1996 to $82,000 in fiscal 1997, and increased to $739,000 in fiscal 1998. The increase in fiscal 1998 was primarily the result of interest income earned on investment of $30.9 million in net proceeds from the Company's initial public offering in July 1998.

 Equity in Losses of Affiliate

   Equity in losses of affiliate totaled $25,000 and $36,000 during 1996 and 1997, respectively. In 1996, the Company made an equity investment of approximately $95,000 in a Japanese company ("Actuate Japan"), which represents approximately 8.3% of the outstanding voting stock of Actuate Japan. This investment is accounted for on the equity basis due to the Company's ability to exercise significant influence over Actuate Japan. During 1996 and 1997 the Company loaned a total of $260,000 to Actuate Japan. At December 31, 1998, the remaining loan balance was $94,000. To date, Actuate Japan has been primarily funded by investors other than the Company. The Company believes that such investments will continue until the stage at which Actuate Japan generates cash from its own operations. The Company will continue to assess the recoverability of the remaining loan balance.

Provision for Income Taxes

   As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $15.6 million. The Company also had federal research and development tax credit carryforwards of approximately $800,000 as of December 31, 1998. The net operating loss and credit carryforwards will expire beginning in 2008 through 2018, if not utilized.

   Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. See
Note 10 of Notes to Financial Statements.

Liquidity and Capital Resources

   Since inception, the Company has funded its operations primarily through cash from operations and approximately $14.3 million in net proceeds from the private sales of preferred stock. In July 1998, the Company completed its initial public offering whereby it sold 3,140,000 shares of its common stock. The net proceeds to the Company, after deducting expenses relating to the offering, were $30.9 million. Net cash used in operating activities in fiscal 1998, 1997 and 1996 was $138,000, $2.8 million and $3.9 million, respectively.

   As of December 31, 1998, the Company had cash and cash equivalents of $21.8 million and short-term investments of $10.9 million in highly liquid, high quality debt securities and a certificate of deposit classified as available-for-sale. In addition, the Company maintains a bank line of credit which provides for up to $5.0 million in borrowings. The Company can borrow up to 80% of eligible accounts receivable against the line of credit. The interest rate on any borrowed amounts is the prime rate plus 2.25%. This line of credit requires the Company to comply with various financial covenants, prohibits the Company from paying dividends and requires the Company to deposit $3.0 million of the proceeds of its initial public offering with the bank through May 25, 1999, the maturity date of the line of credit. The Company currently has no borrowings under the line of credit.

   Net cash used in investing activities was $11.8 million, $1.3 million and $379,000 in fiscal 1998, 1997 and 1996, respectively. Except for purchases of short-term investments of $11 million in fiscal 1998, net cash used in investing activities consists primarily of purchases of property and equipment.

   Net cash provided by financing activities was $30.8 million, $6.0 million and $4.1 million in fiscal 1998, 1997 and 1996, respectively, consisting primarily of proceeds from the Company's initial public offering of common stock in fiscal 1998 and proceeds from private sales of preferred stock in fiscal 1997 and 1996.

   The Company believes that its current cash balances and any cash generated from operations and from available debt financing, will be sufficient to meet the Company's cash needs for working capital and capital expenditures at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses, including the acquisition of the Company's European and Japanese distributors, or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company has no current commitments, and is not currently engaged in any negotiations with respect to any such transaction.

Year 2000 Readiness

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates. As a result, in less than a year, computer systems and/or software used by many companies will need to be upgraded to comply with "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such issues.

   The Company is currently taking steps to address Year 2000 issues in three areas: (i) the Company's products; (ii); the Company's internal systems (including information technology systems such as financial systems and non-information technology systems such as the phone system) and (iii) third party vendors with whom the Company has a business relationship.

   The Company's Year 2000 readiness plan consists of four phases. Phase One (inventory) consists of identifying all of the Company's systems, products and relationships that may be impacted by Year 2000. Phase Two (assessment) involves determining the Company's current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing the areas that need to be fixed based on the importance to the Company's operations. Phase Three (remediation) will consist of developing a plan to make those areas identified in the assessment phase Year 2000 ready and implementing such plan. Phase Four (testing) will consist of testing and validation of Year 2000 readiness for certain mission critical areas as determined by the Company. The Company is currently in the testing phase with respect to its products and will continue Year 2000 testing of its products during 1999. The Company is currently either in the inventory and assessment phase for its internal systems and third party vendors. The Company currently plans on completing remediation for these two areas by September 30, 1999. The Company currently does not have a Year 2000 contingency plan for any area.

   While Year 2000 costs incurred to date have not been material, the Company believes it will continue to incur costs related to Year 2000 readiness. Furthermore, the Company is currently unable to determine whether or not future costs associated with achieving Year 2000 readiness will be material. Additional costs incurred may include but are not limited to, the cost of manufacturing and distributing free upgrades to products that are not Year 2000 ready, the administrative costs in completing the Year 2000 project and the cost of fixing any of the Company's internal systems. Costs related to Year 2000 readiness are expensed as incurred.

   Although the Company is dedicating resources toward attaining Year 2000 readiness there can be no assurance that the Company will be successful in its effort to achieve Year 2000 readiness. For example, the Company, through ongoing testing of its products to validate Year 2000 readiness, has discovered Year 2000 related errors in certain products, which have not compromised the usability or basic functionality of the products, and there can be no assurance that additional Year 2000 errors or defects will not be discovered in the Company's current and future products. Any failure by the Company to make its products Year 2000 ready could result in a decrease in sales of the Company's products, an increase in the allocation of resources to address Year 2000 problems of the Company's customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by the Company's customers due to such Year 2000 problems. In addition, the failure of the Company's internal systems or third party vendors to be Year 2000 ready could prevent the company from manufacturing or shipping products, providing customer support and completing transactions, all of which could have a material adverse affect on the Company's business, operating results and financial condition

   Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be impacted by Year 2000 issues. Many companies are expending significant resources to correct or patch their current software systems to make such systems Year 2000 ready. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The occurrence of any of such events could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, to the extent the Company's products are embedded or bundled with other companies' products that are not Year 2000 ready, the Company could be exposed to litigation from such companies' customers, and the Company's reputation in the marketplace and indirect sales of its products by the Company's indirect channel partners could be adversely affected, all of which could result in a material adverse effect on the Company's business, operating results and financial condition. The Company currently has no plans to assess the Year 2000 readiness of the products of these companies.

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for our fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS 133 will not have a material effect on the financial statements.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position, or "SOP" 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company is required to implement SOP 98-1 for the year ending December 31, 1999. Adoption of SOP-98-1 is expected to have no material impact on the Company's financial condition or results of operations.

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As we have expensed these costs historically, the adoption of this standard is not expected to have a significant impact on our results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   During 1998, 1997 and 1996, the Company derived 6%, 2% and 6% of its total revenues, respectively, from sales outside the United States. Because substantially all of the Company's international revenues and costs, with the exception of sales in Japan, have been denominated to date in U.S. dollars, the Company's expenses to market risk with respect to fluctuations in the relative value of currencies is limited. However, increases in the value of the U.S. dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country and result in a reduction in sales and profitability in that country.

   The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high quality debt securities. To minimize the exposure due to adverse shift in the interest rates the Company invests in short-term securities and maintains an average maturity of one year or less.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding Directors and Executive Officers of the Company is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants' 1999 Annual Meeting of Stockholders. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

   See Index on Page F-1.

(a)(2) Financial Statement Schedules

   Schedules have been omitted because the information required to be set forth therein is not applicable or is readily available in the financial statements or notes thereto.

(a)(3) Exhibits

 Exhibit No. Description
 ----------- -----------
  3.1 (1)     Form of Second Amended and Restated Certificate of
              Incorporation.
  3.2 (1)     Form of Bylaws of the Registrant.
  4.1 (1)     Reference is made to Exhibits 3.1 and 3.2.
  4.2 (1)     Specimen Common Stock Certificate.
 10.1 (1)     Form of Indemnification Agreement.
 10.2 (1)     1994 Stock Option Plan, as amended.
 10.3 (1)     1998 Equity Incentive Plan.
 10.4 (1)     1998 Employee Stock Purchase Plan.
 10.5 (1)     1998 Non-Employee Directors Option Plan.
 10.6 (1)     Office Lease, as amended, between the Company and 999 BW
              Corporation dated March 27, 1995.
 10.7 (2)     Amendment No. 7 to Office Lease between the Company and Spieker
              Properties, L.P. dated September 8, 1998.
 10.8 (1)     Sublease Agreement between the Company and Cisco Systems, Inc.
              dated January 15, 1998.
 10.9 (1)     Promissory Note between the Company and Actuate Japan, Co., Ltd.
              dated December 27, 1997.
 10.10 (1)    Business Loan Agreement between the Company and Silicon Valley
              Bank, dated May 26, 1998.
 10.11 (1)    Share Purchase Agreement, as amended, between the Company and
              Schroder Ventures French Enterprise Fund L.P.I., Schroder
              Ventures French Enterprise Fund UKLP, SUK VFIV Nominees Limited,
              Michael Berman, Pierre Braud , Patrick Chancerelle Giles Vliegen
              and Telephos Vastgoed B.V., dated September 25, 1997.
 10.12 (1)    Stockholders Agreement between the Company and Air Co., Ltd.,
              Toshiba Information Systems Corporation, Computer Institute of
              Japan, Ltd., Sumitomo Metal Industries and Masanori Harada,
              dated March 29, 1996.
 10.13 (2)    Letter Agreement between the Company and Actuate Japan, Co.,
              Ltd. dated September 17, 1998.
 10.14 (2)    Actuate Japan Agreement between the Company and Actuate Japan,
              Co., Ltd. dated August 15, 1998.
 10.15 (1)    Offer Letter between the Company and Daniel A. Gaudreau dated
              May 7, 1997.
 10.16 (1)    Offer Letter between the Company and Hamid Bahadori dated May
              20, 1998.
 23.1         Consent of Ernst & Young LLP, Independent Auditors
 24.1         Power of Attorney. (see page 31)
 27.1         Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-55741).

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(b) Reports on Form 8-K

   No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1998.

(c) Exhibits

   See (a)(3) above.

(d) Financial Statement Schedule

   See (a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ACTUATE SOFTWARE CORPORATION
                                          (Registrant)

                                          By:     /s/ Daniel A. Gaudreau
                                            -----------------------------------
                                                    Daniel A. Gaudreau
                                            Senior Vice President, Finance and
                                            Administration and Chief Financial
                                                          Officer

Date: March 12, 1999

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Nicolas C. Nierenberg and Daniel A. Gaudreau, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

/s/ Nicolas C. Nierenberg            Chairman of the Board and       March 12, 1999
____________________________________ Chief Executive Officer
   Nicolas C. Nierenberg             (Principal Executive
                                     Officer)

/s/ Daniel A. Gaudreau               Senior Vice President,          March 12, 1999
____________________________________ Finance and Administration
   Daniel A. Gaudreau                and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

/s/ Peter I. Cittadini               Director, President and         March 12, 1999
____________________________________ Chief Operating Officer
   Peter I. Cittadini

/s/ James W. Breyer                  Director                        March 12, 1999
____________________________________
   James W. Breyer

/s/ Arthur C. Patterson              Director                        March 12, 1999
____________________________________
   Arthur C. Patterson

/s/ Nancy J. Schoendorf              Director                        March 12, 1999
____________________________________
   Nancy J. Schoendorf

/s/ Steven D. Whiteman               Director                        March 12, 1999
____________________________________
   Steven D. Whiteman

                          ACTUATE SOFTWARE CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Auditors..........................................   F-2

Balance Sheets as of December 31, 1998 and 1997.........................   F-3

Statements of Operations for the year ended December 31, 1998, 1997 and    F-4
 1996...................................................................

Statements of Stockholders' Equity (Net Capital Deficiency) for the year   F-5
 ended December 31, 1998, 1997 and 1996.................................

Statements of Cash Flows for the year ended December 31, 1998, 1997 and    F-6
 1996...................................................................

Notes to Financial Statements...........................................   F-7

              REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Actuate Software Corporation

   We have audited the accompanying balance sheets of Actuate Software Corporation as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Actuate Software Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Palo Alto, California
January 11, 1999

                          ACTUATE SOFTWARE CORPORATION

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $ 21,808  $  2,901
  Short-term investments...................................   10,922       290
  Accounts receivable, net of allowance for doubtful
   accounts of $794 and $573 at December 31, 1998 and 1997,
   respectively............................................    5,050     2,984
  Other current assets.....................................      400       172
                                                            --------  --------
Total current assets.......................................   38,180     6,347
Property and equipment, net................................    1,405     1,096
Other assets...............................................      213       144
                                                            --------  --------
                                                             $39,798  $  7,587
                                                            ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
(NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable......................................... $  1,210  $    843
  Accrued compensation.....................................    1,293       997
  Other accrued liabilities................................    3,393     1,679
  Deferred revenue.........................................    7,868     6,021
  Capital lease obligations................................       --       125
                                                            --------  --------
Total current liabilities..................................   13,764     9,665
Capital lease obligations..................................       --       124
Commitments and contingencies
Stockholders' equity (net capital deficiency):
  Convertible preferred stock, $0.001 par value, issuable
   in series: 5,000,000 and 10,939,464 shares authorized;
   none and 6,489,732 shares issued and outstanding at
   December 31, 1998 and 1997, respectively................       --         6
  Common stock, $0.001 par value, 35,000,000 and 20,000,000
   shares authorized; 13,779,349 and 3,976,285 shares
   issued and outstanding at December 31, 1998 and 1997,
   respectively............................................       14         4
  Additional paid-in capital...............................   46,592    14,908
  Note receivable from officer.............................      (40)      (40)
  Deferred stock compensation..............................     (393)     (107)
  Accumulated deficit......................................  (20,139)  (16,973)
                                                            --------  --------
Total stockholders' equity (net capital deficiency)........   26,034    (2,202)
                                                            --------  --------
                                                             $39,798  $  7,587
                                                            ========  ========

                            See accompanying notes.

                          ACTUATE SOFTWARE CORPORATION

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                    Year ended December 31,
                                                    -------------------------
                                                     1998     1997     1996
                                                    -------  -------  -------
Revenues:
  License fees..................................... $17,750  $ 7,542  $   343
  Services.........................................   4,122    1,976      308
                                                    -------  -------  -------
Total revenues.....................................  21,872    9,518      651
                                                    -------  -------  -------

Operating expenses:
  Cost of license fees.............................   1,012      647      171
  Cost of services.................................   3,171    1,263      305
  Sales and marketing..............................  11,658    7,366    2,965
  Research and development.........................   7,373    6,213    2,731
  General and administrative.......................   2,563    1,317      603
                                                    -------  -------  -------
Total operating expenses...........................  25,777   16,806    6,775
                                                    -------  -------  -------
Loss from operations...............................  (3,905)  (7,288)  (6,124)
                                                    -------  -------  -------
Equity in losses of affiliate......................      --      (36)     (25)
Interest and other income, net.....................     739       82       90
                                                    -------  -------  -------
Net loss........................................... $(3,166) $(7,242) $(6,059)
                                                    =======  =======  =======

Basic and diluted net loss per share............... $ (0.41) $ (2.48) $ (2.21)
                                                    =======  =======  =======

Weighted average shares outstanding used in
 calculation of basic and diluted net loss per
 share.............................................   7,755    2,920    2,741
                                                    =======  =======  =======

Pro forma basic and diluted net loss per Share
 (unaudited)....................................... $ (0.28) $ (0.78)
                                                    =======  =======

Shares used in computing pro forma basic and
 diluted net loss per share (unaudited)............  11,388    9,290
                                                    =======  =======

                            See accompanying notes.

                         ACTUATE SOFTWARE CORPORATION

          STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                       (in thousands, except share data)

                                                                                                                Total
                          Convertible                                      Note                             Stockholders'
                        Preferred Stock     Common Stock     Additional Receivable   Deferred                  Equity
                       ------------------ ------------------  Paid-in      from       Stock     Accumulated (Net Capital
                         Shares    Amount   Shares    Amount  Capital    Officer   Compensation   Deficit    Deficiency)
                       ----------  ------ ----------  ------ ---------- ---------- ------------ ----------- -------------
Balance at December
31, 1995.............   4,373,334   $ 4    3,014,167   $ 3    $ 4,575      $(40)      $  --      $ (3,672)     $   870

Issuance of Series C
convertible preferred
stock, net of
issuance costs of
$12..................   1,176,471     1           --    --      3,987        --          --            --        3,988
Issuance of common
stock for cash.......          --    --       18,530    --          9        --          --            --            9
Issuance of common
stock upon exercise
of stock options.....          --    --        6,750    --          1        --          --            --            1
Net loss.............          --    --           --    --         --        --          --        (6,059)      (6,059)
                       ----------   ---   ----------   ---    -------      ----       -----      --------      -------
Balance at December
31, 1996.............   5,549,805     5    3,039,447     3      8,572       (40)         --        (9,731)      (1,191)

Issuance of Series D
convertible preferred
stock, net of
issuance costs of
$26..................     939,927     1           --    --      5,828        --          --            --        5,829
Issuance of common
stock for services...          --    --        1,605    --          1        --          --            --            1
Issuance of common
stock upon exercise
of stock options.....          --    --      817,733     1        236        --          --            --          237
Repurchase of common
stock................          --    --       (7,500)   --        (3)        --          --            --           (3)
Issuance of common
stock for acquisition
of intellectual
property.............          --    --      125,000    --         77        --          --            --           77
Deferred compensation
related to grant of
stock options........          --    --           --    --        197        --        (197)           --           --
Amortization of
deferred
compensation.........          --    --           --    --         --        --          90            --           90
Net loss.............          --    --           --    --         --        --          --        (7,242)      (7,242)
                       ----------   ---   ----------   ---    -------      ----       -----      --------      -------
Balance at December
31, 1997.............   6,489,732     6    3,976,285     4     14,908       (40)       (107)      (16,973)      (2,202)

Issuance of common
stock upon exercise
of stock options, net
of repurchases.......          --    --      173,332     1        200        --          --            --          201
Issuance of common
stock in public
offering, net of
issuance costs of
$3,672...............          --    --    3,140,000     3     30,865        --          --            --       30,868
Conversion of
convertible preferred
stock
into common stock....  (6,489,732)   (6)   6,489,732     6         --        --          --            --           --
Deferred compensation
related to
grant of stock
options..............          --    --           --    --        619        --        (619)           --           --
Amortization of
deferred
compensation.........          --    --           --    --         --        --         333            --          333
Net loss.............          --    --           --    --         --        --          --        (3,166)      (3,166)
                       ----------   ---   ----------   ---    -------      ----       -----      --------      -------
Balance at December
31, 1998.............          --   $--   13,779,349   $14    $46,592      $(40)      $(393)     $(20,139)     $26,034
                       ==========   ===   ==========   ===    =======      ====       =====      ========      =======

                            See accompanying notes.

                          ACTUATE SOFTWARE CORPORATION

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                    Year ended December 31,
                                                    --------------------------
                                                      1998     1997     1996
                                                    --------  -------  -------
Operating activities
 Net loss.......................................... $ (3,166) $(7,242) $(6,059)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Amortization of deferred compensation............      333       90       --
  Depreciation.....................................      695      402      170
  Loss on disposal of fixed assets.................       70       --       --
  Issuance of common stock for services and
   intellectual property...........................       --       78       --
  Change in current assets and liabilities:
   Accounts receivable.............................   (2,066)  (1,111)  (1,868)
   Other current assets............................     (228)      (7)     (89)
   Accounts payable................................      367      547      200
   Accrued compensation............................      296      629      250
   Other accrued liabilities.......................    1,714    1,339      291
   Deferred revenue................................    1,847    2,512    3,160
                                                    --------  -------  -------
Net cash used in operating activities..............     (138)  (2,763)  (3,945)

Investing activities
 Purchase of property and equipment................   (1,074)  (1,003)    (335)
 Purchases of short-term investments...............  (10,922)    (290)
 Proceeds from maturity of short-term investments..      290
 Increase in other assets..........................      (69)     (53)     (44)
                                                    --------  -------  -------
Net cash used in investing activities..............  (11,775)  (1,346)    (379)

Financing activities
 Proceeds from issuance of stock, net of issuance
  costs............................................   31,069      234        9
 Payments on capital lease obligations.............     (249)     (93)    (114)
 Proceeds from issuance of preferred stock.........    5,829    3,988
 Proceeds from sale and leaseback of equipment.....      229
                                                    --------
Net cash provided by financing activities..........   30,820    5,970    4,112
                                                    --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................   18,907    1,861     (212)
Cash and cash equivalents at beginning of year.....    2,901    1,040    1,252
                                                    --------  -------  -------
Cash and cash equivalents at end of year........... $ 21,808  $ 2,901  $ 1,040
                                                    ========  =======  =======

Supplemental disclosure of cash flow information
Interest paid...................................... $     22  $    81  $    36
                                                    ========  =======  =======

                            See accompanying notes.

                         ACTUATE SOFTWARE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

1. Summary of Significant Accounting Policies

 Organization and Nature of Business

   Actuate Software Corporation (the "Company" or "Actuate") was incorporated on November 16, 1993 in the State of California and reincorporated in the State of Delaware on July 7, 1998. Actuate is a leading provider of enterprise reporting solutions that enable organizations to systematically extract, publish and disseminate information across distributed computing environments. The Company develops and markets software products that are designed to allow companies to rapidly design, generate and distribute reports throughout the enterprise, thereby increasing access to and the value of corporate data. The Company's products have been adopted in a wide variety of industries, including financial services, telecommunications, technology, and health care. The Company sells its products through its direct sales force located in the United States and Canada and worldwide through enterprise application vendors and distributors.

 Investment in Affiliate

   In 1996, the Company made an equity investment of approximately $95,000 in Actuate Japan Company Ltd. ("Actuate Japan"). This represented approximately 8.3% of the outstanding voting stock of Actuate Japan. This investment is accounted for on the equity basis due to the Company's ability to exercise significant influence. During 1996, the Company provided a total of $160,000 in the form of loans. An additional $100,000 was advanced in 1997. At December 31, 1998, the remaining loan balance was $94,000. To date, Actuate Japan has been primarily funded by investors other than the Company. The Company believes that such investments will continue until the stage at which Actuate Japan generates cash from its own operations. The Company will continue to assess the recoverability of the remaining loan balance.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

 Net Revenue

   The Company recognizes revenue from license fees when a non-cancelable license agreement has been signed with an end user customer or indirect channel partner, the software product covered by the license agreement has been shipped, there are no uncertainties surrounding product acceptance, the license fees are fixed and determinable, and collection of the license fee is considered probable. The Company's products do not require significant customization.

   Revenue from license fees from sales of software products directly to end-user customer or indirect channel partner is recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product, if no significant vendor obligations remain, there are no uncertainties surrounding product acceptance, the license fees are fixed and determinable, and collection of the license fee is considered probable. The Company's products do not require significant customization. The majority of end user license revenues are derived from end user customer orders for specific individual products. These types of transactions are recognized as revenue upon shipment of product. Advance payments from end-users, in arrangements in which the end user customer has the right to future unspecified products, are deferred and recognized as revenue ratably over the estimated term of the period, typically one year, during which the end-user is entitled to receive the products.

                         ACTUATE SOFTWARE CORPORATION

                               December 31, 1998


   License arrangements with enterprise application vendors, resellers and distributors generally take the form of either (a) fixed price arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and sublicensing of the licensed software for a specified term and pursuant to which license fee revenue is deferred and recognized on a straight-line basis over the term of the license agreement or (b) arrangements pursuant to which a royalty is paid to the Company, which the Company recognizes as revenue based on the enterprise application vendor's sell-through.

   Service revenues are primarily comprised of revenue from maintenance agreements, training and consulting fees. Revenue from maintenance agreements is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year. Service revenues from training and consulting are recognized upon completion of the work to be performed.

   In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Effective January 1, 1998, the Company adopted SOP 97-2. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. If evidence of the fair value for all elements of the arrangement does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. There was no material change to the Company's accounting for revenues as a result of the adoption of SOP 97-2, as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" ("SOP 98-4"). In December 1998, AICPA issued Statement of Position 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions", which amends SOP 98-4, to extend the deferral of application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has not yet determined the effect of the final adoption of SOP 98-9 or its future revenues and results of operations.

 Cash, Cash Equivalents and Short-Term Investments

   Cash and cash equivalents consist of cash deposited with banks and highly liquid, high quality debt securities with original maturities of 90 days or less. All short-term investments are classified as available-for-sale, are carried at amortized cost, which approximates fair value, and consist of high quality debt securities with original maturities between 90 days and one year.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist principally of marketable investments and accounts receivable. The Company places its investments with high-credit-quality multiple issuers. The Company sells to a diverse customer base primarily to customers in the United States. No single customer accounts for more than 10% of the Company's sales. Sales for the year ended December 31, 1998 and 1997 are shown net of customer returns of approximately $639,000 and $290,000, respectively. The Company does not require collateral on sales with credit terms. During the years ended December 31, 1998 and 1997, respectively, the Company added approximately $548,000 and $630,000 to its bad debt reserves. Total write-offs of uncollectible amounts were approximately $328,000 and $139,000 in these years, respectively.

 Fair Value of Financial Instruments

   The fair values for marketable debt securities are based on quoted market prices. The carrying value of these securities approximates their fair value.

                         ACTUATE SOFTWARE CORPORATION

                               December 31, 1998


   The fair value of notes is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying value of the note receivable from officer approximates the fair value.

   The fair value of short-term and long-term capital lease obligations is estimated based on current interest rates available to the Company for debt instruments with similar terms, degree of risk and remaining maturities. The carrying value of these obligations approximates their respective fair values.

 Research and Development

   Research and development expenditures are expensed to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 1998, all research and development costs have been expensed.

 Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets which range from three to five years. Assets held under capital leases are amortized over the shorter of the asset life or the remaining lease term. The related amortization expense is included in depreciation expense.

 Stock-Based Compensation

   The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations and to adopt the pro forma disclosure alternative as described in SFAS 123 in accounting for its employee stock option plan (see Note 9).

 Net Loss Per Share

   Net loss per share is presented under Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the initial public offering are included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. The Company has not had any issuances or grants for nominal consideration.

   In accordance with SFAS 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Basic pro forma net loss per share as presented in the statement of operations has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock that converted upon completion of the Company's initial public offering in July 1998 (using the if-converted method) from the original date of its issuance.

                         ACTUATE SOFTWARE CORPORATION

                               December 31, 1998


   A reconciliation of shares used in the calculation of basic and diluted and pro forma net loss per share follows (in thousands, except per share amounts):

                                                     Year ended December 31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
Net loss............................................ $(3,166) $(7,242) $(6,059)
                                                     =======  =======  =======
Basic and diluted:
  Weighted-average shares of common stock
   outstanding......................................   8,354    3,578    3,033
  Weighted-average shares subject to repurchase.....    (599)    (658)    (292)
                                                     -------  -------  -------
Shares used in computing basic and diluted net loss
 per share..........................................   7,755    2,920    2,741
                                                     =======  =======  =======
Basic and diluted net loss per share................ $ (0.41) $ (2.48) $ (2.21)
                                                     =======  =======  =======
Pro forma:
 Shares used above..................................   7,755    2,920
  Adjusted to reflect the weighted effect of the
   assumed conversion of convertible preferred stock
   (unaudited)......................................   3,633    6,370
                                                     -------  -------
  Shares used in computing pro forma basic and
   diluted net loss per share (unaudited)...........  11,388    9,290
                                                     =======  =======
  Pro forma basic and diluted net loss per share
   (unaudited)...................................... $ (0.28) $ (0.78)
                                                     =======  =======

   Had the Company been in a net income position, diluted earnings per share for fiscal year 1998 and 1997 would have included the shares used in the computation of pro forma basic net loss per share as well as the dilutive effect of 634,150, and 229,270 shares, respectively, related to outstanding options and stock subject to repurchase, calculated using the treasury method.

 Comprehensive Loss

   Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). The Company has no material components of other comprehensive net loss and accordingly the comprehensive loss is the same as net loss for all periods presented.

 Segment Information

   Effective January 1, 1998, the Company adopted the FASB's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded FASB's Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

   The management has organized its business in a single operating segment, the marketing and sale of software products for developing, administering, viewing and distributing reports in both client server and Internet environments. Further, the Company derives the vast majority of its revenue from its operations in the United States. See Note 11 for geographic information.

                         ACTUATE SOFTWARE CORPORATION

                               December 31, 1998


 Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for our fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS 133 will not have a material effect on the financial statements.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position, or "SOP" 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company is required to implement SOP 98-1 for the year ending December 31, 1999. Adoption of SOP-98-1 is expected to have no material impact on the Company's financial condition or results of operations.

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As we have expensed these costs historically, the adoption of this standard is not expected to have a significant impact on our results of operations, financial position or cash flows.

2. Investment in Affiliate

   In March 1996, the Company established a joint venture company in Japan with six other corporate partners. The Company received approximately 8.3% of the equity ownership of the venture known as Actuate Japan.

   The Company has a call option for all of the shares issued to the other investors. The price to purchase the remaining (approximately 92%) of Actuate Japan at December 31, 1998 would have been a maximum of 220,000,000 million yen (approximately $1.9 million). In the event of a purchase of the remaining 92% interest of the other Actuate Japan stockholders, the Company would attribute the purchase price to the identified assets and liabilities at the date of acquisition. The remaining excess purchase price would be attributed to goodwill arising on the acquisition. The potential range that the Company could be required to pay for the remaining 92% interest ranges from approximately $1.5 million as of April 1999 (the earliest potential date for exercise of the put) to approximately $2.9 million as of April 2001, based on current exchange rates.

   In March 1999, the other corporate partners have the right to cause at their discretion the Company to buy all of their outstanding shares, at a specified price, for securities of the Company, cash or through the reduction of a future royalty stream.

3. Share Purchase Agreement

   The Company has entered into an agreement with Actuate B.V., and independent holding company, pursuant to which Actuate B.V. has established subsidiaries in France, Germany and the United Kingdom. Each of these subsidiaries of Actuate B.V. have the exclusive right (other than with respect to value added resellers who have been or will be granted worldwide distribution rights) to distribute the Company's products and use the Company's name in Belgium, France, Germany, Switzerland and the United Kingdom, in exchange for a

                         ACTUATE SOFTWARE CORPORATION

                               December 31, 1998

50% royalty on sales of the Company's products by these entities. Beginning in January 1999, Actuate B.V. may at its discretion request the Company to purchase its outstanding shares at a price approximately equal to its last twelve months' revenues. The Company has a right of first refusal on any transfer of ownership interest in the B.V. On July 1, 1999, and subsequently, the Company may request the Actuate B.V. stockholders to sell all of the outstanding shares of the B.V. to the Company based on the above pricing formula. The failure of the Company to purchase the shares upon the request of the B.V. stockholders will cause the licenses held by the subsidiaries of Actuate B.V. to become perpetual and royalty free.

4. Short-Term Investments

   The following table summarizes the amortized cost, which approximates the fair value of the Company's investments and their contractual maturities (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------- ------
     Corporate debt obligations and deposits.................... $18,077 $2,073
                                                                 ======= ======
     Included in cash and cash equivalents...................... $ 7,155 $1,783
     Included in short-term investments.........................  10,922    290
                                                                 ------- ------
     Due within one year........................................ $18,077 $2,073
                                                                 ======= ======

   Unrealized gains and losses at December 31, 1998 and 1997and realized gains and losses for the year ended December 31, 1998 and 1997 were not material.

   At December 31, 1998, the Company had restricted cash of $3 million related to a line of credit, invested in a certificate of deposit at a bank as a condition for granting the line of credit (see Note 7). This amount is included in short-term investments. There was no such restricted cash at December 31, 1997.

5. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
     Furniture and fixtures..................................... $  316  $  282
     Computers and purchased software...........................  2,094   1,450
                                                                 ------  ------
                                                                  2,410   1,732
     Less accumulated depreciation.............................. (1,005)   (636)
                                                                 ------  ------
     Property and equipment, net................................ $1,405  $1,096
                                                                 ======  ======

   Property and equipment includes certain furniture, computers and equipment financed under capital leases. The cost and accumulated depreciation of such assets under capital leases was approximately $564,000 and $381,000 at December 31, 1997, respectively. During 1998, the Company acquired the leased assets by paying off the balance of its capital lease obligations.

                         ACTUATE SOFTWARE CORPORATION

                               December 31, 1998


6. Note Receivable

   As of December 31, 1998 and 1997, the Company had outstanding a note receivable under full recourse terms from an officer of the Company in the amount of $40,375, for the issuance of 269,167 shares of common stock upon exercise of the officer's stock option. Interest accrues at the rate of 6.28% per annum. The entire principal balance, together with all accrued interest, becomes due and payable in one lump sum on September 22, 2000.

7. Bank Line of Credit

   In May 1998, the Company obtained a bank line of credit which provides for up to $5.0 million in borrowings. The Company can borrow up to 80% of eligible accounts receivable against the line of credit. The interest rate on borrowed amounts is prime plus 2.25%. The Company is required to comply with various financial covenants, including it is prohibited from paying dividends and it must deposit $3.0 million of the proceeds from the initial public offering completed in July 1998, with the bank through May 25, 1999, the maturity date of the line of credit. In fiscal 1998, the Company did not borrow under this line of credit.

8. Commitments

 Operating Lease Commitments

   The Company leases its facilities under noncancelable operating leases expiring in May 2000 and May 2002. The Company also leases equipment under operating lease agreements. Rent expense for facilities under operating leases was approximately $805,000, $441,000 and $189,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Aggregate minimum lease commitments under all operating leases are as follows (in thousands):

     Fiscal year
      1999............................................................... $  862
      2000...............................................................    776
      2001...............................................................    723
      2002...............................................................    301
                                                                          ------
                                                                          $2,662
                                                                          ======

9. Stockholders' Equity

   In July 1998, the Company raised $30.9 million, net of issuance costs, from an initial public offering of 3,140,000 shares of common stock. All 6,489,732 shares of convertible preferred stock were converted into 6,489,732 shares of common stock of the Company upon completion of the Company's initial public offering.

 Stock Option Plans

   In May 1994, the board of directors adopted the 1994 Stock Option Plan (the "Predecessor Plan") for issuance of common stock to employees, consultants and nonemployee directors. In May 1998, the 1998 Equity Incentive Plan (the "Plan") was adopted by the board of directors and approved by the stockholders in July 1998 as the successor to the Predecessor Plan. Outstanding options under the Predecessor Plan have been incorporated into the Plan and no further options grants will be made under the Predecessor Plan. A total of

                         ACTUATE SOFTWARE CORPORATION

                               December 31, 1998

1,300,000 shares of common stock have been reserved for issuance under the Plan. As of December 31, 1998, there were options to purchase 1,046,300 shares outstanding under the Predecessor Plan. Except as otherwise noted, options outstanding under the Predecessor Plan are subject to substantially the same terms as described below for option awards under the Plan. As of January 1 of each year, commencing with the year 1999, the number of shares reserved for issuance under the Plan will be increased automatically by the lesser of (i) 5% of the total number of shares of Common Stock then outstanding or (ii) 700,000 shares.

   Under the Plan, eligible participants may be awarded options to purchase shares of Common Stock, stock appreciation rights ("SARs"), restricted shares or stock units (collectively, the "Awards"). Currently no Awards have been granted under the Plan. Options under the Plan may be incentive stock options designed to satisfy Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or nonstatutory stock options not designed to meet such requirements. If restricted shares or shares issued upon the exercise of options granted under the Plan or the Predecessor Plan are forfeited, then such shares will again become available for awards under the Plan. If stock units, options or SARs granted under the Plan or the Predecessor Plan are forfeited or terminated for any other reason before being exercised, then the corresponding shares will again become available for awards under the Plan. The exercise price for nonstatutory and incentive stock options granted under the Plan may not be less than 85% or 100%, respectively, of the fair market value of the Common Stock on the option grant date. The Board may amend or terminate the Plan at any time. Amendments may be subject to stockholder approval to the extent required by applicable laws.

   Options granted under the Predecessor Plan are generally exercisable upon grant, subject to repurchase rights by the Company until vested. Options granted under the Plan are exercisable when vested. Shares generally vest at the rate of 20% after one year from the date of grant and the remaining balance vesting monthly over the next four years. At December 31, 1998 and 1997, 585,051 and 770,436 shares of common stock issued under the Plan were subject to repurchase by the Company, respectively. All outstanding repurchase rights under the Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company's assets, except to the extent the repurchase rights are expressly assigned to the successor corporation.

 1998 Non-Employee Directors Option Plan

   The Company's 1998 Non-Employee Directors Option Plan (the "Directors Option Plan") was adopted by the board of directors in May 1998, and approved by the stockholders in July 1998. Under the Directors Option Plan, non-employee members of the Board of Directors are eligible for automatic option grants. For issuance under the Directors Option Plan, 200,000 shares of common stock have been authorized. No shares have been issued under the Directors Option Plan. Each individual who first joins the board as a non-employee director, whether through election or appointment, will receive at that time an automatic option grant for 20,000 shares of common stock. With respect to the initial automatic option grant, the option will become exercisable as to 20% of the shares after one year of board service, with the balance of the shares becoming exercisable ratably in 48 monthly installments over the remaining period of optionee's board service. At each annual stockholders meeting beginning in 1999, each current non-employee director will automatically be granted a stock option to purchase 2,500 shares of common stock, whether or not he or she is standing for re-election at that particular meeting, which will become fully exercisable on the first anniversary of such meeting. Each option will have an exercise price equal to the fair market value of the common stock on the automatic grant date and a maximum term of ten years, subject to earlier termination following the optionee's cessation of Board service. The Board may amend or modify the Directors Option Plan at any time. The Directors Option Plan will terminate on May 27, 2008, unless terminated sooner by the board.

                         ACTUATE SOFTWARE CORPORATION

                               December 31, 1998

   Activity under the Plan was as follows:

                                                   Outstanding Options
                            Shares Available -------------------------------- Weighted-Average
                               For Grant     Number of Shares Price Per Share  Exercise Price
                            ---------------- ---------------- --------------- ----------------
   Balance at December 31,
    1995...................            --         413,000      $       0.15        $ 0.15
     Additional
      authorization........       182,000              --                --            --
     Options granted.......      (159,500)        159,500      $ 0.15-$0.34        $ 0.29
     Options exercised.....            --          (6,750)     $       0.15        $ 0.15
     Options forfeited.....        56,000         (56,000)     $ 0.15-$0.34        $ 0.18
                               ----------       ---------      ------------
   Balance at December 31,
    1996...................        78,500         509,750      $ 0.15-$0.34        $ 0.19
     Additional
      authorization........     1,074,600              --                --            --
     Options granted.......    (1,146,350)      1,146,350      $ 0.34-$2.10        $ 0.81
     Options exercised.....            --        (817,733)     $ 0.15-$1.25        $ 0.29
     Options forfeited.....        36,417         (36,417)     $ 0.15-$0.62        $ 0.34
     Options repurchased...         7,500              --      $       0.34        $ 0.34
                               ----------       ---------      ------------
   Balance at December 31,
    1997...................        50,667         801,950      $ 0.15-$2.10        $ 2.60
     Additional
      authorization........     1,580,666              --                --            --
     Options granted.......    (1,324,425)      1,324,425      $2.10-$19.25        $10.25
     Options exercised.....            --        (219,116)     $ 0.15-$3.00        $ 0.99
     Options forfeited.....       246,084        (246,084)     $0.34-$16.13        $ 2.94
     Options repurchased...        45,784              --      $ 0.34-$0.62        $ 0.35
                               ----------       ---------      ------------
   Balance at December 31,
    1998...................       598,776       1,661,175      $0.15-$19.25        $ 8.07
                               ==========       =========      ============

   The weighted-average deemed fair value of stock options granted in fiscal year 1998 and 1997 was $7.83 and $0.21, respectively.

   The following table summarizes information concerning outstanding and exercisable options:

                                         As of December 31, 1998
                     -----------------------------------------------------------------
        Range of     Options Outstanding      Weighted-Average        Weighted-Average
     Exercise Prices   and Exercisable   Remaining Contractual Life    Exercise Price
     --------------- ------------------- --------------------------   ----------------
     $ 0.15-$ 3.00          561,650               8.7 years                $ 1.40
     $ 5.00-$11.00          494,500               9.5 years                $ 8.20
     $11.13-$19.25          605,025               9.9 years                $14.16
                          ---------
     $ 0.15-$19.25        1,661,175               9.4 years                $ 8.07
                          =========

   At December 31, 1998 and 1997, 105,521 and 26,037 outstanding options were vested, respectively.

 1998 Employee Stock Purchase Plan

   The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the board of directors in May 1998, and approved by the stockholders in July 1998. A total of 250,000 shares of common stock have been reserved for issuance under the Purchase Plan. As of January 1 of each year, the number of shares reserved for issuance under the Purchase Plan will be automatically increased by 150,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four

                         ACTUATE SOFTWARE CORPORATION

                               December 31, 1998

six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee's cash compensation. No more than 1,000 shares may be purchased on any accumulation date. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period (except that in the case of the first offering period, the price per share was $11.00, the price offered to the public in the initial public offering) or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with the Company.

 Stock Compensation

   The Company recorded deferred compensation of approximately $619,000 and $197,000 during the year ended December 31, 1998 and 1997, respectively. These amounts represent the difference between the exercise price and the deemed fair value of the Company's common stock during the periods in which such stock options were granted. The Company recorded amortization of deferred compensation as an expense of approximately $333,000 and $90,000, respectively, during these periods. At December 31, 1998, the Company has a total of approximately $393,000 remaining to be amortized over the corresponding vesting period of each respective option, generally five years.

 Pro Forma Information

   The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

   Pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS
123. The fair value for these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for fiscal year 1997 and 1996: risk-free interest rate of approximately 6.0%, a weighted-average expected life of the option of five years and a dividend yield of zero for all periods. For fiscal 1998, the fair value has been estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions: risk-free interest rate of approximately 5.25%, a weighted-average life of the option of four years, volatility of 70% and a dividend yield of zero.

                                                      Years ended December
                                                               31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
     Net loss (in thousands):
       As reported.................................. $(3,166) $(7,242) $(6,059)
       Pro forma.................................... $(4,212) $(7,270) $(6,067)
     Basic and diluted net loss per share:
       As reported.................................. $ (0.41) $ (2.48) $ (2.21)
       Pro forma.................................... $ (0.54) $ (2.49) $ (2.21)

   These pro forma amounts may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards may be made in subsequent years.

                         ACTUATE SOFTWARE CORPORATION

                               December 31, 1998


10. Income Taxes

   As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $15.6 million. The Company also had federal research and development tax credit carryforwards of approximately $800,000 at December 31, 1998. The net operating loss and credit carryforwards will expire beginning in 2008 through 2018, if not utilized.

   Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
     Net operating loss carryforwards........................... $5,400  $5,200
     Research credit carryforwards..............................  1,200     500
     Capitalized research and development.......................    400     300
     Warranty reserve...........................................    200     400
     Other, net.................................................  1,200     400
                                                                 ------  ------
     Total deferred tax assets..................................  8,400   6,800
     Valuation allowance........................................ (8,400) (6,800)
                                                                 ======  ======
                                                                 $   --  $   --
                                                                 ======  ======

   The net valuation allowance increased by $2.9 million and $2.3 million during the year ended December 31, 1997 and 1996, respectively.

11. Geographic Information

   The Company's operations are located in the United States. Revenues from international sources relate to export sales, primarily to distributors in Europe and Japan. The Company's revenue by geographic area is as follows (in thousands):

                                                                 Years ended
                                                                December 31,
                                                             -------------------
                                                              1998    1997  1996
                                                             ------- ------ ----
     Revenues:
       United States........................................ $20,470 $9,311 $611
       International........................................   1,402    207   40
                                                             ------- ------ ----
         Total.............................................. $21,872 $9,518 $651
                                                             ======= ====== ====

12. Contingencies

   The Company is engaged in certain legal action arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of this action will not have a material effect on the Company's financial position or results of operations, although there can be no assurance as to the outcome of such litigation.