Form 10-Q
period 1999-03-31
ACTUATE SOFTWARE CORP
filed 1999-04-30
CIK 1062478

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1999

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

                           999 Baker Way, Suite 200
                          San Mateo, California 94404
                                (650) 425-2300
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)

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

                            Yes    X          No
                                -------          _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Title of Class                   Outstanding as of March 31, 1999
          --------------                   ---------------------------------
Common Stock, par value $.001 per share               13,795,545

                         Actuate Software Corporation

                                     Index
                                     -----


PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

     Condensed Balance Sheets as of March 31, 1999 and December 31, 1998...  3

     Condensed Statements of Operations for the three months
      ended March 31, 1999 and 1998........................................  4

     Condensed Statements of Cash Flows for the three months ended
      March 31, 1999 and 1998..............................................  5


     Notes to Condensed Financial Statements...............................  6


  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  9


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings............................................... 25

  Item 2.  Changes in Securities and Use of Proceeds....................... 25

  Item 6.  Exhibits and Reports on Form 8-K................................ 25

  Signature................................................................ 26

                        Part I.  Financial Information

Item 1.  Financial Statements

                         ACTUATE SOFTWARE CORPORATION
                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                  March 31,
                                                    1999         December 31,
                                                 (unaudited)       1998 (1)
                                                -------------   --------------

                  ASSETS
Current assets:
  Cash and cash equivalents................        $ 22,273         $ 21,808
  Short-term investments...................           9,440           10,922
  Accounts receivable, net.................           7,193            5,050
  Other current assets.....................             313              400
                                                   --------         --------
Total current assets.......................          39,219           38,180
Property and equipment, net................           1,502            1,405
Other assets...............................             136              213
                                                   --------         --------
                                                   $ 40,857         $ 39,798
                                                   ========         ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................        $  1,501         $  1,210
  Accrued  compensation....................           1,006            1,293
  Other accrued liabilities................           2,483            3,393
  Income taxes payable.....................              99                -
  Deferred revenue.........................           8,236            7,868
                                                   --------         --------
Total current liabilities..................          13,325           13,764
                                                   --------         --------
Stockholders' equity:
Preferred stock............................               -                -
Common stock...............................              14               14
Additional paid-in capital.................          47,156           46,592
Note receivable from officer...............               -              (40)
Deferred stock compensation................            (345)            (393)
Accumulated deficit........................         (19,293)         (20,139)
                                                   --------         --------
Total stockholders' equity.................          27,532           26,034
                                                   --------         --------
                                                   $ 40,857         $ 39,798
                                                   ========         ========

(1) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

             The accompanying notes are an integral part of these
                        condensed financial statements.

                         ACTUATE SOFTWARE CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                        1999         1998
                                                     ----------   ----------
Revenues:
  License fees.................................        $ 6,622      $ 3,190
  Services.....................................          1,691          873
                                                       -------      -------
Total revenues.................................          8,313        4,063
                                                       -------      -------
Operating expenses:
  Cost of license fees.........................            254          280
  Cost of services.............................            964          730
  Sales and marketing..........................          3,751        2,715
  Research and development.....................          2,027        1,674
  General and administrative...................            732          572
                                                       -------      -------
    Total operating expenses...................          7,728        5,971
                                                       -------      -------
Income (loss) from operations..................            585       (1,908)
Equity in losses of affiliate..................            (25)           -
Interest and other income, net.................            401           22
                                                       -------      -------
Income (loss) before income taxes..............            961       (1,886)
Provision for income taxes.....................            115            -
                                                       -------      -------
Net income (loss)..............................        $   846      $(1,886)
                                                       =======      =======
Basic income (loss) per share..................        $  0.06      $ (0.57)
                                                       =======      =======
Shares used in basic per share calculation.....         13,272        3,296
                                                       =======      =======
Diluted income (loss) per share................        $  0.06      $ (0.57)
                                                       =======      =======
Shares used in diluted per share calculation...         14,854        3,296
                                                       =======      =======

             The accompanying notes are an integral part of these
                        condensed financial statements.

                         ACTUATE SOFTWARE CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                     -----------------------
                                                                        1999         1998
                                                                     ----------   ----------
Operating activities
Net income (loss)................................................     $   846       $(1,886)
Adjustment to reconcile net income (loss) to net cash used
   in operating activities:
     Amortization of deferred compensation.......................          48            41
     Depreciation................................................         214           149
     Changes in operating assets and liabilities:
         Accounts receivable.....................................      (2,143)           26
         Other current assets....................................          87           (74)
         Accounts payable........................................         291           233
         Accrued compensation....................................        (287)         (234)
         Other accrued liabilities...............................        (910)          929
         Income taxes payable....................................          99             -
         Deferred revenue........................................         368           236
                                                                      -------       -------
Net cash used in operating activities............................      (1,387)         (580)
                                                                      -------       -------
Investing activities
Purchases of property and equipment.............................         (311)         (176)
Proceeds from maturity of short-term investments................        1,482           290
Net change in other assets......................................           77           (34)
                                                                      -------       -------
Net cash provided by investing activities.......................        1,248            80
                                                                      -------       -------
Financing activities
Proceeds from issuance of common stock..........................          604            19
Payments on capital lease obligations...........................            -           (34)
                                                                      -------       -------
Net cash provided by (used in) financing activities.............          604           (15)
                                                                      -------       -------
Net increase (decrease) in cash and cash equivalents............          465          (515)
Cash and cash equivalents at the beginning of the year..........       21,808         2,901
                                                                      -------       -------
Cash and cash equivalents at the end of the period..............      $22,273       $ 2,386
                                                                      =======       =======
Supplemental disclosure of cash flow information
Interest paid...................................................      $     -       $    10
                                                                      =======       =======

             The accompanying notes are an integral part of these
                        condensed financial statements.

                         ACTUATE SOFTWARE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying interim condensed financial statements of Actuate Software Corporation are unaudited, but include all normal recurring adjustments which our management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ.

     The interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 12, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of operating results for the full fiscal year.

Cash, Cash Equivalents and Short-Term Investments

     Cash and cash equivalents consist of cash deposited with banks and money market accounts with original maturities of 90 days or less. We account for our cash equivalents and investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All short-term investments are classified as available-for-sale and are carried at amortized cost, which approximates fair value, and consist of high quality debt securities with original maturities between 90 days and one year.

Revenue Recognition

     Revenue from license fees from sales of software products directly to end-user customers or indirect channel partners is recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product, if no significant vendor obligations remain, there are no uncertainties surrounding product acceptance, the license fees are fixed and determinable, and collection of the license fee is considered probable. Our products do not require significant customization. The majority of end user license revenues are derived from end user customer orders for specific individual products. These types of transactions are recognized as revenue upon shipment of product. Advance payments from end-users, in arrangements in which the end user customer has the right to future unspecified products, are deferred and recognized as revenue ratably over the estimated term of the period, typically one year, during which the end-user is entitled to receive the products.


     License arrangements with enterprise application vendors, resellers and distributors generally take the form of either (a) fixed price arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and sublicensing of the licensed software for a specified term and pursuant to which license fee revenue is deferred and recognized on a straight-line basis over the term of the license agreement or (b) arrangements pursuant to which a royalty is paid to us and is recognized as revenue based on the sell-through of our software.

     Service revenues are primarily comprised of revenue from maintenance agreements, training and consulting fees. Revenue from maintenance agreements is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year. Service revenues from training and consulting are recognized upon completion of the work to be performed.

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Effective January 1, 1998, we adopted SOP 97-2. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. If evidence of the fair value for all elements of the arrangement does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. There was no material change to our accounting for revenues as a result of the adoption of SOP 97-2, as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" ("SOP 98-4").

     In December 1998, AICPA issued Statement of Position 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions", which amends SOP 98-4, to extend the deferral of application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We have not yet determined the effect of the final adoption of SOP 98-9 or its effect on how we will account for future revenues.

Net Income (Loss) Per Share

     Net income (loss) per share is presented under Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented.

     In accordance with SFAS 128, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options (using the treasury stock method).

     A reconciliation of shares used in the calculation of basic and diluted and pro forma net income (loss) per share follows (in thousands, except per share data):

                                                                          Three Months Ended
                                                                               March 31,
                                                                        -----------------------
                                                                            1999        1998
                                                                        -----------  ----------
Numerator:
  Net income (loss) .................................................     $   846      $(1,886)
                                                                          -------      -------
Denominator:
  Weighted-average common shares outstanding.........................      13,820        3,981
  Weighted-average shares subject to repurchase......................        (548)        (685)
                                                                          -------      -------
Denominator for basic income (loss) per share -
  weighted-average common shares.....................................      13,272        3,296
  Weighted-average shares subject to repurchase......................         548            -
  Employee stock options ............................................       1,034            -
                                                                          -------      -------
Denominator for dilutive income (loss) per share -
  weighted-average common shares and assumed conversions.............      14,854        3,296
                                                                          =======      =======
Basic income (loss) per share........................................     $  0.06      $ (0.57)
                                                                          =======      =======
Diluted income (loss) per share......................................     $  0.06      $ (0.57)
                                                                          =======      =======


Comprehensive Income

     During 1998, we adopted FASB's Statement of Financial Accounting Standards No. 130 ("SFAS 130"). There was no impact to us as a result of the adoption of SFAS 130, as there is no difference between our reported net income (loss) and the comprehensive net income (loss) under SFAS 130 for the periods presented.

Segment Information

     Effective January 1, 1998, we adopted FASB's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded FASB's Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     Our management has organized its business in a single operating segment, the marketing and sale of software products for developing, administering, viewing and distributing reports in both client server and Internet environments. Further, we derive the vast majority of our revenue from our operations in the United States.

Accounting for Derivative Instruments

     In June 1998, the FASB issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which will be effective for our fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe that the adoption of SFAS 133 will not have a material effect on the financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 12, 1999.

     Except for historical information, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements refer to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expect", "anticipate", "believe", "intend", "plan" and similar expressions. Our actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Risk Factors" in this Form 10-Q.

Overview

     Actuate Software Corporation is a leading provider of enterprise reporting solutions that enable organizations to systematically extract, publish and disseminate information in both Internet and client/server computing environments. We develop and market software products that are designed to allow companies to rapidly design, generate and distribute reports throughout the enterprise, thereby increasing access to and the value of corporate data.

     We sell our software products directly to end user customers through our direct sales force and through indirect channel partners such as enterprise application vendors, resellers and distributors. Enterprise application vendors generally integrate our products with their applications and either embed them into their products or resell them with their products. Our other indirect channel partners resell our software products to end user customers. We sell our products outside the United States primarily through distributors. Our revenues are derived primarily from license fees for software products and, to a lesser extent, fees for services relating to such products, including software maintenance and support, training and consulting. We were incorporated in California in November 1993 and reincorporated in Delaware in July 1998. Our principal executive offices are located at 999 Baker Way, Suite 200, San Mateo, California 94404 and our telephone number is 650-425-2300.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.


                                                            Three Months Ended
                                                                 March 31,
                                                       ---------------------------
                                                          1999             1998
                                                       ----------       ----------
Revenues:
  License fees...................................          80%               79%
  Services.......................................          20                21
                                                      -------           -------
    Total revenues...............................         100               100
                                                      -------           -------
Cost of revenues:
  License fees...................................           3                 7
  Services.......................................          12                18
                                                      -------           -------
    Total cost of revenues.......................          15                25
                                                      -------           -------
Gross profit.....................................          85                75
                                                      -------           -------
Operating expenses:
  Sales and marketing............................          45                67
  Research and development.......................          24                41
  General and administrative.....................           9                14
                                                      -------           -------
    Total operating expenses.....................          78               122
                                                      -------           -------
Income (loss) from operations....................           7               (47)
Equity in losses of affiliate....................          (1)                -
Interest and other income, net...................           5                 1
Provision for income taxes ......................           1                 -
                                                      -------           -------
Net income (loss)................................          10%              (46)%
                                                      =======           =======

Revenues

     Total revenues increased 105% from $4.1 million for the quarter ended March 31, 1998 to $8.3 million for the quarter ended March 31, 1999. Sales outside the United States accounted for 5% and 13% of total revenues for the first quarter of 1998 and 1999, respectively.

  License fees. Revenues from license fees increased 108% from $3.2 million for the first quarter of 1998 to $6.6 million for the first quarter of 1999. The increase in license fees was primarily due to increased sales to new customers and to a lesser extent increased follow-on sales to existing customers resulting from the expansion of our direct sales organization and increased acceptance of the Actuate Reporting System.

  Services. Service revenues increased 94% from $0.9 million for the first quarter of 1998 to $1.7 million for the first quarter of 1999. The increase in service revenues was primarily due to the increase in maintenance and support contracts associated with higher license fee revenues and, to a lesser extent, increases in consulting revenues related to increases in our installed customer base.

Cost of revenues

  License fees. Cost of license revenues consists primarily of production and packaging costs, personnel and related costs, and facility costs. Cost of license revenues decreased from $280,000, or 9% of revenues from license fees, for the first quarter of 1998 to $254,000, or 4% of revenues from license fees, for the first quarter of 1999. The decreases in absolute dollars and as a percentage of revenues were primarily due to a reduction of facilities allocation costs. We expect cost of license revenues to increase in absolute dollars and as a percentage of revenues from license fees in future periods due to new product releases, new packaging of our products and printing costs associated with revised documentation materials.

  Services. Cost of service consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services increased from $730,000, or 84% of revenues from service fees, for the first quarter of 1998 to $964,000, or 57% of revenues from service fees, for the first quarter of 1999. The increase in absolute dollars was due primarily to the increase in the number of customer support personnel resulting from our continued expansion of our support services. The decline as a percentage of service revenues was due to service revenues increasing at a faster rate than cost of services. We expect that cost of services will continue to increase in absolute dollars in future periods and as a percentage of revenues from service fees as we continue to hire additional customer support and consulting personnel.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of compensation, promotional expenses, travel and entertainment, and facility costs. Sales and marketing expenses increased from $2.7 million, or 67% of total revenues for the first quarter of 1998 to $3.8 million, or 45% of total revenues for the first quarter of 1999. The increase in absolute dollars was primarily due to the hiring of additional sales and marketing personnel, higher sales commissions associated with increased revenues and increased marketing program expenses. The decrease as a percentage of total revenues was due primarily to revenues increasing at a faster rate than sales and marketing expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods as we continue to hire additional sales and marketing personnel, establish additional sales offices, expand international distribution channels and increase promotional activities.

  Research and Development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with product development. Research and development expenses increased from $1.7 million, or 41% of total revenues for the first quarter of 1998 to $2.0 million, or 24% of total revenues for the first quarter of 1999. The increase in research and development expenses in absolute dollars from the first quarter of 1998 to the first quarter of 1999 was primarily due to the hiring of additional engineering personnel. The decrease as a percentage of total revenues was due to revenues increasing at a faster rate than research and development expenses. We believe that a significant level of investment for research and development is essential to maintain product and technical leadership and we anticipate that we will continue to devote substantial resources to research and development and that these expenses will increase in absolute dollars in future periods.

  General and Administrative. General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal and accounting expenses and amortization of deferred compensation related to certain stock option grants. General and administrative expenses increased from $572,000, or 14% of total revenues for the first quarter of 1998 to $732,000, or 9% of total revenues for the first quarter of 1999. The increase in general and administrative expenses in absolute dollars was due primarily to increased personnel and related costs and professional fees necessary to manage and support our growth. We believe that general and administrative expenses will increase in absolute dollars in future periods as we continue to hire additional general and administrative personnel to support expanded operations.

     We recorded deferred compensation of approximately $206,000 during the three months ended March 31, 1998, and recorded amortization expense of approximately $41,000 and $48,000 for the three months ended March 31, 1998 and 1999, respectively. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. All such deferred compensation expense has been included in general and administrative expenses. We will amortize approximately $345,000 of remaining deferred compensation expense through 2002.

Interest and Other Income, Net

     Interest and other income, net, is comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the quarter ended March 31, 1999 was $401,000, as compared with interest and other income, net, of $22,000 for the quarter ended March 31, 1998. The increase was due primarily to the interest earned on the investment of the proceeds from our initial public offering that was consummated on July 17, 1998.

Provision for Income Taxes

     In the three month period ended March 31, 1999, we recorded an income tax provision of $115,000 due to our profitability. The provision for income taxes was 12%. The effective tax rate is based on our current estimates and forecasts of our taxable income in multiple domestic jurisdictions. The estimated annual effective tax rate is relatively sensitive to the results of operations in various jurisdictions, and because actual results may differ from such projections in future periods, the actual effective tax rate could differ from this estimate.

Liquidity and Capital Resources

     Since inception, we have funded operations primarily through cash from operations and approximately $14.3 million in net proceeds from the private sales of preferred stock. In July 1998, we completed our initial public offering whereby we sold 3,140,000 shares of common stock. The net proceeds to us, after deducting expenses relating to the offering, were $30.9 million.

     As of March 31, 1999, we had cash and cash equivalents of $22.3 million and short-term investments of $9.4 million in highly liquid, high quality debt securities and a certificate of deposit classified as available-for-sale. In addition, we maintain a bank line of credit that provides for up to $5.0 million in borrowings. We can borrow up to 80% of eligible accounts receivable against the line of credit. The interest rate on any borrowed amounts is the prime rate plus 2.25%. This line of credit requires us to comply with various financial covenants, prohibits us from paying dividends and requires us to deposit $3.0 million of the proceeds of the initial public offering with the lender through May 25, 1999, the maturity date of the line of credit. We currently have no borrowings under the line of credit.

     Net cash used in operating activities was $580,000 and $1.7 million in the three months ended March 31, 1998 and 1999, respectively. The increase in net cash used in operating activities was primarily due to supporting our working capital needs.

     Net cash provided by investing activities was $80,000 and $1.2 million in the three months ended March 31, 1998 and 1999, respectively. The increase in net cash provided by operating activities was primarily due to proceeds from maturity of short-term investments.

     Net cash used in financing activities was $15,000 in the three months ended March 31, 1998 and net cash provided by financing activities was $604,000 in the three months ended March 31, 1999. The increase in cash provided by financing activities was due primarily to proceeds from sale of common stock to employees under the employee stock purchase plan.

     We believe that current cash balances and any cash generated from operations and from available debt financing, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the acquisition of our European and Japanese distributors, or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

Year 2000 Compliance

     Many existing computer systems and computer programs use only two digits to identify a year. These systems and programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer systems and software applications could fail or create erroneous results before, at or beyond the year 2000. We are currently taking steps to address Year 2000 readiness in three areas: (i) our products; (ii); our internal systems (including information technology systems such as financial systems and non-information technology systems such as the phone system) and (iii) third party vendors with whom we have a business relationship.

     Our Year 2000 readiness plan consists of four phases. Phase One (inventory) consists of identifying all of our systems, products and relationships that may be impacted by Year 2000. Phase Two (assessment) involves determining our current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing the areas that need to be fixed based on the importance to our operations. Phase Three (remediation) will consist of developing a plan to make those areas identified in the assessment phase Year 2000 ready and implementing such plan. Phase Four (testing) will consist of testing and validation of Year 2000 readiness for certain mission critical areas as determined by us. We are currently in the testing phase with respect to our products and will continue Year 2000 testing of our products during 1999. We are currently in the inventory and assessment phase for our internal systems and our third party vendors. We plan on completing remediation for these two areas by September 30, 1999. At this time, we have not yet developed a contingency plan to address situations that may result if our products, our internal systems or our vendors are unable to achieve year 2000 readiness. The cost of developing and implementing such a plan, if necessary, could be material.

     We have expensed costs as incurred in connection with year 2000 readiness and such costs incurred to date have not been material. We believe that we will continue to incur costs related to Year 2000 readiness, but at this time we are unable to determine whether or not future costs associated with achieving Year 2000 readiness will be material. Additional costs incurred may include but are not limited to, the cost of manufacturing and distributing free upgrades to products that are not Year 2000 ready, the administrative costs in completing the Year 2000 project and the cost of fixing or replacing any of our internal systems.

     Although we are dedicating resources toward attaining Year 2000 readiness there can be no assurance that we will be successful in our effort to achieve Year 2000 readiness. For example, through ongoing testing of our products to validate Year 2000 readiness, we have discovered Year 2000 related errors in certain products, which have not compromised the usability or basic functionality of the products, and there can be no assurance that additional Year 2000 errors or defects will not be discovered in our current and future products. Any failure by us to make our products Year 2000 ready could result in a decrease in sales of our products, an increase in the allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems. In addition, the failure of our internal systems or our third party vendors to be Year 2000 ready could prevent us from manufacturing or shipping products, providing customer support and completing transactions, all of which could have a material adverse effect on us.


RISK FACTORS

     You should carefully consider the following risk factors before making an investment decision. The risks described below are not the only ones facing us. Additional risks that we do not yet know of or that we currently think are immaterial may also harm our business operations. If any of the following risks actually occur, our business, operating results or financial condition would be harmed and the trading price of our common stock could decline. You should also refer to the other information set forth in this Report on Form 10-Q, including the financial statements and the notes thereto.

OUR OPERATING RESULTS MAY BE VOLATILE AND DIFFICULT TO PREDICT. IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR STOCK MAY DECREASE SIGNIFICANTLY.

     Our limited operating history and the susceptibility of our operating results to significant fluctuations makes any prediction of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

     -  demand for our products
     -  the size and timing of significant orders for our products
     -  sales cycles of our indirect channel partners
     -  changes in pricing policies by us or our competitors
     - changes in our level of operating expenses and our ability to control costs
     -  budgeting cycles of our customers
     -  defects in our products other product quality problems
     -  hiring needs and personnel changes
     -  the pace of our international expansion
     -  changes in our sales incentive plans
     - continued successful relationships and the establishment of new relationships with enterprise application vendors
     -  the impact of consolidation by competitors and indirect channel partners
     -  general domestic and international economic and political conditions.

     In addition, we may in the future experience fluctuations in our gross and operating margins due to changes in the mix of our domestic and international revenues and changes in the mix of our direct sales and indirect sales, as well as changes in the mix among the indirect channels through which our products are offered. Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter.

     A significant portion of our total revenues in any given quarter is derived from existing customers. Our ability to achieve future revenue growth, if any, will be substantially dependent upon our ability to increase revenues from license fees and services from existing customers, to expand our sales force and to increase the average size of our orders. To the extent that such increases do not occur in a timely manner, our business, operating results and financial condition would be harmed. Our expense levels and plans for expansion, including plans to significantly increase our sales and marketing and research and development efforts, are based in significant part on our expectations of future revenues and are relatively fixed in the short-term. If revenues fall below our expectations and we are unable to quickly reduce our spending in response, our business, operating results and financial condition are likely to be harmed.

     Based upon all of the factors described above, we have a limited ability to forecast future revenues and expenses, and it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In the event that operating results are below expectations, the price of our common stock could decline.

OUR LIMITED OPERATING HISTORY AND LACK OF PROFITABILITY IN PRIOR YEARS MAKES FUTURE FORECASTING DIFFICULT.

     Actuate was founded in November 1993 and we began shipping the Actuate Reporting System in January 1996. We have a limited operating history on which to base an evaluation of our business and prospects.

     We incurred net losses of $3.2 million, $7.2 million and $6.1 million in fiscal 1998, 1997 and 1996, respectively. As of March 31, 1999, we had an accumulated deficit of approximately $19.3 million. Given our history of losses, we may not have revenue growth or profitability on a quarterly or annual basis in the future. While we achieved significant quarter-to-quarter revenue growth in fiscal 1997 and 1998 and the first quarter of 1999, our revenues may not increase in future periods. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. We intend to increase our operating expenses significantly in future periods. As a result, we will need to generate significant additional revenues to achieve and maintain profitability.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP RELATIONSHIPS WITH ENTERPRISE APPLICATION VENDORS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as enterprise application vendors, resellers and distributors. Our revenues from license fees resulting from sales through indirect channel partners in the first quarter of 1999 and in fiscal 1998 and 1997 were approximately 38%, 41% and 38%, respectively. Our ability to achieve significant revenue growth in the future will depend in large part on our success in expanding our sales force and in further establishing and maintaining relationships with enterprise application vendors, resellers and distributors. In particular, a significant element of our strategy is to embed our technology in products offered by enterprise application vendors for resale to such vendors' customers and end users. We intend to seek additional distribution arrangements with other enterprise application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our enterprise application vendors experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

     Although we are currently investing, and plan to continue to invest, significant resources to expand and develop relationships with enterprise application vendors, resellers and distributors, we have at times experienced and continue to experience difficulty in establishing these relationships. If we are unable to successfully expand our distribution channels, secure license agreements with additional enterprise application vendors on commercially reasonable terms, or extend existing license agreements with existing enterprise application vendors, resellers and distributors on commercially reasonable terms our operating results would be harmed. Any inability by us to maintain existing or establish new relationships with indirect channel partners or, if such efforts are successful, a failure of our revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm our business, operating results and financial condition.

IF THE MARKET FOR ENTERPRISE SOFTWARE DOES NOT GROW AS WE EXPECT OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     The market for enterprise reporting software products is still emerging and we cannot be certain that it will continue to grow or that, even if the market does grow, businesses will adopt our products. If the market for enterprise reporting products fails to grow or grows more slowly than we expect, our business, operating results and financial condition would be harmed. To date, all of our revenues have been derived from licenses for our enterprise reporting software and related products and services, and we expect this to continue for the foreseeable future. We have spent, and intend to continue to spend, considerable resources educating potential customers and indirect channel partners about enterprise reporting and our products. However, if such expenditures do not enable our products to achieve any significant degree of market acceptance our business, operating results and financial condition would be harmed.

THERE ARE RISKS ASSOCIATED WITH THE SOFTWARE INDUSTRY

     The software industry has historically experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions during which management information systems budgets often decrease. Such a change in economic conditions could result in a slow down of the purchase of enterprise reporting products. If this occurs, our business, operating results and financial condition may in the future reflect substantial fluctuations from period to period as a consequence of buying patterns and general economic conditions in the software industry.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

     The market in which we compete is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in four principal forms:

     - direct competition from current or future vendors of reporting solutions such as Seagate Software, Inc. (a division of Seagate Technology, Inc.) and SQRIBE Technologies, Inc.
     - indirect competition from vendors of OLAP and query tools such as Arbor Software Corp., Business Objects S.A., Cognos, Inc. and Microsoft that integrate reporting functionality with such tools
     - indirect competition from enterprise application vendors such as SAP and Oracle, to the extent they include reporting functionality in their applications
     - competition from the information systems departments of current or potential customers that may develop reporting solutions internally which may be cheaper and more customized than our products

     Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than us. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to leverage significant installed customer bases. These companies could integrate competing enterprise reporting software with their products, resulting in a loss of market share for us. We expect additional competition as other established and emerging companies enter the enterprise reporting software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the enterprise reporting needs of our prospective customers. Our current or future enterprise application vendors and other indirect channel partners have in the past, or may in the future, establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could harm our ability to obtain revenues from license fees from new or existing customers, and service revenues from existing customers on terms favorable to us. If we are unable to compete successfully against current and future competitors our business, operating results and financial condition would be harmed.

THERE ARE RISKS ASSOCIATED WITH THE POTENTIAL ACQUISITION OF CERTAIN OF OUR INTERNATIONAL DISTRIBUTORS

     We are a party to agreements with our Japanese distributor and the parent company of our French, German and United Kingdom distributors, under which we are likely to (and under certain circumstances, would bear substantial financial penalties if we did not) acquire such distributors at some point in the future. Such an acquisition could be triggered by the parent company of the European distributors and by the Japanese distributor at their discretion. In connection with any such acquisition, we would be required to pay a purchase price equal to at least such distributor's last twelve months' revenues as of the date of such acquisition. The purchase price could be paid in shares of our common stock, which may have the effect of diluting existing stockholders and adversely affecting the price of the Company's common stock or in cash, reducing the available cash for working capital and other purposes. We believe that any such acquisition will be accounted for by us as a "purchase" transaction (as opposed to a pooling of interests). This accounting treatment could cause us to recognize substantial goodwill and other intangible asset amortization charges in the quarters and fiscal years immediately following the date on which such an acquisition is effected. If the acquisition is accounted for as a "purchase" transaction, it could harm our reported earnings per share during the periods in which we record the amortization of intangible assets acquired. Finally, any such acquisition would require substantial management attention, impose costs on us associated with integrating the acquired entities, require us to coordinate sales and marketing efforts with the acquired companies and subject us to additional, and potentially substantial, regulation as an owner of foreign subsidiaries. Any of these factors could harm our business, operating results and financial condition.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

     The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. Any of these factors can render existing products obsolete and unmarketable. We believe that our future success will depend in large part on our ability to support current and future releases of popular operating systems, databases and enterprise software applications, to timely develop new products that achieve market acceptance, and to meet an expanding range of customer requirements. If the announcement or introduction of new products by us or our competitors or any change in industry standards causes customers to defer or cancel purchases of existing products our business, operating results and financial condition would be harmed. As a result of the complexities inherent in enterprise reporting, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of our products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. If we fail to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, our business, operating results and financial condition may be harmed.

BECAUSE THE SALES CYCLES OF OUR PRODUCTS ARE LENGTHY AND VARIABLE, OUR QUARTERLY RESULTS MAY FLUCTUATE.

     The purchase of our products by our end user customers for deployment within a customer's organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer's internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations. The sales cycle for an initial order of our products is typically 3 to 6 months and the sales cycle associated with a follow-on large scale deployment of our products typically extends for another 6 to 9 months or longer. We may experience longer sales cycles in the future. Additionally, sales cycles for sales of our products to enterprise application vendors tend to be longer, ranging from 6 to 24 months or more and involve convincing the vendor's entire organization that our products are the appropriate reporting solution for the vendor's application. This time period does not include the sales and implementation cycles of such vendors' own products, which are typically significantly longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end user customers or our indirect channel partners, could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

TO MANAGE OUR GROWTH AND EXPANSION, WE NEED TO IMPROVE AND IMPLEMENT OUR SYSTEMS, PROCEDURES AND CONTROLS. IF WE ARE UNABLE TO DO SO SUCCESSFULLY, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     Our rapid expansion in the number of employees and the scope of operations has placed and will continue to place, a significant strain on our management, information systems and resources. In addition, we expect that an expansion of our international operations will lead to increased financial and administrative demands associated with managing an increasing number of relationships with foreign partners and customers and expanded treasury functions to manage foreign currency risks. Our future operating results will also depend on our ability to further develop indirect channels and expand our support organization to accommodate growth in our installed base. If we fail to manage our expansion effectively our business, operating results and financial condition would be harmed.

OUR INABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM OUR BUSINESS.

     From January 1997 through March 1999, we increased our headcount from 38 to 163 full-time employees. Furthermore, significant increases in the number of employees are anticipated during the remainder of 1999. In particular, we currently plan to significantly expand the number of employees in customer support and sales and marketing. Our success depends to a significant degree upon the efforts of certain key management, marketing, customer support and research and development personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have experienced and will continue to experience difficulty in recruiting qualified personnel, particularly in the San Francisco Bay Area, where the employment market for qualified sales, marketing and engineering personnel is extremely competitive.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

     Our future success depends upon the continued service of our executive officers and other key engineering, sales, marketing and support personnel and none of our officers or key employees is bound by an employment agreement for any specific term. If we lose the service of one or more of our key employees, or if one or more of our executive officers or employees decide to join a competitor or otherwise compete directly or indirectly with us, this could have a significant adverse effect on our business.

IF WE FAIL TO EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE HARMED.

     During the first quarter of 1999 and during fiscal 1998 and 1997, we derived 13%, 6% and 2% of our total revenues, respectively, from sales outside the United States. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside the United States and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

THERE ARE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD HARM OUR BUSINESS.

     Our international operations are generally subject to a number of risks including the following:

     -  costs of localizing products for foreign countries
     -  trade laws and business practices favoring local competition
     -  dependence on local vendors
     - compliance with multiple, conflicting and changing government laws and regulations
     -  longer sales and payment cycles
     -  import and export restrictions and tariffs
     -  difficulties in staffing and managing foreign operations
     -  greater difficulty or delay in accounts receivable collection
     -  foreign currency exchange rate fluctuations
     -  multiple and conflicting tax laws and regulations
     - political and economic instability, including recent economic conditions in Asia.

     Because substantially all of our international revenues and costs, with the exception of sales in Japan, have been denominated to date in U.S. dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, and result in a reduction in sales and profitability in that country. We believe that an increasing portion of our revenues and costs will be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Any of the foregoing factors could harm our business, operating results and financial condition. Although we may from time to time undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, we currently do not attempt to cover any foreign currency exposure. If we are not successful in any future foreign exchange hedging transactions that we engage in, our business, operating results and financial condition could be harmed.

WE MAY BE ADVERSELY IMPACTED IF OUR PRODUCTS, INTERNAL SYSTEMS AND VENDORS OR THE PRODUCTS OF OUR INDIRECT CHANNEL PARTNERS ARE NOT YEAR 2000 READY.

     Any failure of our products, internal systems or third party vendors' systems to be Year 2000 ready would harm our business. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates for 20th century dates. As a result, computer systems and/or software products used by many companies may need to be upgraded to solve this problem. Although we are dedicating resources toward attaining Year 2000 readiness, our efforts may not be successful. For example, during ongoing testing of our products to validate Year 2000 readiness, we have discovered Year 2000 related errors in certain products, which have not compromised the usability or basic functionality of the products, and we cannot be certain that we will not discover additional Year 2000 errors or defects. Our failure to make our products Year 2000 ready could result in a decrease in sales of our products, an increase in the allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

     To the extent our products are embedded or bundled with other companies' products that are not Year 2000 ready, we could be exposed to litigation from such companies' customers, and our reputation in the marketplace and indirect sales of our products by our indirect channel partners could be harmed. In addition, the failure of our internal systems or third party vendors' systems to be Year 2000 ready could prevent the us from manufacturing or shipping products, providing customer support and completing transactions, all of which could harm our business, operating results and financial condition. We are currently inventorying and assessing the Year 2000 readiness of our internal systems and vendors. We currently plan on completing remediation for these two areas by September 30, 1999. We currently do not have a Year 2000 contingency plan for any area and the cost of implementing a contingency plan could be material.

IF PURCHASING PATTERNS OF OUR CUSTOMERS ARE AFFECTED BY THE YEAR 2000, OUR BUSINESS COULD BE SERIOUSLY HARMED.

     We believe that the purchasing patterns of customers and potential customers may be impacted by Year 2000 issues. Many companies are expending significant resources to correct or patch their current software systems to make such systems Year 2000 ready. These expenditures may result in reduced funds available to purchase software products such as those offered by us and our indirect channel partners. Although we have not experienced these effects to date, if customers defer purchases of business software because of such expenditures, it would harm our business, operating results and financial condition.

IF OUR PRODUCT CONTAINS MATERIAL DEFECTS, OUR BUSINESS COULD BE SERIOUSLY
HARMED.

     Software products as complex as those offered by us often contain errors or defects, particularly when first introduced, when new versions or enhancements are released and when configured to individual customer computing systems. We currently have known errors and defects in our products. Despite testing conducted by us, if additional defects and errors, including Year 2000 errors, are found in current versions, new versions or enhancements of our products after commencement of commercial shipment this could result in the loss of revenues or a delay in market acceptance. The occurrence of any of these events would harm on our business, operating results and financial condition.

IF A SUCCESSFUL PRODUCT LIABILITY CLAIM IS MADE AGAINST US, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     Although license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. We have not experienced any product liability claims to date. However, the sale and support of our products may entail the risk of such claims, which are likely to be substantial in light of the use of our products in business-critical applications. A product liability claim brought against us could harm our business, operating results and financial condition.

IF THE PROTECTION OF OUR PROPRIETARY RIGHTS IS INADEQUATE, OUR BUSINESS WILL BE SERIOUSLY HARMED.

     We have one issued U.S. patent and one U.S. patent pending and we rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to shrink-wrap or signed license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, we seek to avoid disclosure of our intellectual property, including requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. If our means of protecting our proprietary rights is not adequate or our independently develop similar technology, our business could be seriously harmed.

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

     To date, we have not been notified that our products infringe the proprietary rights of third parties, but we cannot be certain that third parties will not claim infringement by us with respect to current or future products.
We expect enterprise reporting software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business, operating results and financial condition.

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

     The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such the following:

     -  actual or anticipated fluctuations in our operating results
     -  announcements of technological innovations
     -  new products or new contracts announced by us or our competitors
     -  developments with respect to copyrights or proprietary rights
     -  conditions and trends in the software and other technology industries
     -  changes in corporate purchasing of enterprise application software
     -  the Year 2000 issue
     -  adoption of new accounting standards affecting the software industry
     -  changes in financial estimates by securities analysts
     -  changes in the economic conditions in the United States and abroad
     -  the purchase or sale of our common stock by "day traders"

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the securities of technology companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against such company. If we are involved in such litigation, it could result in substantial costs and a diversion of management's attention and resources and could harm our business, operating results and financial condition.

EXISTING STOCKHOLDERS CAN EXERCISE SIGNIFICANT CONTROL OVER ACTUATE.

     As of March 31, 1999, our executive officers and directors and their affiliates in the aggregate beneficially owned approximately 49.5% of our outstanding common stock, assuming no exercise of outstanding stock options. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of Actuate.

CERTAIN OF OUR CHARTER PROVISIONS AND DELAWARE LAW, MAY PREVENT OR DETER A CHANGE IN CONTROL OF ACTUATE.

     Actuate's Certificate of Incorporation, as amended and restated (the "Certificate of Incorporation"), and Bylaws, as amended and restated ("Bylaws"), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of Actuate or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions authorizing the issuance of "blank check" preferred stock and eliminating the ability of stockholders to act by written consent. In addition, certain provisions of Delaware law and our 1998 Equity Incentive Plan may also have the effect of discouraging, delaying or preventing a change in control of Actuate or unsolicited acquisition proposals. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of our common stock.

                          Part II.  Other Information

Item 1.  Legal Proceedings

     We are not involved in any legal proceedings that are material to our business or financial condition.

Item 2.  Changes in Securities and Use of Proceeds
     (a)  Not applicable
     (b)  Not applicable
     (c) In connection with our IPO in 1998, we filed a Registration Statement on Form S-1, SEC Registration No. 333-55741, which was declared effective by the Commission on July 17, 1998. The offering commenced on July 17, 1998 and all securities were sold in the offering. Pursuant to the Registration Statement, we registered 3,450,000 shares of our common stock, $0.001 par value per share, of which 3,140,000 shares were sold by Actuate and 310,000 shares were sold by Selling Stockholders. Net proceeds to us after deducting underwriting discount and offering expenses were $30.9 million.

     From August 1, 1998 to March 31, 1999, we used such net offering proceeds, in direct or indirect payments to others, as follows:


  Manufacturing, sales, marketing and administrative infrastructure     $14,197,000
  Research and development activities                                     5,256,000
  Purchase of machinery and equipment and software                          569,000
  Temporary investments                                                  10,878,000
                                                                        -----------
  Total                                                                 $30,900,000
                                                                        ===========

     Each of these amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement. Our temporary investments were in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1   Financial Data Schedule

     (b)  Reports on Form 8-K:

          None.

                                   Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1999.


                                       Actuate Software Corporation
                                       (Registrant)

                                       By:   /s/  DANIEL A. GAUDREAU
                                          -------------------------------
                                          Daniel A. Gaudreau

                                          Chief Financial Officer, Senior Vice
                                          President of Finance (Principal
                                          Financial and  Accounting Officer)

ACTUATE SOFTWARE CORPORATION

                               INDEX OF EXHIBITS

EXHIBIT #           EXHIBIT TITLE
---------           -------------
27.1                Financial Data Schedule  March 31, 1999