Form 10-Q
period 1999-06-30
ACTUATE CORP
filed 1999-08-10
CIK 1062478

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES             EXCHANGE   ACT  OF 1934
                           For the quarterly period ended June 30, 1999

                                                         OR

     [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES            EXCHANGE   ACT  OF 1934
     For the transition period from __________ to ___________

                          Commission File No. 0-24607

                              Actuate Corporation
            (Exact name of Registrant as specified in its charter)

       Delaware                                        94-3193197
(State of incorporation)                    (I.R.S. Employer Identification No.)

                           999 Baker Way, Suite 200
                          San Mateo, California 94404
                                (650) 425-2300
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principle executive offices)
                             --------------------
Former name, former address and former fiscal year, if changed since last report:

                  Former name: Actuate Software Corporation

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X   No
                                    ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Title of Class                      Outstanding as of June 30, 1999
         --------------                      -------------------------------
Common Stock, par value $.001 per share                13,794,363

                              Actuate Corporation

                               Table of Contents



PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

    Condensed Consolidated Balance Sheets as of June 30, 1999 and
     December 31, 1998                                                         3

    Condensed Consolidated Statements of Operations for the three months
     and six months ended June 30, 1999 and 1998                               4

    Condensed Consolidated Statements of Cash Flows for the six months
     ended June 30, 1999 and 1998                                              5

    Notes to Condensed Consolidated Financial Statements                       6


  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  26

  Item 2.  Changes in Securities and Use of Proceeds                          26

  Item 4.  Submission of Matters to a Vote of Security Holder                 26

  Item 6.  Exhibits and Reports on Form 8-K                                   27

  Signature                                                                   28

                         Part I. Financial Information

Item 1.  Financial Statements

                              ACTUATE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                                       June 30,
                                                                                                        1999           December 31,
                                                                                                     (unaudited)         1998 (1)
                                                                                                   --------------     --------------

                                                ASSETS
Current assets:
 Cash and cash equivalents....................................................................           $ 16,024          $ 21,808
 Short-term investments.......................................................................              9,440            10,922
 Accounts receivable, net.....................................................................             10,217             5,050
 Other current assets.........................................................................                891               400
                                                                                                   --------------     --------------

Total current assets..........................................................................             36,572            38,180
Property and equipment, net...................................................................              1,670             1,405
Goodwill and other purchased intangible assets, net...........................................              9,581                 -
Other assets..................................................................................                352               213
                                                                                                  ---------------    ---------------
                                                                                                         $ 48,175          $ 39,798
                                                                                                  ===============    ===============


                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................................................            $  2,392          $  1,210
 Accrued compensation........................................................................               1,962             1,293
 Other accrued liabilities...................................................................               4,470             3,393
 Income taxes  payablea......................................................................                 188                 -
 Deferred  revenue...........................................................................              10,721             7,868
                                                                                                  ---------------    ---------------
Total current liabilities....................................................................              19,733            13,764
                                                                                                  ---------------    ---------------


Stockholders' equity:
 Common stock................................................................................                  14                14
 Additional paid-in capital..................................................................              47,011            46,592
 Note receivable from officer................................................................                   -               (40)
 Deferred stock compensation.................................................................                (171)             (393)
 Cumulative translation adjustment...........................................................                   3                 -
 Accumulated deficit.........................................................................             (18,415)          (20,139)
                                                                                                  ---------------    ---------------

  Total stockholders' equity.................................................................              28,442            26,034
                                                                                                  ---------------    ---------------

                                                                                                         $ 48,175          $ 39,798
                                                                                                  ===============    ===============

(1)   The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                              ACTUATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                           Three Months Ended       Six Months Ended
                                                                                                 June 30,                June 30,
                                                                                           ------------------       ----------------
                                                                                              1999      1998       1999       1998
                                                                                             -------   -------    -------   -------
Revenues:
 License fees................................................................              $ 7,466    $ 3,819    $14,088    $ 7,009
 Services....................................................................                2,347        881      4,038      1,754
                                                                                           -------    -------    -------    --------

Total revenues...............................................................                9,813      4,700     18,126      8,763
                                                                                           -------    -------    -------    --------

Operating expenses:
 Cost of license fees........................................................                  198        251        452        531
 Cost of services............................................................                1,240        799      2,204      1,529
 Sales and marketing.........................................................                4,284      2,752      8,035      5,467
 Research and development....................................................                2,309      1,900      4,336      3,574
 General and administrative..................................................                  760        628      1,492      1,200
 Amortization of goodwill and other purchased intangibles
  and merger related costs...................................................                  368          -        368          -
                                                                                           -------    -------    -------    --------
  Total operating expenses...................................................                9,159      6,330     16,887     12,301
                                                                                           -------    -------    -------    --------

Income (loss) from operations................................................                  654     (1,630)     1,239     (3,538)
Equity in losses of affiliate................................................                  (25)         -        (50)         -
Interest and other income, net...............................................                  359         14        760         36
                                                                                           -------    -------    -------    --------

Income (loss) before income taxes............................................                  988     (1,616)     1,949     (3,502)
Provision for income taxes...................................................                  110          -        225          -
                                                                                           -------    -------    -------    --------
Net income (loss)............................................................              $   878    $(1,616)   $ 1,724    $(3,502)
                                                                                           =======    =======    =======    ========
Basic income (loss) per share................................................                $0.07     $(0.47)     $0.13     $(1.04)
                                                                                           =======    =======    =======    ========
Shares used in basic per share calculation...................................               13,313      3,405     13,287      3,358
                                                                                           =======    =======    =======    ========
Diluted income (loss) per share..............................................                $0.06     $(0.47)     $0.12     $(1.04)
                                                                                           =======    =======    =======    ========
Shares used in diluted per share calculation.................................               14,689      3,405     14,749      3,358
                                                                                           =======    =======    =======    ========


The accompanying notes are an integral part of these condensed financial statements.

                              ACTUATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                          ----------------------
                                                            1999          1998
                                                          --------     --------
Operating activities
Net income (loss).....................................    $  1,724     $ (3,502)
Adjustment to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Amortization of deferred compensation..............          62          133
   Amortization of goodwill and other intangibles ....          64            -
   Depreciation.......................................         442          315
   Loss on disposal of fixed assets ....................         -           70
   Changes in operating assets and liabilities:
     Accounts receivable................................    (5,167)        (878)
     Other current assets...............................      (491)        (125)
     Accounts payable...................................     1,182          504
     Accrued compensation...............................       669          (97)
     Other accrued liabilities..........................     1,077        1,261
     Income taxes payable ..............................       188            -
     Deferred revenue...................................     2,853          636
                                                          --------     --------
Net cash provided by (used in) operating activities ....     2,603       (1,683)
                                                          --------     --------
Investing activities
Purchases of property and equipment.....................      (707)        (518)
Proceeds from maturity of short-term investments........     1,482          290
Acquisition of European distributors, net
 of cash assumed........................................    (9,645)           -
Net change in other assets..............................      (139)         (33)
                                                          --------     --------
Net cash used in investing activities ..................    (9,009)        (261)
                                                          --------     --------
Financing activities
Proceeds from issuance of common stock..................       619          114
Payments on capital lease obligations...................         -          (68)
                                                          --------     --------
Net cash provided by financing activities ..............       619           46
                                                          --------     --------
Net decrease in cash and cash equivalents ..............    (5,787)      (1,898)
Effect of foreign exchange rate changes on cash ........         3            -
Cash and cash equivalents at the beginning of the year..    21,808        2,901
                                                          --------     --------
Cash and cash equivalents at the end of the period......  $ 16,024     $  1,003

                                                          ========     ========

Supplemental disclosure of cash flow information
Interest paid                                             $      5     $     19
                                                          ========     ========
The accompanying notes are an integral part of these condensed financial statements.

                              ACTUATE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Summary of Significant Accounting Policies

Basis of Presentation
      On June 18, 1999, Actuate Corporation completed the acquisition of Actuate Holding BV ("BV"). The acquisition was accounted for under the purchase method of accounting. In accordance with the purchase method of accounting, the Condensed Consolidated Statements of Operations include BV's operating results from the date of acquisition. The Condensed Consolidated Balance Sheet as of June 30, 1999 includes the accounts of BV.

      The accompanying interim condensed consolidated financial statements of Actuate Corporation are unaudited, but include all normal recurring adjustments which our management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ.

      The interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 12, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of operating results for the full fiscal year.

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

Net Income (Loss) Per Share
      Net income (loss) per share is presented under Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 128 oEarnings Per Shareo ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented.

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

      Potential common shares of 479,193 and 517,718, using the treasury stock method, were not included in the computation of diluted loss per share for the three and six-month periods ended June 30, 1998, respectively, because we incurred a loss in these periods and, therefore, the effect would be antidilutive.

A reconciliation of shares used in the calculation of basic and diluted and pro forma net income (loss) per share follows (in thousands, except per share data):

                                                                                             Three Months Ended     Six Months Ended
                                                                                                  June 30,             June 30,
                                                                                             ------------------     ----------------
                                                                                           1999        1998       1999       1998
                                                                                          --------   --------   --------   --------
Numerator:

 Net income (loss).................................................................       $    878   $ (1,616)  $  1,724   $ (3,502)

                                                                                          --------   --------   --------   --------
Denominator:
 Weighted-average common shares outstanding........................................         13,798      4,006     13,809      4,015
 Weighted-average shares subject to repurchase.....................................           (485)      (601)      (522)      (657)
                                                                                          --------   --------   --------   --------
 Denominator for basic income (loss) per share--
  weighted-average common shares...................................................         13,313      3,405     13,287      3,358
 Weighted-average shares subject to repurchase.....................................            485          -        522          -
 Employee stock options............................................................            891          -        940          -
                                                                                          --------   --------   --------   --------
Denominator for dilutive income (loss) per share--
  weighted-average common shares and assumed conversions...........................         14,689      3,405     14,749      3,358
                                                                                          ========   ========   ========   ========
Basic income (loss) per share......................................................        $  0.07    $ (0.47)   $  0.13    $ (1.04)
                                                                                          ========   ========   ========   ========
 Diluted income (loss) per share...................................................        $  0.06    $ (0.47)   $  0.12    $ (1.04)

                                                                                          ========   ========   ========   ========

Comprehensive Income
      During 1998, we adopted FASB's Statement of Financial Accounting
Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income (loss) and reflected instead in equity. A summary of comprehensive income (loss) follows (in thousands):

                                                                                           Three Months Ended     Six Months Ended
                                                                                                June 30,              June 30,
                                                                                          -------------------   -------------------
                                                                                            1999       1998       1999      1998
                                                                                          --------   --------   --------   --------
Net income (loss)..................................................................        $   878    $(1,616)   $ 1,724    $(3,502)
Unrealized gain (loss) on short-term investments...................................             (3)         -         (1)         -
Foreign currency translation adjustment............................................              3          -          3          -
                                                                                          --------   --------   --------   --------
Comprehensive income (loss)........................................................       $    878   $ (1,616)  $  1,726   $ (3,502)
                                                                                          ========   ========   ========   ========

Segment Information
      Effective January 1, 1998, we adopted FASB's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded FASB's Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way public companies report information about operating segments in financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Our management has organized its business in a single operating segment, the marketing and sale of software products for developing, administering, viewing and distributing reports in both client server and Internet environment. We sell and support our products domestically and internationally. Further, we derive the vast majority of our revenue from our operations in the United States.

Accounting for Derivative Instruments
      In June 1998, the FASB issued Statement of Financial Accounting Standards 133, oAccounting for Derivative Instruments and Hedging Activitieso ("SFAS 133") which will be effective for our fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivativeAEs fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe that the adoption of SFAS 133 will not have a material effect on the financial statements.

Acquisition
      In June 1999, we acquired all of the outstanding stock of Actuate Holding, B.V. ("BV") for cash. The total purchase price was $9.6 million, representing a payment of $6.0 million in cash and the assumption of net liabilities and direct merger costs of $3.6 million. The acquisition was accounted for as a purchase. The results of operations of BV and the estimated fair value of assets acquired and liabilities assumed are included in our financial statements from the date of acquisition. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years.

      The following unaudited pro-forma financial information assumes the acquisition occurred at the beginning of the periods in which the acquisition took place and, for comparative purposes, at the beginning of the immediately preceding year. These results have been prepared for information purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisition been made as discussed above. In addition, they are not intended to be a projection of future results (in thousands):


                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------

Revenues..............................................     $ 19,712    $  9,179
Net loss .............................................     $   (608)   $ (5,652)
Net loss per share....................................     $  (0.05)   $  (1.68)

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



Overview

      Actuate Corporation is a leading provider of e.Reporting solutions that automate the creation and delivery of structured, personalized content, providing tens of thousands of users with instant access to high-resolution, customized business information that is seamlessly integrated into a company's e.Business Web site.

      We sell our software products directly to end user customers through our direct sales force and through indirect channel partners such as e.Business and enterprise application vendors, resellers and distributors. e.Business application vendors generally integrate our products with their applications and either embed them into their products or resell them with their products. Our other indirect channel partners resell our software products to end user customers. We sell our products outside the United States primarily through our European subsidiaries and other distributors. Our revenues are derived primarily from license fees for software products and, to a lesser extent, fees for services relating to such products, including software maintenance and support, training and consulting. We were incorporated in California in November 1993 and reincorporated in Delaware in July 1998. Our principal executive offices are located at 999 Baker Way, Suite 200, San Mateo, California 94404 and our telephone number is 650-425-2300.

Results of Operations

      The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.


                                                                                          Three Months Ended     Six Months Ended
                                                                                                June 30,              June 30,
                                                                                        --------------------   -------------------
                                                                                            1999       1998       1999      1998
                                                                                         --------   --------   --------   --------
Revenues:
 License fees...................................................................               76%        81%        78%        80%
 Services.......................................................................               24         19         22         20
                                                                                         --------   --------   --------   --------
    Total revenues..............................................................              100        100        100        100
                                                                                         --------   --------   --------   --------
Cost of revenues:
 License fees...................................................................                2          5          3          6
 Services.......................................................................               12         17         12         17
                                                                                         --------   --------   --------   --------
    Total cost of revenues......................................................               14         22         15         23
                                                                                         --------   --------   --------   --------
Gross profit....................................................................               86         78         85         77
                                                                                         --------   --------   --------   --------
Operating expenses:
  Sales and marketing...........................................................               44         59         44         62
  Research and development......................................................               23         40         24         41
  General and administrative....................................................                8         13          8         14
  Amortization of goodwill and other purchased intangibles
   and merger related costs.....................................................                4          -          2          -
                                                                                         --------   --------   --------   --------
    Total operating expenses....................................................               79        112         78        117
                                                                                         --------   --------   --------   --------
Income (loss) from operations...................................................                7        (34)         7        (40)
Equity in losses of affiliate...................................................               (1)         -          -          -
Interest and other income, net..................................................                4          -          4          -
Provision for income taxes......................................................                1          -          1          -
                                                                                         --------   --------   --------   --------
Net income (loss)...............................................................                9%       (34)%       10%      (40)%
                                                                                         ========   ========   ========   ========

Revenues

      Total revenues increased 109% from $4.7 million for the quarter ended June 30, 1998 to $9.8 million for the quarter ended June 30, 1999. Total revenues increased 107% from $8.8 million for the six months ended June 30, 1998 to $18.1 million for the six months ended June 30, 1999. Sales outside the United States accounted for 3% and 12% of total revenues for the second quarter of 1998 and 1999, respectively, and 4% and 12% of total revenues for the six months ended June 30, 1998 and 1999, respectively. Revenues generated by our European subsidiary subsequent to the acquisition date of June 18, 1999 were not significant in the consolidated financial results.

      License fees. Revenues from license fees increased 97% $3.8 million for the second quarter of 1998 to $7.5 million for the second quarter of 1999. Revenues from license fees increased 101% from $7.0 million for the six months ended June 30, 1998 to $14.1 million for the six months ended June 30, 1999. The increase in license fees was primarily due to increased sales to new customers and to a lesser extent increased follow-on sales to existing customers resulting from the expansion of our direct sales organization and increased acceptance of the Actuate Reporting System.

      Services. Service revenues increased 166% from $0.9 million for the second quarter of 1998 to $2.3 million for the second quarter of 1999. Service revenues increased 130% from $1.8 million in the six months ended June 30, 1998 to $4.0 million for the six months ended June 30, 1999. The increase in service revenues was primarily due to the increases in installed base of customers receiving ongoing maintenance and support and, to a lesser extent, increases in consulting revenues related to increases in demand for our consulting services.

Cost of revenues

      License fees. Cost of license revenues consists primarily of production and packaging costs, personnel and related costs, and facility costs. Cost of license revenues decreased from $251,000, or 7% of revenues from license fees, for the second quarter of 1998 to $198,000, or 3% of revenues from license fees, for the second quarter of 1999. Cost of license revenues decreased from $531,000, or 8% of revenues from license fees, for the six months ended June 30, 1998 to $452,000, or 3% of revenues from license fees, for the six months ended June 30, 1999. The decreases in absolute dollars and as a percentage of revenues were primarily due to a reduction of facilities allocation costs. We expect cost of license revenues to increase in absolute dollars and as a percentage of revenues from license fees in future periods due to new product releases, new packaging of our products and printing costs associated with revised documentation materials.

      Services. Cost of service consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of service increased from $799,000, or 91% of revenues from service fees, for the second quarter of 1998 to $1.2 million, or 53% of revenues from service fees, for the second quarter of 1999. Cost of service also increased from $1.5 million, or 87% of revenues from service fees, for the six months ended June 30, 1998 to $2.2 million, or 55% of revenues from service fees, for the six months ended June 30, 1999. The increase in absolute dollars was due primarily to the increase in the number of customer support personnel resulting from continued expansion of our support services organization. Cost of service of our European subsidiary from the date of acquisition was included and was not significant. The decline as a percentage of service revenues was due to service revenues increasing at a faster rate than cost of services. We expect that cost of services will continue to increase in absolute dollars in future periods due to the inclusion of cost of service of our European subsidiary and as we continue to hire additional customer support and consulting personnel.

Operating Expenses

      Sales and marketing. Sales and marketing expenses consist primarily of compensation, promotional expenses, travel and entertainment, and facility costs. Sales and marketing expenses increased from $2.8 million, or 59% of total revenues for the second quarter of 1998 to $4.3 million, or 44% of total revenues for the second quarter of 1999. Sales and marketing expenses increased from $5.5 million, or 62% of total revenues for the six months ended June 30, 1998 to $8.0 million, or 44% of total revenues for the six months ended June 30, 1999. The increase in absolute dollars was primarily due to the hiring of additional sales and marketing personnel, higher sales commissions associated with increased revenues and increased marketing program expenses. Sales and marketing expenses of our European subsidiary from the date of acquisition were included and were not significant. The decrease as a percentage of total revenues was due primarily to revenues increasing at a faster rate than sales and marketing expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods due to the inclusion of sales and marketing expenses of our European subsidiary, and as we continue to hire additional sales and marketing personnel, establish additional sales offices and expand international distribution channels and increase promotional activities.

      Research and development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with product development. Research and development expenses increased from $1.9 million, or 40% of total revenues for the second quarter of 1998 to $2.3 million, or 23% of total revenues for the second quarter of 1999. Research and development expenses increased from $3.6 million, or 41% or total revenues for the six months ended June 30, 1998 to $4.3 million, or 24% of total revenues for the six months ended June 30, 1999. The increase in research and development expenses in absolute dollars was primarily due to the hiring of additional engineering personnel. There are no research and development expenses from our European subsidiary as they do not perform such activities. The decrease as a percentage of total revenues was due to revenues increasing at a faster rate than research and development expenses. We believe that a significant level of investment for research and development is essential to maintain product and technical leadership and we anticipate that we will continue to devote substantial resources to research and development and that these expenses will increase in absolute dollars in future periods.

      General and administrative. General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal and accounting expenses and amortization of deferred compensation related to certain stock option grants. General and administrative expenses increased from $628,000, or 13% of total revenues for the second quarter of 1998 to $760,000, or 8% of total revenues for the second quarter of 1999. General and administrative expenses increased from $1.2 million, or 14% of total revenues for the six months ended June 30, 1998 to $1.5 million, or 8% of total revenues for the six months ended June 30, 1999. The increase in general and administrative expenses in absolute dollars was due primarily to increased personnel and related costs and professional fees necessary to manage and support our growth. General and administrative expenses of our European subsidiary from the date of acquisition were included and were not significant. We believe that general and administrative expenses will increase in absolute dollars in future periods due to the inclusion of general and administrative expenses of our European subsidiary and as we continue to expand our facilities and personnel staff to meet our growing operations.

      Amortization of goodwill and other purchased intangibles and merger related costs. In June 1999, we acquired all of the outstanding stock of Actuate Holding, B.V. ("BV") for cash. The total purchase price was $9.6 million, representing a payment of $6.0 million in cash and the assumption of net liabilities and direct merger cots of $3.6 million. The acquisition was accounted for as a purchase. In the second quarter of 1999, we recorded a charge of $368,000 for merger costs and amortization of goodwill and other purchased intangibles. Goodwill and other purchased intangibles arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years.

Interest and Other Income, Net

      Interest and other income, net, is comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three and six months ended June 30, 1998 was $14,000 and $36,000, respectively, as compared with interest and other income, net of $359,000 and $760,000 for the three and six months ended June 30, 1999. The increase was due primarily to the interest earned on the investment of the proceeds from our initial public offering that was consummated on July 17, 1998.

Provision for Income Taxes

      In the three and six-month periods ended June 30, 1999, we recorded an income tax provision of $110,000 and $225,000, respectively. The effective tax rate used is based on our current estimates and forecasts of our taxable income in multiple domestic and foreign jurisdictions. The estimated annual effective tax rate is relatively sensitive to the results of operations in various jurisdictions, and because actual results may differ from such projections in future periods, the actual effective tax rate could differ materially from this estimate.

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

      As of June 30, 1999, we had cash and cash equivalents of $16.0 million and short-term investments of $9.4 million in highly liquid, high quality debt securities and a certificate of deposit classified as available-for-sale. Our bank line of credit expired on May 25, 1999. We had no borrowings under this line of credit and there is no immediate plan to secure credit facilities.

      Net cash provided by operating activities was $2.6 million in the six months ended June 30, 1999, compared to net cash used in operating activities of $1.7 million in the six months ended June 30, 1998. For the six months ended June 30, 1999, cash provided by operating activities was due primarily to earnings plus non-cash expenses, increases in deferred revenues, accounts payable and other accrued liabilities that were partially offset by increases in accounts receivable. Net cash used in operating activities in the six months ended June 30, 1998 was due primarily to losses for the period.

      From December 31, 1998 to June 30, 1999, deferred revenue increased by approximately $2.9 million to $10.7 million. The increase was due primarily to signing of several agreements with contractual obligations to deliver future specified products. SOP 97-2 requires us to defer the revenue from these agreements until product delivery. We expect that deferred revenue will decline in future periods in which we deliver the specified products.

      Net cash used in investing activities was $261,000 and $9.0 million in the six months ended June 30, 1998 and 1999, respectively. For the six months ended June 30, 1999, net cash used in investing activities was primarily due to the acquisition of our European distributors, and to a lesser extent, the purchase of property and equipment that was partially offset by the maturity of short-term investments. For the 1998 period, net cash was used primarily for the purchase of property and equipment.

      Net cash provided by financing activities was $46,000 and $619,000 in the six months ended June 30, 1998 and 1999, respectively. For the six months ended June 30, 1998, net cash provided by financing activities was primarily from the proceeds from the exercises of common stock under the stock option plans. For the six months ended June 30, 1999, net cash provided by financing activities was primarily from the proceeds from stock purchased under the employee stock purchase plan.

      We believe that current cash balances and any cash generated from operations and from available debt financing, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the acquisition of our Japanese distributor, or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

Year 2000 Compliance

      Many existing computer systems and computer programs use only two digits to identify a year. These systems and programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer systems and software applications could fail or create erroneous results before, at or beyond the year 2000. We are currently taking steps to address Year 2000 readiness in three areas, (i) our products; (ii) our internal systems (including information technology systems such as financial systems and non-information technology systems such as the phone system) and
(iii) third party vendors with whom we have a business relationship.

      Our Year 2000 readiness plan consists of four phases. Phase One (inventory) consists of identifying all of our systems, products and relationships that may be impacted by Year 2000. Phase Two (assessment) involves determining our current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing the areas that need to be fixed based on the importance to our operations. Phase Three (remediation) will consist of developing a plan to make those areas identified in the assessment phase Year 2000 ready and implementing such plan. Phase Four (testing) will consist of testing and validation of Year 2000 readiness for certain mission critical areas as determined by us. We are currently in the testing phase with respect to our products and will continue Year 2000 testing of our products during 1999. We are currently in the inventory and assessment phase for our internal systems and our third party vendors. We plan on completing remediation for any material weaknesses discovered in these two areas by December 31, 1999. At this time, we have not yet developed a contingency plan to address situations that may result if our products, our internal systems or our vendors are unable to achieve year 2000 readiness. The cost of developing and implementing such a plan, if necessary, could be material.

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

RISK FACTORS

      Actuate operates in a rapidly changing environment that involves numerous risks and uncertainties. You should carefully consider the following risk factors before making an investment decision. The risks described below are not the only ones facing us. Additional risks that we do not yet know of or that we currently think are immaterial may also harm our business operations. If any of the following risks actually occur, our business, operating results or financial condition would be harmed and the trading price of our common stock could decline. You should also refer to the other information set forth in this Report on Form 10-Q, including managementAEs discussion and analysis of financial condition and results of operations and the financial statements and the notes thereto.

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

      Our limited operating history and the susceptibility of our operating results to significant fluctuations makes any prediction of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

      -     demand for our products
      -     the size and timing of significant orders for our products
      -     sales cycles of our indirect channel partners
      -     changes in pricing policies by us or our competitors
      - changes in our level of operating expenses and our ability to control costs
      -     budgeting cycles of our customers
      - ability to make new products commercially available in a timely manner
      -     defects in our products and other product quality problems
      -     failure to meet hiring needs and unexpected personnel changes
      -     the management and expansion of our international operations
      -     changes in our sales incentive plans
      - continued successful relationships and the establishment of new relationships with e.Business and enterprise application vendors
      - the impact of consolidation by competitors and indirect channel partners
      - general domestic and international economic and political conditions
      -     the Year 2000 problem

      Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Furthermore, several factors may require us, in accordance with GAAP, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

      - whether the license agreement includes both software products that are then currently available and software products or other enhancements that are still under development
      - whether the license agreement relates entirely to then currently undeliverable software products
      - whether the license agreement includes non-standard acceptance criteria that may preclude revenue recognition prior to customer acceptance

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

      We incurred net losses of $3.2 million, $7.2 million and $6.1 million in fiscal 1998, 1997 and 1996, respectively. As of June 30, 1999, we had an accumulated deficit of approximately $18.4 million. Given our history of losses, we may not have revenue growth or profitability on a quarterly or annual basis in the future. While we achieved significant quarter-to-quarter revenue growth in fiscal 1997 and 1998 and during the first half of 1999, our revenues may not increase in future periods. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. We intend to increase our operating expenses significantly in future periods. As a result, we will need to generate significant additional revenues to achieve and maintain profitability.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP RELATIONSHIPS WITH E.BUSINESS AND ENTERPRISE APPLICATION VENDORS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

      To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as e.Business and enterprise application vendors, resellers and distributors. Our revenues from license fees resulting from sales through indirect channel partners in the first half of 1999 and in fiscal 1998 and 1997 were approximately 46%, 41% and 38%, respectively. Our ability to achieve significant revenue growth in the future will depend in large part on our success in expanding our sales force and in further establishing and maintaining relationships with e.Business and enterprise application vendors, resellers and distributors. In particular, a significant element of our strategy is to embed our technology in products offered by e.Business and enterprise application vendors for resale to such vendorsAE customers and end users. We intend to seek additional distribution arrangements with other e.Business and enterprise application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our e.Business and enterprise application vendors experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

      Although we are currently investing, and plan to continue to invest, significant resources to expand and develop relationships with e.Business and enterprise application vendors, resellers and distributors, we have at times experienced and continue to experience difficulty in establishing these relationships. If we are unable to successfully expand our distribution channels, secure license agreements with additional e.Business and enterprise application vendors on commercially reasonable terms, or extend existing license agreements with existing e.Business and enterprise application vendors, resellers and distributors on commercially reasonable terms our operating results would be harmed. Any inability by us to maintain existing or establish new relationships with indirect channel partners or, if such efforts are successful, a failure of our revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm our business, operating results and financial condition.

IF THE MARKET FOR WEB BASED REPORTING SOFTWARE DOES NOT GROW AS WE EXPECT OUR BUSINESS WOULD BE SERIOUSLY HARMED.

      The market for web based reporting software products is still emerging and we cannot be certain that it will continue to grow or that, even if the market does grow, businesses will adopt our products. If the market for web based reporting products fails to grow or grows more slowly than we expect, our business, operating results and financial condition would be harmed. To date, all of our revenues have been derived from licenses for our reporting software and related products and services, and we expect this to continue for the foreseeable future. We have spent, and intend to continue to spend, considerable resources educating potential customers and indirect channel partners about web based reporting and our products. However, if such expenditures do not enable our products to achieve any significant degree of market acceptance our business, operating results and financial condition would be harmed.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

      The market in which we compete is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in five principal forms:

      - direct competition from current or future vendors of reporting solutions such as Seagate Software, Inc. (a division of Seagate Technology, Inc.) and Brio Technology, Inc.
      - indirect competition from vendors of OLAP and query tools such as Hyperion Solutions Corp., Business Objects S.A., Cognos, Inc. and Microsoft that integrate reporting functionality with such tools
      - indirect competition from enterprise application vendors such as SAP and Oracle, to the extent they include reporting functionality in their applications
      - competition from e.Business software vendors and Web development tool vendors
      - competition from the information systems departments of current or potential customers that may develop reporting solutions internally which may be cheaper and more customized than our products

      Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than us. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to leverage significant installed customer bases. These companies could integrate competing enterprise reporting software with their products, resulting in a loss of market share for us. We expect additional competition as other established and emerging companies enter the web based reporting software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

      Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the reporting needs of our prospective customers. For example in August 1999, Brio Technology, Inc. completed its acquisition of our competitor SQRIBE Technologies, Inc. Also current or future indirect channel partners have in the past, or may in the future, establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could harm our ability to obtain revenues from license fees from new or existing customers, and service revenues from existing customers on terms favorable to us. If we are unable to compete successfully against current and future competitors our business, operating results and financial condition would be harmed.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

      The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. Any of these factors can render existing products obsolete and unmarketable. We believe that our future success will depend in large part on our ability to support current and future releases of popular operating systems, databases and e.Business and enterprise software applications, to timely develop new products that achieve market acceptance, and to meet an expanding range of customer requirements. If the announcement or introduction of new products by us or our competitors or any change in industry standards causes customers to defer or cancel purchases of existing products our business, operating results and financial condition would be harmed. As a result of the complexities inherent in web based reporting, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of our products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. If we fail to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, our business, operating results and financial condition may be harmed.

IF WE DO NOT RELEASE ACTUATE E.REPORTING SUITE 4 IN A TIMELY MANNER OR IF E.REPORTING SUITE 4 FAILS TO ACHIEVE MARKET ACCEPTANCE OUR BUSINESS COULD BE SERIOUSLY HARMED.

      We currently expect to release Actuate e.Reporting Suite 4 (Actuate 4) in the fourth quarter of 1999. Actuate 4 is a new version of our product that contains numerous enhancements and improvements that we believe will allow our product to become an integral part of any e.Business web site. We believe that our future success will depend in large part on the success of Actuate 4. Prior to the release of Actuate 4, the product must undergo a long development and testing period. In the event the development and testing of Actuate 4 takes longer than expected, the release of the product will be delayed. If we fail to release Actuate 4 in the fourth quarter of 1999 our business, operating results and financial condition may be harmed. In addition, if Actuate 4 does not achieve market acceptance our business, operating results and financial condition may be harmed.

BECAUSE THE SALES CYCLES OF OUR PRODUCTS ARE LENGTHY AND VARIABLE, OUR QUARTERLY RESULTS MAY FLUCTUATE.

      The purchase of our products by our end user customers for deployment within a customerAEs organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer's internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations. The sales cycle for an initial order of our products is typically 3 to 6 months and the sales cycle associated with a follow-on large scale deployment of our products typically extends for another 6 to 9 months or longer. We may experience longer sales cycles in the future. Additionally, sales cycles for sales of our products to e.Business and enterprise application vendors tend to be longer, ranging from 6 to 24 months or more and involve convincing the vendorAEs entire organization that our products are the appropriate reporting solution for the vendor's application. This time period does not include the sales and implementation cycles of such vendors' own products, which are typically significantly longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end user customers or our indirect channel partners, could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

IF WE FAIL TO EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE HARMED.

      During the first half of 1999 and during fiscal 1998 and 1997, we derived 13%, 6% and 2% of our total revenues, respectively, from sales outside the United States. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside the United States and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

THERE ARE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD HARM OUR BUSINESS.

      In June 1999, we acquired Actuate Holding BV (Actuate BV). Actuate BV has three operating subsidiaries located in the United Kingdom, France and Germany whose sole business purpose is the marketing, sale and distribution of our software products. We have very limited experience in the management of international operations. We also have a number of other distributors located worldwide. International operations are subject to a number of risks including the following:

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

      Because substantially all of our international revenues and costs to date, with the exception of sales in Japan, have been denominated to date in U.S. dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, and result in a reduction in sales and profitability in that country. We believe that an increasing portion of our revenues and costs will be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Any of the foregoing factors could harm our business, operating results and financial condition. Although we may from time to time undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, we currently do not attempt to cover any foreign currency exposure. If we are not successful in any future foreign exchange hedging transactions that we engage in, our business, operating results and financial condition could be harmed.

TO MANAGE OUR GROWTH AND EXPANSION, WE NEED TO IMPROVE AND IMPLEMENT OUR SYSTEMS, PROCEDURES AND CONTROLS. IF WE ARE UNABLE TO DO SO SUCCESSFULLY, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

      Our rapid expansion in the number of employees and the scope of operations has placed and will continue to place, a significant strain on our management, information systems and resources. In addition, we expect that an expansion of our international operations will lead to increased financial and administrative demands associated with managing our operations in Europe and managing an increasing number of relationships with foreign partners and customers and expanded treasury functions to manage foreign currency risks. Our future operating results will also depend on our ability to further develop indirect channels and expand our support organization to accommodate growth in our installed base. If we fail to manage our expansion effectively our business, operating results and financial condition would be harmed.

OUR INABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM OUR BUSINESS.

      From January 1997 through June 1999, we increased our headcount from 38 to 199 full-time employees. Furthermore, significant increases in the number of employees are anticipated during the remainder of 1999. In particular, we currently plan to significantly expand the number of employees in sales, customer support and marketing. Our success depends to a significant degree upon the efforts of certain key management, sales, customer support and research and development personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have experienced and will continue to experience difficulty in recruiting qualified personnel, particularly in the San Francisco

Bay Area, where the employment market for qualified sales, marketing and engineering personnel is extremely competitive.

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

THERE ARE RISKS ASSOCIATED WITH THE SOFTWARE INDUSTRY

      The software industry has historically experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions during which management information systems budgets often decrease. Such a change in economic conditions could result in a slow down of the purchase of web based reporting products. If this occurs, our business, operating results and financial condition may in the future reflect substantial fluctuations from period to period as a consequence of buying patterns and general economic conditions in the software industry.

THERE ARE RISKS ASSOCIATED WITH THE POTENTIAL ACQUISITION OF OUR JAPANESE DISTRIBUTOR

      In June 1999 we acquired approximately 8% of the outstanding shares in our Japanese distributor from one of the distributorAEs shareholders for approximately $168,000 in cash. We currently own approximately 17% of our Japanese distributor and are a party to an agreement with our Japanese distributor and its other shareholders under which we are likely to (and under certain circumstances, would bear substantial financial penalties if we did not) acquire all the outstanding shares of such distributor at some point in the future. Such an acquisition could be triggered by the shareholders of the Japanese distributor at their discretion. The purchase price for such acquisition would be based on a contractual formula in effect on the date of such acquisition. The purchase price could be paid in shares of our common stock, which may have the effect of diluting existing stockholders and adversely affecting the price of our common stock or in cash, reducing the available cash for working capital and other purposes. We believe that any such acquisition will be accounted for by us as a "purchase" transaction (as opposed to a pooling of interests). This accounting treatment could cause us to recognize substantial goodwill and other intangible asset amortization charges in the quarters and fiscal years immediately following the date on which such an acquisition is effected. If the acquisition is accounted for as a "purchase" transaction, it could harm our reported earnings per share during the periods in which we record the amortization of intangible assets acquired. Finally, any such acquisition would require substantial management attention, impose costs on us associated with integrating the acquired entities, require us to coordinate sales and marketing efforts with the acquired companies and subject us to additional, and potentially substantial, regulation as an owner of foreign subsidiaries. Any of these factors could harm our business, operating results and financial condition.

WE MAY BE ADVERSELY IMPACTED IF OUR PRODUCTS, INTERNAL SYSTEMS AND VENDORS OR THE PRODUCTS OF OUR INDIRECT CHANNEL PARTNERS ARE NOT YEAR 2000 READY.

      Any failure of our products, internal systems or third party vendorsAE systems to be Year 2000 ready would harm our business. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates for 20th century dates. As a result, computer systems and/or software products used by many companies may need to be upgraded to solve this problem. Although we are dedicating resources toward attaining Year 2000 readiness, our efforts may not be successful. For example, during testing of our products to validate Year 2000 readiness, we have discovered Year 2000 related errors in certain products, which have not compromised the usability or basic functionality of the products. We cannot be certain that we will not discover additional Year 2000 errors or defects. Our failure to make our products Year 2000 ready could result in a decrease in sales of our products, an increase in the allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

      To the extent our products are embedded or bundled with other companies' products that are not Year 2000 ready, we could be exposed to litigation from such companies' customers, and our reputation in the marketplace and indirect sales of our products by our indirect channel partners could be harmed. In addition, the failure of our internal systems or third party vendors' systems to be Year 2000 ready could prevent the us from manufacturing or shipping products, providing customer support and completing transactions, all of which could harm our business, operating results and financial condition. We are currently inventorying and assessing the Year 2000 readiness of our internal systems and vendors. We currently plan on completing remediation for any material weaknesses in these two areas by December 31, 1999. We currently do not have a Year 2000 contingency plan for any area and the cost of implementing a contingency plan could be material.

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

IF THE PROTECTION OF OUR PROPRIETARY RIGHTS IS INADEQUATE, OUR BUSINESS WILL BE SERIOUSLY HARMED.

      We have two issued U.S. patents and we rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to shrink-wrap or signed license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, we seek to avoid disclosure of our intellectual property, including requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

      To date, we have not been notified that our products infringe the proprietary rights of third parties, but we cannot be certain that third parties will not claim infringement by us with respect to current or future products. We expect web based reporting software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business, operating results and financial condition.

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

EXISTING STOCKHOLDERS CAN EXERCISE SIGNIFICANT CONTROL OVER ACTUATE.

      As of June 30, 1999, our executive officers and directors and their affiliates in the aggregate beneficially owned approximately 49% of our outstanding common stock, assuming no exercise of outstanding stock options. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of Actuate.

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

      From August 1, 1998 to June 30, 1999, we used such net offering proceeds, in direct or indirect payments to others, as follows:

      Manufacturing, sales, marketing and administrative infrastructure                                               $  16,370,000
      Research and development activities                                                                                 7,565,000
      Purchase of machinery and equipment and software                                                                      965,000
      Acquisition of European distributors                                                                                6,000,000
                                                                                                                     --------------
      Total                                                                                                          $   30,900,000
                                                                                                                     ==============

      Each of these amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.
Item 4.  Submission of Matters to a vote of Security Holders

      At our Annual Meeting of Stockholders held on May 20, 1999, our stockholders approved the following items:


1.        The election of the following individuals as directors of the Company.

                                                                                                                       Authority
                                                                                                           For         Withheld
                                                                                                           ---         ---------
 Nicolas C. Nierenberg.....................................................................           10,790,098         2,620
 Peter I. Cittadini........................................................................           10,790,098         2,620
 James W. Breyer...........................................................................           10,790,098         2,620
 Arthur C. Patterson.......................................................................           10,790,098         2,620
 Nancy J. Schoendorf.......................................................................           10,789,098         3,620
 Steven D. Whiteman........................................................................           10,790,198         2,520

2. The approval of the amendment to the Company's Certificate of Incorporation to change the Company's name to Actuate Corporation.

      For:  10,780,993         Against:  8,050          Abstain:  3,675

3. The ratification of the appointment of Ernst & Young LLP, Independent Auditors as the Company's independent public accountants for the fiscal year ending December 31, 1999.

      For:  10,790,753         Against:  900            Abstain:   1,065


Item 6.    Exhibits and Reports on Form 8-K
     (a)   Exhibits:

           27.1         Financial Data Schedule

     (b)   Reports on Form 8-K:

           None.

                                   Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 1999.

                                          Actuate Corporation
                                          (Registrant)



                                          By:   /s/  DANIEL A.GAUDREAU

                                          ------------------------------------
                                          Daniel A. Gaudreau

                                          Chief Financial Officer, Senior Vice
                                          President of Finance (Principal
                                          Financial and Accounting Officer)

ACTUATE CORPORATION

                               INDEX OF EXHIBITS

EXHIBIT #           EXHIBIT TITLE
--------            -------------
    27.1            Financial Data Schedule--June 30, 1999