Form 10-Q
period 1999-09-30
ACTUATE CORP
filed 1999-11-03
CIK 1062478

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


                           999 Baker Way, Suite 200
                          San Mateo, California 94404
                                (650) 425-2300
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)
                                ______________
Former name, former address and former fiscal year, if changed since last
report:   None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes    X       No
                                         -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Title of Class                  Outstanding as of September 30, 1999
           --------------                  -------------------------------------
Common Stock, par value $.001 per share                 13,855,962

                              Actuate Corporation

                               Table of Contents

PART 1 - FINANCIAL INFORMATION
  Item 1.  Financial Statements:
     Condensed Consolidated Balance Sheets as of September 30, 1999 and
       December 31, 1998.....................................................................   3

     Condensed Consolidated Statements of Operations for the three months
       and nine months ended September 30, 1999 and 1998.....................................   4

     Condensed Consolidated Statements of Cash Flows for the nine months ended
       September 30, 1999 and 1998...........................................................   5

     Notes to Condensed Consolidated Financial Statements....................................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................................   9

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................................   25

  Item 6.  Exhibits and Reports on Form 8-K .................................................   25

  Signature .................................................................................   26


                         Part I.  Financial Information
                         ------------------------------
Item 1.  Financial Statements

                              ACTUATE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               September 30,
                                                                                   1999            December 31,
                                                                                (unaudited)         1998   (1)
                                                                              --------------      ------------
                                ASSETS
Current assets:
  Cash and cash equivalents ...............................................       $ 16,099         $  21,808
  Short-term investments  .................................................          7,601            10,922
  Accounts receivable, net  ...............................................         14,186             5,050
  Other current assets  ...................................................            959               400
                                                                                  ---------        ---------
Total current assets  .....................................................         38,845            38,180
Property and equipment, net  ..............................................          2,034             1,405
Goodwill and other purchased intangible assets, net  ......................          8,962                 -
Other assets  .............................................................            396               213
                                                                                  ---------        ---------
                                                                                  $ 50,237          $ 39,798
                                                                                  =========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  .......................................................       $  2,709        $    1,210
  Accrued compensation  ...................................................          1,974             1,293
  Other accrued liabilities  ..............................................          4,266             3,393
  Deferred revenue  .......................................................         11,193             7,868
                                                                                  ---------        ---------
Total current liabilities  ................................................          20,142           13,764
                                                                                  ---------        ---------
Stockholders' equity:
  Common stock  ...........................................................             14                14
  Additional paid-in capital ..............................................         47,672            46,592
  Note receivable from officer ............................................            -                 (40)
  Deferred stock compensation .............................................           (157)             (393)
  Cumulative translation adjustment  ......................................             45                 -
  Accumulated deficit .....................................................        (17,479)          (20,139)
                                                                                  ---------        ---------
Total stockholders' equity  ...............................................         30,095            26,034
                                                                                  ---------        ---------
                                                                                  $ 50,237         $  39,798
                                                                                  =========        ==========

(1) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTUATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                  September 30,
                                                             -----------------------        -----------------------
                                                               1999           1998            1999           1998
                                                             --------       --------        --------       --------
Revenues:
  License fees..........................................     $  9,047       $  4,978        $ 23,135       $ 11,987
  Services..............................................        3,460          1,023           7,498          2,777
                                                             --------       --------        --------       --------

     Total revenues.....................................       12,507          6,001          30,633         14,764
                                                             --------       --------        --------       --------
Operating expenses:
  Cost of license fees..................................          252            288             704            819
  Cost of services......................................        1,723            787           3,927          2,316
  Sales and marketing...................................        5,749          2,968          13,784          8,435
  Research and development..............................        2,475          1,900           6,811          5,474
  General and administrative............................          958            626           2,450          1,826
  Amortization of goodwill and other purchased
   intangibles and merger related costs.................          619              -             987              -
                                                             --------       --------        --------       --------
     Total operating expenses...........................       11,776          6,569          28,663         18,870
                                                             --------       --------        --------       --------
Income (loss) from operations...........................          731           (568)          1,970         (4,106)
Interest and other income, net..........................          317            304           1,027            340
                                                             --------       --------        --------       --------
Income (loss) before income taxes.......................        1,048           (264)          2,997         (3,766)
Provision for income taxes..............................          112              -             337              -
                                                             --------       --------        --------       --------
Net income (loss).......................................     $    936       $   (264)       $  2,660       $ (3,766)
                                                             ========       ========        ========       ========
Basic income (loss) per share...........................     $   0.07       $  (0.02)       $   0.20       $  (0.64)
                                                             ========       ========        ========       ========
Shares used in basic per share calculation..............       13,485         11,043          13,495          5,920
                                                             ========       ========        ========       ========
Diluted income (loss) per share.........................     $   0.06       $  (0.02)       $   0.18       $  (0.64)
                                                             ========       ========        ========       ========
Shares used in diluted per share calculation............       14,959         11,043          14,825          5,920
                                                             ========       ========        ========       ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTUATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                  --------------------------------
                                                                                    1999                    1998
                                                                                  --------                --------
Operating activities
Net income (loss).........................................................        $  2,660                $ (3,766)
Adjustment to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
    Amortization of deferred compensation.................................              76                     236
    Amortization of goodwill and other purchased
     intangibles..........................................................             683                       -
    Depreciation..........................................................             715                     169
    Loss on disposal of fixed assets......................................               -                      70
    Changes in operating assets and liabilities:
       Accounts receivable................................................          (9,136)                 (1,764)
       Other current assets...............................................            (559)                   (372)
       Accounts payable...................................................           1,499                      93
       Accrued compensation...............................................             681                      81
       Other accrued liabilities..........................................             873                   2,052
       Deferred revenue...................................................           3,325                   1,287
                                                                                  --------                --------
Net cash provided by (used in) operating activities.......................             817                  (1,914)
                                                                                  --------                --------
Investing activities
Purchases of property and equipment.......................................          (1,344)                   (482)
Purchases of short-term investments.......................................          (2,601)                 (3,000)
Proceeds from maturity of short-term investments..........................           5,922                     290
Acquisition of Actuate Holding, B.V., net of cash assumed.................          (9,645)                      -
Net change in other assets................................................            (183)                   (312)
                                                                                  --------                --------
Net cash used in investing activities.....................................          (7,851)                 (3,504)
                                                                                  --------                --------
Financing activities
Proceeds from issuance of common stock....................................           1,280                  31,061
Payments on capital lease obligations.....................................               -                    (249)
                                                                                  --------                --------
Net cash provided by financing activities.................................           1,280                  30,812
                                                                                  --------                --------
Net increase (decrease) in cash and cash equivalents......................          (5,754)                 25,394
Effect of foreign exchange rate changes on cash...........................              45                       -
Cash and cash equivalents at the beginning of the period..................          21,808                   2,901
                                                                                  --------                --------
Cash and cash equivalents at the end of the period........................        $ 16,099                $ 28,295
                                                                                  ========                ========
Supplemental disclosure of cash flow information
Interest paid.............................................................        $     56                $     22
                                                                                  ========                ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTUATE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Summary of Significant Accounting Policies

Basis of Presentation
     On June 18, 1999, Actuate Corporation completed the acquisition of Actuate Holding, B.V. ("BV"). The acquisition was accounted for under the purchase method of accounting. In accordance with the purchase method of accounting, the Condensed Consolidated Statements of Operations include BV's operating results from the date of acquisition.

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

     The interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 12, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of operating results for the full fiscal year.

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

  License arrangements with e.Business application vendors, resellers and distributors generally take the form of either (a) fixed price arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and sublicensing of the licensed software for a specified term and pursuant to which license fee revenue is deferred and recognized on a straight-line basis over the term of the license agreement or (b) arrangements pursuant to which a royalty is paid to us and is recognized as revenue based on the sell-through of our software.

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

     Potential common shares of 655,879 and 563,771, using the treasury stock method, were not included in the computation of diluted loss per share for the three and nine-month periods ended September 30, 1998, respectively, because we incurred a loss in these periods and, therefore, its effect would be antidilutive.

     A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share follows (in thousands, except per share data):

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                            -----------------------        ------------------------
                                                              1999           1998            1999            1998
                                                            --------       --------        --------        --------
Numerator:
  Net income (loss) ..................................      $    936       $   (264)       $  2,660        $ (3,766)
                                                            --------       --------        --------        --------
Denominator:
  Weighted-average common shares outstanding..........        13,836         11,609          13,818           6,546
  Weighted-average shares subject to repurchase.......          (351)          (566)           (323)           (626)
                                                            --------       --------        --------        --------
  Denominator for basic income (loss) per share -
   weighted-average common shares.....................        13,485         11,043          13,495           5,920
  Weighted-average shares subject to repurchase.......           351              -             323               -
  Employee stock options .............................         1,123              -           1,007               -
                                                            --------       --------        --------        --------
Denominator for dilutive income (loss) per share -
 weighted-average common shares and assumed
 conversions .........................................        14,959         11,043          14,825           5,920
                                                            ========       ========        ========        ========
Basic income (loss) per share.........................      $   0.07       $  (0.02)       $   0.20        $  (0.64)
                                                            ========       ========        ========        ========
Diluted income (loss) per share.......................      $   0.06       $  (0.02)       $   0.18        $  (0.64)
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

                                                                Three Months Ended            Nine Months Ended
                                                                  September 30,                 September 30,
                                                              ----------------------       -----------------------
                                                               1999            1998          1999          1998
                                                              ------          ------       -------       --------
  Net income (loss)...................................        $  936          $ (264)      $ 2,660       $ (3,766)
  Unrealized gain on short-term investments...........             3               -             2              -
  Foreign currency translation adjustment.............            42               -            45              -
                                                              ------          ------       -------       --------
  Comprehensive income (loss).........................        $  981          $ (264)      $ 2,707       $ (3,766)
                                                              ======          ======       =======       ========

Recent Pronouncement
     In December 1998, AICPA issued Statement of Position 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions", which amends SOP 98-4, to extend the deferral of application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We have not yet determined the effect of the final adoption of SOP 98-9 or its effect on how we will account for future revenues.

2.  Acquisition
     In June 1999, we acquired all of the outstanding stock of Actuate Holding, B.V. ("BV") for cash. The total purchase price was $9.6 million, representing a payment of $6.0 million in cash and the assumption of net liabilities and direct merger costs of $3.6 million. The acquisition was accounted for as a purchase. The results of operations of BV and the estimated fair value of assets acquired and liabilities assumed are included in our financial statements from the date of acquisition. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years.

     The following unaudited pro forma financial information assumes the acquisition occurred at the beginning of the periods in which the acquisition took place and, for comparative purposes, at the beginning of the immediately preceding year. These results have been prepared for information purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisition been made as discussed above. In addition, they are not intended to be a projection of future results (in thousands):

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 ----------------------
                                                                                   1999          1998
                                                                                 --------      --------
Revenues ......................................................................  $ 32,219      $ 15,658
Net income (loss) .............................................................  $    328      $ (7,217)
Net income (loss) per share ...................................................  $   0.02      $  (1.22)

Commitments and Contingencies
     In August 1999, we entered into an office building lease agreement, as amended, for approximately 64,000 square feet of office space located in South San Francisco, California. We plan to sublease our existing leased facilities and move our corporate headquarters to the South San Francisco facilities in February 2000. In conjunction with the signing of the office building lease, we provided the landlord with a letter of credit in the amount of $2.7 million as security deposit. Minimum lease commitment under the new lease during fiscal 2000, 2001, 2002, 2003, 2004, and thereafter is $1.5 million, $1.8 million, $1,8 million, $1.8 million, $1.9 million $6.1 million, respectively.




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

Overview

     Actuate Corporation is a leading provider of e.Reporting solutions that automate the creation and delivery of structured, personalized content, providing tens of thousands of users with instant access to high-resolution, customized business information that is seamlessly integrated into a company's e.Business website.

     We sell our software products directly to end user customers through our direct sales force and through indirect channel partners such as e.Business application vendors, resellers and distributors. e.Business application vendors generally integrate our products with their applications and either embed them into their products or resell them with their products. Our other indirect channel partners resell our software products to end user customers. We sell our products outside the United States primarily through our European subsidiaries and other distributors. Our revenues are derived primarily from license fees for software products and, to a lesser extent, fees for services relating to such products, including software maintenance and support, training and consulting. We were incorporated in California in November 1993 and reincorporated in Delaware in July 1998. Our principal executive offices are located at 999 Baker Way, Suite 200, San Mateo, California 94404 and our telephone number is 650-425-2300.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                                                 Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                                -----------------------          ----------------------
                                                                  1999           1998              1999          1998
                                                                --------       --------          --------      --------
Revenues:
  License fees...........................................             72%            83%               76%             81%
  Services...............................................             28             17                24              19
                                                                --------       --------          --------        --------
     Total revenues......................................            100            100               100             100
                                                                --------       --------          --------        --------
Cost of revenues:
  License fees...........................................              2              5                 2               5
  Services...............................................             14             13                13              16
                                                                --------       --------          --------        --------
     Total cost of revenues..............................             16             18                15              21
                                                                --------       --------          --------        --------
Gross profit.............................................             84             82                85              79
                                                                --------       --------          --------        --------
Operating expenses:
  Sales and marketing....................................             46             49                45              57
  Research and development...............................             20             32                23              37
  General and administrative.............................              7             10                 8              13
  Amortization of goodwill and other purchased
   intangibles and merger related costs..................              5              -                 3               -
                                                                --------       --------          --------        --------
     Total operating expenses............................             78             91                79             107
                                                                --------       --------          --------        --------
Income (loss) from operations............................              6             (9)                6             (28)

Interest and other income, net...........................              2              5                 4               2
Provision for income taxes...............................              1              -                 1               -
                                                                --------       --------          --------        --------
Net income (loss)........................................              7%            (4)%               9%            (26)%
                                                                ========       ========          ========        ========

Revenues

Total revenues increased 108% from $6.0 million for the quarter ended September 30, 1998 to $12.5 million for the quarter ended September 30, 1999. Total revenues increased 107% from $14.8 million for the nine months ended September 30, 1998 to $30.6 million for the nine months ended September 30, 1999. Sales outside the United States accounted for 10% and 18% of total revenues for the third quarter of 1998 and 1999, respectively, and 6% and 15% of total revenues for the nine months ended September 30, 1998 and 1999, respectively. We expect that revenues from license fees as a percentage of total revenues will remain the same or decrease as our service revenues continue to grow due to increases in the installed base of customers receiving maintenance and our planned expansion of our professional services organization to meet anticipated customer demands for our professional services.

  License fees.   Revenues from license fees increased 82% from $5.0 million for the third quarter of 1998 to $9.0 million for the third quarter of 1999. Revenues from license fees increased 93% from $12.0 million for the nine months ended September 30, 1998 to $23.1 million for the nine months ended September 30, 1999. The increase in license fees in absolute dollars was primarily due to increased sales to new customers and to a lesser extent increased follow-on sales to existing customers resulting from the expansion of our direct sales organization and increased acceptance of the Actuate e.Reporting System.

  Services.   Service revenues increased 238% from $1.0 million for the third quarter of 1998 to $3.5 million for the third quarter of 1999. Service revenues increased 170% from $2.8 million in the nine months ended September 30, 1998 to $7.5 million for the nine months ended September 30, 1999. The increase in service revenues was primarily due to the increases in installed base of customers receiving ongoing maintenance and support and, to a lesser extent, increases in professional services revenues related to increases in demand for our professional services.

Cost of revenues

  License fees. Cost of license revenues consists primarily of production and packaging costs, personnel and related costs, and facility costs. Cost of license revenues decreased from $288,000, or 6% of revenues from license fees, for the third quarter of 1998 to $252,000, or 3% of revenues from license fees, for the third quarter of 1999. Cost of license revenues decreased from $819,000, or 7% of revenues from license fees, for the nine months ended September 30, 1998 to $704,000, or 3% of revenues from license fees, for the nine months ended September 30, 1999. The decreases in absolute dollars and as a percentage of revenues were primarily due to lower packaging costs as there
were no major releases during the quarter.   We expect cost of license revenues
to increase in absolute dollars and as a percentage of revenues from license fees in future periods due to new product releases, localization costs, new packaging of our products and printing costs associated with revised documentation materials.

  Services. Cost of service consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of service increased from $787,000, or 77% of revenues from service fees, for the third quarter of 1998 to $1.7 million, or 50% of revenues from service fees, for the third quarter of 1999. Cost of service also increased from $2.3 million, or 83% of revenues from service fees, for the nine months ended September 30, 1998 to $3.9 million, or 52% of revenues from service fees, for the nine months ended September 30, 1999. The increase in absolute dollars was due primarily to the increase in the number of customer support personnel resulting from continued expansion of our support services organization. The decline as a percentage of service revenues was due to service revenues increasing at a faster rate than cost of services. We expect that cost of services will continue to increase in absolute dollars in the future as we continue to expand both our customer support and professional services organizations to meet customer demands for our professional services. We expect that cost of services as a percent of revenues from service fees will increase in future periods.

Operating Expenses

  Sales and marketing. Sales and marketing expenses consist primarily of compensation, promotional expenses, travel and entertainment, and facility
costs.   Sales and marketing expenses increased from $3.0 million, or 49% of total revenues for the third quarter of 1998 to $5.7 million, or 46% of total revenues for the third quarter of 1999. Sales and marketing expenses increased from $8.4 million, or 57% of total revenues for the nine months ended September 30, 1998 to $13.8 million, or 45% of total revenues for the nine months ended September 30, 1999. The increase in absolute dollars was primarily due to the hiring of additional sales and marketing personnel, higher sales commissions associated with increased revenues and increased marketing program expenses. The decrease as a percentage of total revenues was due primarily to revenues increasing at a faster rate than sales and marketing expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods as we continue to hire additional sales and marketing personnel, establish additional sales offices and expand international distribution channels and increase promotional activities.

  Research and development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with product development. Research and development expenses increased from $1.9 million, or 32% of total revenues for the third quarter of 1998 to $2.5 million, or 20% of total revenues for the third quarter of 1999. Research and development expenses increased from $5.5 million, or 37% or total revenues for the nine months ended September 30, 1998 to $6.8 million, or 23% of total revenues for the nine months ended September 30, 1999. The increase in research and development expenses in absolute dollars was primarily due to the hiring of additional engineering personnel. The decrease as a percentage of total revenues was due to revenues increasing at a faster rate than research and development expenses. We believe that a significant level of investment for research and development is essential to maintain product and technical leadership and we anticipate that we will continue to devote substantial resources to research and development and that these expenses will increase in absolute dollars in future periods.

  General and administrative.   General and administrative expenses consist
primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal and accounting expenses and amortization of deferred compensation related to certain stock option grants. General and administrative expenses increased from $626,000, or 10% of total revenues for the third quarter of 1998 to $958,000, or 7% of total revenues for the third quarter of 1999. General and administrative expenses increased from $1.8 million, or 13% of total revenues for the nine months ended September 30, 1998 to $2.5 million, or 8% of total revenues for the nine months ended September 30, 1999. The increase in general and administrative expenses in absolute dollars was due primarily to increased personnel and related costs
and professional fees necessary to manage and support our growth.   We believe
that general and administrative expenses will increase in absolute dollars in future periods as we continue to expand our facilities and personnel staff to meet our growing operations.

  Amortization of goodwill and other purchased intangibles and merger related costs. In June 1999, we acquired all of the outstanding stock of BV for cash. The total purchase price was $9.6 million, representing a payment of $6.0 million in cash and the assumption of net liabilities and direct merger cots of $3.6 million. The acquisition was accounted for as a purchase. In the third quarter of 1999, we recorded a charge of $619,000 for amortization of goodwill and other purchased intangibles. Goodwill and other purchased intangibles arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years.

Interest and Other Income, Net

     Interest and other income, net, is comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three and nine months ended September 30, 1998 was $304,000 and $340,000, respectively, as compared with interest and other income, net of $317,000 and $1 million for the three and nine months ended September 30, 1999. The increase was due primarily to the interest earned on the investment of the proceeds from our initial public offering that was consummated on July 17, 1998.

Provision for Income Taxes

     In the three and nine months ended September 30, 1999, we recorded an income tax provision of $112,000 and $337,000, respectively. The effective tax rate used is based on our current estimates and forecasts of our taxable income in multiple domestic and foreign jurisdictions. The estimated annual effective tax rate is relatively sensitive to the results of operations in various jurisdictions, and because actual results may differ from such projections in future periods, the actual effective tax rate could differ materially from this estimate.

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

     As of September 30, 1999, we had cash and cash equivalents of $16.1 million and short-term investments of $7.6 million in highly liquid, high quality debt
securities and a certificate of deposit classified as available-for-sale.   We
do not maintain any bank lines of credit. In August 1999, we obtained a letter of credit through our bank in the amount of $2.7 million as security deposit to lease our new facilities in South San Francisco.

     Net cash provided by operating activities was $817,000 in the nine months ended September 30, 1999, compared to net cash used in operating activities of $1.9 million in the nine months ended September 30, 1998. For the nine months ended September 30, 1999, cash provided by operating activities was primarily due to earnings plus non-cash expenses, increases in deferred revenues, accounts payable and other accrued liabilities that were offset by increases in accounts receivable. Net cash used in operating activities in the nine months ended September 30, 1998 was due primarily to losses for the period.

     From December 31, 1998 to September 30, 1999, deferred revenue increased by approximately $3.3 million to $11.2 million. The increase in deferred revenue was due to expanding customer base under maintenance in addition to signing of several agreements with contractual obligations to deliver future specified products. SOP 97-2 requires us to defer the revenue from these agreements until product delivery. We expect that deferred revenue will decline in future periods in which we deliver the specified products.

     Net cash used in investing activities was $3.5 million and $7.9 million in the nine months ended September 30, 1998 and 1999, respectively. For the nine months ended September 30, 1999, net cash used in investing activities was primarily due to the acquisition of BV, and to a lesser extent, the purchase of property and equipment that was partially offset by the maturity of short-term investments. For the 1998 period, net cash was used primarily for the purchase of property and equipment.

     Net cash provided by financing activities was $30.8 million and $1.3 million in the nine months ended September 30, 1998 and 1999, respectively. For the nine months ended September 30, 1998, net cash provided by financing activities was primarily from the proceeds of our initial public offering that was completed in July 1998. For the nine months ended September 30, 1999, net cash provided by financing activities was primarily from the proceeds from stock purchased under the employee stock purchase plan.

     We believe that current cash balances and any cash generated from operations and from available debt financing, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the acquisition of our distributor in Japan, or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

     Our Year 2000 readiness plan consists of four phases. Phase One (inventory) consists of identifying all of our systems, products and relationships that may be impacted by Year 2000. Phase Two (assessment) involves determining our current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing the areas that need to be fixed based on the importance to our operations. Phase Three (remediation) will consist of developing a plan to make those areas identified in the assessment phase Year 2000 ready and implementing such plan. Phase Four (testing) will consist of testing and validation of Year 2000 readiness for certain mission critical areas as determined by us. We are currently in the testing phase with respect to our products and will continue Year 2000 testing of our products during the remainder of 1999. We are currently in the remediation phase with respect to our internal systems and do not anticipate any material costs associated with such remediation. We plan on completing remediation for any material weaknesses discovered in our internal systems by November 30, 1999. We have completed the assessment of the vendors who provide material services to our business and do not anticipate undergoing any remediation efforts in this area. At this time, we have not yet developed a contingency plan to address situations that may result if our products, our internal systems or our vendors are unable to achieve year 2000 readiness. The cost of developing and implementing such a plan, if necessary, could be material.

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

RISK FACTORS

  Actuate operates in a rapidly changing environment that involves numerous risks and uncertainties. You should carefully consider the following risk factors before making an investment decision. The risks described below are not the only ones facing us. Additional risks that we do not yet know of or that we currently think are immaterial may also harm our business operations. If any of the following risks actually occur, our business, operating results or financial condition would be harmed and the trading price of our common stock could decline. You should also refer to the other information set forth in this Report on Form 10-Q, including management's discussion and analysis of financial condition and results of operations and the financial statements and the notes thereto.

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

     Our limited operating history and the susceptibility of our operating results to significant fluctuations makes any prediction of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:



     -   demand for our products
     -   the size and timing of significant orders for our products
     -   sales cycles of our indirect channel partners
     -   changes in pricing policies by us or our competitors
     - changes in our level of operating expenses and our ability to control costs budgeting cycles of our customers
     -   ability to make new products commercially available in a timely manner
     -   defects in our products and other product quality problems
     -   failure to meet hiring needs and unexpected personnel changes
     -   the management and expansion of our international operations
     -   changes in our sales incentive plans
     - continued successful relationships and the establishment of new relationships with e.Business application vendors
     - the impact of consolidation by competitors and indirect channel partners
     -   general domestic and international economic and political conditions
     -   the Year 2000 problem

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

     We incurred net losses of $3.2 million, $7.2 million and $6.1 million in fiscal 1998, 1997 and 1996, respectively. As of September 30, 1999, we had an accumulated deficit of approximately $17.5 million. Given our history of losses, we may not have revenue growth or profitability on a quarterly or annual basis in the future. While we achieved significant quarter-to-quarter revenue growth in fiscal 1997 and 1998 and during the first nine months of 1999, our revenues may not increase in future periods. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. We intend to increase our operating expenses significantly in future periods. As a result, we will need to generate significant additional revenues to achieve and maintain profitability.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH E.BUSINESS APPLICATION VENDORS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as e.Business application vendors, resellers and distributors. Our revenues from license fees resulting from sales through indirect channel partners in the first nine months of 1999 and in fiscal 1998 and 1997 were approximately 44%, 41% and 38%, respectively. Our ability to achieve significant revenue growth in the future will depend in large part on our success in expanding our sales force and in further establishing and maintaining relationships with e.Business application vendors, resellers and distributors. In particular, a significant element of our strategy is to embed our technology in products offered by e.Business application vendors for resale to such vendors' customers and end users. We intend to seek additional distribution arrangements with other e.Business application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our e.Business application vendors experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

     Although we are currently investing, and plan to continue to invest, significant resources to expand and develop relationships with e.Business application vendors, we have at times experienced and continue to experience difficulty in establishing and maintaining these relationships. If we are unable to successfully expand this distribution channels and secure license agreements with additional e.Business application vendors on commercially reasonable terms and extend existing license agreements with existing e.Business and application vendors on commercially reasonable terms our operating results would be harmed. Any inability by us to maintain existing or establish new relationships with indirect channel partners or, if such efforts are successful, a failure of our revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm our business, operating results and financial condition.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

     The market in which we compete is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in five principal forms:

     - direct competition from current or future vendors of reporting solutions such as Seagate Software, Inc. (a division of Seagate Technology, Inc.),MicroStrategy Incorporated and Brio Technology, Inc.

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

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the reporting needs of our prospective customers. For example in February 1999 Brio Technology, Inc. announced its intention to acquire our competitor SQRIBE Technologies, Inc. Also current or future indirect channel partners have in the past, or may in the future, establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could harm our ability to obtain revenues from license fees from new or existing customers and service revenues from existing customers on terms favorable to us. If we are unable to compete successfully against current and future competitors our business, operating results and financial condition would be harmed.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

     The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. Any of these factors can render existing products obsolete and unmarketable. We believe that our future success will depend in large part on our ability to support current and future releases of popular operating systems, databases and e.Business software applications, to timely develop new products that achieve market acceptance, and to meet an expanding range of customer requirements. If the announcement or introduction of new products by us or our competitors or any change in industry standards causes customers to defer or cancel purchases of existing products our business, operating results and financial condition would be harmed. As a result of the complexities inherent in web based reporting, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of our products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. If we fail to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, our business, operating results and financial condition may be harmed.

IF WE DO NOT RELEASE NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS IN A TIMELY MANNER OR IF SUCH NEW PRODUCTS AND ENHANCEMENTS FAIL TO ACHIEVE MARKET ACCEPTANCE OUR BUSINESS COULD BE SERIOUSLY HARMED.

     We believe that our future success will depend in large part on the success of new products and enhancements that we make generally available. Prior to the release any new products or enhancements, the software must undergo a long development and testing period. To date, the development and testing of new products and enhancements have taken longer than expected. In the event the development and testing of new products and enhancements continue to take longer than expected, the release of new products and enhancements will be delayed. If we fail to release new products and enhancements in a timely manner, our business, operating results and financial condition may be harmed. In addition, if such new products and enhancements do not achieve market acceptance our business, operating results and financial condition may be harmed.

BECAUSE THE SALES CYCLES OF OUR PRODUCTS ARE LENGTHY AND VARIABLE, OUR QUARTERLY RESULTS MAY FLUCTUATE.

     The purchase of our products by our end user customers for deployment within a customer's organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer's internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations. The sales cycle for an initial order of our products is typically 3 to 6 months and the sales cycle associated with a follow-on large scale deployment of our products typically extends for another 6 to 9 months or longer. We may experience longer sales cycles in the future. Additionally, sales cycles for sales of our products to e.Business application vendors tend to be longer, ranging from 6 to 24 months or more and involve convincing the vendor's entire organization that our products are the appropriate reporting solution for the vendor's application. This time period does not include the sales and implementation cycles of such vendors' own products, which are typically significantly longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end user customers or our indirect channel partners could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

IF WE FAIL TO EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE HARMED.

     During the first nine months of 1999 and during fiscal 1998 and 1997, we derived 15%, 6% and 2% of our total revenues, respectively, from sales outside the United States. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside the United States and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

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

TO MANAGE OUR GROWTH AND EXPANSION, WE NEED TO IMPROVE AND IMPLEMENT OUR INTERNAL SYSTEMS, PROCEDURES AND CONTROLS. IF WE ARE UNABLE TO DO SO SUCCESSFULLY, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     Our rapid expansion in the number of employees and the scope of operations has placed and will continue to place a significant strain on our management, information systems and resources. For example, we will be relocating our corporate headquarters to South San Francisco, California, in February 2000. In addition, we expect that an expansion of our international operations will lead to increased financial and administrative demands associated with managing our operations in Europe and managing an increasing number of relationships with foreign partners and customers and expanded treasury functions to manage foreign currency risks. Our future operating results will also depend on our ability to further develop indirect channels and expand our support organization to accommodate growth in our installed base. If we fail to manage our expansion effectively our business, operating results and financial condition would be harmed.

OUR INABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM OUR BUSINESS.

     From January 1997 through September 1999, we increased our headcount from 38 to 255 full-time employees. Furthermore, significant increases in the number of employees are anticipated during the remainder of 1999 and 2000. In particular, we currently plan to significantly expand the number of employees in sales, customer support and marketing. Our success depends to a significant degree upon the efforts of certain key management, sales, customer support and research and development personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have experienced and will continue to experience difficulty in recruiting qualified personnel, particularly in the San Francisco Bay Area, where the employment market for qualified sales, marketing and engineering personnel is extremely competitive.

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

THERE ARE RISKS ASSOCIATED WITH THE POTENTIAL ACQUISITION OF OUR JAPANESE DISTRIBUTOR

     In June 1999 we acquired approximately 8% of the outstanding shares in our Japanese distributor from one of the distributor's shareholders for approximately $168,000 in cash. We currently own 17% of our Japanese distributor and are a party to an agreement with our Japanese distributor and its other shareholders under which we are likely to (and under certain circumstances, would bear substantial financial penalties if we did not) acquire all the outstanding shares of such distributor at some point in the future. Such an acquisition could be triggered by the shareholders of the Japanese distributor at their discretion. The purchase price for such acquisition would be based on a contractual formula in effect on the date of such acquisition. The purchase price could be paid in shares of our common stock, which may have the effect of diluting existing stockholders and adversely affecting the price of our common stock or in cash, reducing the available cash for working capital and other purposes. We believe that any such acquisition will be accounted for by us as a "purchase" transaction (as opposed to a pooling of interests). This accounting treatment could cause us to recognize substantial goodwill and other intangible asset amortization charges in the quarters and fiscal years immediately following the date on which such an acquisition is effected. If the acquisition is accounted for as a "purchase" transaction, it could harm our reported earnings per share during the periods in which we record the amortization of intangible assets acquired. Finally, any such acquisition would require substantial management attention, impose costs on us associated with integrating the acquired entities, require us to coordinate sales and marketing efforts with the acquired companies and subject us to additional, and potentially substantial, regulation as an owner of foreign subsidiaries. Any of these factors could harm our business, operating results and financial condition.

WE MAY BE ADVERSELY IMPACTED IF OUR PRODUCTS, INTERNAL SYSTEMS AND VENDORS OR THE PRODUCTS OF OUR INDIRECT CHANNEL PARTNERS ARE NOT YEAR 2000 READY.

     Any failure of our products, internal systems or third party vendors' systems to be Year 2000 ready would harm our business. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21/st/ century dates for 20/th/ century dates. As a result, computer systems and/or software products used by many companies may need to be upgraded to solve this problem. Although we are dedicating resources toward attaining Year 2000 readiness for our products, internal systems and third party vendors, our efforts may not be successful. For example, during ongoing testing of our products to validate Year 2000 readiness, we have discovered Year 2000 related errors in certain products, which have not compromised the usability or basic functionality of the products, and we cannot be certain that we will not discover additional Year 2000 errors or defects. Our failure to make our products Year 2000 ready could result in a decrease in sales of our products, an increase in the allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

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

EXISTING STOCKHOLDERS CAN EXERCISE SIGNIFICANT CONTROL OVER ACTUATE.

     As of September 30, 1999, our executive officers and directors and their affiliates in the aggregate beneficially owned approximately 34% of our outstanding common stock, assuming no exercise of outstanding stock options. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of Actuate.

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

                          Part II.  Other Information

Item 1.  Legal Proceedings

     We are not involved in any legal proceedings that are material to our business or fi nancial condition.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

     10.17 Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated August 18, 1999

     10.18 First Amendment to Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated September 30, 1999

     27.1   Financial Data Schedule

 (b) Reports on Form 8-K:

     On July 2, 1999, the Company filed a report on Form 8-K relating to the acquisition of Actuate Holdings, B.V.

     On August 30, 1999, the Company filed an amendment of a current report on Form 8-K previously filed on July 2, 1999, to add financial statements and exhibits.

                                   Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 1999.


                              Actuate Corporation
                              (Registrant)



                              By:   /s/  DANIEL A. GAUDREAU

                              --------------------------------------
                              Daniel A. Gaudreau

                              Chief Financial Officer, Senior Vice
                              President of Finance (Principal
                              Financial and  Accounting Officer)

ACTUATE CORPORATION

                               INDEX OF EXHIBITS

EXHIBIT #      EXHIBIT TITLE
---------      -------------

    10.17 Office Building Lease between the Company and HMS Gateway Office, L.P. dated August 18, 1999

    10.18 First Amendment to Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated September 30, 1999

    27.1       Financial Data Schedule - September 30, 1999