Form 10-K
period 1999-12-31
ACTUATE CORP
filed 2000-03-30
CIK 1062478

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      Commission file number 0-24607

                               Actuate Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                            94-3193197
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                              701 Gateway Boulevard
                      South San Francisco, California 94080
                    (Address of principal executive offices)

                          -----------------------------
                                 (650) 837-2000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value

                              (Title of each class)

                          -----------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)   Yes |X| No |_|

                  (2)   Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Based on the closing price as reported on the Nasdaq Stock Market as of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $874,667,908. Shares of common stock held by each executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of February 29, 2000 there were 27,800,406 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2000 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 1999.

================================================================================

                               ACTUATE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                december 31, 1999

                                TABLE OF CONTENTS

                                                                            Page

PART I.........................................................................1
    Item 1.  Business..........................................................1
    Item 2.  Properties.......................................................16
    Item 3.  Legal Proceedings................................................16
    Item 4.  Submission of Matters to a Vote of the Security Holders..........16

PART II.......................................................................17
    Item 5.  Market for Registrant's Common Equity and Related Stockholder
               Matters........................................................17
    Item 6.  Selected Consolidated Financial Data.............................17
    Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................18
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......24
    Item 8.  Financial Statements and Supplementary Data......................25
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................25

PART III......................................................................25
    Item 10. Directors and Executive Officers of the Registrant...............25
    Item 11. Executive Compensation...........................................25
    Item 12. Security Ownership of Certain Beneficial Owners and
               Management.....................................................25
    Item 13. Certain Relationships and Related Transactions...................25

PART IV.......................................................................26
    Item 14. Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.......................................................26

SIGNATURES....................................................................28

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-1

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Some of the statements in this report on Form 10-K under "Business," "Risk Factors That May Affect Future Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding Actuate's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors That May Affect Future Results" and elsewhere in this Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements contained in the "Letter to Stockholders" in the Annual Report or in this Report on Form 10-K after the date hereof or to conform such statements to actual results.

                                     PART I

ITEM 1. BUSINESS

Overview

      Actuate Corporation is a leading provider of e.Reporting solutions for e.Business. Our e.Reporting Suite 4 allows organizations to publish high-value business information on e.Business Web sites for use by customers, partners and employees. e.Reporting enables a company to enhance its e.Business Web site, beyond brochureware and transaction capabilities, with post-transaction content such as stock portfolio reports, client statements and performance metrics, thereby maximizing the value of corporate information and creating a more loyal customer base. Our e.Reporting Suite 4 is a scalable, dynamic Web data publishing platform that can be seamlessly integrated into any e.Business Web site. Our e.Reporting system's server-centric architecture provides the building blocks for an e.Business reporting environment of any size. Our solution's open environment allows developers to create reports from virtually any data source and in virtually any format required by an e.Business. Our products have been adopted in a wide variety of industries, including financial services, telecommunications, technology, health care and others and by a wide variety of organizations including Fortune 1000 companies, e.Business application vendors and dot-com start-ups. We sell our products in the United States primarily through our direct sales force. Outside the United States, we sell our products through our direct sales force in the countries in which we have an office and through distributors.

Industry Background

      The emergence and acceptance of the Internet and the World Wide Web has fundamentally changed the way that consumers and businesses communicate, obtain information, purchase goods and transact business. As the Internet has become more accessible, functional and widely used, it has emerged as a primary business channel alongside the telephone, paper-based communication and face-to-face interaction. Businesses are increasingly using the Web as both a marketing tool and distribution channel to communicate, conduct business and strengthen relationships with customers, partners and employees.

      The growth in the number of Internet users, as well as the open nature of the Internet, has led many businesses to seek new ways to take advantage of this global platform. The earliest business use of the Internet was the creation of informational Web sites, which typically involved merely reformatting existing marketing materials to create online brochures. This simple use of the Internet to present static information was quickly supplanted by the first generation of electronic commerce businesses.

      The introduction of new technology enabled businesses to create Web sites for online publishing, which were financed by advertising, and electronic catalog businesses where hard goods such as books or computers could be sold. These e.Businesses were primarily focused on sales of products to consumers and quickly developed transactional infrastructures to allow consumers to purchase products on-line. In addition, these first generation e.Businesses were based on traditional, physical world business models and were differentiated only by wider selection and lower prices.

The next generation of e.Business models is focusing on business to business sales. These types of Internet transactions are often complex involving purchasing goods and services across large organizations. Buyers can purchase directly with on-line merchants or enter marketplaces where they can determine pricing and availability of products from a large number of vendors. Much more sophisticated on-line transactional systems have been introduced to facilitate these more complex e.Business transactions.

      As e.Businesses complete the transactional infrastructure to support the vast amount of business to business transactions that will be conducted on-line, they are seeking new Internet commerce solutions that will enable them to develop, maintain and leverage relationships with customers and affiliates as well as leverage the value of their Internet investment. An Internet commerce solution that can allow a company to provide high-value structured business content to customers, suppliers and employees on an e.Business Web site is needed by all e.Businesses. Such a solution would publish, via the Web, all types of critical business data relating to the operation of a business to business Web site. The information provided by this solution must be seamlessly integrated into the e.Business Web site, be personalized for the user of the information and must be robust and scalable to gather all the necessary business data and make it accessible to tens of thousands of users.

The Actuate Solution

      The Actuate e.Reporting Suite 4 is an Internet commerce application that gives an e.Business the ability to publish high-value structured business information and deliver it as a seamlessly integrated component of any e.Business Web site. Our e.Reporting solution can provide any type of dynamic, personalized e.Report such as:

o     Financial Statements
o     Performance Metrics
o     Invoices
o     Sales Reports

Our e.Reporting solution allows an e.Business owner to publish structured business content on any e.Business Web site. This gives the e.Business' customers, suppliers and employees better access to key on-time information, which allows them to make better decisions and allows the e.Business owner to strengthen relationships and customer loyalty.

Our e.Reporting Suite 4 contains the following attributes:

o Design compelling content rapidly. Our open environment allows developers to build any type of e.Report from any data source, in any format using any calculation. Support for DHTML allows developers to design rich interactive content without the need for a plug-in. Our e.Reporting solution is based on an object-oriented architecture that is designed to give developers a complete visual environment for structuring, compiling, viewing and debugging sophisticated report designs. Our component-based architecture enables developers to build e.Reports by dragging and dropping standard components that can be customized and stored in libraries for reuse.

o Integrate with any Web site. Architected specifically to leverage the functionality of the Internet, our e.Reporting solution is designed to be seamlessly integrated into an e.Business Web site. Without the need for training, critical business information becomes accessible to an e.Business' customers, suppliers and employees.

o Scale to tens of thousands of users. Our e.Reporting server is highly scalable and can deliver e.Reports at a rate of 1,000,000 hits per day per CPU. Our solution is designed to meet the Web data publishing needs of an e.Business as the amount of data published on its e.Business Web site and the populations of users accessing that data grows.

o Snap into Web/IT infrastructure. Our products support widely used operating systems, Web servers and databases. Our Open Server permits the management of many types of existing non-Actuate reports. Our products also incorporate advanced technology, critical for Internet commerce applications, such as page level security and XML.

Strategy

      Our strategy is to be the leading provider of e.Reporting solutions. Key elements of our strategy include:

      Expand Market Leadership Position through Strategic Relationships. We believe that we have established a leading position in the emerging market for e.Reporting. To accelerate the adoption of the Actuate e.Reporting Suite 4 as the standard Web data publishing solution for e.Business Web sites, we have established strategic relationships with e.Business application vendors, consulting firms, systems integrators and development partners. Our strategic technology and distribution partners include Agile Software, Ariba, Aspect Development, Cambridge Technology Partners, KPMG, Sun-Netscape Alliance, PeopleSoft, PricewaterhouseCoopers, Siebel and Silknet Software. We intend to further develop our existing strategic relationships and enter into new partnerships to expand our market presence and leadership.

      Extend Technology Leadership. Since inception, we have focused our research and development efforts on developing core technologies that address the requirements of e.Reporting. Our products integrate a number of advanced technologies, including a patent pending method of providing page level security in a report, advanced viewing technology incorporating Java, DHTML and XML, a patented method of storing report objects, a multi-tier architecture and Web access and delivery technology. In addition, we have in the past rapidly incorporated new technology into our product offerings. We believe we are a leader in e.Reporting technology and we intend to extend this leadership position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies.

      Broaden Distribution Channels. To date, we have sold our products primarily through our direct sales force located in the United States and we have sold worldwide through foreign subsidiaries, e.Business application vendors, resellers and distributors. We intend to expand our end user and e.Business application vendor direct sales forces and tele-sales capability. In addition, we intend to continue to leverage and grow our existing network of e.Business application vendors, resellers and distributors and expand our indirect distribution channel worldwide.

      Leverage e.Services Capabilities. We have established successful relationships with our clients by serving as an advisor in developing and deploying e.Reporting applications. We are extending our direct e.Services capabilities to provide an expanded set of services to address such areas as Web site e.Reporting strategy, project management and application development. In addition, we offer similar high-quality professional services capabilities through third-party alliances and are currently focused on the development of relationships with Global/National systems integrators. By offering our clients a full range of e.Services on a global basis, we believe we can broaden market awareness about the advantages of our e.Reporting solutions and create opportunities to sell new or enhanced products to clients.

      Increase International Presence. While to date our international sales have been limited, we plan to increase our international presence. Outside the United States, we have established subsidiaries in Australia, France, Germany and the United Kingdom and distributor relationships throughout Europe, Asia/Pacific and South America and Africa. We have localized versions of our products in French, German, and Japanese. We intend to expand our international sales capabilities by expanding our distribution channels worldwide and by continuing the localization of our products in selected markets.

Products and Technology

The Actuate e.Reporting Suite 4 is a fully integrated, Web based reporting solution that provides an organization with the ability to publish structured data seamlessly within an e.Business Web site. Our e.Reporting solution is comprised of a suite of products that are licensed by customers to allow the viewing, deployment and development of e.Reports. In the case of direct sales to end user customers, our client products are typically priced on a per user basis and the e.Reporting Server is priced on a per CPU basis. Indirect sales are usually either fixed price, unlimited usage arrangements or arrangements where royalties are paid to us based on sell through to end-users. Our e.Reporting solution includes the following products that allow organizations to bring together all their business information into one resource that can publish such information on any e.Business Web site.

      The following table sets forth the primary products that comprise the Actuate e.Reporting Suite 4:


Actuate Products                           Product Description
--------------------------    --------------------------------------------------
Actuate e.Reporting Server    Server that provides sophisticated distribution
(standard and advanced        and management infrastructure, scalability,
versions)                     security, and snap-in integration. Also provides
                              the foundation for users to efficiently deploy dynamic, structured e.Reports to an e.Business
                              Web site.

Actuate Developer             Provides a comprehensive, object-oriented
Workbench                     environment for developers to create e.Reports
                              rapidly and maintain them easily using fewer resources. Allows for streamlined e.Report development and maintenance and provides smooth integration into e.Business Web sites.

Actuate e.Report Designer     Wizard driven development tool utilized by power
                              users to rapidly design e.Reports

Sales

      We sell our software products through two primary means: (i) directly to end user customers through our direct sales force and (ii) through indirect channel partners such as e.Business application vendors, resellers and distributors. Our products are used by customers in a wide variety of industries, including financial services, telecommunications, technology and health care and by a wide variety of organizations including Fortune 1000 companies and dot-com start-ups.

      The direct sales process to end user customers involves the generation of sales leads through Web based marketing, direct mail, seminars and telemarketing. Our field sales force typically conducts demonstrations and presentations of our products to developers and management at customer sites as part of the direct sales effort. We have a separate sales force that addresses the e.Business application vendor market. These vendors integrate our products with their applications and either resell or provide them in hosted environment to their customers. The e.Business application vendor's end user customer is licensed to use our products solely in conjunction with the vendor's application with which the Actuate e.Reporting solution is integrated. We offer an upgrade license to such end user customers, which permits them to create reports outside the scope of the particular vendor application. eBusiness application vendors provide the first level of post-sales support to their customers. We have also utilized a limited number of resellers which re-market our products to their customer base. Resellers are offered discounts on our products and sell a full use license of the product. Our resellers do not provide post-sales support. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and maintaining relationships with e.Business application vendors, distributors and resellers.

International Operations

      We also sell our products outside the United States through wholly-owned subsidiaries located in Australia, France, Germany and the United Kingdom and through numerous other distributors located in Europe, Asia/Pacific, South America and Africa. International sales accounted for 14% and 6% of our revenue in 1999 and 1998, respectively. Our international subsidiaries and distributors perform some or all of the following functions: sales and marketing, systems integration, software development, and ongoing consulting, training and customer support. In exchange for providing such services, we offer our distributors discounts on products and services. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside the United States and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors.

      We have an agreement with our distributor operating in Japan that could result in us acquiring this distributor. Under the terms of this agreement, we have the right to acquire from the stockholders of the Japanese distributor and such stockholders have the right to have us acquire from them, the outstanding capital stock of the distributor operating in Japan. The price to be paid by us for such stock is set forth in the agreement. In 1999 we acquired an additional 8.3% ownership interest in the distributor and currently own 16.7% of the entity. There are certain risks associated with our potential acquisition of our distributor operating in Japan, including diversion of management attention, integration costs, the coordination of sales and marketing efforts and the adverse accounting treatment of such an acquisition.

e.Services

      Our e.Services organization provides high value "implementation solutions" consulting services to customers developing and deploying an e.Reporting solution with our products. These services include methodology, training, application integration and performance evaluation. We also actively recruit and train third party consulting firms to provide training and implementation services for our products. Some of these consulting firms include Cambridge Technology Partners, PricewaterhouseCoopers, KPMG, Enterprise Reporting Group, Computer Task Group, Brightstar, NetBase Computing, and Benchmark Technical Services. Due to the critical nature of e.Reporting, we believe that our e.Services group and relationships with our consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy Actuate e.Reporting solutions.

Marketing

      Our marketing organization is focused on building market awareness and acceptance of our company and our products as well as on developing strategic marketing and distribution relationships. We have a comprehensive marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, as well as broad-scale marketing programs in conjunction with key partners. Our corporate marketing strategy includes print advertising, public relations activities, trade shows and user group meetings, as well as programs to work closely with analysts and other influential third parties. Our direct marketing activities include extensive Web-based marketing campaigns, participation in selected trade shows and conferences and targeted ongoing direct mail efforts to existing and prospective customers. We also offer seminars to educate prospective customers about our e.Reporting solution. Finally, we have invested in building a partner and channel marketing function to conduct cooperative marketing programs with our technology partners.

Customer Support

      We believe that providing superior customer service is critical to the successful sale and marketing of our products. Maintenance and support contracts, which are typically for 12 months, are offered with the initial license of software and may be renewed annually. Maintenance fees are typically set at a percentage of the total license fees paid by a customer. Substantially all of our direct sales to customers have maintenance and support contracts that entitle the customer to software patches, updates and upgrades at no additional cost and technical support during normal business hours. Customers purchasing maintenance are able to access support, via email and telephone during normal business hours. We supplement our telephone support with Web-based support services, including access to FAQs, on line Web forums and a software patch download area. We also offer extended and enterprise maintenance plans that give our customers access to 24x7 support and additional support services. To improve access to our explanatory materials, we provide on-line documentation with all of our products. In addition, we offer, primarily through certified training partners, classes and training programs for our products.

Research and Development

      Our research and development organization is divided into teams consisting of development engineers, product managers, quality assurance engineers and technical writers. The research and development organization uses a phase-oriented development process that includes the continuous monitoring of product quality, development schedule and functionality requirements. Product development is based on a consolidation of the requirements from existing customers, customer support and product managers. The development group infrastructure provides a full suite of documentation, quality assurance, delivery and support capabilities (in addition to its design and implementation functions) for our products. Research and development expenses were $9.3 million for fiscal 1999, $7.4 million for fiscal 1998, and $6.2 million for fiscal 1997. We intend to continue to make substantial investments in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend in large part on our ability to support current and future releases of popular operating systems, databases and e.Business software applications, to maintain and improve our current product line and to timely develop or acquire new products that achieve market acceptance. Any failure by us to do so would have a material adverse effect on our business, operating results and financial condition.

Competition

      The market in which we compete is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in five principal forms:

      - direct competition from current or future vendors of reporting solutions such as Seagate Software, Inc. (a division of Seagate Technology, Inc.), MicroStrategy Incorporated and Brio Technology, Inc.;
      - indirect competition from vendors of OLAP and query tools such as Hyperion Solutions Corp., Business Objects S.A., Cognos, Inc. and Microsoft that integrate reporting functionality with such tools;
      - indirect competition from e.Business software vendors such as SAP and Oracle, to the extent they include reporting functionality in their applications;
      - competition from e.Business software vendors and Web development tool vendors; and
      - competition from the information systems departments of current or potential customers that may develop reporting solutions internally which may be cheaper and more customized than our products.

      Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than us. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to leverage significant installed customer bases. These companies could integrate competing Web based reporting software with their products, resulting in a loss of market share for us. We expect additional competition as other established and emerging companies enter the Web based reporting software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

      Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the reporting needs of our prospective customers. For example in 1999 Brio Technology, Inc. completed the acquisition of our competitor SQRIBE Technologies, Inc. Also current or future indirect channel partners have in the past, or may in the future, establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could harm our ability to obtain revenues from license fees from new or existing customers and service revenues from existing customers on terms favorable to us. If we are unable to compete successfully against current and future competitors our business, operating results and financial condition would be harmed.

Intellectual Property Rights

      We have two issued and two pending U.S. patents and we rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to shrink-wrap or signed license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, we seek to avoid disclosure of our intellectual property, including requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. If our means of protecting our proprietary rights is not adequate or our competitors independently develop similar technology, our business could be seriously harmed.

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

Employees

      As of December 31, 1999, we had 287 full-time employees, including 140 in sales and marketing, 66 in research and development, 50 in services and support, and 31 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage. We believe our employee relations are good. We also believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel and, in particular, executive officers.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing Actuate. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, operating results or financial condition could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment. Investors should also refer to the other information set forth in this Report on Form 10-K, including the financial statements and the notes thereto.

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

      Our limited operating history and the susceptibility of our operating results to significant fluctuations makes any prediction of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

      -     demand for our products;
      -     the size and timing of significant orders for our products;
      -     sales cycles of our indirect channel partners;
      -     changes in pricing policies by us or our competitors;
      - changes in our level of operating expenses and our ability to control costs;
      -     budgeting cycles of our customers;
      - ability to make new products commercially available in a timely manner;
      -     failure to successfully manage acquisitions made by us;
      -     defects in our products and other product quality problems;
      -     failure to meet hiring needs and unexpected personnel changes;
      -     the management and expansion of our international operations;
      -     changes in our sales incentive plans;
      - continued successful relationships and the establishment of new relationships with e.Business application vendors;
      - the impact of consolidation by competitors and indirect channel partners; and
      - general domestic and international economic and political conditions.

      Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Furthermore, several factors may require us, in accordance with generally accepted accounting principles in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

      - whether the license agreement includes both software products that are then currently available and software products or other enhancements that are still under development;
      - whether the license agreement relates entirely or partly to then currently undeliverable software products; and
      - whether the license agreement includes acceptance criteria that may preclude revenue recognition prior to customer acceptance.

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

      We recognized net income of $3.9 million in fiscal 1999 but incurred net losses of $3.2 million, $7.2 million and $6.1 million in fiscal 1998, 1997 and 1996, respectively. As of December 31, 1999, we had an accumulated deficit of approximately $16.3 million. Given our history of losses, we may not have revenue growth or profitability on a quarterly or annual basis in the future. While we achieved significant quarter-to-quarter revenue growth in fiscal 1998 and 1999, our revenues may not increase in future periods. We cannot be certain that we will sustain or increase our profitability on a quarterly or annual basis. We intend to increase our operating expenses significantly in future periods. As a result, we will need to generate significant additional revenues to maintain profitability.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH E.BUSINESS APPLICATION VENDORS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

      To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as e.Business application vendors, resellers and distributors. Our revenues from license fees resulting from sales through indirect channel partners were approximately 39% in fiscal 1999, 41% in fiscal 1998 and 38% in fiscal 1997. Our ability to achieve significant revenue growth in the future will depend in large part on our success in expanding our sales force and in further establishing and maintaining relationships with e.Business application vendors, resellers and distributors. In particular, a significant element of our strategy is to embed our technology in products offered by e.Business application vendors for resale or as a hosted application to such vendors' customers and end users. We intend to seek additional distribution arrangements with other e.Business application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our e.Business application vendors experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

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

WE MAY MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS

      The Web reporting software business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and expand our distribution channels and professional services organization. One of the ways we have addressed and will continue to address the need to expand our distribution channels, develop new products and expand our professional service organization is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

      - difficulties in integration of the operations, technologies, and products of the acquired companies;
      - the risk of diverting management's attention from normal daily operations of the business;
      - risks of entering markets in which we have no or limited direct prior experience; and
      -     the potential loss of key employees of the acquired company.

      Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that any acquisition will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage growth effectively and successfully integrate acquisitions made by us could harm our business and operating results.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

      The market in which we compete is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in five principal forms:

      - direct competition from current or future vendors of reporting solutions such as Seagate Software, Inc. (a division of Seagate Technology, Inc.), MicroStrategy Incorporated and Brio Technology, Inc.;
      - indirect competition from vendors of OLAP and query tools such as Hyperion Solutions Corp., Business Objects S.A., Cognos, Inc. and Microsoft that integrate reporting functionality with such tools;
      - indirect competition from e.Business software vendors such as SAP and Oracle, to the extent they include reporting functionality in their applications;
      - competition from e.Business software vendors and Web development tool vendors; and
      - competition from the information systems departments of current or potential customers that may develop reporting solutions internally which may be cheaper and more customized than our products.

      Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than us. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to leverage significant installed customer bases. These companies could integrate competing Web based reporting software with their products, resulting in a loss of market share for us. We expect additional competition as other established and emerging companies enter the Web based reporting software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

      Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the reporting needs of our prospective customers. For example in 1999 Brio Technology, Inc. completed the acquisition of our competitor SQRIBE Technologies, Inc. Also current or future indirect channel partners have in the past, or may in the future, establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could harm our ability to obtain revenues from license fees from new or existing customers and service revenues from existing customers on terms favorable to us. If we are unable to compete successfully against current and future competitors our business, operating results and financial condition would be harmed.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

      The market for our products is characterized by rapid technological changes, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. Any of these factors can render existing products obsolete and unmarketable. We believe that our future success will depend in large part on our ability to support current and future releases of popular operating systems, databases and e.Business software applications, to timely develop new products that achieve market acceptance, and to meet an expanding range of customer requirements. If the announcement or introduction of new products by us or our competitors or any change in industry standards causes customers to defer or cancel purchases of existing products our business, operating results and financial condition would be harmed. As a result of the complexities inherent in Web based reporting, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of our products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. If we fail to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, our business, operating results and financial condition may be harmed.

IF WE DO NOT RELEASE NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS IN A TIMELY MANNER OR IF SUCH NEW PRODUCTS AND ENHANCEMENTS FAIL TO ACHIEVE MARKET ACCEPTANCE OUR BUSINESS COULD BE SERIOUSLY HARMED.

      We believe that our future success will depend in large part on the success of new products and enhancements that we make generally available. Prior to the release of any new products or enhancements, the software must undergo a long development and testing period. To date, the development and testing of new products and enhancements have taken longer than expected. In the event the development and testing of new products and enhancements continue to take longer than expected, the release of new products and enhancements will be delayed. If we fail to release new products and enhancements in a timely manner, our business, operating results and financial condition may be harmed. In addition, if such new products and enhancements do not achieve market acceptance our business, operating results and financial condition may be harmed.

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

IF WE FAIL TO EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

      During 1999 and 1998, we derived 14% and 6% of our total revenues, respectively, from sales outside the United States. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside the United States and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

THERE ARE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

      In 1999, we acquired Actuate Holding BV (BV) and established a subsidiary in Australia. BV has three operating subsidiaries located in the United Kingdom, France and Germany whose sole business purpose is the marketing, sale and distribution of our software products. We have very limited experience in the management of international operations. We also have a number of other distributors located worldwide. International operations are subject to a number of risks including the following:

      -     costs of localizing products for foreign countries;
      -     difficulty in hiring employees in foreign countries;
      -     trade laws and business practices favoring local competition;
      -     dependence on local vendors;
      - compliance with multiple, conflicting and changing government laws and regulations;
      -     longer sales and payment cycles;
      -     import and export restrictions and tariffs;
      -     difficulties in staffing and managing foreign operations;
      -     greater difficulty or delay in accounts receivable collection;
      -     foreign currency exchange rate fluctuations;

      -     multiple and conflicting tax laws and regulations; and
      -     political and economic instability.

      Because the majority of our international revenues have been denominated to date in U.S. dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, and result in a reduction in sales and profitability in that country. We believe that an increasing portion of our revenues and costs will be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Any of the foregoing factors could harm our business, operating results and financial condition. Although we may from time to time undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, we currently do not attempt to cover any foreign currency exposure. If we are not successful in any future foreign exchange hedging transactions that we engage in, our business, operating results and financial condition could be harmed.

TO MANAGE OUR GROWTH AND EXPANSION, WE NEED TO IMPROVE AND IMPLEMENT OUR INTERNAL SYSTEMS, PROCEDURES AND CONTROLS. IF WE ARE UNABLE TO DO SO SUCCESSFULLY, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

      Our rapid expansion in the number of employees and the scope of operations has placed and will continue to place a significant strain on our management, information systems and resources. Any acquisitions made by us and the relocation of our corporate headquarters to South San Francisco, California, in March 2000 will also put a significant strain on our management, information systems and resources. In addition, we expect that an expansion of our international operations will lead to increased financial and administrative demands associated with managing our operations in Europe and managing an increasing number of relationships with foreign partners and customers and expanded treasury functions to manage foreign currency risks. Our future operating results will also depend on our ability to further develop indirect channels and expand our support organization to accommodate growth in our installed base. If we fail to manage our expansion effectively our business, operating results and financial condition would be harmed.

OUR INABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM OUR BUSINESS.

      From January 1997 through December 1999, we increased our headcount from 38 to 287 full-time employees. Furthermore, significant increases in the number of employees are anticipated during fiscal 2000 and 2001. In particular, we currently plan to significantly expand the number of employees in sales, customer support and marketing. Our success depends to a significant degree upon the efforts of certain key management, sales, customer support and research and development personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have experienced and will continue to experience difficulty in recruiting qualified personnel, particularly in the San Francisco Bay Area, where the employment market for qualified sales, marketing and engineering personnel is extremely competitive.

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

THERE ARE RISKS ASSOCIATED WITH THE POTENTIAL ACQUISITION OF OUR JAPANESE DISTRIBUTOR

      In June 1999 we acquired approximately 8% of the outstanding shares in our Japanese distributor from one of the distributor's shareholders for approximately $168,000 in cash. We currently own approximately 17% of our Japanese distributor. We have a right to buy all the shares owned by other shareholders at a price indicated in the agreement. This price increases every year by an amount indicated in the agreement. The agreement also provides the other shareholders right to sell us all their shares at a price indicated in the agreement. This price increases every year by an amount indicated in the agreement. . The purchase price could be paid in shares of our common stock, which may have the effect of diluting existing stockholders and adversely affecting the price of our common stock or in cash, reducing the available cash for working capital and other purposes. We believe that any such acquisition will be accounted for by us as a "purchase" transaction (as opposed to a pooling of interests). This accounting treatment could cause us to recognize goodwill and other intangible asset amortization charges in the quarters and fiscal years immediately following the date on which such an acquisition is effected. If the acquisition is accounted for as a "purchase" transaction, it could harm our reported earnings per share during the periods in which we record the amortization of intangible assets acquired. Finally, such an acquisition would require substantial management attention, impose costs on us associated with integrating the acquired entity, require us to coordinate sales and marketing efforts with the Japanese distributor and subject us to additional, and potentially substantial, regulation as an owner of foreign subsidiary. Any of these factors could seriously harm our business, operating results and financial condition.

IF OUR PRODUCT CONTAINS MATERIAL DEFECTS, OUR BUSINESS COULD BE SERIOUSLY
HARMED.

      Software products as complex as those offered by us often contain errors or defects, particularly when first introduced, when new versions or enhancements are released and when configured to individual customer computing systems. We currently have known errors and defects in our products. Despite testing conducted by us, if additional defects and errors are found in current versions, new versions or enhancements of our products after commencement of commercial shipment this could result in the loss of revenues or a delay in market acceptance. The occurrence of any of these events could seriously harm our business, operating results and financial condition.

IF A SUCCESSFUL PRODUCT LIABILITY CLAIM IS MADE AGAINST US, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

      Although license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. We have not experienced any product liability claims to date. However, the sale and support of our products may entail the risk of such claims, which are likely to be substantial in light of the use of our products in business-critical applications. A product liability claim brought against us could seriously harm our business, operating results and financial condition.

IF THE PROTECTION OF OUR PROPRIETARY RIGHTS IS INADEQUATE, OUR BUSINESS COULD BE SERIOUSLY HARMED.

      We have two issued and two pending U.S. patents and we rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to shrink-wrap or signed license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, we seek to avoid disclosure of our intellectual property, including requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. If our means of protecting our proprietary rights is not adequate or our competitors independently develop similar technology, our business could be seriously harmed.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

      The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

      -     actual or anticipated fluctuations in our operating results;
      -     announcements of technological innovations;
      -     new products or new contracts announced by us or our competitors;
      -     developments with respect to copyrights or proprietary rights;
      - conditions and trends in the software and other technology industries;
      -     changes in corporate purchasing of e.Business application software;
      -     the announcement of mergers or acquisitions;
      - adoption of new accounting standards affecting the software industry;
      -     changes in financial estimates by securities analysts;
      -     changes in the economic conditions in the United States and abroad;
            and
      -     the purchase or sale of our common stock by "day traders".

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

ITEM 2. PROPERTIES

      We will be relocating our worldwide headquarters to South San Francisco, California in March 2000 and have entered into an eight-year lease for approximately 64,000 square feet in this new location. Currently our headquarters consists of 28,000 square feet in San Mateo, California. Each of our foreign subsidiaries leases space and we also lease space in other geographic locations throughout the United States and Canada for sales personnel.

      We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms. As a result of our California facilities being located near major earthquake fault lines, in the event of an earthquake our business, financial condition and operating results could be seriously harmed.

ITEM 3. LEGAL PROCEEDINGS

      We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

      We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      On July 23, 1998, we completed our initial public offering of 6,900,000 shares of common stock pursuant to a Registration Statement on Form S-1 (File No. 333-55741) which was declared effective on July 17, 1998 at a price of $5.50 per share. Of the 6,900,000 shares of common stock offered, 6,280,000 shares were sold by us and 620,000 shares were sold by selling stockholders. The offering was underwritten by Goldman, Sachs & Co., and Credit Suisse First Boston. We received approximately $30.9 million from the initial public offering, net of underwriting discounts, commissions and other offering costs and expenses. Our common stock is traded on the Nasdaq National Market under the symbol ACTU. The following table sets forth the high and low closing sales prices of our common stock from July 17, 1998 to December 31, 1999 as reported by the Nasdaq National Market for the periods indicated.

                                       High            Low
-------------------------------      -------         -------
Third Quarter of Fiscal 1998*        $ 10.22         $  4.13
Fourth Quarter of Fiscal 1998        $  9.88         $  3.31
First Quarter of Fiscal 1999         $ 16.50         $  8.38
Second Quarter of Fiscal 1999        $ 15.50         $  8.69
Third Quarter of Fiscal 1999         $ 18.34         $ 12.06
Fourth Quarter of Fiscal 1999        $ 46.25         $ 14.81

            *Commencing July 17, 1998

      As of January 31, 2000, there were approximately 140stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder). We believe we had approximately 4,000 beneficial owners of our common stock.

      We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

      We have used the net proceeds from the offering to fund working capital and general corporate purposes. The funds that are not being used to fund short-term needs have been placed in temporary investments pending future use.

      On December 3, 1999, we consummated a two for one stock split. All shares and per share data stated above have been restated to reflect the split.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 1999, 1998 and 1997 and the consolidated balance sheet data at

December 31, 1999 and 1998 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 1996 and 1995 and the consolidated balance sheet data as of December 31, 1997, 1996 and 1995 are derived from audited consolidated financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

                                                                                            Year Ended
                                                                                           December 31,
                                                                  -----------------------------------------------------------
                                                                       1999        1998        1997        1996        1995
                                                                       ----        ----        ----        ----        ----
Consolidated Statement of Operations Data:                                     (in thousands, except per share data)
Revenues:
      License fees ...............................................   $ 35,014    $ 17,750    $  7,542    $    343    $     --
      Services ...................................................     11,767       4,122       1,976         308          22
                                                                     --------    --------    --------    --------    --------
           Total revenues ........................................     46,781      21,872       9,518         651          22
                                                                     --------    --------    --------    --------    --------
Cost of revenues:
      License fees ...............................................        896       1,012         647         171          --
      Services ...................................................      6,021       3,171       1,263         305          53
                                                                     --------    --------    --------    --------    --------
           Total cost of revenues ................................      6,917       4,183       1,910         476          53
                                                                     --------    --------    --------    --------    --------
Gross profit (loss) ..............................................     39,864      17,689       7,608         175         (31)
Operating expenses:
      Sales and marketing ........................................     22,384      11,658       7,366       2,965         847
      Research and development ...................................      9,289       7,373       6,213       2,731       1,883
      General and administrative .................................      3,478       2,563       1,317         603         240
      Amortization of goodwill and other purchased intangibles ...      1,590          --          --          --          --
                                                                      --------    --------    --------    --------    --------
           Total operating expenses ..............................     36,741      21,594      14,896       6,299       2,970
                                                                     --------    --------    --------    --------    --------
Income (loss) from operations ....................................      3,123      (3,905)     (7,288)     (6,124)     (3,001)
                                                                     --------    --------    --------    --------    --------
Interest and other income, net ...................................      1,313         739          46          65         166
                                                                     --------    --------    --------    --------    --------
Income (loss) before income taxes ................................      4,436      (3,166)     (7,242)     (6,059)     (2,835)
Provision for income taxes .......................................        550          --          --          --          --
                                                                     --------    --------    --------    --------    --------
Net income (loss) ................................................   $  3,886    $ (3,166)   $ (7,242)   $ (6,059)   $ (2,835)
                                                                     ========    ========    ========    ========    ========
Basic income (loss) per share(1) .................................   $   0.14    $  (0.20)   $  (1.24)   $  (1.11)   $  (0.55)
                                                                     ========    ========    ========    ========    ========
Shares used in  basic per share calculation (1) ..................     26,963      15,510       5,840       5,482       5,182
                                                                     ========    ========    ========    ========    ========
Diluted income (loss) per share  (1) .............................   $   0.13    $  (0.20)   $  (1.24)   $  (1.11)   $  (0.55)
                                                                     ========    ========    ========    ========    ========
Shares used in diluted per share calculation (1) .................     29,950      15,510       5,840       5,482       5,182
                                                                     ========    ========    ========    ========    ========

                                                                     December 31,
                                                 --------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                  ----       ----       ----       ----       ----
                                                                    (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
 investments ..................................  $24,153    $32,730    $ 3,191    $ 1,040    $ 1,252
Working capital (deficit) .....................   20,744     24,416     (3,318)    (1,564)       637
Total assets ..................................   53,381     39,798      7,587      3,664      1,710
Long-term obligations, less current portion ...       --         --        124        213        144
Stockholders' equity (deficit) ................   31,636     26,034     (2,202)    (1,191)       870

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The statements contained in this Report on Form 10-K that are not purely historical statements are forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. See "Risk Factors that May Affect Future Results" and "Special Note Regarding Forward-Looking Statements" in this Report on Form 10-K and the risks discussed in other reports filed by us from time to time with the Securities and Exchange Commission.

Overview

      We are a leading provider of e.Business reporting solutions that enable organizations to systematically extract, publish and disseminate information across distributed computing environments. We began shipping our first product in January 1996. We sell software products through two primary means: (i) directly to end user customers through our direct sales force and (ii) through indirect channel partners such as e.Business application vendors, resellers and distributors. e.Business application vendors generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end user customers. Our revenues are derived primarily from license fees for software products and, to a lesser extent, fees for services relating to such products, including software maintenance and support, training and consulting. In June 1999, we acquired all of the outstanding shares of Actuate Holding, B.V. ("BV"), the parent company of our distributors based in France, Germany and the United Kingdom. The acquisition was accounted under the purchase method of accounting. In connection with this acquisition, we recorded $9.6 million in goodwill and various intangible assets, which are being amortized over periods not exceeding four years on a straight-line basis. The results of operations of BV and the estimated fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition.

      License fee revenues from sales of software products directly to end user customers are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order and shipment of the product, provided no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Our products do not require significant customization. The majority of license fee revenues from direct sales to end user customers is from sales of specific individual products to such customers and is recognized upon shipment of the applicable product. Advance payments from end user customers, in arrangements in which the end user customer has the right to future unspecified products, are deferred and recognized as revenue ratably over the estimated term of the period, typically one year, during which the end user is entitled to receive the products. These license arrangements generally have a term of between one and five years, which can be extended upon mutual agreement by the parties, are terminable by either party in the event of a material breach of the license agreement by the other party if such breach is not cured within a specified cure period, contain certain representations, warranties and indemnities and provisions designed to limit the parties' liability under the license agreement. Furthermore, license arrangements with e.Business application vendors typically require that such vendors only license our products to their customers for use with such vendor's application. Furthermore, license arrangements with international distributors give such international distributors the exclusive right to distribute our products to end user customers headquartered in specified territories.

      License arrangements with indirect channel partners such as e.Business application vendors, resellers and distributors generally take the form of either (i) fixed price arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and resale of the licensed software for a specified term and pursuant to which license fee revenue is deferred and recognized on a straight-line basis over the term of the license agreement or (ii) arrangements pursuant to which a license fee is paid to us, which we recognize as revenue upon shipment of all the products covered under the arrangement, provided the fees are fixed and determinable and collection of the resulting receivables is deemed probable.

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

      Our revenue recognition policies are in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2 ("SOP 97-2") as modified by SOP 98-9.

      To date we have sold our products internationally primarily through our subsidiaries in Europe and our distributor in Japan. During 1999, 1998 and 1997, we derived 14%, 6% and 2% of our total revenues, respectively, from sales outside the United States. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. Although we intend to continue to invest significant resources to expand our sales and support operations outside the United States and to enter additional international markets, there can be no assurance that such efforts will be successful. In order to successfully expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. To the extent that we are unable to do so in a timely and cost-effective manner, our business, operating results and financial condition could be materially adversely affected. We are a party to an agreement with our Japanese affiliate. This agreement provides us a right to buy all the shares owned by other shareholders at a price indicated in the agreement. This price increases every year by an amount indicated in the agreement. The agreement also provides the other shareholders right to sell us all their shares at a price indicated in the agreement. This price increases every year by an amount indicated in the agreement. In connection with such acquisition, we would be required to pay a purchase price in registered shares of our Common Stock or in cash, which may have the effect of diluting existing stockholders, adversely affecting the price of our Common Stock or reducing the available cash for working capital and other purposes. This potential acquisition could cause us to recognize substantial goodwill and other intangible assets, and record amortization charges in the quarters and fiscal years immediately following the date on which such an acquisition is effected, depending upon the purchase price paid by us for such acquisition. As a result, this potential acquisition could have a material adverse effect on reported earnings per share during the periods in which we record the amortization of acquired intangible assets. Finally, this potential acquisition would require substantial management attention, impose costs on us associated with integrating the acquired entity, require us to coordinate sales and marketing efforts with the affiliate and subject us to additional, and potentially substantial, regulation as an owner of foreign subsidiaries, any of which could have a material adverse effect on our business, operating results and financial condition.

      Our limited operating history makes the prediction of future operating results difficult and unreliable. In addition, given our limited operating history and recent rapid growth, historical growth rates in our revenues should not be considered indicative of future revenue growth rates or operating results. There can be no assurance that any of our business strategies will be successful or that we will be able to maintain profitability on a quarterly or annual basis.

Results of Operations

      The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                   1999     1998     1997
                                                                   -----    -----    -----
Revenues:
   License fees ................................................     75%      81%      79%
   Services ....................................................     25       19       21
                                                                    ---      ---      ---
      Total revenues ...........................................    100      100      100
                                                                    ---      ---      ---
Cost of revenues:
    License fees ...............................................      2        5        7
    Services ...................................................     13       14       13
                                                                    ---      ---      ---
       Total cost of revenues ..................................     15       19       20
                                                                    ---      ---      ---
Gross profit ...................................................     85       81       80
                                                                    ---      ---      ---
Operating expenses:
    Sales and marketing ........................................     48       53       78
    Research and development ...................................     20       34       65
    General and administrative .................................      8       12       14
    Amortization of goodwill and other purchased intangibles ...      3       --       --
                                                                    ---      ---      ---
       Total operating expenses ................................     79       99      157
                                                                    ---      ---      ---
Income (loss) from operations ..................................      6      (18)     (77)
Interest and other income, net .................................      3        3        1
Provision for income taxes .....................................      1       --       --
                                                                    ---      ---      ---
Net income (loss) ..............................................      8%     (15)%    (76)%
                                                                    ---      ---      ---

Revenues

      Our revenues are derived from license fees and services, which include software maintenance and support, training and consulting. Total revenues increased by 130% from $9.5 million in fiscal 1997 to $21.9 million in fiscal 1998 and by 114% to $46.8 million in fiscal 1999. The acquisition of BV in June 1999 generated approximately $2.0 million in incremental revenues for fiscal 1999. No single customer accounted for more than 10% of our revenues for any of the periods presented.

      License Fees. Revenues from license fees increased by 135% from $7.5 million in fiscal 1997 to $17.8 million in fiscal 1998 and by 97% to $35.0 million in fiscal 1999. The increases were due primarily to increased sales to new customers and increased follow-on sales to existing customers and, to a lesser extent, increase in average selling prices for our products. Revenues from license fees from our indirect channel partners, including e.Business application vendors, resellers and distributors, accounted for 39%, 41% and 38% of total revenues from license fees for 1999, 1998 and 1997, respectively.

      Services. Revenues from services increased by 109% from $2.0 million in fiscal 1997 to $4.1 million in fiscal 1998 and by 185% to $11.8 million in fiscal 1999. The increases were due primarily to increases in maintenance and support and, to a lesser extent, increases in training and consulting revenues related to increases in our installed customer base.

Cost of Revenues

      License Fees. Cost of revenues from license fees consists primarily of product packaging, documentation and production costs, and related personnel and overhead allocations. Cost of revenues from license fees increased from $647,000, or 9% of revenues from license fees, in fiscal 1997 to $1.0 million, or 6% of revenues from license fees, in fiscal 1998 and decreased to $896,000, or 3% of revenues from license fees, in fiscal 1999. The increase in absolute dollars in fiscal 1998 was primarily due to the increase in the number of licenses sold. The decrease in absolute dollars in fiscal 1999 was primarily due to increase in existing customers purchasing additional licenses in which no shipments were required since existing customers may make copies of their existing software up to the amount of software licensed. The decrease in cost of license fees revenues as a percentage of license fees revenues were due to improved leverage in production and personnel costs and increase in the average selling price of our software. We expect cost of revenues from license fees to continue to grow in absolute dollars due to increasing licensing activity and in the event that we acquire and resell other companies' products or technologies.

      Services. Cost of services revenues consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services revenues increased from $1.3 million, or 64% of services revenues, in fiscal 1997 to $3.2 million, or 77% of services revenues, in fiscal 1998 and to $6.0 million, or 51% of services revenues, in fiscal 1999. The increases in absolute dollars were primarily due to increases in customer support personnel and increased third-party costs to support the growing needs of our customers. In fiscal 1999 cost of services revenues includes approximately $1.0 million relating to cost of services incurred by our European subsidiaries since their acquisition in June 1999. The increase in cost of services as a percentage of services revenues in fiscal 1998 was due to costs of expanding our support and maintenance organization to meet the growing customer base and the decrease in fiscal 1999 was due to efficiency and economies of scale. We expect cost of services to continue to grow in absolute dollars as we continue to hire additional customer support personnel.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel and facility expenses. Sales and marketing expenses increased by 58% from $7.4 million in fiscal 1997 to $11.7 million, or 53% of total revenues, in fiscal 1998 and by 92% to $22.4 million, or 48% of total revenues, in fiscal 1999. The increases in absolute dollars were primarily due to the hiring of additional sales and marketing personnel, higher sales commissions associated with increased revenues and increased marketing activities. In fiscal 1999, sales and marketing expenses include approximately $2.5 million of sales and marketing expenses incurred by our European subsidiaries since their acquisition in June 1999. The decrease in sales and marketing expenses as a percentage of total revenues was due to revenues increasing at a faster rate than sales and marketing expenses. We expect that sales and marketing expense will continue to increase in absolute dollars in future periods as we continue to hire additional sales and marketing personnel, establish additional sales offices, expand international distribution channels and increase promotional activities.

      Research and Development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased by 19% from $6.2 million in fiscal 1997 to $7.4 million, or 34% of total revenues, in fiscal 1998 and by 26% to $9.3 million, or 20% of total revenues, in fiscal 1999. The increases in absolute dollars were primarily due to increased personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing, depreciation of capital expenditures and facilities costs. The decreases in research and development expenses as a percentage of total revenues were due to revenues increasing at a faster rate than research and development expenses. We believe that a significant level of investment in product development is essential to maintain product leadership and anticipates research and development expenses to increase in absolute dollars in future periods for developing new products and providing enhancements to current products.

      General and Administrative. General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal and accounting expenses. General and administrative expenses increased by 95% from $1.3 million in fiscal 1997 to $2.6 million, or 12% of total revenues, in fiscal 1998 and by 36% to $3.5 million, or 7% of total revenues, in fiscal 1999. The increases in absolute dollars were primarily due to increases in personnel and related costs and professional fees necessary to manage and support our growth and facilities expansion. The decreases as a percentage of total revenues were due to revenues increasing at a faster rate than general and administrative expenses. We believe that general and administrative expenses will continue to increase in absolute dollars in future periods as we hire additional personnel to support expanded operations.

      Deferred Compensation. We recorded deferred compensation of $nil in 1999, approximately $619,000 in 1998 and $197,000 in 1997. In fiscal 1999, 1998 and
1997, we recorded amortization expense of approximately $91,000, $333,000, and $90,000, respectively. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of our Common Stock at the time of such grants. All such deferred compensation expense has been included in general and administrative expenses. At December 31, 1999, we have approximately $142,000 remaining to be amortized over the corresponding vesting period of each respective option, generally five years.

      Amortization of Goodwill and Other Purchased Intangibles. In connection with the acquisition of BV in June 1999, we incurred direct merger-related expenses of approximately $304,000 comprised primarily of professional fees. The acquisition was accounted for by the purchase method of accounting, which resulted in the recognition of $9.6 million in goodwill and other intangible assets. Goodwill and other intangibles are being amortized on a straight-line basis over periods not exceeding four years. In fiscal 1999, we recorded amortization expense of approximately $1.6 million. Approximately $8.0 million remains to be amortized.

Interest and Other Income, Net

      Interest and other income, net, is comprised primarily of interest income earned by us on our cash and short-term investments. Interest and other income, net, increased from a net income of $46,000 in fiscal 1997 to $739,000 in fiscal 1998, and increased to $1.3 million in fiscal 1999. The increases were primarily the result of interest income earned on investment of $30.9 million in net proceeds from our initial public offering in July 1998.

Provision for Income Taxes

      Prior to 1999, we incurred losses and we had not recorded any provision for income taxes. For 1999, the provision for income taxes was $550,000 consisting of federal and state taxes. The provision for income taxes as a percentage of pretax income was 12%, reflecting the utilization of operating loss carryforwards.

      As of December 31, 1999, we had federal net operating loss carryforwards of approximately $8.5 million. We also had federal research and development tax credit carryforwards of approximately $1.5 million at December 31, 1999. The net operating loss and credit carryforwards will expire beginning in 2008 through 2019, if not utilized.

      Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. See Note 10 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

      Since inception, we have funded our operations primarily through approximately $14.3 million in net proceeds from the private sales of preferred stock and cash from operations. In July 1998, we completed our initial public offering whereby we sold 6,280,000 shares of our Common Stock, adjusted for stock split. The net proceeds to us, after deducting expenses relating to the offering, were $30.9 million.

      As of December 31, 1999, we had cash and cash equivalents of $6.6 million and short-term investments of $17.5 million in highly liquid, high quality debt securities and a certificate of deposit classified as available-for-sale. In fiscal 1999, we generated positive cash flow of $1.8 million from operating activities, and used $138,000 in fiscal 1998 and $2.8 million in fiscal 1997 in operating activities.

      Net cash used in investing activities was $18.5 million in fiscal 1999, $11.8 million in fiscal 1998, and $1.3 million in fiscal 1997. In fiscal 1999, net cash was used primarily in the acquisition of BV and purchase of short-term investments. In fiscal 1998, net cash was used primarily for purchase of short-term investments.

      Net cash provided by financing activities was $1.4 million in fiscal 1999, $30.8 million in fiscal 1998, and $6.0 million in fiscal 1997. Cash from financing activities in fiscal 1999 primarily reflect net proceeds from sales of common stock issued upon exercise of options under stock option and stock purchase plans. Cash from financing activities in fiscal 1998 primarily reflect net proceeds from sales of common stock issued during the initial public offering. Cash from financing activities in fiscal 1997 primarily reflect net proceeds from private sales of preferred stock.

      We believe that our current cash balances and cash generated from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may find it necessary to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to our current stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the acquisition of our Japanese distributor, or products or to obtain the right to use complementary technologies.

Recently Issued Accounting Pronouncement

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended, will be effective from our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS 133 will not have a material effect on the financial statements as we currently do not utilize derivative instruments.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations.

Year 2000 Readiness

      Computer systems and software must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many software and computer systems that accepted only two digit entries needed to be upgraded in order to accept dates beginning January 1, 2000. To date, we have not experienced any date related problems with our software. In addition, we have not been made aware of, nor have we experienced, date related problems with any third-party software. Also, we do not believe that we will incur material costs in the future because of date related problems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During 1999, 1998 and 1997, we derived 14%, 6% and 2% of our total revenues, respectively, from sales outside the United States. The majority of international revenues are denominated in U.S. dollars. Our exposure to market risk with respect to fluctuations in the relative value of currencies is limited. However, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country and may result in a reduction in sales and profitability in that country. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations in 1999 was not material

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shift in the general level of U.S. interest rates we invest in short-term securities and maintain an average maturity of one year or less. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding our Directors and Executive Officers is incorporated herein by reference from the section entitled "Election of Directors" of our definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Year 2000 Annual Meeting of Stockholders. The Proxy Statement is anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 1999.

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

(a)(3) Exhibits

Exhibit
 No.                                                Description
 ---                                                -----------
3.1        Form of Third Amended and Restated Certificate of Incorporation.
3.2 (1)    Form of Bylaws of the Registrant.
4.1 (1)    Reference is made to Exhibits 3.1 and 3.2.
4.2 (1)    Specimen Common Stock Certificate.
10.1 (1)   Form of Indemnification Agreement.
10.2 (1)   1994 Stock Option Plan, as amended.
10.3 (1)   1998 Equity Incentive Plan.
10.4 (1)   1998 Employee Stock Purchase Plan.
10.5 (1)   1998 Non-Employee Directors Option Plan.
10.6 (1) Office Lease, as amended, between the Company and 999 BW Corporation dated March 27, 1995.
10.7 (2) Amendment No. 7 to Office Lease between the Company and Spieker Properties, L.P. dated September 8, 1998.
10.8 (1) Sublease Agreement between the Company and Cisco Systems, Inc. dated January 15, 1998.
10.9 (1) Promissory Note between the Company and Actuate Japan, Co., Ltd. dated December 27, 1997.
10.10 (1)  Stockholders Agreement between the Company and Air Co., Ltd., Toshiba
           Information Systems Corporation, Computer Institute of Japan, Ltd., Sumitomo Metal Industries and Masanori Harada, dated March 29, 1996.
10.11 (2)  Letter Agreement between the Company and Actuate Japan, Co., Ltd.
           dated September 17, 1998.
10.12 (2)  Actuate Japan Agreement between the Company and Actuate Japan, Co.,
           Ltd. dated August 15, 1998.
10.13 (1)  Offer Letter between the Company and Daniel A. Gaudreau dated May 7,
           1997.
10.14 (1)  Offer Letter between the Company and Hamid Bahadori dated May 20,
           1998.
10.15 (3)  Office Building Lease between the Actuate and HMS Gateway Office,
           L.P. dated August 18, 1999.
10.16 (3)  First Amendment to Office Building Lease between the Actuate and HMS
           Gateway Office, L.P. dated September 30, 1999.
10.17 (4)Stock Purchase Agreement dated June 4, 1999, among the Company, Actuate Holding, B.V.and the stockholders of Actuate Holding, B.V.
23.1       Consent of Ernst & Young LLP, Independent Auditors
24.1       Power of Attorney. (see page 28)
27.1       Financial Data Schedule.

----------
(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741).
(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(3) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(4)   Incorporated by reference to our Report on Form 8-K filed on July 2, 1999.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by us during the fourth quarter of the fiscal year ended December 31, 1999.

(c)   Exhibits

      See (a)(3) above.

(d)   Financial Statement Schedule

      See (a)(2) above.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                        ACTUATE CORPORATION
                                        (Registrant)


                                      By: /s/ DANIEL A. GAUDREAU
                                          --------------------------------------
                                              Daniel A. Gaudreau
                                      Senior Vice President, Finance and
                                      Administration and Chief Financial Officer

Date: March 29 , 2000

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

       Signature                          Title                      Date
       ---------                          -----                      ----

/s/ NICOLAS C. NIERENBERG     Chairman of the Board and Chief    March 29, 2000
---------------------------   Executive Officer (Principal
    Nicolas C. Nierenberg     Executive Officer)


/s/ DANIEL A. GAUDREAU        Senior Vice President, Finance     March 29, 2000
---------------------------   and Administration and Chief
    Daniel A. Gaudreau        Financial Officer (Principal
                              Financial and Accounting
                              Officer)


/s/ PETER I. CITTADINI        Director, President and Chief      March 29, 2000
---------------------------   Operating Officer
    Peter I. Cittadini


/s/ GEORGE B. BEITZEL         Director                           March 29, 2000
---------------------------
    George B. Beitzel


/s/ JAMES W. BREYER           Director                           March 29, 2000
---------------------------
    James W. Breyer


/s/ ARTHUR C. PATTERSON       Director                           March 29, 2000
---------------------------
    Arthur C. Patterson


/s/ NANCY J. SCHOENDORF       Director                           March 29, 2000
---------------------------
    Nancy J. Schoendorf


/s/ STEVEN D. WHITEMAN        Director                           March 29, 2000
---------------------------
    Steven D. Whiteman

                               ACTUATE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Ernst & Young LLP, Independent Auditors............................F-2
Consolidated Balance Sheets .................................................F-3
Consolidated Statements of Operations .......................................F-4
Consolidated Statements of Stockholders' Equity .............................F-5
Consolidated Statements of Cash Flows .......................................F-6
Notes to Consolidated Financial Statements...................................F-7

               REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
   Actuate Corporation

      We have audited the accompanying consolidated balance sheets of Actuate Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Actuate Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
January 12, 2000

                               ACTUATE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                December 31,
                                                           --------------------
                                                              1999        1998
                                                           --------    --------
ASSETS
Current assets:
   Cash and cash equivalents ...........................   $  6,604    $ 21,808
   Short-term investments ..............................     17,549      10,922
   Accounts receivable, net of allowance for doubtful
      accounts of $1,553 at December 31, 1999 and
      $794 at December 31, 1998 ........................     17,229       5,050
   Prepaids and other current assets ...................      1,107         400
                                                           --------    --------
Total current assets ...................................     42,489      38,180
Property and equipment, net ............................      2,438       1,405
Goodwill and other purchased intangibles ...............      8,024          --
Other assets ...........................................        430         213
                                                           --------    --------
                                                           $ 53,381    $ 39,798
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................   $  1,749    $  1,210
   Accrued compensation ................................      3,694       1,293
   Other accrued liabilities ...........................      3,769       3,393
   Deferred revenue ....................................     12,168       7,868
   Income taxes payable ................................        365          --
                                                           --------    --------
Total current liabilities ..............................     21,745      13,764
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value, issuable in
      series: 5,000,000 shares authorized; none
      issued and outstanding at December 31, 1999 and
      1998 .............................................         --          --
   Common stock, $0.001 par value, 35,000,000 shares
      authorized; 27,738,303 and 27,558,698 shares
      issued and outstanding at December 31, 1999 and
      1998, respectively ...............................         28          28
   Additional paid-in capital ..........................     47,844      46,578
   Note receivable from officer ........................         --         (40)
   Deferred stock compensation .........................       (142)       (393)
   Accumulated other comprehensive income ..............        159          --
   Accumulated deficit .................................    (16,253)    (20,139)
                                                           --------    --------
Total stockholders' equity .............................     31,636      26,034
                                                           --------    --------
                                                           $ 53,381    $ 39,798
                                                           ========    ========

                             See accompanying notes.

                               ACTUATE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                          Year ended December 31,
                                                     --------------------------------
                                                        1999        1998        1997
                                                     --------    --------    --------
Revenues:
  License fees ....................................  $ 35,014    $ 17,750    $  7,542
  Services ........................................    11,767       4,122       1,976
                                                     --------    --------    --------
Total revenues ....................................    46,781      21,872       9,518
                                                     --------    --------    --------
Costs and expenses:
  Cost of license fees ............................       896       1,012         647
  Cost of services ................................     6,021       3,171       1,263
  Sales and marketing .............................    22,384      11,658       7,366
  Research and development ........................     9,289       7,373       6,213
  General and administrative ......................     3,478       2,563       1,317
  Amortization of goodwill and other
    purchased intangibles .........................     1,590           _           _
                                                     --------    --------    --------

Total costs and expenses ..........................    43,658      25,777      16,806
                                                     --------    --------    --------
Income (loss) from operations .....................     3,123      (3,905)     (7,288)
Interest and other income, net ....................     1,313         739          46
                                                     --------    --------    --------
Income (loss) before income taxes .................     4,436      (3,166)     (7,242)
                                                     --------    --------    --------
Provision for income taxes ........................       550          --          --
                                                     --------    --------    --------

Net income (loss) .................................  $  3,886    $ (3,166)   $ (7,242)
                                                     ========    ========    ========

                                                                                    $
Basic income (loss) per share .....................  $   0.14    $  (0.20)   $  (1.24)
                                                     ========    ========    ========
Shares used in  basic per share
  calculation .....................................    26,963      15,510       5,840
                                                     ========    ========    ========

Diluted income (loss) per share ...................  $   0.13    $  (0.20)   $  (1.24)
                                                     ========    ========    ========
Shares used in diluted per share
  calculation .....................................    29,950      15,510       5,840
                                                     ========    ========    ========

                             See accompanying notes.

                               ACTUATE CORPORATION
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                        (in thousands, except share data)


                                                                                                    Note
                                              Preferred Stock         Common Stock   Additional  Receivable   Deferred
                                             -----------------      ----------------   Paid-in      from        Stock
                                             Shares     Amount      Shares    Amount   Capital     Officer   Compensation
                                             ------     ------      ------    ------   -------     -------   ------------
Balance at December 31, 1996 ............   11,099,610    $ 11     6,078,894    $  6   $  8,563    $(40)       $  --
                                            ----------    ----     ---------    ----   --------    ----        ---
Issuance of Series D convertible
  preferred stock, net of issuance
  costs of $26 ..........................    1,879,854       2            --      --      5,827      --           --
Issuance of common stock for
  services ..............................           --      --         3,210      --          1      --           --
Issuance of common stock upon
  exercise of stock options, net of
  repurchases ...........................           --      --     1,620,466       2        232      --           --
Issuance of common stock for
  acquisition of intellectual
  property ..............................           --      --       250,000      --         77      --           --
Deferred compensation related to
  grant of stock options ................           --      --            --      --        197      --         (197)

Amortization of deferred compensation ...           --      --            --      --         --      --           90

Net loss ................................           --      --            --      --         --      --           --
                                            ----------    ----     ---------    ----   --------    ----        ---
Balance at December 31, 1997 ............   12,979,464      13     7,952,570       8     14,897     (40)        (107)
Issuance of common stock upon
  exercise of stock options, net of
  repurchases ...........................           --      --       346,664       1        200      --           --
Issuance of common stock in public
  offering, net of issuance costs of
  $3,672 ................................           --      --     6,280,000       6     30,862      --           --
Conversion of convertible preferred
   stock
   into common stock ....................  (12,979,464)    (13)   12,979,464      13         --      --           --
Deferred compensation related to
  grant of stock options ................           --      --            --      --        619      --         (619)

Amortization of deferred compensation ...           --      --            --      --         --      --          333

Net loss ................................           --      --            --      --         --      --           --
                                           -----------    ----    ----------     ---     ------     ---         ----
Balance at December 31, 1998 ............           --      --    27,558,698      28     46,578     (40)        (393)
Issuance of common stock upon
  exercise of stock options, net of
  repurchases ...........................           --      --       (42,595)     --        244      --           --
Issuance of common stock under
  Employee Stock Purchase Plan ..........           --      --       222,200      --      1,123      --           --
Amortization of deferred compensation,
   net of cancellations .................           --      --            --      --       (160)     --          251
Tax benefits from employee stock
  options ...............................           --      --            --      --         59      --           --

Currency translation adjustment .........           --      --            --      --         --      --           --

Payment on note receivable ..............           --      --            --      --         --      40           --

Net income ..............................           --      --            --      --         --      --           --
                                            ----------    ----     ---------    ----   --------    ----        ---
Balance at December 31, 1999 ............           --    $ --    27,738,303    $ 28   $ 47,844    $ --        $(142)
                                           ===========    ====    ==========     ===     ======     ===         ====


                                                                            Total
                                              Accumulated                Stockholders'
                                                 other                    Equity (Net
                                             Comprehensive   Accumulated     Capital
                                                 Income       Deficit      Deficiency)
                                                 ------       -------      -----------
Balance at December 31, 1996 ............        $ --        $ (9,731)      (1,191)
Issuance of Series D convertible
  preferred stock, net of issuance
  costs of $26 ..........................          --              --        5,829
Issuance of common stock for
  services ..............................          --              --            1
Issuance of common stock upon
  exercise of stock options, net of
  repurchases ...........................          --              --          234
Issuance of common stock for
  acquisition of intellectual
  property ..............................          --              --           77
Deferred compensation related to
  grant of stock options ................          --              --           --

Amortization of deferred compensation ...          --              --           90

Net loss ................................          --          (7,242)      (7,242)
                                                 ----         -------       ------
Balance at December 31, 1997 ............          --         (16,973)      (2,202)
Issuance of common stock upon
  exercise of stock options, net of
  repurchases ...........................          --              --          201
Issuance of common stock in public
  offering, net of issuance costs of
  $3,672 ................................          --              --       30,868
                                                 ----         -------       ------
Conversion of convertible preferred
   stock
   into common stock ....................          --              --           --
Deferred compensation related to
  grant of stock options ................          --              --           --

Amortization of deferred compensation ...          --              --          333

Net loss ................................          --          (3,166)      (3,166)
                                                 ----         -------       ------
Balance at December 31, 1998 ............          --         (20,139)      26,034
Issuance of common stock upon
  exercise of stock options, net of
  repurchases ...........................          --              --          244
Issuance of common stock under
  Employee Stock Purchase Plan ..........          --              --        1,123
Amortization of deferred compensation,
   net of cancellations .................          --              --           91
Tax benefits from employee stock
  options ...............................          --              --           59

Currency translation adjustment .........         159              --          159

Payment on note receivable ..............          --              --           40

Net income ..............................          --           3,886        3,886
                                                 ----         -------       ------
Balance at December 31, 1999 ............        $159        $(16,253)    $ 31,636
                                                 ====         =======       ======

                             See accompanying notes.

                               ACTUATE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                          Year ended December 31,
                                                     --------------------------------
                                                        1999        1998        1997
                                                     --------    --------    --------
Operating activities
  Net income (loss) ...............................  $  3,886    $ (3,166)   $ (7,242)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of deferred compensation .........        91         333          90
    Amortization of goodwill and other
      intangibles .................................     1,590          --          --
    Depreciation ..................................     1,048         695         402
    Loss on disposal of fixed assets ..............        --          70          --
    Issuance of common stock for services and
      intellectual property .......................        --          --          78
    Change in current assets and liabilities:
      Accounts receivable .........................   (12,179)     (2,066)     (1,111)
      Other current assets ........................      (707)       (228)         (7)
      Accounts payable ............................       539         367         547
      Accrued compensation ........................     2,401         296         629
      Income taxes payable ........................       423          --          --
      Other accrued liabilities ...................       376       1,714       1,339
      Deferred revenue ............................     4,300       1,847       2,512
                                                     --------    --------    --------
Net cash generated by (used in) operating
  activities ......................................     1,768        (138)     (2,763)
                                                     --------    --------    --------
Investing activities
  Purchase of property and equipment ..............    (2,081)     (1,074)     (1,003)
  Purchases of short-term investments .............   (26,445)    (10,922)       (290)
  Proceeds from maturity of short-term
  investments .....................................    19,818         290          --
  Acquisition of Actuate Holding, B.V.,
    including payment of assumed net liabilities ..    (9,614)         --          --
  Increase in other assets ........................      (217)        (69)        (53)
                                                     --------    --------    --------
Net cash used in investing activities .............   (18,539)    (11,775)     (1,346)
                                                     --------    --------    --------
Financing activities
  Proceeds from issuance of stock, net of
    issuance costs and repurchases ................     1,368      31,069         234
  Payments on capital lease obligations ...........        --        (249)        (93)
  Proceeds from issuance of preferred stock .......        --          --       5,829
  Repayment of stockholder's note .................        40          --          --
                                                     --------    --------    --------
Net cash provided by financing activities .........     1,408      30,820       5,970
                                                     --------    --------    --------
Net increase (decrease) in cash and cash
  equivalents .....................................   (15,363)     18,907       1,861
Change in cumulative translation adjustment .......       159          --          --
Cash and cash equivalents at beginning of year ....    21,808       2,901       1,040
                                                     --------    --------    --------
Cash and cash equivalents at end of year ..........  $  6,604    $ 21,808    $  2,901
                                                     --------    --------    --------
Supplemental disclosure of cash flow information
Interest paid .....................................  $     56    $     22    $     81
                                                     ========    ========    ========
Incomes taxes paid ................................  $    130    $     --    $     --
                                                     ========    ========    ========

                             See accompanying notes.

                               ACTUATE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

1. Summary of Significant Accounting Policies

Description of Business

      Actuate Corporation (the "Company" or "Actuate") was incorporated on November 16, 1993 in the State of California and reincorporated in the State of Delaware on July 7, 1998. In May 1999, we changed our name to our current name from Actuate Software Corporation following our stockholders' approval at the annual meeting of stockholders. We are a leading provider of e.Reporting solutions for e.Business. Our e.Reporting Suite 4 allows organizations to publish high-value business information on e.Business Web sites for use by customers, partners and employees. e.Reporting enables a company to enhance its e.Business Web site, beyond brochureware and transaction capabilities, with post-transaction content such as stock portfolio reports, client statements and performance metrics, thereby maximizing the value of corporate information and creating a more loyal customer base. Our e.Reporting Suite 4 is a scalable, dynamic Web data publishing platform that can be seamlessly integrated into any e.Business Web site. Our e.Reporting system's server-centric architecture provides the building blocks for an e.Business reporting environment of any size. Our solution's open environment allows developers to create reports from virtually any data source and in virtually any format required by an e.Business. Our products have been adopted in a wide variety of industries, including financial services, telecommunications, technology, health care and others and by a wide variety of organizations including Fortune 1000 companies, e.Business application vendors and dot-com start-ups. We sell our products in the United States primarily through our direct sales force. Outside the United States, we sell our products through our direct sales force in the countries in which we have an office and through distributors.

Basis of Presentation

      The consolidated financial statements include the accounts of Actuate, Actuate Holding, B.V. ("BV") and Actuate Australia Pty Limited. All significant intercompany transactions have been eliminated.

      During 1999, we completed the acquisition of BV. The acquisition was accounted for under the purchase method of accounting. In accordance with the purchase method of accounting, the Consolidated Statements of Operations include BV's operating results from the date of acquisition.

Investment in Affiliate

      In 1996, we made an equity investment of approximately $95,000 in Actuate Japan Company Ltd. ("Actuate Japan"). In June 1999, we purchased additional shares from an existing shareholder for approximately $168,000. As of December 31, 1999, we have approximately 16.7% of the outstanding voting stock of Actuate Japan. This investment is accounted for on the equity basis due to our ability to exercise significant influence. Between 1996 and 1999, we provided a total of $510,000 in the form of loans to Actuate Japan. At December 31, 1999, the remaining loan balance was $276,000. To date, Actuate Japan has been primarily funded by investors other than us. We believe that such investments will continue until the stage at which Actuate Japan generates cash from its own operations. We will continue to assess the recoverability of the remaining loan balance. During 1999, we recognized approximately $100,000 in equity losses relating to our investment in Actuate Japan.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Net Revenue

      Revenue from license fees from sales of software products directly to end-user customer or indirect channel partner is recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product, if no significant vendor obligations remain, there are no uncertainties surrounding product acceptance, the license fees are fixed and determinable, and collection of the license fee is considered probable. Our products do not require significant customization. The majority of end user license revenues are derived from end user customer orders for specific individual products. These types of transactions are recognized as revenue upon shipment of product. Advance payments from end-users, in arrangements in which the end user customer has the right to future unspecified products, are deferred and recognized as revenue ratably over the estimated term of the period, typically one year, during which the end-user is entitled to receive the products. If the license agreement contains extended payment terms, revenue is recognized as the payments become due, assuming that all other revenue recognition criteria are met.

      License arrangements with enterprise application vendors, resellers and distributors generally take the form of either (a) fixed price arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and sublicensing of the licensed software for a specified term and pursuant to which license fee revenue is deferred and recognized on a straight-line basis over the term of the license agreement or (b) arrangements pursuant to which a license fee is paid to us, which we recognize as revenue based on the enterprise application vendor's sell-through.

      Service revenues are primarily comprised of revenue from maintenance agreements, training and consulting fees. Revenue from maintenance agreements is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year. Service revenues from training and consulting are recognized upon completion of the work to be performed. When we provide a software license and the related maintenance for one bundled price, the fair value of the maintenance, based on the price charged for that element separately, is deferred and recognized ratably over the term of the respective agreement.

      In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 modifies Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2") by requiring revenue to be recognized using the "residual method" if certain conditions are met. We adopted the provisions of SOP 98-9 for the year ended December 31, 1999. The adoption of SOP 98-9 has not had a significant effect on our consolidated financial statements.

      Based upon our interpretation of current available guidance, we believe our revenue recognition policies are in accordance with SOP 97-2, as modified by SOP 98-9

Cash, Cash Equivalents and Short-Term Investments

      Cash and cash equivalents consist of cash deposited with banks and highly liquid, high quality debt securities with original maturities of 90 days or less. All short-term investments are classified as available-for-sale, are carried at amortized cost, which approximates fair value, and consist of high quality debt securities with original maturities between 90 days and one year.

Concentration of Credit Risk

      Financial instruments that potentially subject us to concentration of credit risk consist principally of marketable investments and accounts receivable. We place our investments with high-credit-quality multiple issuers. We sell to a diverse customer base primarily to customers in the United States. No single customer has accounted for more than 10% of our sales in any period presented. Sales for the year ended December 31, 1999, 1998 and 1997 are shown net of customer returns of approximately $435,000, $639,000 and $290,000 respectively. We do not require collateral on sales with credit terms. During the years ended December 31, 1999, 1998 and 1997, respectively, we added approximately $876,000, $548,000 and $630,000 to our bad debt reserves. Total write-offs of uncollectible amounts were approximately $117,000, $328,000 and $139,000 in these years, respectively.

Fair Value of Financial Instruments

      The fair values for marketable debt securities are based on quoted market prices. The carrying value of these securities approximates their fair value.

      The fair value of notes was estimated by discounting the future cash flows using the then current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying value of the note receivable from officer approximates the fair value.

Research and Development

      Research and development expenditures are expensed to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Costs incurred by us between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 1999, all research and development costs have been expensed.

      We adopted SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" during fiscal 1999, which requires capitalization of certain costs incurred during the development of internal use software. Through December 31, 1999, capitalizable costs incurred have not been significant for any development project. Accordingly, we have charged all costs to research and development expense in the periods they were incurred.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets that range from three to five years.

Intangible Assets

      Goodwill and various intangible assets were recognized related to our acquisition of BV in June 1999. These amounts are being amortized over a period not exceeding four years using the straight-line method. At December 31, 1999, gross intangible assets were $9,614,000 and related accumulated amortization was $1,590,000 at December 31, 1999.

Impairment of Long-Lived Assets

      We evaluate long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There were no long-lived assets that were considered to be impaired during the periods presented.

Advertising Expenses

      Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $25,000 in fiscal 1999, $2,000 in fiscal 1998 and nil in fiscal 1997.

Income Taxes

      Income taxes are accounted for under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Currency Translation

      Actuate translates the assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in stockholders' equity in the consolidated balance sheet. Currency transaction gains or losses are recognized in current operations and have not been significant to our operating results in any period.

Stock Dividend

      We announced a two-for-one stock split (in the form of a stock dividend) on November 8, 1999, which was distributed at the close of business on December 2, 1999. All earnings (loss) per share amounts, as well as references to common stock and stockholders' equity amounts have been restated as if this stock dividend had occurred as of the earliest period presented.

Stock-Based Compensation

      We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we have elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations and to adopt the pro forma disclosure alternative as described in SFAS 123 in accounting for our employee stock option plan (see Note 9).

Net Income (Loss) Per Share

      Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock less weighted-average shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options using the treasury stock method.

      Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued from nominal consideration, prior to effective date of our initial public offering
(IPO), would be included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. To date, we have not had any issuance or grants for nominal consideration.

      The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):


                                                             Year ended December 31,
                                                        --------------------------------
                                                           1999        1998        1997
                                                        --------    --------    --------
Net income (loss) ....................................  $  3,886    $ (3,166)   $ (7,242)
                                                        ========    ========    ========
Basic:
    Weighted-average shares of common stock
     outstanding .....................................    27,656      16,708       7,156
    Weighted-average shares subject to repurchase ....      (693)     (1,198)     (1,316)
                                                        --------    --------    --------
Shares used in computing basic net income (loss) per
 share ...............................................    26,963      15,510       5,840
                                                        ========    ========    ========
Basic net income (loss) per share ....................  $   0.14    $  (0.20)   $  (1.24)
                                                        ========    ========    ========
Diluted:
  Shares used above ..................................    26,963      15,510       5,840
  Effect of dilutive potential common shares .........     2,987          --          --
                                                        --------    --------    --------
  Shares used in computing diluted net income (loss)
   per share .........................................    29,950      15,510       5,840
                                                        ========    ========    ========
Diluted net income (loss) per share ..................  $   0.13    $  (0.20)   $  (1.24)
                                                        ========    ========    ========

      The total number of potential common shares excluded from the calculation of diluted net loss per share was 1,286,300 in fiscal year 1998 and 458,540 in fiscal 1997. These instruments have been excluded because their effect would be antidilutive.

Comprehensive Income (Loss)

      Other comprehensive income (loss) includes currency translation adjustments and unrealized gains or losses that are not included in net loss, but, rather are recorded directly in stockholders' equity. Total comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Total comprehensive income (loss) approximated net income (loss) for all periods presented.

Segment Information

      We have organized our business in a single operating segment, the marketing and sale of software products for developing, administering, viewing and distributing reports in both client server and Internet environments. Further, we derive most of our revenue from our operations in the United States. See Note 11 for geographic information.

Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended, will be effective from our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS 133 will not have a material effect on the financial statements as we currently do not utilize derivative instruments.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations.

2. Investment in Affiliate

      In March 1996, we established a joint venture company in Japan with six other corporate partners. We received approximately 8.3% of the equity ownership of the venture known as Actuate Japan. In June 1999, we purchased additional shares from an existing shareholder raising our equity ownership to 16.7%.

      We have a call option for all of the shares issued to the other investors at a fixed price indicated in the agreement that increases each year after the third year of the joint venture company. The price to purchase the remaining (approximately 83.3%) of Actuate Japan was approximately $2.0 million as of December 31, 1999 and will be approximately $3.9 million as of April 2002, based on current exchange rates.

      Since March 1999, the other corporate partners have the right to sell us, at their discretion, all of their outstanding shares at a fixed price indicated in the agreement that increases each year. This price was approximately $2.0 million as of December 31, 1999 and will be approximately $3.9 million as of April 2002, based on current exchange rates.

3. Acquisition

      In June 1999, we acquired all of the outstanding stock of Actuate Holding, B.V. ("BV"), the parent company of our distributors based in France, Germany and the United Kingdom, for cash. The total purchase price was $9.6 million, representing a payment of $6.0 million in cash and the assumption of net liabilities of $3.6 million, which includes direct merger costs of approximately $0.3 million. The acquisition was accounted for by the purchase method of accounting. The results of operations of BV and the estimated fair value of assets acquired and liabilities assumed are included in our financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $-8.6 million to customer base, $0.9 million to assembled workforce and $0.1 million to goodwill. Intangible assets and goodwill arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years.

      The following unaudited pro-forma financial information assumes the acquisition occurred at the beginning of the periods in which the acquisition took place and, for comparative purposes, at the beginning of the immediately preceding year. These results have been prepared for information purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisition been made as discussed above. In addition, they are not intended to be a projection of future results (in thousands): Year Ended December 31,

                                                                Year Ended
                                                                December 31,
                                                           --------------------
                                                              1999        1998
                                                           --------    --------
Revenues ...............................................   $ 48,367    $ 23,442
Net income (loss) ......................................   $  1,554    $ (8,669)
Net income (loss) per share ............................   $   0.05    $  (0.56)

4. Short-Term Investments

      The following table summarizes the amortized cost, which approximates the fair value of our investments and their contractual maturities (in thousands):

                                                                December 31,
                                                           --------------------
                                                              1999        1998
                                                           --------    --------
Corporate debt obligations and deposits ................   $ 20,446    $ 18,077
                                                           ========    ========
Included in cash and cash equivalents ..................   $  2,897    $  7,155
Included in short-term investments .....................     17,549      10,922
                                                           --------    --------
Due within one year ....................................   $ 20,446    $ 18,077
                                                           ========    ========

5. Property and Equipment

      Property and equipment consists of the following (in thousands):

                                                                December 31,
                                                           --------------------
                                                              1999        1998
                                                           --------    --------
Furniture and fixtures .................................   $    439    $    316
Computers and purchased software .......................      3,720       2,094

Leasehold improvements .................................         42          --
                                                           --------    --------
                                                              4,201       2,410

Less accumulated depreciation ..........................     (1,763)     (1,005)
                                                           --------    --------
Property and equipment, net ............................   $  2,438    $  1,405
                                                           ========    ========

6. Note Receivable

      As of December 31, 1998, we had outstanding a note receivable under full recourse terms from one of our officers in the amount of $40,375, for the issuance of 269,167 shares of common stock upon exercise of the officer's stock option. Interest accrued at the rate of 6.28% per annum. The entire principal balance, together with all accrued interest, was repaid in 1999.

7. Bank Line of Credit

      In May 1998, we obtained a bank line of credit that provided for up to $5.0 million in borrowings. The interest rate on borrowed amounts was prime plus 2.25%. We were required to comply with various financial covenants, including a prohibition from paying dividends. The bank line of credit expired in May 1999 and was not renewed.

8. Commitments

Operating Lease Commitments

      In August 1999, we entered into an eight-year office building lease agreement, as amended, for approximately 64,000 square feet of office space located in South San Francisco, California. In conjunction with the signing of the office building lease, we provided the landlord with a letter of credit in the amount of $2.9 million as security deposit. We plan to move into the new facilities in March 2000. The lessor of the existing San Mateo office building has agreed to terminate the leases of the current facilities without any financial obligation as of April 2000. Rent expense for facilities under operating leases was approximately $1.1 million in 1999, $805,000 in 1998 and $441,000 in 1997. Aggregate minimum lease commitments under all operating leases are as follows (in thousands):

Fiscal year
  2000................................................................   $ 2,011
  2001................................................................     1,781
  2002................................................................     1,819
  2003................................................................     1,846
  2004................................................................     1,885
  Thereafter..........................................................     6,137
                                                                        --------
                                                                        $ 15,467
                                                                        ========

9. Stockholders' Equity

Preferred Stock

      Under the terms of the certificate of incorporation, the board of directors is authorized, subject to any limitations prescribed by law, to issue the preferred stock in one or more series. Each series shall have the rights, preferenc4es, privileges and restrictions, such as dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the right to increase or decrease the number of shares of any series, as the board of directors shall determine. The board of directors may issue preferred stock with voting or conversion rights that may have the effect of delaying ,deferring or preventing a change in control of Actuate and could adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. We currently have no plans to issue any of the preferred stock.

Common Stock

      In July 1998, we raised $30.9 million, net of issuance costs, from an initial public offering of 6,280,000 shares of common stock. All 12,979,464 shares of convertible preferred stock were converted into 12,979,464 shares of our common stock upon completion of our initial public offering.

Stock Option Plans

      In May 1994, our board of directors adopted the 1994 Stock Option Plan (the "Predecessor Plan") for issuance of common stock to employees, consultants and nonemployee directors. In May 1998, the 1998 Equity Incentive Plan (the "Plan") was adopted by the board of directors and approved by the stockholders in July 1998 as the successor to the Predecessor Plan. Outstanding options under the Predecessor Plan have been incorporated into the Plan and no further options grants will be made under the Predecessor Plan. A total of 2,600,000 shares of common stock have been reserved for issuance under the Plan. As of December 31, 1999, there were options to purchase 1,454,543 shares outstanding under the Predecessor Plan. Except as otherwise noted, options outstanding under the Predecessor Plan are subject to substantially the same terms as described below for option awards under the Plan. As of January 1 of each year, the number of shares reserved for issuance under the Plan will be increased automatically by the lesser of (i) 5% of the total number of shares of Common Stock then outstanding or (ii) 1,400,000 shares.

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

      Options granted under the Predecessor Plan are generally exercisable upon grant, subject to repurchase rights by us until vested. Options granted under the Plan are exercisable when vested. Shares generally vest at the rate of 20% after one year from the date of grant and the remaining balance vesting monthly over the next four years. Upon a change in control, an Award will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award will accelerate in full. Options granted under the Predecessor Plan become fully vested upon a change in control unless assumed or replaced with a comparable option by the acquiring entity. At December 31, 1999 and 1998, 357,318 and 1,170,102 shares of common stock issued under the Plan were subject to repurchase by us, respectively. All outstanding repurchase rights under the Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of our assets, except to the extent the repurchase rights are expressly assigned to the successor corporation.

      As of December 31, 1999, 6,351 shares of common stock were reserved and available for future grants under the Plan.

1998 Non-Employee Directors Option Plan

      Our 1998 Non-Employee Directors Option Plan (the "Directors Option Plan") was adopted by our board of directors in May 1998, and approved by our stockholders in July 1998. Under the Directors Option Plan, non-employee members of the Board of Directors are eligible for automatic option grants. 400,000 shares of common stock have been authorized for issuance under the Directors Option Plan. Each individual who first joins the board as a non-employee director, whether through election or appointment, will receive at that time an automatic option grant for 40,000 shares of common stock. With respect to the initial automatic option grant, the option will become exercisable as to 25% of the shares after one year of board service, with the balance of the shares becoming exercisable ratably in 36 monthly installments over the remaining period of optionee's board service. At each annual stockholders meeting beginning in 1999, each current non-employee director will automatically be granted a stock option to purchase 5,000 shares of common stock, whether or not he or she is standing for re-election at that particular meeting, which will become fully exercisable on the first anniversary of such meeting. Each option will have an exercise price equal to the fair market value of the common stock on the automatic grant date and a maximum term of ten years, subject to earlier termination following the optionee's cessation of Board service. The Board may amend or modify the Directors Option Plan at any time. The Directors Option Plan will terminate on May 27, 2008, unless terminated sooner by the board. However, vesting will automatically accelerate in full upon (i) an acquisition of Actuate by merger, consolidation or asset sale, (ii) a tender offer for more than 50% of the outstanding voting stock or proxy contest for Board membership or (iii) the death or disability of the optionee while serving as a Board member. As of December 31, 1999, 20,000 shares have been issued under the Directors Option Plan.

      As of December 31, 1999, 380,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

      Activity under all plans was as follows:

                                                     Outstanding Options
                                     Shares        ---------------------------     Weighted-
                                    Available     Number of       Price Per         Average
                                    For Grant      Shares           Share        Exercise Price
                                    ---------     ---------     -------------    --------------
Balance at January 1, 1997.......     157,000     1,019,500     $ 0.08-$ 0.17        $ 0.10
     Additional authorization....   2,149,200            --                --            --
     Options granted.............  (2,292,700)    2,292,700     $ 0.17-$ 1.05        $ 0.41
     Options exercised...........          --    (1,635,466)    $ 0.08-$ 0.63        $ 0.15
     Options forfeited...........      72,834       (72,834)    $ 0.08-$ 0.31        $ 0.17
                                   ----------    ----------
     Options repurchased.........      15,000            --     $        0.17        $ 0.17
Balance at December 31, 1997.....     101,334     1,603,900     $ 0.08-$ 1.05        $ 1.30
     Additional authorization ...   3,561,332            --                --            --
     Options granted ............  (2,648,850)    2,648,850     $ 1.05-$ 9.63        $ 5.13
     Options exercised ..........          --      (438,232)    $ 0.08-$ 1.50        $ 0.50
     Options forfeited ..........     492,168      (492,168)    $ 0.17-$ 8.06        $ 1.47
     Options repurchased ........      91,568            --     $ 0.17-$ 0.31        $ 0.18
                                   ----------    ----------
Balance at December 31, 1998 ....   1,597,552     3,322,350     $ 0.08-$ 9.63        $ 4.04
     Additional authorization ...   1,377,934            --                --            --
     Options granted ............  (3,366,450)    3,366,450     $ 8.75-$35.13        $18.59
     Options exercised ..........          --      (167,339)    $ 0.08-$ 8.94        $ 1.94
     Options forfeited ..........     567,381      (567,381)    $ 0.08-$17.69        $ 7.23
     Options repurchased ........     209,934            --     $ 0.08-$ 1.50        $ 0.26
                                   ----------    ----------
Balance at December 31, 1999 ....     386,351     5,954,080     $ 0.08-$35.31        $12.03
                                   ==========    ==========

      The following table summarizes information concerning outstanding and exercisable options:

                        Options Outstanding                Options Exercisable
                --------------------------------------    ----------------------

                              Weighted-
                               Average       Weighted-                 Weighted-
   Range of                   Remaining       Average                   Average
   Exercise     Number of    Contractual     Exercise     Number of    Exercise
   Prices         shares         Life          Price       shares        Price
-------------   ----------   -----------     --------     ---------    ---------
  $0.08-$4.13    1,492,543     8.0 years      $  1.86      509,170     $  1.61
  $4.25-$9.69    1,530,087     8.9 years      $  7.17      247,537     $  6.79
 $9.75-$16.00    1,557,000     9.6 years      $ 14.16        1,600     $ 13.41
$16.06-$35.31    1,374,450     9.8 years      $ 26.05            0     $  0.00
                 ---------                                 -------
 $0.08-$35.31    5,954,080     9.1 years      $ 12.03      758,307     $  3.33
                 =========                                 =======

      At December 31, 1999, 1998, and 1997, 731,398, 211,042 and 52,074
outstanding options were vested, respectively.

1998 Employee Stock Purchase Plan

      Our 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by our board of directors in May 1998, and approved by our stockholders in July 1998. A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan. As of January 1 of each year, the number of shares reserved for issuance under the Purchase Plan will be automatically increased by 300,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee's cash compensation. No more than 2,000 shares may be purchased on any accumulation date. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period (except that in the case of the first offering period, the price per share was $5.50, the price offered to the public in the initial public offering) or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with us. As of December 31, 1999, 222,200 shares had been purchased under the Purchase Plan.

      As of December 31, 1999, 577,800 shares of common stock were reserved and available for future issuance under the Purchase Plan.

Stock Compensation

      We recorded deferred compensation of approximately $619,000 in 1998 and $197,000 in 1997. These amounts represent the difference between the exercise price and the deemed fair value of our common stock during the periods in which such stock options were granted. We recorded amortization of deferred compensation as an expense of approximately $91,000 in 1999, $333,000 in 1998 and $90,000 in 1997. At December 31, 1999, we have approximately $142,000 remaining to be amortized over the corresponding vesting period of each respective option.

Pro Forma Information

      We have elected to follow APB 25 and related interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

      Pursuant to SFAS 123, we are required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if we had elected to use the fair value approach to account for all of our employee stock-based compensation plans. Had compensation cost for our plans been determined consistent with the fair value approach enumerated in SFAS 123, our net income
(loss) and net income (loss) per share for the years ended December 31, 1999, 1998 and 1997 would have been as indicated below (in thousands, except per share data):

                                                    Year ended December 31,
                                               --------------------------------
                                                  1999        1998        1997
                                               --------    --------    --------
Net income (loss) (in thousands):
    As reported .............................  $  3,866    $ (3,166)   $ (7,242)
    Pro forma ...............................  $ (1,940)   $ (4,212)   $ (7,270)
Basic net income (loss) per share:
    As reported .............................  $   0.13    $  (0.41)   $  (2.48)
    Pro forma ...............................  $  (0.07)   $  (0.54)   $  (2.49)
Diluted net income (loss) per share:
    As reported .............................  $   0.14    $  (0.41)   $  (2.48)
    Pro forma ...............................  $  (0.07)   $  (0.54)   $  (2.49)

      These pro forma amounts may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards may be made in subsequent years.

      The weighted-average deemed fair value of stock options granted was $13.61 in 1999, $3.92 in 1998 and $0.21 in 1997. The fair value for these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for fiscal year 1997: risk-free interest rate of approximately 6.0%, a weighted-average expected life of the option of five years and a dividend yield of zero for all periods. For fiscal 1999 and 1998, the fair value has been estimated using the Black-Scholes

Option Pricing Model with the following weighted-average assumptions:

                                                              1999        1998
                                                           --------    --------
Risk-free interest rate ................................       5.91%       5.25%
Expected life (in years) ...............................        3.0         4.0
Expected volatility ....................................         87%         70%

    During fiscal 1999, we issued 222,200 shares under the Purchase Plan. The weighted-average deemed fair value of employees' stock purchase rights under the Purchase Plan during 1999 was $4.80. The fair value of the purchase rights granted in fiscal 1999 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.77%; expected dividend yield of zero percent; expected life of six months; and expected volatility of 87%.

10.   Income Taxes

    As of December 31, 1999, we had federal net operating loss carryforwards of approximately $8.5 million. We also had federal and California research and development tax credit carryforwards of approximately $1.5 million as of December 31, 1999. The net operating loss and credit carryforwards will expire beginning in 2008 through 2019, if not utilized.

    Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    The provision for income taxes consists of the following (in thousands):

                                                                December 31,
                                                           --------------------
                                                              1999        1998
                                                           --------    --------
Current:
    Federal ............................................   $    437    $     --
    State ..............................................        113          --
    Foreign ............................................         --          --
                                                           --------    --------
                                                           $    550    $     --
                                                           ========    ========

      Our actual 1999 effective tax rate differs from the U.S. statutory income tax rate as follows:

                                                               December 31,
                                                          --------------------
                                                             1999        1998
                                                          --------    --------
U.S. federal statutory rate ...........................       35.0%      (35.0%)
State taxes, net of federal tax benefit ...............        1.7%         --
Nondeductible goodwill amortization ...................       11.5%         --
Operating loss carryforwards (utilized) not utilized ..      (35.8%)      35.0%
                                                             -----        ----
Effective tax rate ....................................       12.4%        0.0%
                                                             =====        ====

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                                December 31,
                                                           --------------------
                                                              1999        1998
                                                           --------    --------
Net operating loss carryforwards .......................   $  2,930    $  5,400
Research credit carryforwards ..........................      1,521       1,200
Capitalized research and development ...................        451         400
Accruals and allowances not currently deductible for
  tax purposes .........................................      1,128         540
Other, net .............................................        508         860
                                                           --------    --------
Total deferred tax assets ..............................      6,538       8,400
Valuation allowance ....................................     (6,538)     (8,400)
                                                           --------    --------
                                                           $     --    $     --
                                                           ========    ========

      The net valuation allowance increased by $1.6 million in fiscal 1998 and $2.9 million in fiscal 1997.

11. Geographic Information

      Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Japan. Our revenue by geographic area is as follows (in thousands):

                                                    Year ended December 31,
                                               --------------------------------
                                                  1999        1998        1997
                                               --------    --------    --------
Revenues:
    United States ...........................  $ 40,229    $ 20,470    $  9,311
    International ...........................     6,552       1,402         207
                                               --------    --------    --------
        Total ...............................  $ 46,781    $ 21,872    $  9,518
                                               ========    ========    ========

12. Contingencies

      We are engaged in certain legal actions arising in the ordinary course of business. We believe we have adequate legal defenses and believe that the ultimate outcome of these actions will not have a material effect on our financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

13. Subsequent Events (Unaudited)

      In January 2000 at a Special Meeting of Stockholders, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of Common Stock from 35,000,000 to 100,000,000 and an amendment to our 1998 Equity Incentive Plan to increase the number of shares authorized to be issued under the Equity Incentive Plan by 2,800,000.

      In February 2000, we completed the acquisition of Open Software Technology, LLC ("OST") for approximately $13 million in cash and Actuate common stock. This acquisition is being accounted for under the purchase method of accounting.

      In March 2000, we signed an agreement to acquire certain assets and liabilities of EnterpriseSoft, a sole proprietorship, for approximately $8.5 million in cash and Actuate common stock. This acquisition is being accounted for under the purchase method of accounting.