Form 10-Q
period 2000-03-31
ACTUATE CORP
filed 2000-05-11
CIK 1062478

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2000

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


                             701 Gateway Boulevard
                     South San Francisco, California 94080
                                 (650) 837-2000
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)
                                ______________
Former name, former address and former fiscal year, if changed since last report:

                            999 Baker Way, Suite 200
                          San Mateo, California 94404
                                 (650) 425-2300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Title of Class                    Outstanding as of March 31, 2000
             --------------                    --------------------------------
  Common Stock, par value $.001 per share                28,161,055

                              Actuate Corporation

                               Table of Contents



PART 1 - FINANCIAL INFORMATION


   Item 1.   Financial Statements:
     Condensed Consolidated Balance Sheets as of March 31, 2000 and
       December 31, 1999........................................................................   3

     Condensed Consolidated Statements of Operations for the three months
       ended March 31, 2000 and 1999 ..........................................................    4

     Condensed Consolidated Statements of Cash Flows for the three months
       ended March 31, 2000 and 1999...........................................................    5

     Notes to Condensed Consolidated Financial Statements......................................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................................    9

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings ..................................................................   23

  Item 6.  Exhibits and Reports on Form 8-K ...................................................   23

  Signature ...................................................................................   24


                         Part I.  Financial Information

Item 1.   Financial Statements

                              ACTUATE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 March 31,        December 31,
                                                                   2000            1999  (1)
                                                                (unaudited)
                                                                -----------       -----------
                       ASSETS
Current assets:
  Cash and cash equivalents............................            $ 9,051          $  6,604
  Short-term investments...............................              7,450            17,549
  Accounts receivable, net.............................             17,896            17,229
  Other current assets.................................              1,769             1,107
                                                                   -------          --------
Total current assets...................................             36,166            42,489
Property and equipment, net............................              7,104             2,438
Goodwill and other purchased intangible assets, net....             28,867             8,024
Other assets...........................................              1,553               430
                                                                   -------          --------
                                                                   $73,690          $ 53,381
                                                                   =======          ========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank loan............................................            $   250          $      -
  Accounts payable.....................................              5,977             1,749
  Accrued compensation.................................              1,727             3,694
  Other accrued liabilities............................              4,762             4,134
  Deferred revenue.....................................             15,281            12,168
                                                                   -------           -------
Total current liabilities..............................             27,997            21,745
                                                                   -------           -------
Long-term obligations..................................              2,033                 -
                                                                   -------           -------
Stockholders' equity:
  Common stock.........................................                 28                28
  Additional paid-in capital...........................             58,694            47,844
  Deferred stock compensation..........................               (123)             (142)
  Cumulative translation adjustment....................                174               159
  Accumulated deficit..................................            (15,113)          (16,253)
                                                                   -------           -------
    Total stockholders's equity........................             43,660            31,636
                                                                   -------           -------
                                                                   $73,690           $53,381
                                                                   =======           =======

(1) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTUATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                                         ----------------------
                                                                          2000            1999
                                                                         ------          ------
Revenues:
  License.......................................................        $13,487         $ 6,622
  Services......................................................          5,328           1,691
                                                                        -------         -------
Total revenues..................................................         18,815           8,313
                                                                        -------         -------

Costs and expenses:
  Cost of license fees.........................................             421             254
  Cost of services.............................................           2,966             964
  Sales and marketing..........................................           8,707           3,751
  Research and development.....................................           3,225           2,027
  General and administrative...................................           1,380             732
  Amortization of goodwill and other purchased intangibles.....             966               -
                                                                         ------          ------
    Total costs and expenses...................................          17,665           7,728
                                                                         ------          ------
Income from operations.........................................           1,150             585
Interest and other income, net.................................             249             376
                                                                         ------          ------
Income before income taxes ....................................           1,399             961
Provision for income taxes.....................................             259             115
                                                                         ------          ------
Net income ....................................................         $ 1,140         $   846
                                                                        =======         =======
Basic income per share.........................................         $  0.04         $  0.03
                                                                        =======         =======
Shares used in basic per share calculation.....................          27,631          26,544
                                                                        =======         =======
Diluted income per share ......................................         $  0.04         $  0.03
                                                                        =======         =======
Shares used in diluted per share calculation...................          32,292          29,708
                                                                        =======         =======

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTUATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                           2000                1999
                                                                         ----------------------------
Operating activities
Net income .........................................................     $ 1,140             $   846
Adjustment to reconcile net income to net cash
  provided by (used in) operating activities:
     Amortization of deferred compensation..........................          19                  48
     Amortization of goodwill and other purchased intangibles.......         966                   -
     Depreciation...................................................         381                 214
     Changes in operating assets and liabilities:
       Accounts receivable..........................................         710              (2,143)
       Other current assets.........................................        (662)                 87
       Accounts payable.............................................       2,615                 291
       Accrued compensation.........................................      (1,967)               (287)
       Other accrued liabilities....................................         689                (910)
       Income taxes payable.........................................         (61)                 99
       Deferred revenue.............................................       3,113                 368
                                                                          ------               ------
Net cash provided by (used in) operating activities ................       6,943               (1,387)
                                                                          ------               ------
Investing activities
Purchases of property and equipment ................................      (5,047)                (311)
Proceeds from maturity of short-term investments....................      10,099                1,482
Acquisition of Open Software Technology, LLC .......................      (7,300)                   -
Acquisition of EnterpriseSoft business .............................      (2,450)                   -
Net change in other assets..........................................      (1,110)                  77
                                                                          ------               ------
Net cash provided by (used in) investing activities ................      (5,808)               1,248
                                                                          ------               ------
Financing activities
Proceeds from issuance of common stock..............................       1,297                  604
                                                                          ------               ------
Net cash provided by financing activities ..........................       1,297                  604
                                                                          ------               ------

Net increase in cash and cash equivalents ..........................      2,432                   465
Effect of foreign exchange rate changes on cash ....................         15                     -
Cash and cash equivalents at the beginning of the period ...........      6,604                21,808
                                                                         ------                ------
Cash and cash equivalents at the end of the period..................    $ 9,051               $22,273
                                                                        =======               =======
Non cash financing activities
Common stock issued in connection with the acquisitions.............    $ 9,553               $     -
                                                                        =======               =======
Consideration payable in future in connection with the
acquisition of Open Software Technology, LLC........................    $ 2,033               $     -
                                                                        =======               =======

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTUATE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Summary of Significant Accounting Policies

Basis of Presentation
     The accompanying interim condensed consolidated financial statements of Actuate Corporation are unaudited, but include all normal recurring adjustments which we believe to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of the financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite our best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ.

     The interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months ended March 31, 2000 are not necessarily indicative of operating results for the full fiscal year.

     On February 29, 2000, we completed the acquisition of Open Software Technology, LLC ("OST"). On March 16, 2000, we acquired all the assets and business of EnterpriseSoft. These acquisitions were accounted for under the purchase method of accounting. In accordance with the purchase method of accounting, the Condensed Consolidated Statements of Operations include these companies' operating results from the date of acquisition.

Revenue Recognition
     Revenue from license fees from sales of software products directly to end user customers or indirect channel partners is recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product, if no significant vendor obligations remain, there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, and collection of the license fee is considered probable. Our products do not require significant customization. The majority of end user license revenues are derived from end user customer orders for specific individual products. These types of transactions are recognized as revenue upon shipment of product. Advance payments from end users, in arrangements in which the end user customer has the right to future unspecified products, are deferred and recognized as revenue ratably over the estimated term of the period, typically one year, during which the end user is entitled to receive the products.

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

Net Income Per Share
     Net income per share is presented under Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share, if more dilutive, for all periods presented.

     In accordance with SFAS 128, basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options (using the treasury stock method).

     A reconciliation of shares used in the calculation of basic and diluted net income per share follows (in thousands, except per share data):

                                                                          Three Months Ended
                                                                               March 31,
                                                                       -------------------------
                                                                         2000              1999
Numerator:
  Net income ...................................................      $ 1,140           $   846
                                                                      -------           -------
Denominator:
  Weighted-average common shares outstanding....................       27,908            27,640
  Weighted-average shares subject to repurchase.................         (277)           (1,096)
                                                                      -------           -------
  Denominator for basic income per share - weighted-average
   common shares  ..............................................       27,631            26,544

  Weighted-average shares subject to repurchase.................          277             1,096
  Employee stock options .......................................        4,384             2,068
                                                                      -------           -------
Denominator for diluted income per share .......................       32,292            29,708
                                                                       ======            ======
Basic income per share..........................................      $  0.04           $  0.03
                                                                      ========          =======
Diluted income per share........................................      $  0.04           $  0.03

Comprehensive Income
     During 1998, we adopted FASB's Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. A summary of comprehensive income follows (in thousands):

                                                                         Three Months Ended
                                                                              March 31,
                                                                      -------------------------
                                                                        2000             1999
                                                                      --------          -------
     Net income ...................................................     $1,140            $ 846
     Unrealized gain on short-term investments ....................          1                -
     Foreign currency translation adjustment ......................         15                -
                                                                        ------            -----
  Comprehensive income ............................................     $1,156            $ 846
                                                                        ======            =====

2.   Acquisitions

     In February 2000, we acquired all of the outstanding stock of OST for cash and shares of Actuate stock. The total purchase price was $13.1 million, consisting of $7.3 million in cash, $3.2 million in stock, future cash payments of $2.4 million over two years from the acquisition date, and approximately $200,000 of qcquired net liabilities. The acquisition was accounted for as a purchase. The results of operations of OST and the fair value of assets acquired and liabilities assumed are included in our financial statements from the date of acquisition. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years.

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

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                               2000        1999
                                              ------      ------
     Revenues ..........................     $20,120      $9,623
     Net income ........................     $   323      $  236
     Diluted income per share                $  0.01      $ 0.01


     In March 2000, we purchased all the assets and business of EnterpriseSoft for $8.8 million in cash and stock. The results of operations of EnterpriseSoft and the estimated fair value of assets acquired are included in our financial statements from the date of acquisition. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods
not exceeding four years.   Pro forma information related to the purchase of
EnterpriseSoft has not been presented due to immateriality.

3.   Subsequent Events

     In April 2000, we purchased additional shares of our distributor located in Japan from existing shareholders for approximately $548,000 raising our equity ownership in that entity to 67%. Based on our current equity ownership, we will begin to consolidate our distributor's financial statements in future periods as prescribed by generally accepted accounting principles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.

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

Overview

     We are a leading provider of e.Reporting solutions for e.Business. Our e.Reporting solutions enable organizations to publish high-value business information on e.Business Web sites for use by customers, employees and partners.

     We sell software products through two primary means: (i) directly to end user customers through our direct sales force and (ii) through indirect channel partners such as e.Business application vendors, resellers and distributors. e.Business application vendors generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end user customers. Our revenues are derived primarily from license fees for software products and, to a lesser extent, fees for services relating to such products, including software maintenance and support, training and consulting. In June 1999, we acquired all of the outstanding shares of Actuate Holding, B.V. ("BV"), the parent company of our distributors based in France, Germany and the United Kingdom. In February 2000, we acquired all of the outstanding shares of Open Software Technology, LLC ("OST"), a software consulting firm. In March 2000, we acquired all the assets of EnterpriseSoft, a developer of Java software products. The results of operations of BV, OST and EnterpriseSoft, and the fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition.

     We were incorporated in California in November 1993 and reincorporated in Delaware in July 1998. In March 2000, we relocated our headquarters and our new offices are located at 701 Gateway Boulevard, South San Francisco, California 94080 and our telephone number is 650-837-2000.

Results of Operations


     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                                                            Three Months Ended
                                                                                  March 31,
                                                                          ----------------------
                                                                           2000            1999
                                                                          ----------------------

      Revenues:
        License fees.............................................            72%              80%
        Services.................................................            28               20
                                                                           ----             ----
          Total revenues.........................................           100              100
                                                                           ----             ----
     Cost of revenues:
       License fees..............................................             2                3
       Services..................................................            16               12
                                                                           ----             ----
          Total cost of revenues ................................            18               15
                                                                           ----             ----
     Gross profit ...............................................            82               85
                                                                           ----             ----
     Operating expenses:
       Sales and marketing ......................................            46               45
       Research and development .................................            17               24
       General and administrative ...............................             7                9
       Amortization of goodwill and other purchased
        intangibles..............................................             6                -
                                                                           ----             ----
          Total operating expenses ..............................            76               78
                                                                           ----             ----
     Income from operations .....................................             6                7
     Interest and other income, net .............................             1                4
     Provision for income taxes .................................             1                1
                                                                           ----             ----
     Net income .................................................             6%              10%
                                                                           ====             ====

Revenues

Total revenues increased 126% from $8.3 million for the quarter ended March 31, 1999 to $18.8 million for the quarter ended March 31, 2000. During the first quarter of 2000, one U.S. customer accounted for 13% of total revenues. Sales outside North America were $2.0 million, or 11% of total revenues for the first quarter of 2000, compared to $1.1 million, or 13% of total revenues for the first quarter of 1999. Revenues generated by OST and EnterpriseSoft subsequent to the acquisitions were not material.

 License fees. Revenues from license fees increased 104% from $6.6 million for the first quarter of 1999 to $13.5 million for the first quarter of 2000. The increase in license fees in absolute dollars was primarily due to increased sales to new customers and follow-on sales to existing customers resulting from the expansion of our direct sales organization and increased acceptance of the Actuate e.Reporting System.

 Services.   Service revenues increased 215% from $1.7 million for the first quarter of 1999 to $5.3 million for the first quarter of 2000. The increase in service revenues was primarily due to the increases in professional services revenues related to increases in demand for our professional services and, to a lesser extent, increases in the installed base of customers receiving ongoing maintenance and support and revenue generated by OST. As a percentage of total revenues, service revenues increased from 20% in the first quarter of 1999 to 28% in the first quarter of 2000. We expect that service revenues as a percentage of total revenues will increase in the future as a result of the acquisition of OST.

Cost of revenues

 License fees. Cost of license revenues consists primarily of production and packaging costs, personnel and related costs, and facility costs. Cost of license revenues increased from $254,000, or 4% of revenues from license fees, for the first quarter of 1999 to $421,000, or 3% of revenues from license fees, for the first quarter of 2000. The increase in absolute dollars was primarily
due to fulfilling more orders during the quarter.   We expect cost of license
revenues to increase in absolute dollars and as a percentage of revenues from license fees in future periods due to increasing sales, new product releases, localization costs, royalties to third party software vendors, new packaging of our products and printing costs associated with revised documentation materials.

 Services. Cost of service consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of service increased from $964,000, or 57% of revenues from service fees, for the first quarter of 1999 to $3.0 million, or 56% of revenues from service fees, for the first quarter of 2000. The increase in absolute dollars was due primarily to the continued expansion of our customer support and professional service organizations. We expect that cost of services will continue to increase in absolute dollars in the future as we continue to expand both our customer support and professional services organizations to meet customer demands for our services. We expect that cost of services as a percent of revenues from service fees will increase in future periods as we build the infrastructure to support our growing service organizations.

Operating Expenses

 Sales and marketing. Sales and marketing expenses consist primarily of compensation, promotional expenses, travel and entertainment, and facility
costs.   Sales and marketing expenses increased from $3.8 million, or 45% of total revenues for the first quarter of 1999 to $8.7 million, or 46% of total revenues for the first quarter of 2000. The increase in absolute dollars was primarily due to hiring additional sales and marketing personnel, higher sales commissions associated with increased revenues and increased marketing program expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods as we continue to hire additional sales and marketing personnel, establish additional sales offices, expand international distribution channels and increase promotional activities.

 Research and development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with product development. Research and development expenses increased from $2.0 million, or 24% of total revenues for the first quarter of 1999 to $3.2 million, or 17% of total revenues for the first quarter of 2000. The increase in research and development expenses in absolute dollars was primarily due to the hiring of additional engineering personnel. The decrease as a percentage of total revenues was due to revenues increasing at a faster rate than research and development expenses. We believe that a significant level of investment for research and development is essential to maintain product and technical leadership and we anticipate that we will continue to devote substantial resources to research and development and that these expenses will increase in absolute dollars in future periods.

 General and administrative.   General and administrative expenses consist
primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal and accounting expenses and amortization of deferred compensation related to certain stock option grants. General and administrative expenses increased from $732,000, or 9% of total revenues for the first quarter of 1999 to $1.4 million, or 7% of total revenues for the first quarter of 2000. The increase in general and administrative expenses in absolute dollars was due primarily to increased personnel and related costs and professional fees necessary to manage and support our growth. We believe that general and administrative expenses will increase in absolute dollars in future periods as we continue to expand our facilities and personnel staff to meet our growing operations.


 Amortization of goodwill and other purchased intangibles and merger related costs. In June 1999, we acquired all of the outstanding stock of BV for cash. This acquisition was accounted for as a purchase and we recognized $9.6 million of goodwill and other intangible assets. In February 2000, we acquired all of the outstanding stock of OST for cash and stock. This acquisition was also accounted for as a purchase and we recognized $13.1 million of goodwill and other intangible assets. In March 2000, we acquired all the assets of EnterpriseSoft for cash and stock and recognized $8.7 million of goodwill and other intangible assets. In the first quarter of 2000, we recorded a charge of $966,000 for amortization of goodwill and other purchased intangibles relating to the three acquisitions. Goodwill and other purchased intangibles arising from these acquisitions are being amortized on a straight-line basis over periods not exceeding four years.

Interest and Other Income, Net

     Interest and other income, net, is comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three months ended March 31, 1999 was $376,000 as compared with interest and other income, net of $249,000 for the three months ended March 31, 2000. The decrease was due primarily to lower cash and investment balances from which interest is earned.

Provision for Income Taxes

     We recorded an income tax provision of $115,000 in the three months ended March 31, 1999 and $259,000 in the three months ended March 31, 2000. The effective tax rates used are based on our current estimates and forecasts of our taxable income in multiple domestic and foreign jurisdictions. The estimated annual effective tax rate is relatively sensitive to the results of operations in various jurisdictions, and because actual results may differ from such projections in future periods, the actual effective tax rate could differ materially from this estimate.

Liquidity and Capital Resources

     As of March 31, 2000, we had cash and cash equivalents of $9.1 million and short-term investments of $7.5 million in highly liquid, high quality debt
securities and a certificate of deposit classified as available-for-sale.   As
part of our acquisition of OST, we assumed their bank line of credit with an outstanding balance of $250,000. In addition, we obtained a letter of credit through our bank in the amount of $3.1 million as security deposit to lease our new facilities in South San Francisco.

     Net cash provided by operating activities was $6.9 million in the three months ended March 31, 2000, compared to net cash used in operating activities of $1.4 million in the three months ended March 31, 1999. For the three months ended March 31, 2000, cash provided by operating activities was primarily due to increases in accounts payable and deferred revenues, and net income as adjusted for amortization and depreciation that were offset by decreases in accrued compensation. Net cash used in operating activities in the three months ended March 31, 1999 was due primarily to increase in accounts receivable.

     From December 31, 1999 to March 31, 2000, deferred revenue increased by approximately $3.1 million to $15.3 million. The increase in deferred revenue was due to the expansion of our customer base under maintenance contracts in addition to the signing of several agreements with future obligations, which require us to defer revenue in accordance with SOP 97-2

     Net cash used in investing activities was $5.8 million in the three months ended March 31, 2000, compared to net cash provided by investing activities of $1.2 million in the three months ended March 31, 1999. For the three months ended March 31, 2000, net cash used in investing activities was primarily due to the acquisitions of OST and EnterpriseSoft, and to a lesser extent, the purchase of property and equipment for our new South San Francisco facilities that was partially offset by the maturity and sale of short-term investments. For the 1999 period, net cash was provided by proceeds from maturity of short-term investments.

     Net cash provided by financing activities was $1.3 million and $0.6 million in the three months ended March 31, 2000 and 1999, respectively. During both periods, net cash provided by financing activities was primarily from the proceeds from issuance of common stock under the employee stock purchase plan.

     We believe that current cash balances and any cash generated from operations and from available debt financing, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the purchase of the remaining interest of our distributor in Japan, or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

Year 2000 Readiness

     Computer systems and software must accept four digit entries to distinguish 21/st/ century dates from 20/th/ century dates. As a result, many software and computer systems that accepted only two digit entries needed to be upgraded in order to accept dates beginning January 1, 2000. To date, we have not experienced any date related problems with our software. In addition, we have not been made aware of, nor have we experienced, date related problems with any third-party software. Also, we do not believe that we will incur material costs in the future because of date related problems.

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

     To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as e.Business application vendors, resellers and distributors. Our revenues from license fees resulting from sales through indirect channel partners were approximately 38% in the first quarter of 2000, 39% in fiscal 1999 and 41% in fiscal 1998. Our ability to achieve significant revenue growth in the future will depend in large part on our success in expanding our sales force and in further establishing and maintaining relationships with e.Business application vendors, resellers and distributors. In particular, a significant element of our strategy is to embed our technology in products offered by e.Business application vendors for resale or as a hosted application to such vendors' customers and end users. We intend to seek additional distribution arrangements with other e.Business application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our e.Business application vendors experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

     Although we are currently investing, and plan to continue to invest, significant resources to expand and develop relationships with e.Business application vendors, we have at times experienced and continue to experience difficulty in establishing and maintaining these relationships. If we are unable to successfully expand these distribution channels and secure license agreements with additional e.Business application vendors on commercially reasonable terms and extend existing license agreements with existing e.Business and application vendors on commercially reasonable terms our operating results would be harmed. Any inability by us to maintain existing or establish new relationships with indirect channel partners or, if such efforts are successful, a failure of our revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm our business, operating results and financial condition.

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

WE MAY MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE NUMEROUS RISKS

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

IF WE FAIL TO EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     During the first quarter of 2000 and fiscal 1999 and 1998, we derived 11%, 14% and 6% of our total revenues, respectively, from sales outside North America. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

     We have wholly owned subsidiaries in the United Kingdom, France, Germany and Australia and a majority owned subsidiary in Japan whose sole business purpose is the marketing, sale and distribution of our software products. We have very limited experience in the management of international operations. We also have a number of other distributors located worldwide. International operations are subject to a number of risks including the following:

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

     Our rapid expansion in the number of employees and the scope of operations has placed and will continue to place a significant strain on our management, information systems and resources. Any acquisitions made by us will also put a significant strain on our management, information systems and resources. In addition, we expect that an expansion of our international operations will lead to increased financial and administrative demands associated with managing our operations in Europe and managing an increasing number of relationships with foreign partners and customers and expanded treasury functions to manage foreign currency risks. Our future operating results will also depend on our ability to further develop indirect channels and expand our support organization to accommodate growth in our installed base. If we fail to manage our expansion effectively our business, operating results and financial condition would be harmed.

OUR INABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM OUR BUSINESS.

     From January 1999 through March 2000, we increased our headcount from 149 to 418 full-time employees. Furthermore, significant increases in the number of employees are anticipated during the remainder of 2000 and 2001. In particular, we currently plan to significantly expand the number of employees in sales, customer support and marketing. Our success depends to a significant degree upon the efforts of certain key management, sales, customer support and research and development personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have experienced and will continue to experience difficulty in recruiting and retaining qualified personnel, particularly in the San Francisco Bay Area, where the employment market for qualified sales, marketing and engineering personnel is extremely competitive.

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


Item 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits:

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K:

          On March 10, 2000 and May 9, 2000, the Company filed a report on Form 8-K and Form 8-K/A relating to the acquisition of Open Software Technology, LLC.

          On March 27, 2000, the Company filed a report on Form 8-K relating to the purchase of all the assets of EnterpriseSoft.

                                   Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2000.


                                       Actuate Corporation
                                       (Registrant)



                                       By:  /s/ DANIEL A. GAUDREAU


                                       ----------------------------
                                       Daniel A. Gaudreau

                                       Chief Financial Officer, Senior Vice
                                       President of Finance (Principal
                                       Financial and  Accounting Officer)

ACTUATE CORPORATION

               INDEX OF EXHIBITS

EXHIBIT #      EXHIBIT TITLE
---------      -------------
27.1           Financial Data Schedule - March 31, 2000
