Form 10-Q
period 2000-06-30
ACTUATE CORP
filed 2000-08-03
CIK 1062478

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

                            Yes    X          No ____
                                -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Title of Class                   Outstanding as of June 30, 2000
             --------------                   -------------------------------
  Common Stock, par value $.001 per share                 28,260,756

                              Actuate Corporation

                               Table of Contents

PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets as of June 30, 2000 and
       December 31, 1999.......................................................................  3

     Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and 1999.................................................  4

     Condensed Consolidated Statements of Cash Flows for the six months ended
       June 30, 2000 and 1999..................................................................  5

     Notes to Condensed Consolidated Financial Statements......................................  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................................... 11

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings .................................................................. 26

  Item 6.  Exhibits and Reports on Form 8-K ................................................... 26

  Signature ................................................................................... 27

                         Part I. Financial Information

Item 1.  Financial Statements

                              ACTUATE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                         June 30,           December 31,
                                                                            2000               1999 (1)
                                                                        (unaudited)
                                                                      ---------------     ---------------
                                     ASSETS

Current assets:
   Cash and cash equivalents.....................................      $       8,601        $      6,604
   Short-term investments........................................              6,740              17,549
   Accounts receivable, net......................................             22,072              17,229
   Other current assets..........................................              1,336               1,107
                                                                      --------------      --------------
Total current assets.............................................             38,749              42,489
Property and equipment, net......................................              9,039               2,438
Goodwill and other purchased intangible assets, net..............             28,313               8,024
Other assets.....................................................              1,677                 430
                                                                      --------------      --------------
                                                                              77,778        $     53,381
                                                                      ==============      ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable  ............................................      $       4,195        $      1,749
   Accrued compensation .........................................              2,681               3,694
   Other accrued liabilities ....................................              5,202               4,134
   Deferred revenue .............................................             19,044              12,168
                                                                      --------------      --------------
Total current liabilities  ......................................             31,122              21,745
                                                                      --------------      --------------
Long-term obligations                                                          2,033                   -
                                                                      --------------      --------------
Stockholders' equity:
   Common stock .................................................                 28                  28
   Additional paid-in capital ...................................             59,039              47,844
   Deferred stock compensation ..................................               (109)               (142)
   Cumulative translation adjustment ............................                154                 159
   Accumulated deficit ..........................................            (14,489)            (16,253)
                                                                      --------------      --------------
      Total stockholders' equity ................................             44,623              31,636
                                                                      --------------      --------------
                                                                       $      77,778        $     53,381
                                                                      ==============      ==============

(1) The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTUATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                          Three Months Ended              Six Months Ended
                                                                               June 30,                       June 30,
                                                                     -----------------------------  ------------------------------
                                                                          2000            1999           2000           1999
                                                                     --------------  -------------- --------------  --------------
Revenues:
  License fees ...............................................         $    16,169     $     7,466    $    29,656     $    14,088
  Services ...................................................               8,248           2,347         13,576           4,038
                                                                     -------------   -------------  -------------   -------------
Total revenues ...............................................              24,417           9,813         43,232          18,126
                                                                     -------------   -------------  -------------   -------------
Operating expenses:
   Cost of license fees ......................................                 334             198            755             452
   Cost of services ..........................................               5,294           1,240          8,260           2,204
   Sales and marketing .......................................              10,856           4,284         19,563           8,035
   Research and development...................................               3,358           2,309          6,583           4,336
   General and administrative.................................               1,691             760          3,071           1,492
   Amortization of goodwill and other purchased intangibles ..               2,061             368          3,027             368
                                                                     -------------   -------------  -------------   -------------
      Total operating expenses................................              23,594           9,159         41,259          16,887
                                                                     -------------   -------------  -------------   -------------
Income from operations .......................................                 823             654          1,973           1,239
Interest and other income, net................................                 207             334            456             710
                                                                     -------------   -------------  -------------   -------------
Income before income taxes ...................................               1,030             988          2,429           1,949
Provision for income taxes ...................................                 406             110            665             225
                                                                     -------------   -------------  -------------   -------------
Net income ...................................................         $       624     $       878    $     1,764     $     1,724
                                                                     =============   =============  =============   =============
Basic income per share .......................................         $      0.02     $      0.03    $      0.06     $      0.06
                                                                     =============   =============  =============   =============
Shares used in basic per share calculation ...................              27,951          26,626         27,774          26,574
                                                                     =============   =============  =============   =============
Diluted income per share .....................................         $      0.02     $      0.03    $      0.06     $      0.06
                                                                     =============   =============  =============   =============
Shares used in diluted per share calculation..................              31,424          29,378         31,851          29,498
                                                                     =============   =============  =============   =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTUATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                Six Months Ended June 30,
                                                                          -------------------------------------
                                                                                  2000              1999
                                                                          -----------------   -----------------
Operating activities
Net income...............................................................   $    1,764         $        1,724
Adjustment to reconcile net income to net cash
   provided by operating activities:
        Amortization of deferred compensation............................           33                     62
        Amortization of goodwill and other purchased intangibles.........        3,027                     64
        Depreciation.....................................................        1,004                    442
        Changes in operating assets and liabilities:
             Accounts receivable.........................................       (3,466)                (5,167)
             Other current assets........................................         (229)                  (491)
             Accounts payable............................................          833                  1,182
             Accrued compensation........................................       (1,013)                   669
             Other accrued liabilities...................................        1,067                  1,265
             Deferred revenue............................................        6,876                  2,853
                                                                          ------------        ---------------
Net cash provided by operating activities................................        9,896                  2,603
                                                                          ------------        ---------------

Investing activities
Purchases of property and equipment......................................       (7,605)                  (707)
Proceeds from maturity of short-term investments.........................       10,809                  1,482
Acquisition of European distributors, net of cash assumed................            -                 (9,645)
Acquisition of Open Software Technology, LLC, net of cash assumed........       (7,300)                     -
Acquisition of EnterpriseSoft business...................................       (2,450)                     -
Acquisition of shares of Actuate Japan...................................       (1,506)                     -
Net change in other assets...............................................       (1,234)                  (139)
                                                                          ------------        ---------------
Net cash used in investing activities....................................       (9,286)                (9,009)
                                                                          ------------        ---------------

Financing activities
Proceeds from issuance of common stock...................................        1,642                    619
Payment of bank loan.....................................................         (250)                     -
                                                                          ------------        ---------------
Net cash provided by financing activities................................        1,392                    619
                                                                          ------------        ---------------
Net increase (decrease) in cash and cash equivalents.....................        2,002                 (5,787)
Effect of foreign exchange rate changes on cash..........................           (5)                     3
Cash and cash equivalents at the beginning of the period.................        6,604                 21,808
                                                                          ------------        ---------------
Cash and cash equivalents at the end of the period.......................   $    8,601         $       16,024
                                                                          ============        ===============

Non cash financing activities:
Common stock issued in connection with the acquisitions..........   $    9,553         $            -
                                                                  ============        ===============
Consideration payable in future in connection with
the acquisition of Open Software Technology, LLC.................   $    2,033         $            -
                                                                  ============        ===============
Supplemental disclosure of cash flow information:
Interest paid....................................................   $        -         $            5
                                                                  ============        ===============
Income taxes paid................................................   $      555         $           38
                                                                  ============        ===============

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

         The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of operating results for the full fiscal year.

         In February 2000, we completed the acquisition of Open Software Technology, LLC ("OST"). In March 2000, we acquired all the assets and business of EnterpriseSoft. These acquisitions were accounted for under the purchase method of accounting. As prescribed by generally accepted accounting principles, the Condensed Consolidated Statements of Operations include these companies' operating results from the date of acquisition. In April 2000, we purchased additional shares of our distributor located in Japan from its other shareholders and became the majority shareholder. We have consolidated the results of Actuate Japan from the date that we became the majority shareholder.

Revenue Recognition
     License fees from licensing of software products directly to end user customers or indirect channel partners is recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product, if no significant vendor obligations remain, there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, and collection of the license fee is considered probable. Our products do not require significant customization. The majority of end user license revenues are derived from end user customer orders for specific individual products. Fees from these types of transactions are generally recognized as revenue upon shipment of product. Advance payments from end users, in arrangements in which the end user customer has the right to future unspecified products, are deferred and recognized as revenue ratably over the estimated term of the period, typically one year, during which the end user is entitled to receive the products.

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

     Service revenues are primarily comprised of revenue from consulting service fees, maintenance agreements and training fees. Revenue from maintenance agreements is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year. Service revenues from consulting and training are recognized upon completion of the work to be performed.

Net Income Per Share
         Net income per share is presented under Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share for all periods presented.

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

         A reconciliation of shares used in the calculation of basic and diluted net income per share follows (in thousands, except per share data):

                                                                         Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                         -------------------        ----------------------
                                                                          2000         1999           2000          1999
                                                                         -------      ------        --------       -------
Numerator:
  Net income.........................................................    $   624      $   878        $ 1,764        $ 1,724
                                                                         -------      -------        -------        -------
 Denominator:
 Weighted-average common shares outstanding..........................     28,200       27,596         28,053         27,618
 Weighted-average shares subject to repurchase.......................       (249)        (970)          (279)        (1,044)

 Denominator for basic income per share..............................     27,951       26,626         27,774         26,574
 Weighted-average shares subject to repurchase.......................        249          970            279          1,044
 Weighted-average employee stock options outstanding.................      3,224        1,782          3,798          1,880
                                                                         -------      -------        -------        -------
Denominator for diluted income per share.............................     31,424       29,378         31,851         29,498
                                                                         =======      =======        =======        =======
Basic net income per share...........................................    $  0.02      $  0.03        $  0.06        $  0.06
                                                                         =======      =======        =======        =======
Diluted net income per share.........................................    $  0.02      $  0.03        $  0.06        $  0.06
                                                                         =======      =======        =======        =======

Comprehensive Income
         Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. A summary of comprehensive income follows (in thousands):

                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                    June 30,
                                                                         --------------------      -----------------------
                                                                          2000         1999          2000           1999
                                                                         -------      -------       --------       -------
  Net income..........................................................   $ 624         $ 878        $ 1,764        $ 1,724
  Unrealized gain on short-term investments...........................      (1)           (3)             -             (1)
  Foreign currency translation adjustment.............................     (20)            3             (5)             3
                                                                         -----        ------        -------        -------
  Comprehensive income................................................   $ 603         $ 878        $ 1,759        $ 1,726
                                                                         =====        ======        =======        =======

2. Acquisitions

         On February 29, 2000, we acquired all of the outstanding stock of OST for cash and shares of common stock. The total purchase price was $13.1 million, consisting of $7.3 million in cash, $3.2 million in stock, future cash payments of $2.4 million over two years from the acquisition date, and approximately $200,000 of acquired net liabilities. The acquisition was accounted for as a purchase. The results of operations of OST and the fair value of assets acquired and liabilities assumed are included in our financial statements from the date of acquisition. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years.

         The following unaudited pro forma financial information assumes the acquisition occurred at the beginning of the periods in which the acquisition took place and, for comparative purposes, at the beginning of the immediately preceding year. These results have been prepared for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisition been made as discussed above. In addition, they are not intended to be a projection of future results (in thousands):

                                                                        Three Months Ended             Six Months Ended
                                                                             June 30,                      June 30,
                                                                    ---------------------------  ----------------------------
                                                                         2000          1999           2000           1999
                                                                    -------------    ----------   -----------    ------------
  Revenues........................................................     $ 24,417       $ 12,235     $ 44,537        $ 21,858
  Net income......................................................     $    624       $    339     $    947        $    575
  Diluted net income per share....................................     $   0.02       $   0.01     $   0.03        $   0.02

         On March 16, 2000, we purchased all the assets and business of EnterpriseSoft for $8.8 million in cash and common stock. The results of operations of EnterpriseSoft and the estimated fair value of assets acquired are included in our financial statements from the date of acquisition. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years. Pro forma information related to the purchase of EnterpriseSoft has not been presented due to immateriality.

         On April 1, 2000, we purchased additional shares of our distributor located in Japan ("Actuate Japan") from existing shareholders for approximately $548,000 raising our equity ownership of Actuate Japan to 67%. Accumulated losses applicable to the minority shareholders exceed their equity capital in Actuate Japan. This excess loss applicable to the minority shareholders has been charged to us, as the minority shareholders are not obligated to make good losses exceeding their equity capital.

3. Income Taxes

         Tax provision was calculated using the estimated annual effective tax rate that takes into account utilization of unbenefited net operating losses generated in prior years and the effect of nondeductible charges relating amortization of goodwill.

4. Subsequent Events

         On July 12, 2000, our board of directors authorized a Common Stock split on a two-for-one basis to be effected in the form of a 100% stock dividend. The Company's stockholders of record at the close of business on August 7, 2000 will receive one additional share of Common Stock, $0.001 par value per share, for each share that they own on such date. Our transfer agent will issue new shares on or about August 14, 2000, and our Common Stock will begin trading on NASDAQ on a split-adjusted basis beginning on or about August 15, 2000. Share numbers have not been restated to reflect the split in these financial statements.

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

Overview

     We are a leading provider of e.Reporting solutions for e.Business. Our e.Reporting solutions enable organizations to deliver high-value business information to the Internet for use by customers, employees and partners.

     We sell software products through two primary means: (i) directly to end user customers through our direct sales force and (ii) through indirect channel partners such as e.Business application vendors, resellers and distributors. e.Business application vendors generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end user customers. Our revenues are derived primarily from license fees for software products and, to a lesser extent, fees for services relating to such products, including software maintenance and support, training and consulting. In June 1999, we acquired all of the outstanding shares of Actuate Holding, B.V. ("BV"), the parent company of our distributors based in France, Germany and the United Kingdom. In February 2000, we acquired all of the outstanding shares of Open Software Technology, LLC ("OST"), a software consulting firm. In March 2000, we acquired all the assets of EnterpriseSoft, a developer of Java software products. In April 2000, we purchased additional shares of our distributor in Japan ("Actuate Japan") from existing shareholders raising our equity ownership of Actuate Japan to 67%. The results of operations of BV, OST, EnterpriseSoft and Actuate Japan, and the fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition (majority ownership).

     We were incorporated in California in November 1993 and reincorporated in Delaware in July 1998. In March 2000, we relocated our headquarters and our new offices are located at 701 Gateway Boulevard, South San Francisco, California 94080 and our telephone number is 650-837-2000.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                                                    Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                               ----------------------------   ---------------------------
                                                                   2000            1999          2000            1999
                                                               ------------    ------------   ----------     ------------
Revenues:
   License fees........................................              66%            76%            69%             78%
   Services............................................              34             24             31              22
                                                               --------        -------        -------        --------
        Total revenues.................................             100            100            100             100
                                                               --------        -------        -------        --------
Cost of revenues:
   License fees........................................               1              2              2               3
   Services............................................              22             12             19              12
                                                               --------        -------        -------        --------

        Total cost of revenues.........................              23             14             21              15
                                                               --------        -------        -------        --------
Gross profit...........................................              77             86             79              85
                                                               --------        -------        -------        --------
Operating expenses:
   Sales and marketing.................................              44             44             45              44
   Research and development............................              14             23             15              24
   General and administrative..........................               7              8              7               8
   Amortization of goodwill and other purchased
    intangibles........................................               8              4              7               2
                                                               --------        -------        -------        --------
      Total operating expenses.........................              73             79             74              78
                                                               --------        -------        -------        --------

Income from operations.................................               4              7              5               7
Interest and other income, net.........................               1              3              1               4
Provision for income taxes.............................               2              1              2               1
                                                               --------        -------        -------        --------
Net income.............................................               3%             9%             4%             10%
                                                               ========        =======        =======        ========

Revenues

Total revenues increased 149% from $9.8 million for the quarter ended June 30, 1999 to $24.4 million for the quarter ended June 30, 2000. Total revenues increased 139% from $18.1 million for the six months ended June 30, 1999 to $43.2 million for the six months ended June 30, 2000. During the second quarter and first half of 2000 and 1999, no customer accounted for more than 10% of total revenues. Sales outside of North America were $3.1 million, or 13% of total revenues for the second quarter of 2000, compared to $1.2 million, or 12% of total revenues for the second quarter of 1999. For the six months ended June 30, 2000, sales outside of North America were $5.2 million, or 12% of total revenues as compared to $2.2 million, or 12% of total revenues for the six months ended June 30, 1999.

 License fees. Revenues from license fees increased 117% from $7.5 million for the second quarter of 1999 to $16.2 million for the second quarter of 2000. For the six months ended June 30, 2000, license revenues were $29.7 million, an increase of 111% over license revenues of $14.1 million for the six months ended June 30, 1999. The increase in license fees in absolute dollars was primarily due to increased sales to new customers and follow-on sales to existing customers resulting from the expansion of our direct sales organization and increased acceptance of the Actuate e.Reporting System.

  Services. Service revenues increased 251% from $2.3 million for the second quarter of 1999 to $8.2 million for the second quarter of 2000. For the six months ended June 30, 2000, service revenues were $13.6 million, an increase of 236% over license revenue of $4.0 million for the six months ended June 30, 1999. The increase in service revenues was due to the increase in professional services revenues related to increase in demand for our professional services, the addition of consultants through the OST acquisition, and to a lesser extent, an increase in the installed base of customers receiving ongoing maintenance and support. As a percentage of total revenues, service revenues increased from 24% in the second quarter of 1999 to 34% in the second quarter of 2000. For the six months ended June 30, 2000, service revenues as a percentage of total revenues were 31% compared to 22% for the six months ended June 30, 1999. We expect that service revenues as a percentage of total revenues will increase in the future as a result of our plan to increase our consulting staff to support any increased demand for our professional services.

Cost of revenues

  License fees. Cost of license fees consists primarily of production and packaging costs, personnel and related costs, and facility costs. Cost of license fees increased from $198,000, or 3% of revenues from license fees, for the second quarter of 1999 to $334,000, or 2% of revenues from license fees, for the first quarter of 2000. Cost of license fees increased from $452,000, or 3% of revenues from license fees, for the six months ended June 30, 1999 to $755,000, or 3% of revenues from license fees for the six months ended June 30, 2000. The increase in absolute dollars was primarily due to fulfilling more orders during the quarter and six-month period. We expect cost of license fees to increase in absolute dollars and as a percentage of revenues from license fees in future periods due to increasing fulfillment costs, new product releases, localization costs, royalties to third party software vendors, new packaging of our products and printing costs associated with revised documentation materials.

  Services. Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services increased from $1.2 million, or 53% of service revenues, for the second quarter of 1999 to $5.3 million, or 64% of service revenues, for the second quarter of 2000. Cost of services increased from $2.2 million, or 55% of service revenues, for the six months ended June 30, 1999 to $8.3 million, or 61% of service revenues, for the six months ended June 30, 2000. The increase in absolute dollars was due to the continued expansion of our customer support and professional service organizations. We expect that cost of services will continue to increase in absolute dollars in the future as we continue to expand both our customer support and professional services organizations to meet customer demands for our services. The increase in the cost of service as a percentage of service revenues was due to the added infrastructure to support the growing service organizations and to the lower operating margin of OST's consulting engagements.

Operating Expenses

  Sales and marketing. Sales and marketing expenses consist primarily of compensation, promotional expenses, travel and entertainment, and facility costs. Sales and marketing expenses increased from $4.3 million, or 44% of total revenues for the second quarter of 1999 to $10.9 million, or 44% of total revenues for the second quarter of 2000. Sales and marketing expenses increased from $8.0 million, or 44% of total revenues for the six months ended June 30, 1999 to $19.6 million, or 45% of total revenues for the six months ended June 30, 2000. The increase in absolute dollars was primarily due to hiring additional sales and marketing personnel, increased travel expenses associated with increased headcount, higher sales commissions associated with increased revenues and increased marketing program expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods as we plan to hire additional sales and marketing personnel, establish additional sales offices, expand international distribution channels and increase promotional activities.

  Research and development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with product development. Research and development expenses increased from $2.3 million, or 24% of total revenues for the second quarter of 1999 to $3.4 million, or 14% of total revenues for the second quarter of 2000. Research and development expenses increased from $4.3 million, or 24% of total revenues for the six months ended June 30, 1999 to $6.6 million, or 15% of total revenues for the six months ended June 30, 2000. The increase in research and development expenses in absolute dollars was primarily due to the hiring of additional engineering personnel. The decrease as a percentage of total revenues was due to revenues increasing at a faster rate than research and development expenses. We anticipate that we will continue to devote substantial resources to research and development and that these expenses will increase in absolute dollars in future periods.

  General and administrative. General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal and accounting expenses and amortization of deferred compensation related to certain stock option grants. General and administrative expenses increased from $760,000, or 8% of total revenues for the second quarter of 1999 to $1.7 million, or 7% of total revenues for the second quarter of 2000. General and administrative expenses increased from $1.5 million, or 8% of total revenues for the six months ended June 30, 1999 to $3.1 million, or 7% of total revenues for the six months ended June 30, 2000. The increase in general and administrative expenses in absolute dollars was due primarily to increased personnel and related costs and professional fees necessary to manage and support our growth. We believe that general and administrative expenses will increase in absolute dollars in future periods as we continue to expand our facilities and personnel staff to meet our growing operations.

  Amortization of goodwill and other purchased intangibles. In June 1999, we acquired all of the outstanding stock of BV for cash. This acquisition was accounted for as a purchase and we recognized $9.6 million of goodwill and other intangible assets. In February 2000, we acquired all of the outstanding stock of OST for cash and stock. This acquisition was also accounted for as a purchase and we recognized $13.1 million of goodwill and other intangible assets. In March 2000, we acquired all the assets of EnterpriseSoft for cash and stock and recognized $8.7 million of goodwill and other intangible assets. In April 2000, we purchased additional shares of Actuate Japan from existing shareholders raising our equity ownership to 67%. We recognized $1.5 million of goodwill and other intangibles as a result of consolidating Actuate Japan financial statements as prescribed by generally accepted accounting principles. In the three and six-month periods ended June 30, 2000, we recorded a charge of $2.1 million and $3.0 million, respectively, for the amortization of goodwill and other purchased intangibles relating to these acquisitions, as compared to $368,000 for the same periods in 1999. Goodwill and other purchased intangibles arising from these acquisitions are being amortized on a straight-line basis over periods not exceeding four years.

Interest and Other Income, Net

     Interest and other income, net, are comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three months ended June 30, 2000 were $207,000 as compared with interest and other income, net of $334,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, interest and other income, net, were $456,000 as compared with interest and other income, net of $710,000 for the six months ended June 30, 1999. The decrease was due primarily to lower cash and investment balances from which interest is earned.

Provision for Income Taxes

     We recorded an income tax provision of $406,000 and $665,000 in the three and six-month periods ended June 30, 2000, respectively, and $110,000 and $225,000 in the three and six-month periods ended June 30, 1999. The effective tax rate for the three and six months ended June 30, 1999 was significantly below the statutory rate due to the utilization of previously unbenefited net operating loss. During the three and six months ended June 30, 2000, we continued to utilize previously unbenefited net operating loss. However, this benefit was offset by nondeductible goodwill charges. The effective tax rates used are based on our current estimates and forecasts of our taxable income in multiple domestic and foreign jurisdictions. The estimated annual effective tax rate is relatively sensitive to the results of operations in various jurisdictions, and because actual results may differ from such projections in future periods, the actual effective tax rate could differ materially from this estimate. In future years actual effective tax rate will increase after utilization of all the unbenefited net operating losses generated in prior years.

Liquidity and Capital Resources

     As of June 30, 2000, we had cash and cash equivalents of $8.6 million and short-term investments of $6.7 million in highly liquid, high quality debt securities and a certificate of deposit classified as available-for-sale. In addition, we obtained a letter of credit through our bank in the amount of $3.1 million as security deposit to lease our new facilities in South San Francisco.

     Net cash provided by operating activities was $9.9 million in the six months ended June 30, 2000, and $2.6 million in the six months ended June 30, 1999. For both six-month periods ended June 30, 2000 and 1999, cash provided by operating activities was primarily due to increases in deferred revenue, and net income as adjusted for amortization and depreciation that was offset by decreases in accounts receivable.

     Deferred revenue increased by approximately $6.9 million during the six months ended June 30, 2000 and by $2.9 million during the six months ended June 30, 1999. The increases in deferred revenue were due to the expansion of our customer base under maintenance contracts in addition to the signing of several agreements with future obligations, which require us to defer revenue in accordance with SOP 97-2.

     Net cash used in investing activities was $9.3 million in the six months ended June 30, 2000, and $9.0 million in the six months ended June 30, 1999. For the six months ended June 30, 2000, net cash used in investing activities was primarily due to purchases of property and equipment for our new South San Francisco facilities, the acquisitions of OST and the EnterpriseSoft business and the purchase of additional shares in Actuate Japan, which was offset by maturity and sale of our short-term investments. For the comparable 1999 period, net cash used in investing activities was due to the acquisition of BV.

     Net cash provided by financing activities was $1.4 million in the six months ended June 30, 2000, and $619,000 in the six months ended June 30, 1999. During both periods, net cash provided by financing activities was primarily from the proceeds derived from issuance of common stock under the employee stock purchase and stock option plans.

     We believe that current cash balances and any cash generated from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the purchase of the remaining interest of our distributor in Japan, or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

     In addition, we may in the future experience fluctuations in our gross and operating margins due to changes in the mix of our domestic and international revenues, changes in the mix of our direct sales and indirect sales and changes in the mix of license revenues and service revenues, as well as changes in the mix among the indirect channels through which our products are offered.

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

     To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as e.Business application vendors, resellers and distributors. Our revenues from license fees resulting from sales through indirect channel partners were approximately 37% in the first six months of 2000, 39% in fiscal 1999 and 41% in fiscal 1998. Our ability to achieve significant revenue growth in the future will depend in large part on our success in expanding our sales force and in further establishing and maintaining relationships with e.Business application vendors, resellers and distributors. In particular, a significant element of our strategy is to embed our technology in products offered by e.Business application vendors for resale or as a hosted application to such vendors' customers and end users. We intend to seek additional distribution arrangements with other e.Business application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our e.Business application vendors experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

     Although we are currently investing, and plan to continue to invest, significant resources to expand and develop relationships with e.Business application vendors, we have at times experienced and continue to experience difficulty in establishing and maintaining these relationships. If we are unable to successfully expand these distribution channels and secure license agreements with additional e.Business application vendors on commercially reasonable terms and extend existing license agreements with existing e.Business and application vendors on commercially reasonable terms, our operating results would be harmed. Any inability by us to maintain existing or establish new relationships with indirect channel partners or, if such efforts are successful, a failure of our revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm our business, operating results and financial condition.

IF THE MARKET FOR INTERNET BASED REPORTING SOFTWARE DOES NOT GROW AS WE EXPECT OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     The market for Internet based reporting software products is still emerging and we cannot be certain that it will continue to grow or that, even if the market does grow, businesses will adopt our products. If the market for Internet based reporting products fails to grow or grows more slowly than we expect, our business, operating results and financial condition would be harmed. To date, all of our revenues have been derived from licenses for our reporting software and related products and services, and we expect this to continue for the foreseeable future. We have spent, and intend to continue to spend, considerable resources educating potential customers and indirect channel partners about Internet based reporting and our products. However, if such expenditures do not enable our products to achieve any significant degree of market acceptance, our business, operating results and financial condition would be harmed.

WE MAY MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE NUMEROUS RISKS

     The Internet reporting software business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and expand our distribution channels and professional services organization. One of the ways we have addressed and will continue to address these issues is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

     - difficulties in integration of the operations, technologies, and products of the acquired companies;
     - the risk of diverting management's attention from normal daily operations of the business;
     - risks of entering markets in which we have no or limited direct prior experience; and
     -  the potential loss of key employees of the acquired company.

     Mergers and acquisitions of high-technology companies are inherently risky, and we cannot assure you that any acquisition will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to successfully integrate acquired companies and technologies with us could harm our business and operating results.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

     Our market is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in five principal forms:

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

     Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than us. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to leverage significant installed customer bases. These companies could integrate competing Web based reporting software with their products, resulting in a loss of market share for us. We expect additional competition as other established and emerging companies enter the Internet based reporting software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

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

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

     The market for our products is characterized by rapid technological changes, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. Any of these factors can render existing products obsolete and unmarketable. We believe that our future success will depend in large part on our ability to support current and future releases of popular operating systems, databases and e.Business software applications, to timely develop new products that achieve market acceptance, and to meet an expanding range of customer requirements. If the announcement or introduction of new products by us or our competitors or any change in industry standards causes customers to defer or cancel purchases of existing products our business, operating results and financial condition would be harmed. As a result of the complexities inherent in Internet based reporting, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of our products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. If we fail to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, our business, operating results and financial condition may be harmed.

IF WE DO NOT RELEASE NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS IN A TIMELY MANNER OR IF SUCH NEW PRODUCTS AND ENHANCEMENTS FAIL TO ACHIEVE MARKET ACCEPTANCE OUR BUSINESS COULD BE SERIOUSLY HARMED.

     We believe that our future success will depend in large part on the success of new products and enhancements that we make generally available. Prior to the release of any new products or enhancements, the products must undergo a long development and testing period. To date, the development and testing of new products and enhancements have taken longer than expected. In the event the development and testing of new products and enhancements continue to take longer than expected, the release of new products and enhancements will be delayed. If we fail to release new products and enhancements in a timely manner, our business, operating results and financial condition may be harmed. In addition, if such new products and enhancements do not achieve market acceptance our business, operating results and financial condition may be harmed.

BECAUSE THE SALES CYCLES OF OUR PRODUCTS ARE LENGTHY AND VARIABLE, OUR QUARTERLY RESULTS MAY FLUCTUATE.

     The purchase of our products by our end user customers for deployment within a customer's organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer's internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations. The sales cycle for an initial order of our products is typically 3 to 6 months and the sales cycle associated with a follow-on large scale deployment of our products typically extends for another 6 to 9 months or longer. We may experience longer sales cycles in the future. Additionally, sales cycles for sales of our products to e.Business application vendors tend to be longer, ranging from 6 to 24 months or more and involve convincing the vendor's entire organization that our products are the appropriate reporting solution for the vendor's application. This time period does not include the sales and implementation cycles of such vendor's own products, which are typically significantly longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end user customers or our indirect channel partners could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

IF WE FAIL TO EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     During the first six months of 2000 and the year ended 1999 and 1998, we derived 12%, 14% and 6% of our total revenues, respectively, from sales outside North America. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

     We have wholly owned subsidiaries in the United Kingdom, France, Germany and Australia and a majority owned subsidiary in Japan whose sole business purpose is the marketing, sale and distribution of our software products. We have very limited experience in the management of international operations. We also have a number of other distributors located worldwide. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

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

     Our rapid expansion in the number of employees and the scope of operations has placed and will continue to place a significant strain on our management, information systems and resources. Any acquisitions made by us will also put a significant strain on our management, information systems and resources. In addition, we expect that an expansion of our international operations will lead to increased financial and administrative demands associated with managing our international operations and managing an increasing number of relationships with foreign partners and customers and expanded treasury functions to manage foreign currency risks. Our future operating results will also depend on our ability to further develop indirect channels and expand our support organization to accommodate growth in our installed base. If we fail to manage our expansion effectively, our business, operating results and financial condition would be harmed.

OUR INABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM OUR BUSINESS.

     From January 1999 through June 2000, we increased our headcount from 149 to 443 full-time employees. Furthermore, significant increases in the number of employees are anticipated during the remainder of 2000 and 2001. In particular, we currently plan to significantly expand the number of employees in sales, customer support and marketing. Our success depends to a significant degree upon the efforts of certain key management, sales, customer support and research and development personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have experienced and will continue to experience difficulty in recruiting and retaining qualified personnel, particularly in the San Francisco Bay Area, where the employment market for qualified sales, marketing and engineering personnel is extremely competitive.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

     To date, we have not been notified that our products infringe the proprietary rights of third parties, but we cannot be certain that third parties will not claim infringement by us with respect to current or future products. We expect Internet based reporting software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business, operating results and financial condition.

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

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Stockholders held on May 24, 2000, our stockholders approved the following items:

1. The election of the following individuals as directors of the Company.

                                                                             Authority
                                                             For             Withheld
                                                             ---             --------
Nicolas C. Nierenberg..................................  21,543,249           73,257
Peter I. Cittadini.....................................  21,543,249           73,257
George B. Beitzel......................................  21,541,659           74,847
Arthur C. Patterson....................................  21,543,149           73,357
Steven D. Whiteman.....................................  21,543,034           73,472

2. The ratification of the appointment of Ernst & Young LLP, Independent Auditors as the Company's independent public accountants for the fiscal year ending December 31, 2000.

   For: 21,607,322            Against: 5,296         Abstain: 3,888


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

          27.1  Financial Data Schedule

     (b) Reports on Form 8-K:

         On March 10, 2000 and May 9, 2000, the Company filed a report on Form 8-K and Form 8-K/A relating to the acquisition of Open Software Technology, LLC.

                                   Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2000.

                                   Actuate Corporation
                                   (Registrant)


                                    By: /s/ DANIEL A. GAUDREAU


                                    ___________________________
                                    Daniel A. Gaudreau

                                    Chief Financial Officer, Senior Vice
                                    President of Finance (Principal
                                    Financial and Accounting Officer)

ACTUATE CORPORATION

               INDEX OF EXHIBITS

EXHIBIT #     EXHIBIT TITLE
---------     -------------

     27.1     Financial Data Schedule - June 30, 2000