Form 10-Q
period 2000-09-30
ACTUATE CORP
filed 2000-11-02
CIK 1062478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE
SECURITIES        EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

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

                                 Yes X No ____
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Title of Class               Outstanding as of September 30, 2000
              --------------               ------------------------------------
 Common Stock, par value $.001 per share                 57,082,584

                              Actuate Corporation

                               Table of Contents

PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements:


     Condensed Consolidated Balance Sheets as of September 30, 2000 and
      December 31, 1999.......................................................       3

     Condensed Consolidated Statements of Operations for the three months and
      nine months ended September 30, 2000 and 1999...........................       4

     Condensed Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2000 and 1999.............................................       5

     Notes to Condensed Consolidated Financial Statements.....................       7


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................      11


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................      26

  Item 6.  Exhibits and Reports on Form 8-K...................................      26

  Signature...................................................................      27

                         Part I. Financial Information

Item 1.  Financial Statements

                              ACTUATE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                    September 30,  December 31,
                                                         2000        1999 (1)
                                                     (unaudited)
                                                   --------------- ------------
                         ASSETS
Current assets:
   Cash and cash equivalents.......................  $      18,109   $    6,604
   Short-term investments..........................             --       17,549
   Accounts receivable, net........................         29,297       17,229
   Other current assets............................          1,831        1,107
                                                   --------------- ------------
Total current assets...............................         49,237       42,489
Property and equipment, net........................          9,534        2,438
Goodwill and other purchased intangible assets,
 net...............................................         26,253        8,024
Other assets.......................................          1,153          430
                                                   --------------- ------------
                                                     $      86,177   $   53,381
                                                   =============== ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................  $       4,549   $    1,749
   Accrued compensation............................          4,275        3,694
   Other accrued liabilities.......................          6,880        4,134
   Deferred revenue................................         19,786       12,168
                                                   --------------- ------------
Total current liabilities..........................         35,490       21,745
                                                   --------------- ------------
Long-term obligations..............................          2,033           --
                                                   --------------- ------------
Stockholders' equity:
   Common stock....................................             57           57
   Additional paid-in capital......................         61,718       47,815
   Deferred stock compensation.....................            (95)        (142)
   Cumulative translation adjustment...............            148          159
   Accumulated deficit.............................        (13,174)     (16,253)
                                                   --------------- ------------
      Total stockholders' equity...................         48,654       31,636
                                                   --------------- ------------
                                                     $      86,177   $   53,381
                                                   =============== ============

(1) The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTUATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                           Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                      -----------------------------  -----------------------------
                                                          2000            1999           2000            1999
                                                      ------------    -------------  ------------   --------------
Revenues:
  License fees.......................................    $  19,415         $  9,047     $  49,071        $  23,135
  Services...........................................       10,090            3,460        23,666            7,498
                                                      ------------    -------------  ------------   --------------
Total revenues.......................................       29,505           12,507        72,737           30,633
                                                      ------------    -------------  ------------   --------------
Costs and expenses:
   Cost of license fees..............................          649              252         1,404              704
   Cost of services..................................        5,993            1,723        14,253            3,927
   Sales and marketing...............................       12,848            5,749        32,411           13,784
   Research and development..........................        4,046            2,475        10,629            6,811
   General and administrative........................        1,971              958         5,042            2,450
   Amortization of goodwill and other purchased
        intangibles..................................        2,060              619         5,087              987
                                                      ------------    -------------  ------------   --------------

      Total costs and expenses.......................       27,567           11,776        68,826           28,663
                                                      ------------    -------------  ------------   --------------
Income from operations...............................        1,938              731         3,911            1,970
Interest and other income, net.......................          184              317           640            1,027
                                                      ------------    -------------  ------------   --------------
Income before income taxes...........................        2,122            1,048         4,551            2,997
Provision for income taxes...........................          807              112         1,472              337
                                                      ------------    -------------  ------------   --------------
Net income...........................................    $   1,315         $    936     $   3,079        $   2,660
                                                      ============    =============  ============   ==============
Basic income per share...............................    $    0.02         $   0.02     $    0.06        $    0.05
                                                      ============    =============  ============   ==============
Shares used in basic per share calculation...........       56,462           53,940        55,875           53,980
                                                      ============    =============  ============   ==============
Diluted income per share.............................    $    0.02         $   0.02     $    0.05        $    0.04
                                                      ============    =============  ============   ==============
Shares used in diluted per share calculation.........       64,788           59,836        64,073           59,300
                                                      ============    =============  ============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ACTUATE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                      Nine Months Ended September 30,
                                                                  ---------------------------------------
                                                                        2000                   1999
                                                                  ----------------        ---------------
Operating activities
Net income.....................................................        $     3,079             $    2,660
Adjustment to reconcile net income to net cash
 provided by operating activities:
    Amortization of deferred compensation......................                 47                     76
    Amortization of goodwill and other purchased
     intangibles...............................................              5,087                    683
    Depreciation...............................................              1,779                    715
    Changes in operating assets and liabilities:
       Accounts receivable.....................................            (10,691)                (9,136)
       Other current assets....................................               (724)                  (559)
       Accounts payable........................................              1,187                  1,499
       Accrued compensation....................................                581                    681
       Other accrued liabilities...............................              2,746                    873
       Deferred revenue........................................              7,618                  3,325
                                                                  ----------------        ---------------
Net cash provided by operating activities......................             10,709                    817
                                                                  ----------------        ---------------

Investing activities
Purchases of property and equipment............................             (8,876)                (1,344)
Purchases of short-term investments............................                  -                 (2,601)
Proceeds from maturity of short-term investments...............             17,549                  5,922
Acquisition of European distributors, net of cash assumed......                  -                 (9,645)
Acquisition of Open Software Technology, LLC, net of
 cash assumed..................................................             (7,300)                     -
Acquisition of EnterpriseSoft business.........................             (2,450)                     -
Acquisition of shares of Actuate Japan.........................             (1,506)                     -
Net change in other assets.....................................               (710)                  (183)
                                                                  ----------------        ---------------
Net cash used in investing activities..........................             (3,293)                (7,851)
                                                                  ----------------        ---------------

Financing activities
Proceeds from issuance of common stock.........................              4,350                  1,280
Payment of bank loan...........................................               (250)                     -
                                                                  ----------------        ---------------
Net cash provided by financing activities......................              4,100                  1,280
                                                                  ----------------        ---------------
Net increase (decrease) in cash and cash equivalents...........             11,516                 (5,754)
Effect of foreign exchange rate changes on cash................                (11)                    45
Cash and cash equivalents at the beginning of the period.......              6,604                 21,808
                                                                  ----------------        ---------------
Cash and cash equivalents at the end of the period.............        $    18,109             $   16,099
                                                                  ================        ===============

Non cash financing activities:
Common stock issued in connection with the acquisitions........   $          9,553        $             -
                                                                  ================        ===============
Consideration payable in future in connection with the
acquisition of Open Software Technology, LLC...................   $          2,033        $             -
                                                                  ================        ===============

Supplemental disclosure of cash flow information:
Interest paid..................................................   $              4        $            56
                                                                  ================        ===============
Income taxes paid..............................................   $            426        $            94
                                                                  ================        ===============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTUATE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation
         The accompanying interim condensed consolidated financial statements of Actuate Corporation are unaudited, but include all normal recurring adjustments which we believe to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of the financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite our best effort to establish good faith estimates and assumptions, actual results may differ.

         The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of operating results for the full fiscal year.

         In February 2000, we completed the acquisition of Open Software Technology, LLC ("OST"). In March 2000, we acquired all the assets and business of EnterpriseSoft. These acquisitions were accounted for under the purchase method of accounting. As prescribed by generally accepted accounting principles, the Condensed Consolidated Statements of Operations include these companies' operating results from the date of acquisition. In April 2000, we purchased additional shares of our distributor located in Japan ("Actuate Japan") from its other shareholders and we became the majority shareholder. We have consolidated the results of Actuate Japan from the date that we became the majority shareholder.

         On July 12, 2000, we announced a two-for-one stock split (in the form of a stock dividend) which was distributed at the close of business day on August 14, 2000. All earnings per share amounts, as well as references to common stock and stockholders' equity amounts, have been restated as if this stock dividend had occurred as of the earliest period presented.

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

     License arrangements with e.Business application vendors, resellers and distributors generally take the form of either (a) fixed price arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and sublicensing of the licensed software for a specified term and pursuant to which license fee revenue is deferred and recognized on a straight-line basis over the term of the license agreement or (b) arrangements pursuant to which a royalty is paid to us and is recognized as revenue based on the sell-through of our software or when there are no significant vendor obligations remaining.

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

         A reconciliation of shares used in the calculation of basic and diluted net income per share follows (in thousands, except per share data):

                                                                         Three Months Ended           Nine Months Ended
                                                                           September 30,                September 30,
                                                                      -------------------------  -----------------------------
                                                                          2000         1999           2000           1999
                                                                      -----------   -----------  -------------   -------------
Numerator:
  Net income.....................................................     $     1,315   $       936  $       3,079   $       2,660
                                                                      -----------   -----------  -------------   -------------

Denominator:
 Weighted-average common shares outstanding......................          56,853        55,344         56,356          55,272
 Weighted-average shares subject to repurchase...................            (391)       (1,404)          (481)         (1,292)
                                                                      -----------   -----------  -------------   -------------

 Denominator for basic income per share..........................          56,462        53,940         55,875          53,980
 Weighted-average shares subject to repurchase...................             391         1,404            481           1,292
 Weighted-average employee stock options outstanding.............           7,935         4,492          7,717           4,028
                                                                      -----------   -----------  -------------   -------------

Denominator for diluted income per share.........................          64,788        59,836         64,073          59,300
                                                                      ===========   ===========  =============   =============
Basic net income per share.......................................     $      0.02   $      0.02  $        0.06   $        0.05
                                                                      ===========   ===========  =============   =============
Diluted net income per share.....................................     $      0.02   $      0.02  $        0.05   $        0.04
                                                                      ===========   ===========  =============   =============

Comprehensive Income
         Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. A summary of comprehensive income follows (in thousands):

                                                                          Three Months Ended            Nine Months Ended
                                                                            September 30,                 September 30,
                                                                      ---------------------------  -----------------------------
                                                                           2000          1999           2000           1999
                                                                      -------------  ------------  -------------  --------------
Net income......................................................      $       1,315  $        936  $       3,079  $        2,660
Unrealized gain on short-term investments.......................                  3             3              3               2
Foreign currency translation adjustment.........................                 (6)           42            (11)             45
                                                                      -------------  ------------  -------------  --------------
Comprehensive income............................................      $       1,312  $        981  $       3,071  $        2,707
                                                                      =============  ============  =============  ==============

2.  Acquisitions
         On February 29, 2000, we acquired all of the outstanding stock of OST for cash and shares of common stock. The total purchase price was $13.1 million, consisting of $7.3 million in cash, $3.2 million in stock, future cash payments of $2.4 million to be paid on the second anniversary of the acquisition date, and approximately $200,000 of acquired net liabilities. The acquisition was accounted for as a purchase. The results of operations of OST and the fair value of assets acquired and liabilities assumed are included in our financial statements from the date of acquisition. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years.

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

                                                                        Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
                                                                    ---------------------------  -----------------------------
                                                                         2000          1999           2000           1999
                                                                    -------------  ------------  -------------  --------------
Revenues........................................................    $      29,505  $     15,126  $      74,042  $       36,984
Net income......................................................    $       1,315  $        605  $       2,262  $        1,180
Diluted net income per share....................................    $        0.02  $       0.01  $        0.04  $         0.02

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

         On April 1, 2000, we purchased additional shares of Actuate Japan from existing shareholders for approximately $548,000 raising our equity ownership of Actuate Japan to 67%. Accumulated losses applicable to the minority shareholders exceed their equity capital in Actuate Japan. This excess loss applicable to the minority shareholders has been charged to us, as the minority shareholders are not obligated to make good losses exceeding their equity capital. Pro forma information has not been presented due to immateriality.

3.  Income Taxes
         The tax provision was calculated using the estimated annual effective tax rate that takes into account utilization of unbenefited net operating losses generated in prior years and the effect of nondeductible charges relating to the amortization of goodwill.

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

Overview

         We are a leading provider of Internet information delivery software for e.Business. Our e.Reporting software products enable organizations to deliver high-value business information to the Internet for use by customers, employees and partners.

         We sell software products through two primary means: (i) directly to end user customers through our direct sales force and (ii) through indirect channel partners such as e.Business application vendors, resellers and distributors. e.Business application vendors generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end user customers. Our revenues are derived primarily from license fees for software products and, to a lesser extent, fees for services relating to such products, including software maintenance and support, training and consulting. In June 1999, we acquired all of the outstanding shares of Actuate Holding, B.V. ("BV"), the parent company of our distributors based in France, Germany and the United Kingdom. In February 2000, we acquired all of the outstanding shares of OST, a software consulting firm. In March 2000, we acquired all the assets of EnterpriseSoft, a developer of Java software products. In April 2000, we purchased additional shares of Actuate Japan from existing shareholders raising our equity ownership of Actuate Japan to 67%. The results of operations of BV, OST, EnterpriseSoft and Actuate Japan, and the fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition or the date of majority ownership, as applicable.

         We were incorporated in California in November 1993 and reincorporated in Delaware in July 1998. In March 2000, we relocated our headquarters and our new offices are located at 701 Gateway Boulevard, South San Francisco, California 94080 and our telephone number is 650-837-2000.

Results of Operations

         The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                                                 Three Months Ended             Nine Months Ended
                                                                   September 30,                  September 30,
                                                            -----------------------------  -----------------------------
                                                                 2000            1999           2000           1999
                                                            ------------   --------------  ------------   --------------
Revenues:
   License fees........................................               66%              72%           67%              76%
   Services............................................               34               28            33               24
                                                            ------------   --------------  ------------   --------------
        Total revenues.................................              100              100           100              100
                                                            ------------   --------------  ------------   --------------

Cost of revenues:
   License fees........................................                2                2             2                2
   Services............................................               20               14            20               13
                                                            ------------   --------------  ------------   --------------

        Total cost of revenues.........................               22               16            22               15
                                                            ------------   --------------  ------------   --------------
Gross profit...........................................               78               84            78               85
                                                            ------------   --------------  ------------   --------------
Operating expenses:
   Sales and marketing.................................               44               46            44               45
   Research and development............................               14               20            15               23
   General and administrative..........................                7                7             7                8
   Amortization of goodwill and other purchased
      intangibles......................................                7                5             7                3
                                                            ------------   --------------  ------------   --------------
      Total operating expenses.........................               72               78            73               79
                                                            ------------   --------------  ------------   --------------
Income from operations.................................                6                6             5                6
Interest and other income, net.........................                1                2             1                4
Provision for income taxes.............................                3                1             2                1
                                                            ------------   --------------  ------------   --------------
Net income.............................................                4%               7%            4%               9%
                                                            ============   ==============  ============   ==============

Revenues

Total revenues increased 136% from $12.5 million for the quarter ended September 30, 1999 to $29.5 million for the quarter ended September 30, 2000. Total revenues increased 137% from $30.6 million for the nine months ended September 30, 1999 to $72.7 million for the nine months ended September 30, 2000. During the third quarter and nine months of 2000 and 1999, no customer accounted for more than 10% of total revenues. Sales outside of North America were $4.1 million, or 14% of total revenues for the third quarter of 2000, compared to $2.2 million, or 18% of total revenues for the third quarter of 1999. For the nine months ended September 30, 2000, sales outside of North America were $9.3 million, or 13% of total revenues as compared to $4.5 million, or 15% of total revenues for the nine months ended September 30, 1999.

  License fees. Revenues from license fees increased 115% from $9.0 million for the third quarter of 1999 to $19.4 million for the third quarter of 2000. For the nine months ended September 30, 2000, license revenues were $49.1 million, an increase of 112% over license revenues of $23.1 million for the nine months ended September 30, 1999. The increase in license fees in absolute dollars was primarily due to increased sales to new customers and follow-on sales to existing customers resulting from the expansion of our direct sales organization and increased acceptance of the Actuate e.Reporting System.

  Services. Service revenues increased 192% from $3.5 million for the third quarter of 1999 to $10.1 million for the third quarter of 2000. For the nine months ended September 30, 2000, service revenues were $23.7 million, an increase of 216% over service revenue of $7.5 million for the nine months ended September 30, 1999. The increase in service revenues was due to the increase in professional services revenues related to increase in demand for our professional services, the addition of consultants through the OST acquisition, and to a lesser extent, an increase in the installed base of customers receiving ongoing maintenance and support. As a percentage of total revenues, service revenues increased from 28% in the third quarter of 1999 to 34% in the third quarter of 2000. For the nine months ended September 30, 2000, service revenues as a percentage of total revenues were 33% compared to 24% for the nine months ended September 30, 1999.

Cost of revenues

  License fees. Cost of license fees consists primarily of production and packaging costs, localization costs and personnel and related costs. Cost of license fees increased from $252,000, or 3% of revenues from license fees, for the third quarter of 1999 to $649,000, or 3% of revenues from license fees, for the third quarter of 2000. Cost of license fees increased from $704,000, or 3% of revenues from license fees, for the nine months ended September 30, 1999 to $1.4 million, or 3% of revenues from license fees for the nine months ended September 30, 2000. The increase in absolute dollars was primarily due to fulfilling more orders during the applicable periods. We expect cost of license fees to increase in absolute dollars and as a percentage of revenues from license fees in future periods due to increasing fulfillment costs, new product releases, localization costs, royalties to third party software vendors, new packaging of our products and printing costs associated with revised documentation materials.

  Services. Cost of services consists primarily of personnel and related costs and third-party consulting expenses incurred in delivering training and consulting services. Cost of services increased from $1.7 million, or 50% of service revenues, for the third quarter of 1999 to $6.0 million, or 59% of service revenues, for the third quarter of 2000. Cost of services increased from $3.9 million, or 52% of service revenues, for the nine months ended September 30, 1999 to $14.3 million, or 60% of service revenues, for the nine months ended September 30, 2000. The increase in absolute dollars was due to the continued expansion of our professional service and customer support organizations. We expect that cost of services will continue to increase in absolute dollars in the future as we continue to expand both our professional services and customer support organizations to meet customer demands for our services. The increase in the cost of service as a percentage of service revenues was due to the added infrastructure to support the growing service organizations and to the lower operating margin of OST's consulting engagements.

Operating Expenses

  Sales and marketing. Sales and marketing expenses consist primarily of compensation, promotional expenses, travel and entertainment, and facility costs. Sales and marketing expenses increased from $5.7 million, or 46% of total revenues for the third quarter of 1999 to $12.8 million, or 44% of total revenues for the third quarter of 2000. Sales and marketing expenses increased from $13.8 million, or 45% of total revenues for the nine months ended September 30, 1999 to $32.4 million, or 44% of total revenues for the nine months ended September 30, 2000. The increase in absolute dollars was primarily due to hiring additional sales and marketing personnel, increased marketing program expenses, higher sales commissions associated with increased revenues and increased travel expenses associated with increased headcount. We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods as we plan to hire additional sales and marketing personnel, establish additional sales offices, expand international distribution channels and increase promotional activities.

  Research and development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with product development. Research and development expenses increased from $2.5 million, or 20% of total revenues for the third quarter of 1999 to $4.0 million, or 14% of total revenues for the third quarter of 2000. Research and development expenses increased from $6.8 million, or 22% of total revenues for the nine months ended September 30, 1999 to $10.6 million, or 15% of total revenues for the nine months ended September 30, 2000. The increase in research and development expenses in absolute dollars was primarily due to the hiring of additional engineering personnel and consultants. The decrease as a percentage of total revenues was due to revenues increasing at a faster rate than research and development expenses. We anticipate that we will continue to devote substantial resources to research and development and that these expenses will increase in absolute dollars in future periods.

  General and administrative. General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems legal and general management. General and administrative expenses increased from $958,000, or 8% of total revenues for the third quarter of 1999 to $2.0 million, or 7% of total revenues for the third quarter of 2000. General and administrative expenses increased from $2.5 million, or 8% of total revenues for the nine months ended September 30, 1999 to $5.0 million, or 7% of total revenues for the nine months ended September 30, 2000. The increase in general and administrative expenses in absolute dollars was due primarily to increased personnel and related costs and professional fees necessary to manage and support our growth. We believe that general and administrative expenses will increase in absolute dollars in future periods as we continue to expand our facilities and personnel staff to meet our growing operations.

  Amortization of goodwill and other purchased intangibles. In June 1999, we acquired all of the outstanding stock of BV for cash. This acquisition was accounted for as a purchase and we recognized $9.6 million of goodwill and other intangible assets. In February 2000, we acquired all of the outstanding stock of OST for cash and stock. This acquisition was also accounted for as a purchase and we recognized $13.1 million of goodwill and other intangible assets. In March 2000, we acquired all the assets of EnterpriseSoft for cash and stock and recognized $8.7 million of goodwill and other intangible assets. In April 2000, we purchased additional shares of Actuate Japan from existing shareholders raising our equity ownership to 67%. We recognized $1.5 million of goodwill and other intangibles as a result of consolidating Actuate Japan financial statements as prescribed by generally accepted accounting principles. In the three and nine-month periods ended September 30, 2000, we recorded a charge of $2.1 million and $5.1 million, respectively, for the amortization of goodwill and other purchased intangibles relating to these acquisitions, as compared to $619,000 and $1.0 million, respectively, for the same periods in 1999. Goodwill and other purchased intangibles arising from these acquisitions are being amortized on a straight-line basis over periods not exceeding four years.

Interest and Other Income, Net

         Interest and other income, net, are comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three months ended September 30, 2000 were $184,000 as compared with interest and other income, net of $317,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest and other income, net, were $640,000 as compared with interest and other income, net of $1.0 million for the nine months ended September 30, 1999. The decrease was due primarily to lower cash and investment balances from which interest is earned.

Provision for Income Taxes

         We recorded an income tax provision of $807,000 and $1.5 million in the three and nine-month periods ended September 30, 2000, respectively, and $112,000 and $337,000 in the three and nine-month periods ended September 30, 1999. The effective tax rate for the three and nine months ended September 30, 1999 was significantly below the statutory rate due to the utilization of previously unbenefited net operating loss. During the three and nine months ended September 30, 2000, we continued to utilize previously unbenefited net operating loss. However, this benefit was offset by nondeductible goodwill charges. The effective tax rates used are based on our current estimates and forecasts of our taxable income in multiple domestic and foreign jurisdictions. The estimated annual effective tax rate is relatively sensitive to the results of operations in various jurisdictions, and because actual results may differ from such projections in future periods, the actual effective tax rate could differ materially from this estimate. In future years, we expect the actual effective tax rate will increase after utilization of all the unbenefited net operating losses generated in prior years.

Liquidity and Capital Resources

         As of September 30, 2000, we had cash and cash equivalents of $18.1 million in money market and highly liquid, high quality debt securities. In addition, we obtained a letter of credit through our bank in the amount of $3.1 million as security deposit to lease our facilities in South San Francisco.

         Net cash provided by operating activities was $10.7 million in the nine months ended September 30, 2000, and $817,000 in the nine months ended September 30, 1999. For both nine-month periods ended September 30, 2000 and 1999, cash provided by operating activities was primarily due to increases in deferred revenue, and net income as adjusted for amortization and depreciation that was offset by increases in accounts receivable.

         Deferred revenue increased by approximately $7.6 million during the nine months ended September 30, 2000 and by $3.3 million during the nine months ended September 30, 1999. The increases in deferred revenue were due to the expansion of our customer base under maintenance contracts.

         Net cash used in investing activities was $3.3 million in the nine months ended September 30, 2000, and $7.9 million in the nine months ended September 30, 1999. For the nine months ended September 30, 2000, net cash used in investing activities was primarily due to purchases of property and equipment for our new South San Francisco facilities, the acquisitions of OST and the EnterpriseSoft business and the purchase of additional shares in Actuate Japan, which was offset by maturity and sale of our short-term investments. For the comparable 1999 period, net cash used in investing activities was due to the acquisition of BV.

         Net cash provided by financing activities was $4.1 million in the nine months ended September 30, 2000, and $1.3 million in the nine months ended September 30, 1999. During both periods, net cash provided by financing activities was primarily from the proceeds derived from issuance of common stock under the employee stock purchase and stock option plans.

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

     To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as e.Business application vendors, resellers and distributors. Our revenues from license fees resulting from sales through indirect channel partners were approximately 41% in the first nine months of 2000, 39% in fiscal 1999 and 41% in fiscal 1998. Our ability to achieve significant revenue growth in the future will depend in large part on our success in expanding our sales force and in further establishing and maintaining relationships with e.Business application vendors, resellers and distributors. In particular, a significant element of our strategy is to embed our technology in products offered by e.Business application vendors for resale or as a hosted application to such vendors' customers and end users. We intend to seek additional distribution arrangements with other e.Business application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our e.Business application vendors experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

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

IF THE MARKET FOR INTERNET INFORMATION DELIVERY SOFTWARE DOES NOT GROW AS WE EXPECT OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     The market for Internet information delivery software products is still emerging and we cannot be certain that it will continue to grow or that, even if the market does grow, businesses will adopt our products. If the market for Internet information delivery software products fails to grow or grows more slowly than we expect, our business, operating results and financial condition would be harmed. To date, all of our revenues have been derived from licenses for our e.reporting software and related products and services, and we expect this to continue for the foreseeable future. We have spent, and intend to continue to spend, considerable resources educating potential customers and indirect channel partners about Internet information delivery and our products. However, if such expenditures do not enable our products to achieve any significant degree of market acceptance, our business, operating results and financial condition would be harmed.

WE MAY MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE NUMEROUS RISKS

     The Internet information delivery software business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and expand our distribution channels and professional services organization. One of the ways we have addressed and will continue to address these issues is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

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

     Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than us. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to leverage significant installed customer bases. These companies could integrate competing Internet information delivery software with their products, resulting in a loss of market share for us. We expect additional competition as other established and emerging companies enter the Internet information delivery software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the Internet information delivery needs of our prospective customers. Also our current or future indirect channel partners may have established in the past, or may in the future, establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could harm our ability to obtain revenues from license fees from new or existing customers and service revenues from new or existing customers on terms favorable to us. If we are unable to compete successfully against current and future competitors our business, operating results and financial condition would be harmed.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

     The market for our products is characterized by rapid technological changes, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. Any of these factors can render existing products obsolete and unmarketable. We believe that our future success will depend in large part on our ability to support current and future releases of popular operating systems, databases and e.Business software applications, to timely develop new products that achieve market acceptance, and to meet an expanding range of customer requirements. If the announcement or introduction of new products by us or our competitors or any change in industry standards causes customers to defer or cancel purchases of existing products our business, operating results and financial condition would be harmed. As a result of the complexities inherent in Internet information delivery, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of our products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. If we fail to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, our business, operating results and financial condition may be harmed.

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

BECAUSE THE SALES CYCLES OF OUR PRODUCTS ARE LENGTHY AND VARIABLE, OUR QUARTERLY RESULTS MAY FLUCTUATE.

     The purchase of our products by our end user customers for deployment within the customer's organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer's internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations. The sales cycle for an initial order of our products is typically 3 to 6 months and the sales cycle associated with a follow-on large scale deployment of our products typically extends for another 6 to 9 months or longer. We may experience longer sales cycles in the future. Additionally, sales cycles for sales of our products to e.Business application vendors tend to be longer, ranging from 6 to 24 months or more and may involve convincing the vendor's entire organization that our products are the appropriate Internet information delivery software for the vendor's application. This time period does not include the sales and implementation cycles of such vendor's own products, which are typically significantly longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end user customers or our indirect channel partners could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

IF WE FAIL TO EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     During the first nine months of 2000 and the year ended 1999 and 1998, we derived 13%, 14% and 6% of our total revenues, respectively, from sales outside North America. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

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

OUR INABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM OUR BUSINESS.

     From January 1999 through September 2000, we increased our headcount from 149 to 531 full-time employees. Furthermore, significant increases in the number of employees are anticipated during the remainder of 2000 and 2001. In particular, we currently plan to significantly expand the number of employees in sales, customer support and marketing. Our success depends to a significant degree upon the efforts of certain key management, sales, customer support and research and development personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have experienced and will continue to experience difficulty in recruiting and retaining qualified personnel, particularly in the San Francisco Bay Area, where the employment market for qualified sales, marketing and engineering personnel is extremely competitive.

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

THERE ARE RISKS ASSOCIATED WITH THE SOFTWARE INDUSTRY

     The software industry has historically experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions during which management information systems budgets often decrease. Such a change in economic conditions could result in a slow down of the purchase of Internet based software products. If this occurs, our business, operating results and financial condition may in the future reflect substantial fluctuations from period to period as a consequence of buying patterns and general economic conditions in the software industry.

IF OUR PRODUCT CONTAINS MATERIAL DEFECTS, OUR BUSINESS COULD BE SERIOUSLY
HARMED.

     Software products as complex as those offered by us often contain errors or defects, particularly when first introduced, when new versions or enhancements are released and when configured to individual customer computing systems. We currently have known errors and defects in our products. Despite testing conducted by us, if additional defects and errors are found in current versions, new versions or enhancements of our products after commencement of commercial shipment, this could result in the loss of revenues or a delay in market acceptance. The occurrence of any of these events could seriously harm our business, operating results and financial condition.

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

Item 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K:

          None.

                                   Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2000.


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

     27.1      Financial Data Schedule - September 30, 2000