Form 10-K
period 2000-12-31
ACTUATE CORP
filed 2001-03-12
CIK 1062478

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               -----------------
                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                            ----------------------
                                (650) 837-2000
             (Registrant's telephone number, including area code)

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

               (1)       Yes   _______x_______   No  _______________
               (2)       Yes   _______x_______   No  _______________


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Based on the closing price as reported on the Nasdaq Stock Market as of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $447,779,415. Shares of common stock held by each executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 28, 2001 there were 58,503,221 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2001Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

================================================================================

                              ACTUATE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2000


                               TABLE OF CONTENTS

                                                                                                               Page
PART I........................................................................................................    1
          Item 2.   Properties................................................................................   15
          Item 3.   Legal Proceedings.........................................................................   15
          Item 4.   Submission of Matters to a Vote of the Security Holders...................................   15

PART II........................................................................................................  15
          Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......................  15
          Item 6.   Selected Consolidated Financial Data.......................................................  16
          Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations......  17
          Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.................................  22
          Item 8.   Consolidated Financial Statements and Supplementary Data...................................  23
          Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......  23

PART III.......................................................................................................  23
          Item 10.  Directors and Executive Officers of the Registrant.........................................  23
          Item 11.  Executive Compensation.....................................................................  23
          Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................  23
          Item 13.  Certain Relationships and Related Transactions.............................................  23

PART IV........................................................................................................  24
          Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................  24

SIGNATURES.....................................................................................................  26

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

                                    PART I

ITEM 1.   BUSINESS

Overview

     Actuate Corporation is a leading provider of Information Delivery software products and services for e.Business. Information Delivery along with Databases, Content Management Systems and Application Servers, is a critical technology component of an organization's e.Business platform. Our Actuate e.Reporting Suite 5 (Actuate 5) product line allows companies to create, manage and deliver secure formatted content, using operational data from multiple data sources, and to make that high-value business content available on their e.Business Web sites for use by customers, partners and employees. Our products and services are used by our customers to deliver content such as transaction histories, service level information, performance summaries, manufacturing and distribution status and customer account information. Actuate 5 is a scalable, dynamic platform that can be seamlessly integrated into any e.Business Web site and its server-centric architecture provides the building blocks for an Information Delivery environment of any size. Actuate 5's open environment allows developers to create content from virtually any data source and present it in virtually any format required by our customers. Our products have been adopted in a wide variety of industries, including financial services, telecommunications, technology, health care and others and by a wide variety of organizations including Global 2000 companies, e.Business application vendors and Internet start-ups. We sell our products in North America primarily through our direct sales force and our e.Business Application Partners, who integrate and resell Actuate software to their customers. Outside North America, we sell our products through our direct sales force in the countries in which we have an office and through distributors.

Industry Background

     The emergence and acceptance of the Internet and the World Wide Web has fundamentally changed the way that consumers and businesses communicate, obtain information, purchase goods and transact business. As the Internet has become more accessible, functional and widely used, it has emerged as a primary business channel for many organizations. Businesses are increasingly using the Internet as both a marketing tool and distribution channel to communicate, conduct business and strengthen relationships with customers, partners and employees.

     The growth in the number of Internet users, as well as the open and interactive nature of the Internet, has led many businesses to seek new ways to take advantage of this global platform. To conduct business online, organizations must develop and deploy an e.Business platform. These platforms typically consist of four primary technology components. First, is the Database to organize data so that its contents can easily be accessed, managed and updated. Second, is the Content Management System which allows an e.Business to manage and publish unstructured content, such as electronic catalogs and marketing materials. Third, to deploy on line applications, such as the ability to conduct complex transactions, manage supply chains and interact with customers, the e.Business platform should include an Application Server.

     The fourth technology component of an e.Business platform is Information Delivery. By rapidly deploying large numbers of online applications, companies are capturing a vast amount of information about their relationships with customers and partners as well as information about their internal operations. It is imperative that a company be able to deliver this information in a personalized manner to its customers, partners and employees via the Web. An Information Delivery solution must also seamlessly integrate into the e.Business Web site and must be robust and scalable to support 100,000's of users.

The Actuate Solution

     Actuate e.Reporting Suite 5 is an Information Delivery platform that allows companies to create, manage and deliver secure formatted content, on their e.Business Web sites for use by customers, partners and employees. Actuate 5 can provide any type of personalized content such as:

 .    Transaction histories
 .    Service level information
 .    Performance summaries
 .    Manufacturing and distribution status
 .    Customer account information
 .    Financial statements

     Actuate 5 allows an organization to provide its customers, partners and employees access, via the Web, to high value business content, which allows those customers, partners and employees to make better decisions while also allowing the organization to increase revenue, reduce costs and improve customer service.

Actuate 5 contains the following attributes:

 .    Create compelling content rapidly.  Our open environment, including our
     ---------------------------------
     Java development environment, allows developers to create any type of content from nearly any data source, in any format using any calculation. Support for DHTML allows developers to design rich interactive content without the need for a plug-in. Actuate 5 is based on an object-oriented architecture that is designed to give developers a complete visual environment for structuring, compiling, viewing and debugging sophisticated content. Our component-based architecture enables developers to build e.Reports by dragging and dropping standard components that can be customized and stored in libraries for reuse.

 .    Integrate with any Web site.  Architected specifically to leverage the
     ---------------------------
     functionality of the Internet, our Information Delivery solution is designed to be seamlessly integrated into an e.Business Web site. Critical business information becomes accessible to a company's customers, suppliers and employees without any need for training.

 .    Scale to hundreds of thousands of users.  Our e.Reporting server is highly
     ---------------------------------------
     scalable and can deliver content to 100,000's of users. Our solution is designed to meet the Information Delivery needs of an organization as the amount of content published on its e.Business Web site and the populations of users accessing that information grows rapidly.

 .    Snap into Web/IT infrastructure.  Our products support widely used
     -------------------------------
     operating systems, Web servers, databases and Internet standards. Our Open Server permits the management of content developed with our Java development products and many types of existing non-Actuate reports. Our products also incorporate advanced technologies, critical for Internet applications, such as page level security, LDAP integration and XML.

Strategy

     Our strategy is to be the leading provider of Information Delivery solutions. Key elements of our strategy include:

     Expand Market Leadership Position through Strategic Relationships. We believe that we have established a leading position in the emerging market for Information Delivery. To accelerate the adoption of Actuate 5 as the standard Information Delivery platform for e.Business Web sites, we have established strategic relationships with e.Business application vendors, consulting firms, systems integrators and development partners. Our strategic technology and distribution partners include Agile Software, BMC Software, Clarify, iPlanet (Sun-Netscape Alliance), PeopleSoft, PricewaterhouseCoopers and Siebel. We intend to further develop our existing strategic relationships and enter into new partnerships to expand our market presence and leadership.

     Extend Technology Leadership. Since inception, we have focused our research and development efforts on developing core technologies that address the requirements of Information Delivery. Our products integrate a number of advanced technologies, including a patent pending method of providing page level security in a report, LDAP integration, advanced viewing technology incorporating Java, DHTML and XML, a patented method of storing report objects, a multi-tier architecture and Web access and delivery technology. In addition, we have in the past rapidly incorporated new technology into our product offerings. We believe we are a leader in Information Delivery technology and we intend to extend this leadership position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies.

     Broaden Distribution Channels. To date, we have sold our products primarily through our direct sales force located in North America and we have sold worldwide through the direct sales force of our foreign subsidiaries, e.Business application vendors, resellers and distributors. We intend to expand our end user and e.Business application vendor direct sales forces and telesales capability. In addition, we intend to continue to leverage and grow our existing network of e.Business application vendors, resellers and distributors and expand our indirect distribution channel worldwide.

     Leverage e.Services Capabilities. We have established successful relationships with our clients by serving as an advisor in developing and deploying Information Delivery applications. We are extending our direct e.Services capabilities to provide an expanded set of services to address such areas as Web-based Information Delivery strategy, project management, security integration and application design. In addition, we offer similar high-quality professional services capabilities through third-party alliances and are currently focused on the development of relationships with Global/National systems integrators. By offering our clients a full range of e.Services on a global basis, we believe we can broaden market awareness about the advantages of our Information Delivery solutions and create opportunities to sell new or additional products to clients.

     Increase International Presence. We plan to increase our international operations. Outside North America, we have established subsidiaries in Australia, France, Germany, Japan and the United Kingdom and distributor relationships throughout Europe, Asia/Pacific and South America and Africa. We have localized versions of our products in French, German, and Japanese. We intend to expand our international operations by increasing our international sales force, expanding our distribution channels worldwide and by continuing the localization of our products in selected markets.

Products and Technology

     Actuate e.Reporting Suite 5 is a fully integrated, Web-based Information Delivery suite of software products that provide an organization with the ability to create, manage and deliver personalized content seamlessly within an e.Business Web site. In the case of direct sales to end user customers, our development products are typically priced on a per user basis and the e.Reporting Server is priced on a per CPU basis. Indirect sales are usually either fixed price, unlimited usage arrangements or arrangements where royalties are paid to us based on sell through to end-users.

     The following table sets forth the primary products that comprise Actuate
5:

Actuate Products                                                   Product Description
--------------------------------       ----------------------------------------------------------------------------
Actuate e.Reporting Server             Server that provides sophisticated distribution and management
(standard, advanced and Java           infrastructure, scalability, security, and snap-in integration. Also
versions)                              provides the foundation for users to efficiently deploy personalized, structured content to an e.Business Web site.

Actuate Java Engine                    Server factory that allows the generation and management of content developed with our e.Report Designer -- Java Edition development product.

Actuate e.Report Designer              Provides a comprehensive, object-oriented environment for developers to
Professional                           create content rapidly and maintain that content easily using fewer resources. Allows for streamlined e.Report development and maintenance and provides smooth integration into e.Business Web sites.

Actuate e.Report Designer              Wizard driven development tool utilized by power users to rapidly design
                                       e.Reports.

Actuate e.Report Designer --           100% pure Java content creation tool utilized by Java developers to rapidly
Java Edition                           design content

Sales

     We sell our software products through two primary means: (i) directly to end user customers through our direct sales force and (ii) through indirect channel partners such as e.Business application vendors, resellers and distributors. Our products are used by customers in a wide variety of industries, including financial services, telecommunications, technology and health care and by a wide variety of organizations including Global 2000 companies and Internet start-ups .

     The direct sales process to end user customers involves the generation of sales leads through Web-based marketing, direct mail, seminars and telemarketing. Our field sales force typically conducts demonstrations and presentations of our products to developers and management at customer sites as part of the direct sales effort. Our telesales force conducts demonstration via the Web and sells our products over the phone. We have a separate sales force that addresses the e.Business application vendor market. These vendors integrate our products with their applications and either resell or provide them in hosted environment to their customers. The e.Business application vendor's end user customer is licensed to use our products solely in conjunction with the vendor's application with which the Actuate Information Delivery solution is integrated. We offer an upgrade license to such end user customers, which permits them to create content or reports outside the scope of the particular vendor application. e.Business application vendors provide the first level of post-sales support to their customers. We have also utilized a limited number of resellers, which re-market our products to their customer base. Resellers are offered discounts on our products and sell a full use license of the product. Our resellers do not provide post-sales support. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and maintaining relationships with e.Business application vendors and resellers.

International Operations

     We also sell our products outside North America through subsidiaries located in Australia, France, Germany, Japan and the United Kingdom and through numerous other distributors located in Europe, Asia/Pacific, South America and Africa. International sales accounted for 15% and 14% of our revenue in 2000 and 1999, respectively. Our international subsidiaries and distributors perform some or all of the following functions: sales and marketing, systems integration, software development, and ongoing consulting, training and customer support. In exchange for providing such services, we offer our distributors discounts on products and services. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside the United States and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors.

e.Services

     Our e.Services organization provides high value "implementation solutions" consulting services to customers developing and deploying Information Delivery solutions with our products. These services include methodology, security integration, limited application integration and performance evaluation. We also actively recruit and train third party consulting firms to provide implementation services for our products. Some of these consulting firms include PricewaterhouseCoopers, Atos Origin, Enterprise Group, Brightstar, Innovent Solutions, Powersolv and Benchmark Technical Services. Due to the critical nature of Information Delivery, we believe that our e.Services group and relationships with our consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy Actuate based solutions.

Marketing

     Our marketing organization is focused on building market awareness and acceptance of our company and our products as well as on developing strategic marketing, technology and other relationships. We have a comprehensive marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, as well as broad-scale marketing programs in conjunction with key partners. Our corporate marketing strategy includes print advertising, public relations activities, trade shows and user group meetings, as well as programs to work closely with analysts and other influential third parties. Our direct marketing activities include extensive Web-based marketing campaigns, participation in selected trade shows and conferences and targeted ongoing direct mail efforts to existing and prospective customers. We also offer seminars to educate prospective customers about our Information Delivery solution. Finally, we have invested in building a partner and channel marketing function to conduct cooperative marketing programs with our technology partners.

Customer Support

     We believe that providing superior customer service is critical to the successful sale and marketing of our products. Maintenance and support contracts, which are typically for 12 months, are offered with the initial license of software and may be renewed annually. Maintenance fees are typically set at a percentage of the total license fees paid by a customer. Substantially all of our direct sales to customers have maintenance and support contracts that entitle the customer to software patches, updates and new releases at no additional cost and technical support during normal business hours. Customers purchasing maintenance are able to access support, via email and telephone during normal business hours. We supplement our telephone support with Web-based support services, including access to FAQs, on line Web forums and a software patch download area. We also offer extended and enterprise maintenance plans that give our customers access to 24x7 support and additional support services. To improve access to our explanatory materials, we provide online documentation with all of our products. In addition, we offer, directly and through our network of certified training partners, classes and training programs for our products.

Research and Development

     Our research and development organization is divided into groups consisting of product managers, development engineers, quality assurance engineers, technical writers and developer communications personnel. Our development process begins with requirement specification, proceeds to functional design, followed by technical design and concludes with implementation. Requirements are based on the needs of customers and prospects, as well as competitive, technology and industry factors. Our development group uses detailed processes and frequent milestones during the functional and technical design phases. During implementation, the product is built and tested daily and our quality assurance group verifies that functionality, quality and performance criteria are met.

     Research and development expenses were $14.9 million for fiscal 2000, $9.3 million for fiscal 1999 and $7.4 million for fiscal 1998. We intend to continue to make substantial investments in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend on our ability to create products that directly address our customers' needs, leverage the latest technology innovations, are of high quality, and support current and future releases of popular operating systems platforms, development languages, databases, Internet standards, and e.Business software applications. We intend to maintain and improve our current product line and to timely develop or acquire new products that achieve market acceptance. Any failure by us to do so would have a material adverse effect on our business, operating results and financial condition.

Competition

     Our market is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in five principal forms:

     - direct competition from current or future vendors of Information Delivery solutions such as Seagate Software (a division of Seagate Technology, LLC.) and Brio Technology, Inc.;
     - indirect competition from vendors of Business Intelligence tools such as Hyperion Solutions Corp., Business Objects S.A., Cognos, Inc., MicroStrategy Incorporated and Microsoft that integrate reporting functionality with such tools;
     - indirect competition from e.Business software vendors such as SAP and Oracle, to the extent they include Information Delivery functionality in their applications;
     - competition from other e.Business software vendors and Internet development tool vendors; and
     - competition from the information technology departments of current or potential customers that may develop Information Delivery solutions internally which may be cheaper and more customized than our products.

     Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to leverage significant installed customer bases. These companies could integrate competing Internet Information Delivery software with their products, resulting in a loss of market share for us. We expect additional competition as other established and emerging companies enter the Information Delivery software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the Information Delivery needs of our prospective customers. Also our current or future indirect channel partners may have established in the past, or may in the future, establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could harm our ability to obtain revenues from license fees from new or existing customers and service revenues from new or existing customers on terms favorable to us.
If we are unable to compete successfully against current and future competitors our business, operating results and financial condition would be harmed.

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

     To date, we have not been notified that our products infringe the proprietary rights of third parties, but we cannot be certain that third parties will not claim infringement by us with respect to current or future products.
We expect Information Delivery software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business, operating results and financial condition.

Employees

     As of December 31, 2000, we had 609 full-time employees, including 274 in sales and marketing, 115 in research and development, 160 in services and support, and 60 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage. We believe our employee relations are good. We also believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel and, in particular, executive officers.

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

     - a slow down or a decrease in spending on information technology by our current and/or prospective customers
     -    sales cycles of our indirect channel partners;
     -    changes in pricing policies by us or our competitors;
     - changes in our level of operating expenses and our ability to control costs;
     -    budgeting cycles of our customers;
     - ability to make new products commercially available in a timely manner;
     -    failure to successfully manage acquisitions made by us;
     -    defects in our products and other product quality problems;
     -    failure to meet hiring needs and unexpected personnel changes;
     -    the management and expansion of our international operations;
     -    changes in our sales incentive plans;
     - continued successful relationships and the establishment of new relationships with e.Business application vendors; and
     -    general domestic and international economic and political conditions.

     Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Furthermore, several factors may require us, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

     - whether the license agreement includes both software products that are then currently available and software products or other enhancements that are still under development;
     - whether the license agreement relates entirely or partly to then currently undeliverable software products;
     - whether the license agreement requires the performance of services that may preclude revenue recognition until successful completion of such services; and
     - whether the license agreement includes acceptance criteria that may preclude revenue recognition prior to customer acceptance.

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

     To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as e.Business application vendors, resellers and distributors. Our revenues from license fees resulting from sales through indirect channel partners were approximately 45% in fiscal 2000 and 39% in fiscal 1999. Our ability to achieve significant revenue growth in the future will depend in large part on our success in expanding our sales force and in further establishing and maintaining relationships with e.Business application vendors, resellers and distributors. In particular, a significant element of our strategy is to embed our technology in products offered by e.Business application vendors for resale or as a hosted application to such vendors' customers and end users. We intend to seek additional distribution arrangements with other e.Business application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our e.Business application vendors experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

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

IF THE MARKET FOR INFORMATION DELIVERY SOFTWARE DOES NOT GROW AS WE EXPECT OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     The market for Information Delivery software products is still emerging and we cannot be certain that it will continue to grow or that, even if the market does grow, businesses will adopt our products. If the market for Information Delivery software products fails to grow or grows more slowly than we expect, our business, operating results and financial condition would be harmed. To date, all of our revenues have been derived from licenses for our e.Reporting software and related products and services, and we expect this to continue for the foreseeable future. We have spent, and intend to continue to spend, considerable resources educating potential customers and indirect channel partners about Information Delivery and our products. However, if such expenditures do not enable our products to achieve any significant degree of market acceptance, our business, operating results and financial condition would be harmed.

BECAUSE THE SALES CYCLES OF OUR PRODUCTS ARE LENGTHY AND VARIABLE, OUR QUARTERLY RESULTS MAY FLUCTUATE.

     The purchase of our products by our end user customers for deployment within the customer's organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer's internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations. The sales cycle for an initial order of our products is typically 3 to 6 months and the sales cycle associated with a follow-on large scale deployment of our products typically extends for another 6 to 9 months or longer. We may experience longer sales cycles in the future. Additionally, sales cycles for sales of our products to e.Business application vendors tend to be longer, ranging from 6 to 24 months or more and may involve convincing the vendor's entire organization that our products are the appropriate Information Delivery software for the vendor's application. This time period does not include the sales and implementation cycles of such vendor's own products, which are typically significantly longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end user customers or our indirect channel partners could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

IF WE FAIL TO EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     During fiscal 2000 and fiscal 1999, we derived 15% and 14% of our total revenues, respectively, from sales outside North America. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

WE MAY MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE NUMEROUS RISKS

     The Information Delivery software business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and expand our distribution channels and professional services organization. One of the ways we have addressed and will continue to address these issues is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

     Our market is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in five principal forms:

     - direct competition from current or future vendors of Information Delivery solutions such as Seagate Software (a division of Seagate Technology, LLC.), and Brio Technology, Inc.;
     - indirect competition from vendors of Business Intelligence tools such as Hyperion Solutions Corp., Business Objects S.A., Cognos, Inc., MicroStrategy Incorporated and Microsoft that integrate reporting functionality with such tools;
     - indirect competition from e.Business software vendors such as SAP and Oracle, to the extent they include Information Delivery functionality in their applications;
     - competition from other e.Business software vendors and Internet development tool vendors; and
     - competition from the information technology departments of current or potential customers that may develop Information Delivery solutions internally which may be cheaper and more customized than our products.

     Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to leverage significant installed customer bases. These companies could integrate competing Information Delivery software with their products, resulting in a loss of market share for us. We expect additional competition as other established and emerging companies enter the Information Delivery software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the Information Delivery needs of our prospective customers. Also our current or future indirect channel partners may have established in the past, or may in the future, establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could harm our ability to obtain revenues from license fees from new or existing customers and service revenues from new or existing customers on terms favorable to us.
If we are unable to compete successfully against current and future competitors our business, operating results and financial condition would be harmed.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

     The market for our products is characterized by rapid technological changes, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. Any of these factors can render existing products obsolete and unmarketable. We believe that our future success will depend in large part on our ability to support current and future releases of popular operating systems and computer programming languages, databases and e.Business software applications, to timely develop new products that achieve market acceptance, and to meet an expanding range of customer requirements. If the announcement or introduction of new products by us or our competitors or any change in industry standards causes customers to defer or cancel purchases of existing products our business, operating results and financial condition would be harmed. As a result of the complexities inherent in Information Delivery, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of our products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. If we fail to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, our business, operating results and financial condition may be harmed.

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

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

     We have subsidiaries in Australia, France, Germany, Japan and the United Kingdom whose sole business purpose is the marketing, sale and distribution of our software products. We have very limited experience in the management of international operations. We also have a number of distributors located worldwide. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

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

OUR INABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM OUR BUSINESS.

     From January 2000 through December 2000, we increased our headcount from 287 to 609 full-time employees. Furthermore, significant increases in the number of employees are anticipated during 2001. In particular, we currently plan to significantly expand the number of employees in sales, marketing, customer support and research and development. Our success depends to a significant degree upon the efforts of certain key management, sales, marketing, customer support and research and development personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have experienced and will continue to experience difficulty in recruiting and retaining qualified personnel, particularly in the San Francisco Bay Area, where the employment market for qualified sales, marketing, customer support and research and development personnel is extremely competitive.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

     Our future success depends upon the continued service of our executive officers and other key engineering, sales, marketing and customer support personnel. None of our officers or key employees is bound by an employment agreement for any specific term. If we lose the service of one or more of our key employees, or if one or more of our executive officers or key employees decide to join a competitor or otherwise compete directly or indirectly with us, this could have a significant adverse effect on our business.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

     To date, we have not been notified that our products infringe the proprietary rights of third parties, but we cannot be certain that third parties will not claim infringement by us with respect to current or future products.
We expect Information Delivery software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business, operating results and financial condition.

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

     The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

     -   actual or anticipated fluctuations in our operating results;
     -   announcements of technological innovations;
     -   new products or new contracts announced by us or our competitors;
     -   developments with respect to copyrights or proprietary rights;
     -   price and volume fluctuations in the stock market
     -   conditions and trends in the software and other technology industries;
     -   changes in corporate purchasing of e.Business application software;
     -   the announcement of mergers or acquisitions;
     -   adoption of new accounting standards affecting the software industry;
     -   changes in financial estimates by securities analysts;
     -   changes in the economic conditions in the United States and abroad; and
     -   the purchase or sale of our common stock by "day traders".

     In addition, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against such company. If we are involved in such litigation, it could result in substantial costs and a diversion of management's attention and resources and could harm our business, operating results and financial condition.

CERTAIN OF OUR CHARTER PROVISIONS AND DELAWARE LAW, MAY PREVENT OR DETER A CHANGE IN CONTROL OF ACTUATE.

     Actuate's Certificate of Incorporation, as amended and restated (the "Certificate of Incorporation"), and Bylaws, as amended and restated ("Bylaws"), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of Actuate or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions authorizing the issuance of "blank check" preferred stock and eliminating the ability of stockholders to act by written consent. In addition, certain provisions of Delaware law and our stock option plans may also have the effect of discouraging, delaying or preventing a change in control of Actuate or unsolicited acquisition proposals. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of our common stock.

ITEM 2.   PROPERTIES

     We relocated our worldwide headquarters to South San Francisco, California in March 2000. The Company occupies this 64,000 square foot facility under an eight-year lease. In December 2000, we entered into a ten-year lease for an additional 50,438 square foot facility adjacent to our South San Francisco headquarters. We expect to occupy this new facility in May 2001. Each of our foreign subsidiaries leases space and we also lease space in other geographic locations throughout North America for sales personnel.

     We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms. As a result of our California facilities being located near major earthquake fault lines, in the event of an earthquake our business, financial condition and operating results could be seriously harmed. In addition, California has been experiencing energy power shortages. If such power shortages result in numerous or prolonged brownouts or blackouts, our business, financial condition and operating results could be seriously harmed.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     We did not submit any matters to a vote of our securityholders during the fourth quarter of the fiscal year ended December 31, 2000.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     On July 23, 1998, we completed our initial public offering of 13,800,000 shares of common stock pursuant to a Registration Statement on Form S-1 (File No. 333-55741) which was declared effective on July 17, 1998 at a price of $2.75 per share.

     Our common stock is traded on the Nasdaq National Market under the symbol "ACTU". The following table sets forth the high and low closing sales prices of our common stock during the last two years. All share prices have been adjusted to reflect the Company' two stock splits which occurred on December 3, 1999 and August 15, 2000.

                                                   High            Low
          -------------------------------        --------        ---------
           First Quarter of Fiscal 1999           $ 8.25          $ 4.19
           Second Quarter of Fiscal 1999          $ 7.75          $ 4.35
           Third Quarter of Fiscal 1999           $ 9.17          $ 6.03
           Fourth Quarter of Fiscal 1999          $23.13          $ 7.41
           First Quarter of Fiscal 2000           $35.47          $17.34
           Second Quarter of Fiscal 2000          $26.69          $10.00
           Third Quarter of Fiscal 2000           $34.55          $21.00
           Fourth Quarter of Fiscal 2000          $36.00          $14.81

     As of January 31, 2001, there were approximately 144 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder). We believe we had approximately 7,925 beneficial owners of our common stock.

     We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 1997 and 1996 and the consolidated balance sheet data as of December 31, 1998, 1997 and 1996 are derived from audited consolidated financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

                                                                                      Year Ended
                                                                                     December 31,
                                                                  --------------------------------------------------
                                                                    2000      1999      1998       1997       1996
                                                                    ----      ----      ----       ----       ----
                                                                        (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
  License fees................................................    $ 72,286   $35,014   $17,750    $ 7,542    $   343
  Services....................................................      34,978    11,767     4,122      1,976        308
                                                                  --------   -------   -------    -------    -------
    Total revenues............................................     107,264    46,781    21,872      9,518        651
                                                                  --------   -------   -------    -------    -------
Cost of revenues:
  License fees................................................       1,959       896     1,012        647        171
  Services....................................................      20,975     6,021     3,171      1,263        305
                                                                  --------   -------   -------    -------    -------
    Total cost of revenues....................................      22,934     6,917     4,183      1,910        476
                                                                  --------   -------   -------    -------    -------
Gross profit..................................................      84,330    39,864    17,689      7,608        175
Operating expenses:
  Sales and marketing.........................................      48,133    22,384    11,658      7,366      2,965
  Research and development....................................      14,938     9,289     7,373      6,213      2,731
  General and administrative..................................       7,015     3,478     2,563      1,317        603
  Amortization of goodwill and other purchased intangibles....       7,147     1,590        --         --         --
                                                                  --------   -------   -------    -------    -------
    Total operating expenses..................................      77,233    36,741    21,594     14,896      6,299
                                                                  --------   -------   -------    -------    -------
Income (loss) from operations.................................       7,097     3,123    (3,905)    (7,288)    (6,124)
Interest and other income, net................................         891     1,313       739         46         65
                                                                  --------   -------   -------    -------    -------
Income (loss) before income taxes.............................       7,988     4,436    (3,166)    (7,242)    (6,059)
Provision for income taxes....................................       2,589       550        --         --         --
                                                                  --------   -------   -------    -------    -------
Net income (loss).............................................    $  5,399   $ 3,886   $(3,166)   $(7,242)   $(6,059)
                                                                  ========   =======   =======    =======    =======
Basic income (loss) per share(1)..............................    $   0.10   $  0.07   $ (0.10)   $ (0.62)   $ (0.55)
                                                                  ========   =======   =======    =======    =======
Shares used in  basic per share calculation (1)...............      56,114    53,926    31,020     11,680     10,964
                                                                  ========   =======   =======    =======    =======
Diluted income (loss) per share  (1)..........................    $   0.08   $  0.06   $ (0.10)   $ (0.62)   $ (0.55)
                                                                  ========   =======   =======    =======    =======
Shares used in diluted per share calculation (1)..............      64,483    59,900    31,020     11,680     10,964
                                                                  ========   =======   =======    =======    =======

                                                                                 December 31,
                                                          ----------------------------------------------------------
                                                             2000        1999        1998        1997       1996
                                                          ----------------------------------------------------------
                                                                                (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments.......   $26,928     $24,153     $32,730     $ 3,191     $ 1,040
Working capital (deficit)...............................    23,237      20,744      24,416      (3,318)     (1,564)
Total assets............................................    98,322      53,381      39,798       7,587       3,664
Long-term obligations, less current portion.............        --          --          --         124         213
Stockholders' equity (deficit)..........................    56,977      31,636      26,034      (2,202)     (1,191)

_______________________
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to used determine the number of shares used in computing net income (loss) per share.

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

Overview

     We are a leading provider of Information Delivery software products and services for e.Business. We began shipping our first product in January 1996. We sell software products through two primary means: (i) directly to end user customers through our direct sales force and (ii) through indirect channel partners such as e.Business application vendors, resellers and distributors. e.Business application vendors generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end user customers. Our revenues are derived from license fees for software products and, to a lesser extent, fees for services relating to such products, including software maintenance and support, consulting and training.

     In June 1999, we acquired all of the outstanding shares of Actuate Holding, B.V. ("BV"), the parent company of our distributors based in France, Germany and the United Kingdom. The acquisition was accounted under the purchase method of accounting. In connection with this acquisition, we recorded $9.6 million in goodwill and identified intangible assets, which are being amortized over periods not exceeding four years on a straight-line basis. The results of operations of BV and the estimated fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition.

     In February 2000, we acquired all of the outstanding shares of Open Software Technology LLC ("OST") for cash and shares of Actuate stock. The acquisition was accounted under the purchase method of accounting. In connection with this acquisition, we recorded $13.1 million in goodwill and identified intangible assets, which are being amortized over periods not exceeding four years on a straight-line basis. The results of operations of OST and the estimated fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition.

     In March 2000, we purchased all the assets and business of EnterpriseSoft. In connection with this purchase, we recorded $8.7 million in goodwill and identified intangible assets, which are being amortized over periods not exceeding four years on a straight-line basis. The results of operations of EnterpriseSoft and the estimated fair value of assets acquired are included in the consolidated financial statements from the date of purchase.

     In April 2000, we purchased additional shares of our distributor in Japan ("Actuate Japan") from existing shareholders and became the majority shareholder. We currently own 66.7% of Actuate Japan. In connection with this purchase, we recorded $1.5 million in goodwill, which is being amortized over four years on a straight-line basis. The results of operations of Actuate Japan and the estimated fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date we became the majority shareholder.

     License fee revenues from sales of software products directly to end user customers are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order and shipment of the product, fees are fixed or determinable, provided no vendor obligations remain and collection of the resulting receivables is deemed probable. Our products do not require significant customization. The majority of license fee revenues from direct sales to end user customers is from sales of specific individual products to such customers and is recognized upon shipment of the applicable product. Advance payments from end user customers, in arrangements in which the end user customer has the right to future unspecified products, are deferred and recognized as revenue ratably over the estimated term of the period, typically one year, during which the end user is entitled to receive the products.
License arrangements with end user customers generally give the customer a perpetual license to use our software, are terminable by either party in the event of a material breach of the license agreement by the other party if such breach is not cured within a specified cure period, contain certain representations, warranties and indemnities and provisions designed to limit the parties' liability under the license agreement.

     License arrangements with e.Business application vendors are for specified duration and require that such vendors only license our products to their customers for use with such vendor's application. Furthermore, license arrangements with distributors give such distributors the right to distribute our products to customers headquartered in specified territories. License arrangements with indirect channel partners such as e.Business application vendors, resellers and distributors generally take the form of (i) fixed price arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and resale of the licensed software for a specified term and pursuant to which license fee revenue is deferred and recognized on a straight-line basis over the term of the license agreement, (ii) arrangements pursuant to which a license fee is paid to us, which we recognize as revenue when no further obligations remain, provided the fees are fixed or determinable and collection of the resulting receivables is deemed probable or
(iii) arrangements in which we recognize revenue based on the e.Business application vendor's sell-through.

     Service revenues are primarily comprised of revenue from maintenance agreements, consulting and training fees. Revenue from maintenance agreements is deferred and recognized on a straight-line basis as service revenue over the term of the related agreement, which is typically one year. Service revenues from consulting and training services are recognized upon completion of the work to be performed.

     To date we have sold our products internationally primarily through our subsidiaries in Europe and Japan. During 2000, 1999 and 1998, we derived 15%, 14% and 6% of our total revenues, respectively, from sales outside North America. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. Although we intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets, there can be no assurance that such efforts will be successful. In order to successfully expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be materially adversely affected.

     We have a limited ability to forecast future revenues and expenses, thus the prediction of future operating results is difficult and unreliable. In addition, historical growth rates in our revenues and earnings should not be considered indicative of future revenue or earnings growth rates or operating results. There can be no assurance that any of our business strategies will be successful or that we will be able to maintain profitability on a quarterly or annual basis. It is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors, and in such event the price of our common stock could decline.

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                                         Year Ended December 31,
                                                                -------------------------------------------
                                                                    2000            1999           1998
                                                                ------------    ------------   ------------
Revenues:
  License fees.....................................                 67 %              75 %           81 %
  Services.........................................                 33                25             19
                                                                  ----              ----           ----
     Total revenues................................                100               100            100
                                                                  ----              ----           ----
Cost of revenues:
  License fees.....................................                  2                 2              5
  Services.........................................                 19                13             14
                                                                  ----              ----           ----
     Total cost of revenues........................                 21                15             19
                                                                  ----              ----           ----
Gross margin.......................................                 79                85             81
                                                                  ----              ----           ----
Operating expenses:
  Sales and marketing..............................                 45                48             53
  Research and development.........................                 14                20             34
  General and administrative.......................                  6                 8             12
  Amortization of goodwill and other purchased
   intangibles.....................................                  7                 3             --
                                                                  ----              ----           ----
     Total operating expenses......................                 72                79             99
                                                                  ----              ----           ----
Income (loss) from operations......................                  7                 6            (18)
Interest and other income, net.....................                  1                 3              3
Provision for income taxes.........................                 (3)               (1)            --
                                                                  ----              ----           ----
Net income (loss)..................................                  5 %               8 %          (15)%
                                                                  ====              ====           ====

  Revenues

     Our revenues are derived from license fees and services, which include software maintenance and support, consulting and training. Total revenues increased by 114% from $21.9 million in fiscal 1998 to $46.8 million in fiscal 1999 and by 129% to $107.3 million in fiscal 2000. No single customer accounted for more than 10% of our revenues for any of the periods presented.

     License Fees. Revenues from license fees increased by 97% from $17.8 million in fiscal 1998 to $35.0 million in fiscal 1999 and by 106% to $72.3 million in fiscal 2000. The increases were due primarily to increased sales to new customers and increased follow-on sales to existing customers and, to a lesser extent, increase in average selling prices for our products. Revenues from license fees from our indirect channel partners, including e.Business application vendors, resellers and distributors, accounted for 45%, 39% and 41% of total revenues from license fees for 2000, 1999 and 1998, respectively.

     Services. Revenues from services increased by 185% from $4.1 million in fiscal 1998 to $11.8 million in fiscal 1999 and by 197% to $35.0 million in fiscal 2000. The increase in 2000 was due to increases in consulting revenues as a result of our acquisition of OST, and increases in maintenance and support related to increases in our installed customer base.

  Cost of Revenues

     License Fees. Cost of revenues from license fees consists primarily of product packaging, documentation and production costs, and localization of our software for international distribution. Cost of revenues from license fees decreased from $1.0 million, or 6% of revenues from license fees, in 1998 to $896,000, or 3% of revenues from license fees, in fiscal 1999 and increased to $2.0 million, or 3% of revenues from license fees, in fiscal 2000. The decrease in absolute dollars in fiscal 1999 was primarily due to an increase in existing customers purchasing additional licenses in which no shipments were required. The decrease in cost of license fees revenues as a percentage of license fees revenues in fiscal 1999 was due to improved leverage in production and personnel costs and increases in the average selling price of our software. The increase in absolute dollars in fiscal 2000 was primarily due to packaging and production costs to support increased sales, and, to lesser extent, increased localization expense and royalty fees paid for embedded third party technologies. We expect cost of revenues from license fees to continue to grow in absolute dollars due to increasing licensing activity.

     Services. Cost of services revenues consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services revenues increased from $3.2 million, or 77% of services revenues, in fiscal 1998 to $6.0 million, or 51% of services revenues, in fiscal 1999 and to $21.0 million, or 60% of services revenues, in fiscal 2000. The decrease in cost of services as a percentage of services revenues in fiscal 1999 was due to efficiency and economies of scale. The increase in absolute dollars in 2000 was primarily due to increases in customer support personnel obtained in the OST acquisition and increased third-party costs to support the growing needs of our customers. The increase in cost of services as a percentage of services revenues in fiscal 2000 was due to integration costs relating to our acquisition of OST and building the infrastructure to support our growing service organizations. We expect cost of services to continue to grow in absolute dollars as we continue to hire additional customer support personnel and consultants to support our customers' demand for our services.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel and facility expenses. Sales and marketing expenses increased by 92% from $11.7 million in fiscal 1998 to $22.4 million, or 48% of total revenues, in fiscal 1999 and by 115% to $48.1 million, or 45% of total revenues, in fiscal 2000. The increases in absolute dollars were primarily due to the hiring of additional sales and marketing personnel, higher sales commissions associated with increased revenues and increased marketing activities The decrease in sales and marketing expenses as a percentage of total revenues was due to revenues increasing at a faster rate than sales and marketing expenses. We expect that sales and marketing expense will continue to increase in absolute dollars in future periods as we continue to hire additional sales and marketing personnel, establish additional sales offices, expand international distribution channels and increase promotional activities.

     Research and Development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased by 26% from $7.4 million in fiscal 1998 to $9.3 million, or 20% of total revenues, in fiscal 1999 and by 61% to $14.9 million, or 14% of total revenues, in fiscal 2000. The increases in absolute dollars were primarily due to increased personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing, depreciation of capital expenditures and facilities costs. The decreases in research and development expenses as a percentage of total revenues were due to revenues increasing at a faster rate than research and development expenses. We believe that a significant level of investment in product development is essential to maintain product leadership and anticipates research and development expenses to increase in absolute dollars in future periods for developing new products and providing enhancements to current products.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal and accounting expenses. General and administrative expenses increased by 36% from $2.6 million in fiscal 1998 to $3.5 million, or 8% of total revenues, in fiscal 1999 and by 102% to $7.0 million, or 6% of total revenues, in fiscal 2000. The increases in absolute dollars were primarily due to increases in personnel and related costs and professional fees necessary to manage and support our growth and facilities expansion. We believe that general and administrative expenses will continue to increase in absolute dollars in future periods as we hire additional personnel to support expanded operations.

     Deferred Compensation. We recorded deferred compensation aggregating $816,000 in 1997 and 1998. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of our Common Stock at the time of such grants. There was no deferred compensation in 1999 and 2000. In fiscal 2000, 1999 and 1998, we recorded amortization expense of approximately $61,000, $91,000, and $333,000, respectively. All deferred compensation expense has been included in general and administrative expenses. At December 31, 2000, we have approximately $81,000 remaining to be amortized over the corresponding vesting period of each respective option, generally five years. Upon cancellation of the underlying stock options, the unamortized portion has been offset against additional paid-in capital.

     Amortization of Goodwill and Other Purchased Intangibles. In connection with the acquisition of BV in June 1999, we recognized $9.6 million in goodwill and identified intangible assets. In addition, we recognized $13.1 million in goodwill and identified intangible assets in our acquisition of OST in February 2000 and $8.7 million in goodwill and identified intangible assets in our acquisition of EnterpriseSoft in March 2000. In April 2000, we purchased additional shares of Actuate Japan and became the majority shareholder. We recognized $1.5 million in goodwill as a result of consolidating Actuate Japan's financial statements. All of these acquisitions were accounted for by the purchase method of accounting. Goodwill and identified intangibles are being amortized on a straight-line basis over periods not exceeding four years. In fiscal 2000 and 1999, we recorded amortization expense of approximately $7.1 million and $1.6 million, respectively. Approximately $24.2 million remains to be amortized.

  Interest and Other Income, Net

     Interest and other income, net, is comprised primarily of interest income earned by us on our cash and short-term investments. Interest and other income, net, increased from a net income of $739,000 in fiscal 1998 to $1.3 million in fiscal 1999, and decreased to $891,000 in fiscal 2000. The increase in 1999 was due to interest income earned on investment from net proceeds from our initial public offering in July 1998. The decrease in 2000 was due to lower interest income on a lower average annual investment base as we used cash to purchase OST, EnterpriseSoft and shares of Actuate Japan.

Provision for Income Taxes

     The provision for income taxes on our pretax income was 32.4% and 12.4% in fiscal 2000 and 1999, respectively. We incurred losses prior to 1999 and no provision for income taxes was recorded. In general, our effective tax rate differs from the statutory rate of 35% largely as a function of benefits realized from prior years' losses. The increase of the 2000 effective tax rate as compared to the 1999 effective tax rate was primarily due to non-deductible acquisition costs and goodwill amortization expenses related to corporate merger and acquisitions completed in fiscal 2000.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through approximately $14.3 million in net proceeds from the private sales of preferred stock, $30.9 million in net proceeds from our initial public offering in July 1998, and cash from operations.

     As of December 31, 2000, we had cash and cash equivalents of $26.9 million. In fiscal 2000 and 1999, we generated positive cash flow of $19.3 million and $1.8 million, respectively, from operating activities, and used $138,000 in cash in fiscal 1998.

     Net cash used in investing activities was $5.3 million in fiscal 2000, $18.5 million in fiscal 1999, and $11.8 million in fiscal 1998. In fiscal 2000, cash was used primarily to purchase property and equipment for our newly relocated and expanded facilities in South San Francisco, and for our acquisition of OST, which was offset by proceeds from maturity of short-term investments. In fiscal 1999, cash was used primarily in the acquisition of BV and purchase of short-term investments. In fiscal 1998, cash was used primarily for purchase of short-term investments.

     Net cash provided by financing activities was $6.3 million in fiscal 2000, $1.4 million in fiscal 1999, and $30.8 million in fiscal 1998. Cash from financing activities in fiscal 2000 and 1999 primarily reflects the net proceeds from the exercise of options under our stock option plan and purchases of common stock under our stock purchase plan. Cash from financing activities in fiscal 1998 primarily reflect net proceeds from sales of common stock issued during the initial public offering.

     We believe that our current cash balances and cash generated from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may find it necessary to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to our current stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the acquisition of the minority interest in our Japanese distributor, or products or to obtain the right to use complementary technologies.

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

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in our fiscal quarter beginning
January 1, 2000. We believe that our current revenue recognition policy complies with SAB 101. The adoption of SAB 101 did not result in a material impact on our financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25," or FIN 44. FIN 44 clarifies the application of APB No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or our results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During 2000, 1999 and 1998, we derived 15%, 14% and 6% of our total revenues, respectively, from sales outside the United States. Approximately 2% of the revenues from our U.S. operations are overseas sales and are denominated in U.S. dollars. Our exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies is limited. However, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country and may result in a reduction in sales and profitability in that country. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations in 2000 was not material.

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


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding our Directors and Executive Officers is incorporated herein by reference from the section entitled "Election of Directors" of our definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Year 2001 Annual Meeting of Stockholders. The Proxy Statement is anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

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

(a)(3)   Exhibits

Exhibit
-------
  No.                                   Description
  ---                                   -----------
 2.1 (5)       Form of Purchase Agreement dated February 29, 2000, by and among the Company, Rohit Mathur, Barry Clague, Anita Gupta and Sowmya
               Narayan.
 2.2 (6)       Form of Purchase Agreement dated March 16, 2000, by and between the Company and EnterpriseSoft.
 3.1 (4)       Form of Third Amended and Restated Certificate of Incorporation.
 3.2 (1)       Form of Bylaws of the Registrant.
 4.1 (1)       Reference is made to Exhibits 3.1 and 3.2.
 4.2 (1)       Specimen Common Stock Certificate.
10.1 (1)       Form of Indemnification Agreement.
10.2 (1)       1994 Stock Option Plan, as amended.
10.3 (1)       1998 Equity Incentive Plan.
10.4 (1)       1998 Employee Stock Purchase Plan.
10.5 (1)       1998 Non-Employee Directors Option Plan.
10.6           2001 Supplemental Stock Option Plan.
10.7 (1)       Stockholders Agreement between the Company and Air Co., Ltd.,
               Toshiba Information Systems Corporation, Computer Institute of
               Japan, Ltd., Sumitomo Metal Industries and Masanori Harada, dated
               March 29, 1996.
10.8 (1)       Promissory Note between the Company and Actuate Japan, Co., Ltd.
               dated December 27, 1997.
10.9 (2)       Letter Agreement between the Company and Actuate Japan, Co., Ltd.
               dated September 17, 1998.
10.10 (2)      Actuate Japan Agreement between the Company and Actuate Japan,
               Co., Ltd. dated August 15, 1998.
10.11 (1)      Offer Letter between the Company and Daniel A. Gaudreau dated May
               7, 1997.
10.12 (1)      Offer Letter between the Company and Hamid Bahadori dated May 20,
               1998.
10.13 (3)      Office Building Lease between the Actuate and HMS Gateway Office,
               L.P. dated August 18, 1999.
10.14 (3)      First Amendment to Office Building Lease between the Actuate and
               HMS Gateway Office, L.P. dated September 30, 1999.
10.15          Office Building Lease between the Actuate and HMS Gateway Office,
               L.P. dated December 21, 2000.
21.1           Subsidiaries of Actuate Corporation.
23.1           Consent of Ernst & Young LLP, Independent Auditors .
24.1           Power of Attorney. (see the signature page to this Form 10-K).
27.1           Financial Data Schedule.

______________
(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741).
(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(3) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(4) Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 1999.
(5) Incorporated by reference to our Report on Form 8-K filed on March 10, 2000.
(6) Incorporated by reference to our Report on Form 8-K filed on March 27, 2000.

(b)   Reports on Form 8-K

     No reports on Form 8-K were filed by us during the fourth quarter of the fiscal year ended December 31, 2000.

(c)   Exhibits

     See (a)(3) above.

(d)   Financial Statement Schedule

     See (a)(2) above.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                    ACTUATE CORPORATION
                                    (Registrant)


                                    By:        /s/ DANIEL A. GAUDREAU
                                       -----------------------------------------
                                                  Daniel A. Gaudreau
                                          Senior Vice President, Finance and
                                          Administration and Chief Financial
                                                      Officer


Date:  March 9, 2001

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Peter I. Cittadini and Daniel A. Gaudreau, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

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

            Signature                                       Title                                      Date
            ---------                                       -----                                      ----
      /s/ Nicolas C. Nierenberg              Chairman of the Board and Chief Architect              March  9, 2001
--------------------------------------
         Nicolas C. Nierenberg

        /s/ PETER I. CITTADINI               Director, President and Chief Executive                March  9, 2001
--------------------------------------
           Peter I. Cittadini                Officer  (Principal Executive Officer)

       /s/ Daniel A. Gaudreau                Senior Vice President, Finance and                     March  9, 2001
--------------------------------------
          Daniel A. Gaudreau                 Administration and Chief Financial Officer
                                             (Principal Financial and Accounting Officer)

        /s/ GEORGE B. BEITZEL                Director                                               March  9, 2001
--------------------------------------
           George B. Beitzel

        /s/ KENNETH E. MARSHALL              Director                                               March  9, 2001
--------------------------------------
           Kenneth E. Marshall

       /s/ ARTHUR C. PATTERSON               Director                                               March  9, 2001
--------------------------------------
          Arthur C. Patterson

        /s/ Steven D. Whiteman               Director                                               March  9, 2001
--------------------------------------
           Steven D. Whiteman

                              ACTUATE CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.........................  F-2
Consolidated Balance Sheets...............................................  F-3
Consolidated Statements of Operations.....................................  F-4
Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)..  F-5
Consolidated Statements of Cash Flows.....................................  F-6
Notes to Consolidated Financial Statements................................  F-8

               REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
 Actuate Corporation

     We have audited the accompanying consolidated balance sheets of Actuate Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Actuate Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                    /s/ Ernst & Young LLP

Palo Alto, California
January 11, 2001

                              ACTUATE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                                                   December 31,
                                                                    -----------------------------------------
                                                                           2000                   1999
                                                                    ------------------      -----------------
ASSETS
Current assets:
   Cash and cash equivalents........................................          $ 26,928               $  6,604
   Short-term investments...........................................                --                 17,549
   Accounts receivable, net of allowance for doubtful accounts of
    $2,895 at December 31, 2000 and $1,553 at December 31, 1999.....            32,991                 17,229
   Prepaids and other current assets................................             2,630                  1,107
                                                                    ------------------      -----------------
Total current assets................................................            62,549                 42,489
Property and equipment, net.........................................            10,190                  2,438
Goodwill and other purchased intangibles, net.......................            24,193                  8,024
Other assets........................................................             1,390                    430
                                                                    ------------------      -----------------
                                                                              $ 98,322               $ 53,381
                                                                    ==================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................          $  4,254               $  1,749
   Accrued compensation.............................................             5,941                  3,694
   Other accrued liabilities........................................             6,584                  3,769
   Deferred revenue.................................................            22,108                 12,168
   Income taxes payable.............................................               425                    365
                                                                    ------------------      -----------------
Total current liabilities...........................................            39,312                 21,745
                                                                    ------------------      -----------------
Long-term obligations...............................................             2,033                     --
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding at December 31,
    2000 and 1999...................................................                --                     --
   Common stock, $0.001 par value, 100,000,000 shares authorized;
    57,893,282 and 55,476,606 shares issued and outstanding at
    December 31, 2000 and 1999, respectively........................                58                     56
   Additional paid-in capital.......................................            67,623                 47,816
   Deferred stock compensation......................................               (81)                  (142)
   Accumulated other comprehensive income...........................               231                    159
   Accumulated deficit..............................................           (10,854)               (16,253)
                                                                     -----------------       ----------------
Total stockholders' equity..........................................            56,977                 31,636
                                                                    ------------------      -----------------
                                                                              $ 98,322               $ 53,381
                                                                    ==================      =================

                            See accompanying notes.

                              ACTUATE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                 Year ended December 31,
                                                                  -----------------------------------------------------------
                                                                      2000                   1999                     1998
                                                                  -----------             -----------             -----------
Revenues:
  License fees................................................    $    72,286             $    35,014             $    17,750
  Services....................................................         34,978                  11,767                   4,122
Total revenues................................................        107,264                  46,781                  21,872
                                                                  -----------             -----------             -----------
Costs and expenses:
  Cost of license fees........................................          1,959                     896                   1,012
  Cost of services............................................         20,975                   6,021                   3,171
  Sales and marketing.........................................         48,133                  22,384                  11,658
  Research and development....................................         14,938                   9,289                   7,373
  General and administrative..................................          7,015                   3,478                   2,563
  Amortization of goodwill and other purchased intangibles....          7,147                   1,590                      --
                                                                  -----------             -----------             -----------
Total costs and expenses......................................        100,167                  43,658                  25,777
                                                                  -----------             -----------             -----------
Income (loss) from operations.................................          7,097                   3,123                  (3,905)
Interest and other income, net................................            891                   1,313                     739
                                                                  -----------             -----------             -----------
Income (loss) before income taxes.............................          7,988                   4,436                  (3,166)
Provision for income taxes....................................          2,589                     550                      --
                                                                  -----------             -----------             -----------
Net income (loss).............................................    $     5,399             $     3,886             $    (3,166)
                                                                  ===========             ===========             ===========

Basic income (loss) per share.................................    $      0.10             $      0.07             $     (0.10)
                                                                  ===========             ===========             ===========
Shares used in basic per share calculation....................         56,114                  53,926                  31,020
                                                                  ===========             ===========             ===========

Diluted income (loss) per share...............................    $      0.08             $      0.06             $     (0.10)
                                                                  ===========             ===========             ===========
Shares used in diluted per share calculation..................         64,483                  59,900                  31,020
                                                                  ===========             ===========             ===========

                            See accompanying notes.

                              ACTUATE CORPORATION

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                       (in thousands, except share data)

                                                                                                                       Note
                                                                                                       Additional   Receivable
                                                              Preferred Stock        Common Stock        Paid-in       from
                                                           ---------------------  -------------------
                                                             Shares      Amount     Shares     Amount    Capital      Officer
                                                           ----------   --------  ----------  -------  -----------  ----------
Balance at January 1, 1998.............................    25,958,928   $   26    15,905,140  $    16     $14,876    $      (40)
Issuance of common stock upon exercise of stock
  options, net of repurchases..........................            --       --       693,328        1         200            --
Issuance of common stock in public offering, net of
  issuance costs of $3,672.............................            --       --    12,560,000       13      30,855            --
Conversion of convertible preferred stock into
   common stock........................................   (25,958,928)     (26)   25,958,928       26          --            --
Deferred compensation related to grant of stock
   options.............................................            --       --            --       --         619            --
Amortization of deferred compensation..................            --       --            --       --          --            --
Net loss...............................................            --       --            --       --          --            --
                                                          -----------   ------    ----------    -----     -------    ----------
Balance at December 31, 1998...........................            --       --    55,117,396       56      46,550           (40)
Comprehensive income
    Net income.........................................            --       --            --       --          --            --
    Currency translation...............................            --       --            --       --          --            --

        Total comprehensive income.....................
Issuance of common stock upon exercise of stock
  options, net of repurchases..........................            --       --       (85,190)      --         244            --
Issuance of common stock under Employee Stock
  Purchase Plan........................................            --       --       444,400       --       1,123            --
Amortization of deferred compensation, net of
   cancellations.......................................            --       --            --       --        (160)           --
Tax benefits from employee stock options...............            --       --            --       --          59            --
Payment on note receivable.............................            --       --            --       --          --            40
                                                          -----------   ------    ----------    -----     -------    ----------
Balance at December 31, 1999...........................            --       --    55,476,606       56      47,816            --
Comprehensive income
    Net income.........................................            --       --            --       --          --            --
    Currency translation...............................            --       --            --       --          --            --

        Total comprehensive income.....................
Issuance of common stock upon exercise of stock
  options, net of repurchases and issuance costs.......            --       --     1,509,536        1       4,039            --
Issuance of common stock under Employee Stock
  Purchase Plan........................................            --       --       604,576        1       2,495            --
Amortization of deferred compensation, net of
  cancellations........................................            --       --            --       --          --            --
Insurance of common stock related to Open Software
  Technology acquisition...............................            --       --       102,564       --       3,245            --
Issuance of common stock related to EnterpriseSoft
  acquisition..........................................            --       --       200,000       --       6,257            --
Tax benefits from employee stock options...............            --       --            --       --       3,771            --
                                                          -----------   ------    ----------    -----     -------    ----------
Balance at December 31, 2000...........................            --   $   --    57,893,282    $  58     $67,623    $       --
                                                          ===========   ======    ==========    =====     =======    ==========

                                                                                                           Total
                                                                           Accumulated                 Stockholders'
                                                             Deferred         other                     Equity (Net
                                                               Stock      Comprehensive  Accumulated      Capital
                                                           Compensation      Income        Deficit      Deficiency)
                                                           ------------   -------------  -----------   -------------
Balance at January 1, 1998.............................            $(107)          $ --     $ (16,973)     $  (2,202)
Issuance of common stock upon exercise of stock
  options, net of repurchases..........................               --             --            --            201
Issuance of common stock in public offering, net of
  issuance costs of $3,672.............................               --             --            --         30,868
Conversion of convertible preferred stock into
   common stock........................................               --             --            --             --
Deferred compensation related to grant of stock
   options.............................................             (619)            --            --             --
Amortization of deferred compensation..................              333             --            --            333
Net loss...............................................               --             --        (3,166)        (3,166)
                                                                   -----           ----     ---------      ---------
Balance at December 31, 1998...........................             (393)            --       (20,139)        26,034
Comprehensive income
    Net income.........................................               --             --         3,886          3,886
    Currency translation...............................               --            159            --            159
                                                                                                           ---------
        Total comprehensive income.....................                                                        4,045
Issuance of common stock upon exercise of stock
  options, net of repurchases..........................               --             --            --            244
Issuance of common stock under Employee Stock
  Purchase Plan........................................               --             --            --          1,123
Amortization of deferred compensation, net of
   cancellations.......................................              251             --            --             91
Tax benefits from employee stock options...............               --             --            --             59
Payment on note receivable.............................               --             --            --             40
                                                                   -----           ----     ---------      ---------
Balance at December 31, 1999...........................             (142)           159       (16,253)        31,636
Comprehensive income
    Net income.........................................               --             --         5,399          5,399
    Currency translation...............................               --             72            --             72
                                                                                                           ---------
        Total comprehensive income.....................                                                        5,471
Issuance of common stock upon exercise of stock
  options, net of repurchases and issuance costs.......               --             --            --          4,040
Issuance of common stock under Employee Stock
  Purchase Plan........................................               --             --            --          2,496
Amortization of deferred compensation, net of
  cancellations........................................               61             --            --             61
Insurance of common stock related to Open Software
  Technology acquisition...............................               --             --            --          3,245
Issuance of common stock related to EnterpriseSoft
  acquisition..........................................               --             --            --          6,257
Tax benefits from employee stock options...............               --             --            --          3,771
                                                                   -----           ----     ---------      ---------
Balance at December 31, 2000...........................            $ (81)          $231     $ (10,854)     $  56,977
                                                                   =====           ====     =========      =========

                            See accompanying notes.

                              ACTUATE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                (in thousands)

                                                                                     Year ended December 31,
                                                                    -------------------------------------------------------
                                                                       2000                   1999                  1998
                                                                    ----------             ----------             ---------
Operating activities
 Net income (loss)...........................................         $  5,399               $  3,886              $ (3,166)
 Adjustments to reconcile net income (loss) to net cash from operating activities:
  Amortization of deferred compensation......................               61                     91                   333
  Amortization of goodwill and other intangibles.............            7,147                  1,590                     -
  Depreciation...............................................            2,778                  1,048                   695
  Loss on disposal of fixed assets...........................                -                      -                    70
  Tax benefit from exercise of stock options.................            3,771                      -                     -
  Change in operating assets and liabilities, net of effects of acquisition:
   Accounts receivable.......................................          (14,281)               (12,179)               (2,066)
   Other current assets......................................           (1,523)                  (707)                 (228)
   Accounts payable..........................................              892                    539                   367
   Accrued compensation......................................            2,247                  2,401                   296
   Income taxes payable......................................               60                    423                     -
   Other accrued liabilities.................................            2,815                    376                 1,714
   Deferred revenue..........................................            9,940                  4,300                 1,847
                                                                    ----------             ----------             ---------
Net cash generated by (used in) operating activities.........           19,306                  1,768                  (138)
                                                                    ----------             ----------             ---------
Investing activities
 Purchase of property and equipment..........................          (10,530)                (2,081)               (1,074)
 Purchases of short-term investments.........................                -                (26,445)              (10,922)
 Proceeds from maturity of short-term investments............           17,549                 19,818                   290
 Acquisition of Actuate Holding, B.V., including payment of
  assumed net liabilities....................................                -                 (9,614)                    -
 Acquisition of Open Software Technology, net of cash
   assumed...................................................           (7,406)                     -                     -
 Acquisition of EnterpriseSoft business......................           (2,500)                     -                     -
 Acquisition of shares of Actuate Japan......................             (666)                     -                     -
 Increase in other assets....................................           (1,787)                  (217)                  (69)
                                                                    ----------             ----------             ---------
Net cash used in investing activities........................           (5,340)               (18,539)              (11,775)
                                                                    ----------             ----------             ---------
Financing activities
 Proceeds from issuance of stock, net of issuance costs and
  repurchases................................................            6,536                  1,368                31,069
 Payments on capital lease obligations.......................                -                      -                  (249)
 Payments of bank loan.......................................             (250)                     -                     -
 Repayment of stockholder's note.............................                -                     40                     -
                                                                    ----------             ----------             ---------
Net cash provided by financing activities....................            6,286                  1,408                30,820
                                                                    ----------             ----------             ---------
Net increase (decrease) in cash and cash equivalents.........           20,252                (15,363)               18,907
Change in cumulative translation adjustment..................               72                    159                     -
Cash and cash equivalents at beginning of year...............            6,604                 21,808                 2,901
                                                                    ----------             ----------             ---------
Cash and cash equivalents at end of year.....................         $ 26,928               $  6,604              $ 21,808
                                                                    ==========             ==========             =========

Non cash financing activities:
Value of common stock issued in connection with the
 acquisitions................................................       $    9,502      $       -      $       -
                                                                    ==========      =========      =========
Consideration payable in future in connection with the
 acquisition of Open Software Technology.....................       $    2,033      $       -      $       -
                                                                    ==========      =========      =========
Supplemental disclosure of cash flow information
Interest paid................................................       $        4      $      56      $      22
                                                                    ==========      =========      =========
Income taxes paid............................................       $      463      $     130      $       -
                                                                    ==========      =========      =========

                            See accompanying notes.

                              ACTUATE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

1.   Summary of Significant Accounting Policies

  Description of Business

     Actuate Corporation (the "Company" or "Actuate") was incorporated on November 16, 1993 in the State of California and reincorporated in the State of Delaware on July 7, 1998. We are a leading provider of Information Delivery software products and services for e.Business. Information Delivery along with Databases, Content Management Systems and Application Servers, is a critical technology component of an organization's e.Business platform. Our Actuate e.Reporting Suite 5 (Actuate 5) product line allows companies to create, manage and deliver secure formatted content, using operational data from multiple data sources, and to make that high-value business content available on their e.Business Web sites for use by customers, partners and employees. Our products and services are used by our customers to deliver content such as transaction histories, service level information, performance summaries, manufacturing and distribution status and customer account information. Actuate 5 is a scalable, dynamic platform that can be seamlessly integrated into any e.Business Web site and its server-centric architecture provides the building blocks for an Information Delivery environment of any size. Actuate 5's open environment allows developers to create content from virtually any data source and present it in virtually any format required by our customers. Our products have been adopted in a wide variety of industries, including financial services, telecommunications, technology, health care and others and by a wide variety of organizations including Global 2000 companies, e.Business application vendors and Internet start-ups. We sell our products in North America primarily through our direct sales force and our e.Business Application Partners, who integrate and resell Actuate software to their customers. Outside North America, we sell our products through our direct sales force in the countries in which we have an office and through distributors.

  Basis of Presentation

     The consolidated financial statements include the accounts of Actuate and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     During 1999, we completed the acquisition of Actuate Holding, B.V. ("BV"). During 2000, we completed the acquisition of Open Software Technology, LLC ("OST") and acquired all the assets and business of EnterpriseSoft. These acquisitions were accounted for under the purchase method of accounting. In accordance with the purchase method of accounting, the Consolidated Statements of Operations include these companies' operating results from the date of acquisition. Also during 2000, we purchased additional shares of Actuate Japan Company Ltd. ("Actuate Japan"), our distributor located in Japan, from its other shareholders and became the majority shareholder. As of December 31, 2000, we have approximately 66.7% of the outstanding voting stock of Actuate Japan. We have consolidated the results of Actuate Japan from the date that we became the majority shareholder. Accumulated losses applicable to the minority shareholders exceed their equity capital in Actuate Japan. This excess loss applicable to the minority shareholders has been charged to us, as the minority shareholders are not obligated to contribute their share of losses exceeding their equity capital.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

  Net Revenue

     Revenue from license fees from sales of software products directly to end-user customers or indirect channel partners is recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product, if no vendor obligations remain, there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, and collection of the license fee is considered probable. Our products do not require significant customization. The majority of end user license revenues are derived from end user customer orders for specific individual products. These types of transactions are recognized as revenue upon shipment of product, assuming that all other revenue recognition criteria are met. Advance payments from end-users, in arrangements in which the end user customer has the right to future unspecified products, are deferred and recognized as revenue ratably over the estimated term of the period, typically one year, during which the end-user is entitled to receive the products. If the license agreement contains extended payment terms that would indicate that the fee is not fixed or determinable, revenue is recognized as the payments become due, assuming that all other revenue recognition criteria are met.

     License arrangements with enterprise application vendors, resellers and distributors generally take the form of either (a) fixed price arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and sublicensing of the licensed software for a specified term and pursuant to which license fee revenue is deferred and recognized on a straight-line basis over the term of the license agreement, (b) arrangements pursuant to which a license fee is paid to us, which we recognize as revenue when no further obligations remain, provided the fees are fixed or determinable and collection of the resulting receivables is deemed probable or (c) arrangements in which we recognize revenue based on the e.Business application vendor's sell-through.

     Service revenues are primarily comprised of revenue from maintenance agreements, consulting and training fees. Revenue from maintenance agreements is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year. Service revenues from consulting and training are recognized upon completion of the work to be performed. When we provide a software license and the related maintenance for one bundled price, the fair value of the maintenance, based on the price charged for that element separately, is deferred and recognized ratably over the term of the respective agreement.

     Based upon our interpretation of current available guidance, we believe our revenue recognition policies are in accordance with Statement of Position No. 97-2 "Software Revenue Recognition", as amended.

  Cash, Cash Equivalents and Short-Term Investments

     Cash and cash equivalents consist of cash deposited with banks and highly liquid, high quality debt securities with original maturities of 90 days or less. All short-term investments are classified as available-for-sale, are carried at amortized cost, which approximates fair value based on quoted market price, and consist of high quality debt securities with original maturities between 90 days and one year.

  Concentration of Credit Risk

     Financial instruments that potentially subject us to concentration of credit risk consist principally of marketable investments and accounts receivable. We place our investments with high-credit-quality multiple issuers. We sell to a diverse customer base primarily to customers in the United States. No single customer has accounted for more than 10% of our sales in any period presented. Sales for the year ended December 31, 2000, 1999 and 1998 are shown net of customer returns of approximately $2.2 million, $435,000 and $639,000 respectively. We do not require collateral on sales with credit terms. During the years ended December 31, 2000, 1999 and 1998, respectively, we added approximately $1.6 million, $876,000 and $548,000 to our bad debt reserves. Total write-offs of uncollectible amounts were approximately $299,000, $117,000 and $328,000 in these years, respectively. Allowance for doubtful accounts at December 31, 1998 was $794,000.

  Fair Value of Financial Instruments

     The carrying amount of Actuate's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term obligations approximate their respective fair value based on the short timeframe to maturity or payment date.

  Software Development Costs

     Software development costs associated with new products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Accordingly, Actuate has not capitalized any software development costs to date.

  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets that range from two to eight years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life.

  Intangible Assets

     Goodwill and other purchased intangibles relate to various acquisitions. These amounts are being amortized over the expected useful life not exceeding four years using the straight-line method. At December 31, 2000 and 1999, gross intangible assets, including goodwill, were $33.0 million and $9.6 million, respectively, and related accumulated amortization was $8.8 million and $1.6 million at December 31, 2000 and 1999, respectively.

  Impairment of Long-Lived Assets

     In accordance with the Statement of Financial Accounting No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", we evaluate long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There were no long-lived assets that were considered to be impaired during the periods presented.

  Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs are included in sales and marketing expense and amounted to $877,000, $25,000 and $2,000 in fiscal 2000, 1999 and 1998, respectively.

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

  Stock Dividends

     We announced a two-for-one stock split in the form of a stock dividend on November 8, 1999, which was distributed at the close of business on December 2, 1999. On July 12, 2000, we announced another two-for-one stock split in the form of a stock dividend, which was distributed at the close of business on August 14, 2000. All earnings (loss) per share amounts, as well as references to common stock and stockholders' equity amounts have been restated as if these stock dividends had occurred as of the earliest period presented.

  Stock-Based Compensation

     We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), we have elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations and to adopt the pro forma disclosure alternative as described in SFAS 123 in accounting for our employee stock option plan (see Note 7).

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

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):


                                                                              Year ended December 31,
                                                                  -------------------------------------------------
                                                                       2000            1999              1998
                                                                  -------------    ------------    ----------------

Net income (loss)...............................................        $ 5,399         $ 3,886           $(3,166)
                                                                        =======         =======           =======
Basic:
  Weighted-average shares of common stock outstanding...........         56,671          55,312            33,416
  Weighted-average shares subject to repurchase.................           (557)         (1,386)           (2,396)
                                                                        -------         -------           -------
Shares used in computing basic net income (loss) per share......         56,114          53,926            31,020
                                                                        =======         =======           =======
Basic net income (loss) per share...............................        $  0.10         $  0.07           $ (0.10)
                                                                        =======         =======           =======
Diluted:
 Shares used above..............................................         56,114          53,926            31,020
 Effect of dilutive potential common shares.....................          8,369           5,974                 -
                                                                        -------         -------           -------
 Shares used in computing diluted net income (loss) per
    share.......................................................         64,483          59,900            31,020
                                                                        =======         =======           =======
Diluted net income (loss) per share.............................        $  0.08         $  0.06           $ (0.10)
                                                                        =======         =======           =======

     The total number of potential common shares excluded from the calculation of diluted net loss per share was 2,572,600 in fiscal year 1998. These instruments have been excluded because their effect would be antidilutive.

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

  Segment Information

     Actuate is principally engaged in the design, development, marketing and support of Actuate e.Reporting Suite 5. Actuate's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, Actuate considers itself to be in a single industry segment, specifically the license, implementation and support of its software application.

     Actuate evaluates the performance of its geographic regions based on revenues only. Actuate does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, as Actuate's assets are primarily located in its corporate office in the United States and not allocated to any specific region, Actuate does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues in Note 9.

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

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in our fiscal quarter beginning January 1, 2000. We believe that our current revenue recognition policy complies with SAB 101. The adoption of SAB 101 did not result in a material impact on our financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25," or FIN 44. FIN 44 clarifies the application of APB No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or our results of operations.


2. Investment in Affiliate

     In March 1996, we established a joint venture company in Japan with six other corporate partners. We received approximately 8.3% of the equity ownership of Actuate Japan. In June 1999, we purchased shares from an existing shareholder raising our equity ownership to 16.7%. Then in April 2000, we became the majority shareholder when we purchased additional shares from existing shareholders raising our equity position to 66.7%. Goodwill arising on consolidation was $1.5 million, which is being amortized over four years.

     We have a call option for all of the shares issued to the other investors at a fixed price indicated in the agreement that increases each year after the third year of the joint venture company. The price to purchase the remaining (approximately 33.3%) of Actuate Japan was approximately $1.0 million as of December 31, 2000 and will be approximately $1.4 million as of April 2002, based on current exchange rates.

  Since March 1999, the other corporate partners have had the right to sell us, at their discretion, all of their outstanding shares at a fixed price indicated in the agreement that increases each year. This price was approximately $1.0 million as of December 31, 2000 and will be approximately $1.4 million as of April 2002, based on current exchange rates.

3. Acquisition

     In June 1999, we acquired all of the outstanding stock of BV, the parent company of our distributors based in France, Germany and the United Kingdom, for cash. The total purchase price was $9.6 million, representing a payment of $6.0 million in cash and the assumption of net liabilities of $3.6 million, which includes direct merger costs of approximately $300,000. The acquisition was accounted for by the purchase method of accounting. The results of operations of BV and the estimated fair value of assets acquired and liabilities assumed are included in our financial statements from the date of acquisition. Actuate has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $8.6 million to customer base, $900,000 to assembled workforce and $100,000 to goodwill. Intangible assets and goodwill arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years.

     On February 29, 2000, we acquired all of the outstanding stock of OST, a software consulting firm. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchased price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the acquisition date. Since February 29, 2000, OST's results of operations have been included in Actuate's Consolidated Statements of Operations. The total purchase price was $13.1 million, consisting of $7.4 million in cash, 102,564 shares of Actuate's common stock with a fair value of approximately $3.2 million, future cash payments of $2.0 million to be paid on the second anniversary of the acquisition date and other acquisition related expenses of approximately $500,000. Of the total purchase price, approximately $100,000 has been allocated to net tangible assets acquired, and the remainder was allocated to intangible assets, including assembled workforce of $2.2 million, a non-compete agreement of $100,000 and goodwill of $10.7 million. Intangible assets and goodwill arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years.

     The following unaudited pro forma financial information assumes the acquisition of OST occurred at the beginning of the year in which the acquisition took place and, for comparative purposes, at the beginning of the immediately preceding year. These results have been prepared for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisition been made as discussed above. In addition, they are not intended to be a projection of future results (in thousands):

                                                              Year Ended
                                                             December 31,
                                                      ------------   -----------
                                                          2000           1999
                                                      ------------   -----------
Revenues  ...........................................   $108,569       $56,441
Net income  .........................................   $  4,848       $   627
Net income per share - diluted  .....................   $   0.08       $  0.01

     On March 16, 2000, we purchased all the assets and business of EnterpriseSoft for $8.8 million, consisting of $2.5 million in cash and 200,000 shares of Actuate's common stock with a fair value of approximately $6.3 million. The results of operations of EnterpriseSoft and the estimated fair value of assets acquired are included in our financial statements from the date of acquisition. Actuate has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $86,000 to assembled workforce, $30,000 to non-compete agreement, $10,000 to completed technology, and $8.6 million to goodwill. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years. Pro forma information related to the purchase of EnterpriseSoft has not been presented due to immateriality.

4. Cash Equivalents and Short-Term Investments

     The following table summarizes the amortized cost, which approximates the fair value of our investments and their contractual maturities (in thousands):

                                                                                December 31,
                                                                ----------------------------------------
                                                                        2000                    1999
                                                                -------------------    -------------------
   Corporate debt obligations and deposits...................       $    11,932            $    20,446
                                                                    ===========            ===========
   Included in cash and cash equivalents.....................       $    11,932            $     2,897
   Included in short-term investments........................                 -                 17,549
                                                                    -----------            -----------
   Due within one year.......................................       $    11,932            $    20,446
                                                                    ===========            ===========

Realized and unrealized gains or losses were not significant for all periods presented.

5. Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                                              December 31,
                                                                ---------------------------------------------
                                                                            2000                     1999
                                                                --------------------      -------------------
   Furniture and fixtures....................................       $      3,055              $       439
   Computers and purchased software..........................              7,003                    3,720
   Leasehold improvements....................................              3,171                       42
                                                                    ------------              -----------
                                                                          13,229                    4,201
   Less accumulated depreciation.............................             (3,039)                  (1,763)
                                                                    ------------              -----------
   Property and equipment, net...............................       $     10,190              $     2,438
                                                                    ============              ===========

6. Commitments

 Operating Lease Commitments

   Actuate leases its headquarter facilities under noncancelable operating leases expiring in March 2008. In December 2000, we entered into a ten-year office building lease agreement for an additional office building adjacent to our headquarters in South San Francisco, California. In conjunction with the signing of the office building lease, we provided the landlord with a letter of credit in the amount of $1.6 million as security deposit. We plan to move into the new facilities in May 2001. Rent expense for facilities under operating leases was approximately $2.6 million in 2000, $1.1 million in 1999 and $805,000 in 1998. Aggregate minimum lease commitments under all operating leases are as follows (in thousands):

   Fiscal year
      2001..............................................................   5,426
      2002..............................................................   5,604
      2003..............................................................   5,553
      2004..............................................................   5,538
      2005..............................................................   5,663
      Thereafter........................................................  24,148
                                                                         -------
                                                                         $51,932
                                                                         =======

7. Stockholders' Equity

 Preferred Stock

   Under the terms of the certificate of incorporation, the board of directors is authorized, subject to any limitations prescribed by law, to issue the preferred stock in one or more series. Each series shall have the rights, preferences, privileges and restrictions, such as dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the right to increase or decrease the number of shares of any series, as the board of directors shall determine. The board of directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring or preventing a change in control of Actuate and could adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. We currently have no plans to issue any of the preferred stock.

  Stock Option Plans

     In May 1994, our board of directors adopted the 1994 Stock Option Plan (the "Predecessor Plan") for issuance of common stock to employees, consultants and nonemployee directors. In May 1998, the 1998 Equity Incentive Plan (the
"Plan") was adopted by the board of directors and approved by the stockholders in July 1998 as the successor to the Predecessor Plan. Outstanding options under the Predecessor Plan have been incorporated into the Plan and no further option grants will be made under the Predecessor Plan. Initially a total of 5,200,000 shares of common stock were reserved for issuance under the Plan. As of December 31, 2000, there were options to purchase 1,919,886 shares outstanding under the Predecessor Plan. Except as otherwise noted, options outstanding under the Predecessor Plan are subject to substantially the same terms as described below for option awards under the Plan. As of January 1 of each year, the number of shares reserved for issuance under the Plan will be increased automatically by the lesser of (i) 5% of the total number of shares of Common Stock then outstanding or (ii) 2,800,000 shares.

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

     Options granted under the Predecessor Plan are generally exercisable upon grant, subject to repurchase rights by us until vested. Options granted under the Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant and the remaining balance vesting monthly over the next four or three years. Upon a change in control, an Award will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award will accelerate in full. Options granted under the Predecessor Plan become fully vested upon a change in control unless assumed or replaced with a comparable option by the acquiring entity. At December 31, 2000 and 1999, 282,682 and 714,636 shares of common stock issued under the Predecessor Plan were subject to repurchase by us, respectively. All outstanding repurchase rights under the Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of our assets, except to the extent the repurchase rights are expressly assigned to the successor corporation.

     As of December 31, 2000, 2,187,656 shares of common stock were reserved and available for future grants under the Plan and Predecessor Plan.

  1998 Non-Employee Directors Option Plan

     Our 1998 Non-Employee Directors Option Plan (the "Directors Option Plan") was adopted by our board of directors in May 1998, and approved by our stockholders in July 1998. Under the Directors Option Plan, non-employee members of the Board of Directors are eligible for automatic option grants. 800,000 shares of common stock have been authorized for issuance under the Directors Option Plan. Each individual who first joins the board as a non-employee director, whether through election or appointment, will receive at that time an automatic option grant for 80,000 shares of common stock. With respect to the initial automatic option grant, the option will become exercisable as to 25% of the shares after one year of board service, with the balance of the shares becoming exercisable ratably in 36 monthly installments over the remaining period of optionee's board service. At each annual stockholders meeting beginning in 1999, each current non-employee director will automatically be granted a stock option to purchase 10,000 shares of common stock, whether or not he or she is standing for re-election at that particular meeting, which will become fully exercisable on the first anniversary of such meeting. Each option will have an exercise price equal to the fair market value of the common stock on the automatic grant date and a maximum term of ten years, subject to earlier termination following the optionee's cessation of Board service. The Board may amend or modify the Directors Option Plan at any time. The Directors Option Plan will terminate on May 27, 2008, unless terminated sooner by the board. However, vesting will automatically accelerate in full upon (i) an acquisition of Actuate by merger, consolidation or asset sale, (ii) a tender offer for more than 50% of the outstanding voting stock or proxy contest for Board membership or (iii) the death or disability of the optionee while serving as a Board member. As of December 31, 2000, 670,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

     Activity under all option plans was as follows:

                                                 Shares               Outstanding Options                 Weighted-
                                                             ---------------------------------
                                                Available       Number of            Price Per             Average
                                                For Grant        Shares               Share            Exercise Price
                                                ----------     ----------           ------------       --------------
  Balance at January 1, 1998........               202,668      3,207,800           $ 0.04-$0.53              $ 0.65
     Additional authorization.......             7,122,664             --                     --                  --
     Options granted................            (5,297,700)     5,297,700           $ 0.53-$4.82              $ 2.57
     Options exercised..............                    --       (876,464)          $ 0.04-$0.75              $ 0.25
     Options forfeited..............               984,336       (984,336)          $ 0.09-$4.03              $ 0.74
     Options repurchased............               183,136             --           $ 0.09-$0.16              $ 0.09
                                                ----------     ----------
  Balance at December 31, 1998......             3,195,104      6,644,700           $ 0.04-$4.82              $ 2.02
     Additional authorization.......             2,755,868             --                     --                  --
     Options granted................            (6,732,900)     6,732,900           $4.38-$17.57              $ 9.30
     Options exercised..............                    --       (334,678)          $0.04-$ 4.47              $ 0.97
     Options forfeited..............             1,134,762     (1,134,762)          $ 0.04-$8.85              $ 3.62
     Options repurchased............               419,868             --           $.04-$  0.75              $ 0.13
                                                ----------     ----------
  Balance at December 31, 1999......               772,702     11,908,160           $0.04-$17.66              $ 6.02
     Additional authorization.......             8,373,830             --                     --                  --
     Options granted................            (7,910,556)     7,910,556           $7.97-$36.00              $22.69
     Options exercised..............                    --     (1,530,036)          $0.04-$17.25              $ 2.74
     Options forfeited..............             1,601,180     (1,601,180)          $0.04-$34.94              $12.07
     Options repurchased............                20,500             --           $       0.09              $ 0.09
                                                ----------     ----------
  Balance at December 31, 2000......             2,857,656     16,687,500           $0.09-$36.00              $13.64
                                                ==========     ==========

     The following table summarizes information concerning stock options outstanding and exercisable under all Plans as of December 31, 2000:

                                            Options Outstanding                                 Options Exercisable
                      -------------------------------------------------------------    ------------------------------------
                                                 Weighted-
                                                  Average
     Range of                                    Remaining             Weighted-                               Weighted-
     Exercise              Number of            Contractual             Average            Number of            Average
      Prices                shares                 Life             Exercise Price          shares          Exercise Price
------------------    -----------------    -------------------    -----------------    ---------------    -----------------
     $  0.09-$3.53            4,186,771          7.5 years                   $ 2.31          1,753,059               $ 2.06
     $ 4.38-$10.53            4,515,923          8.5 years                   $ 7.71          1,044,475               $ 7.22
     $10.56-$24.00            4,543,806          9.1 years                   $18.39            349,537               $16.66
     $24.06-$36.00            3,441,000          9.1 years                   $28.93             62,500               $31.19
                             ----------                                                      ---------
     $ 0.09-$36.00           16,687,500          8.6 years                   $13.64          3,209,571               $ 6.00
                             ==========                                                      =========

     At December 31, 2000 and 1999, 2,273,401 and 1,462,796 outstanding options
were vested, respectively.   At December 31, 1999 and 1998, 1,516,614 and
6,644,700 options were exercisable.


 1998 Employee Stock Purchase Plan

     Our 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by our board of directors in May 1998, and approved by our stockholders in July 1998. A total of 1,000,000 shares of common stock have been reserved for issuance under the Purchase Plan. As of January 1 of each year, the number of shares reserved for issuance under the Purchase Plan will be automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under
Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee's cash compensation. No more than 4,000 shares may be purchased on any accumulation date. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with us. As of December 31, 2000, 1,048,976 shares had been purchased under the Purchase Plan.

     As of December 31, 2000, 1,151,024 shares of common stock were reserved and available for future issuance under the Purchase Plan.


 Stock Compensation

     We recorded deferred compensation of approximately $619,000 in 1998 and $197,000 in 1997. These amounts represent the difference between the exercise price and the deemed fair value of our common stock during the periods in which such stock options were granted. We recorded amortization of deferred compensation as an expense of approximately $61,000 in 2000, $91,000 in 1999 and $333,000 in 1998. At December 31, 2000, we have approximately $81,000 remaining to be amortized over the corresponding vesting period of each respective option. Upon cancellation of the underlying stock options, the unamortized portion has been offset against additional paid-in capital.


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

     Pursuant to SFAS 123, we are required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if we had elected to use the fair value approach to account for all of our employee stock-based compensation plans. Had compensation cost for our plans been determined consistent with the fair value approach enumerated in SFAS 123, our net income
(loss) and net income (loss) per share for the years ended December 31, 2000, 1999 and 1998 would have been as indicated below (in thousands, except per share data):

                                                                              Year ended December 31,
                                                            -------------------------------------------------------
                                                                2000                   1999                1998
                                                            ------------           ------------        ------------
  Net income (loss) (in thousands):
     As reported...................................           $  5,399                $ 3,866             $(3,166)
     Pro forma.....................................           $(46,077)               $(1,940)            $(4,212)
  Basic net income (loss) per share:
     As reported...................................           $   0.10                $  0.07             $ (0.10)
     Pro forma.....................................           $  (0.82)               $ (0.04)            $ (0.14)
  Diluted net income (loss) per share:
     As reported...................................           $   0.08                $  0.06             $ (0.10)
     Pro forma.....................................           $  (0.82)               $ (0.04)            $ (0.14)

     These pro forma amounts may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards may be made in subsequent years.

     The weighted-average deemed fair value of stock options granted was $19.15 in 2000, $6.81 in 1999 and $1.96 in 1998. The fair value has been estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

                                                                              Year ended December 31,
                                                            -------------------------------------------------------
                                                                   2000               1999               1998
                                                            -------------------------------------------------------
  Dividends.........................................                  0%                 0%                 0%
  Risk-free interest rate...........................               5.96%              5.91%              5.25%
  Expected life (in years)..........................                3.0                3.0                4.0
  Expected volatility...............................                118%                87%                70%

     During fiscal 2000, we issued 604,576 shares under the Purchase Plan. The weighted-average deemed fair value of employees' stock purchase rights under the Purchase Plan during 2000 was $4.15. The fair value of the purchase rights granted in fiscal 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.96%; expected dividend yield of zero percent; expected life of six months; and expected volatility of 118%.

8. Income Taxes

     The provision for income taxes consists of the following (in thousands):

                                                                              Year ended December 31,
                                                            -------------------------------------------------------
                                                                2000                   1999                1998
                                                            ------------           ------------        ------------
     Federal:
       Current.....................................             $2,926                  $ 437             $     -
       Deferred....................................               (675)                     -                   -
                                                                ------                  -----             -------
                                                                 2,251                    437                   -
                                                                ------                  -----             -------
     State:
       Current.....................................                847                    113                   -
       Deferred....................................               (524)                     -                   -
                                                                ------                  -----             -------
                                                                   323                    113                   -
                                                                ------                  -----             -------
     Foreign:
       Current.....................................                 15                      -                   -
       Deferred....................................                  -                      -                   -
                                                                ------                  -----             -------
                                                                    15                      -                   -
                                                                ------                  -----             -------
     Provision for income taxes....................             $2,589                  $ 550             $     -
                                                                ======                  =====             =======

     The tax benefit associated with exercises of stock options reduced taxes currently payable as shown above by $3.8 million, $59,000 and nil for the years ended December 31, 2000, 1999 and 1998, respectively. Such benefits were credited to additional paid-in-capital when realized.

     The difference between the provision for income taxes and the amount computed by applying the federal statutory rate (35 percent) to income before taxes is explained below (in thousands):

                                                                            Year ended December 31,
                                                             --------------------------------------------------
                                                                  2000               1999              1998
                                                             ------------     --------------       ------------
     Income taxes at federal statutory rate........             $2,796            $ 1,552             $   -
     Non-deductible goodwill.......................              1,090                525                 -
     Non-deductible expense........................                106                  -                 -
     Foreign operating loss utilized...............               (241)            (1,600)                -
     State tax, net of federal benefit.............                209                 73                 -
     Tax credits...................................               (411)                 -                 -
     Tax losses carryforward.......................               (960)                 -                 -
                                                                ------            -------             -----
                                                                $2,589            $   550             $   -
                                                                ======            =======             =====

     Significant components of deferred tax assets for federal and states are as follows (in thousands):

                                                                                   December 31,
                                                                          ----------------------------
                                                                            2000               1999
                                                                          ---------          ---------
   Net operating loss carryforward...............................          $ 3,954            $ 2,930
   Research credit carryforward..................................            1,000              1,521
   Capitalized research and development..........................              421                451
   Accruals and allowances not currently deductible for tax
    purposes.....................................................            2,323              1,128
   Other, net....................................................                -                508
                                                                           -------            -------
   Total deferred tax assets.....................................            7,698              6,538
   Valuation allowance...........................................           (6,499)            (6,538)
                                                                           -------            -------
                                                                           $ 1,199            $    --
                                                                           =======            =======

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The net valuation allowance decreased by $39,000 during the year ended December 31, 2000 and decreased by $1.9 million during the year ended December 31, 1999. As of December 31, 2000 approximately $5.0 million of the valuation allowances reflected above relates to the tax benefits of stock option deductions, which will be credited to additional paid in capital when realized.

     As of December 31, 2000, we had net operating loss carryforward for federal and state tax purposes of approximately $10.6 million and $2.9 million, respectively. We also had federal research and development tax credit carryforward of approximately $1.0 million. The federal and state operating loss carryforward will expire at various dates beginning in year 2008 and 2001, respectively, if not utilized.

     Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

9. Geographic Information

     Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Japan. Our revenue by geographic area is as follows (in thousands):

                                                                       Year ended December 31,
                                                              -----------------------------------------
                                                                 2000           1999            1998
                                                              ----------      ---------       ---------
  Revenues:
     North America...................................          $ 91,329        $40,229         $20,470
     Europe..........................................            12,500          4,868             947
     Asia Pacific and others.........................             3,435          1,684             455
                                                               --------        -------         -------
         Total.......................................          $107,264        $46,781         $21,872
                                                               ========        =======         =======

     No single customer has accounted for 10% or more of total revenues in fiscal 2000, 1999 or 1998.

10. Contingencies

     We are engaged in certain legal actions arising in the ordinary course of business. We believe we have adequate legal defenses and believe that the ultimate outcome of these actions will not have a material effect on our financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

11. Selected Quarterly Financial Data (Unaudited)

     The following tables set forth certain unaudited financial data for the eight quarters ended December 31, 2000 (in thousands, except per share data). All earnings per share amounts have been restated to reflect the two stock dividends as if these stock dividends had occurred as of the earliest period presented.

                                                                             Quarter ended
                                                    -------------------------------------------------------------
                                                    March 31,        June 30,      September 30,     December 31,
                                                      2000             2000            2000              2000
                                                    ---------       ---------      -------------     ------------
Revenue......................................        $18,815         $24,417          $29,505           $34,527
Gross profit.................................        $15,428         $18,789          $22,863           $27,250
Net income...................................        $ 1,140         $   624          $ 1,315           $ 2,320
Earnings per share:
      Basic..................................        $  0.02         $  0.01          $  0.02           $  0.04
      Diluted................................        $  0.02         $  0.01          $  0.02           $  0.04

                                                                             Quarter ended
                                                    -------------------------------------------------------------
                                                    March 31,        June 30,      September 30,     December 31,
                                                      1999             1999            1999              1999
                                                    ---------       ---------      -------------     ------------
Revenue......................................        $ 8,313         $ 9,813          $12,507           $16,148
Gross profit.................................        $ 7,095         $ 8,375          $10,532           $13,862
Net income...................................        $   846         $   878          $   936           $ 1,226
Earnings per share:
      Basic..................................        $  0.02         $  0.02          $  0.02           $  0.02
      Diluted................................        $  0.01         $  0.01          $  0.02           $  0.02


12.  Subsequent Events (Unaudited)

     In January 2001, the Company's Board of Directors adopted the 2001 Supplemental Stock Plan ("2001 Plan"). A total of 2,700,000 shares of Common Stock have been reserved for issuance under the 2001 Plan. Employees and consultants are eligible for awards under the 2001 Plan. Members of the board of directors and officers of Actuate are not eligible to receive awards under the 2001 Plan.