Form 10-Q
period 2001-03-31
ACTUATE CORP
filed 2001-05-01
CIK 1062478

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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

                            Yes    X          No ____
                                -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
          Title of Class                   Outstanding as of March 31, 2001
          --------------                   ---------------------------------
  Common Stock, par value $.001 per share           58,586,197

                              ACTUATE CORPORATION

                               Table of Contents



PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements:


     Condensed Consolidated Balance Sheets as of March 31, 2001 and
      December 31, 2000......................................................................       3

     Condensed Consolidated Statements of Operations for the three months
      ended March 31, 2001 and 2000 .........................................................       4

     Condensed Consolidated Statements of Cash Flows for the three months
      ended March 31, 2001 and 2000 .........................................................       5

     Notes to Condensed Consolidated Financial Statements ...................................       6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ......................................................       9

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings ................................................................      23

  Item 6.  Exhibits and Reports on Form 8-K .................................................      23

  Signature .................................................................................      24


                         Part I.  Financial Information
Item 1.  Financial Statements

                              ACTUATE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         March 31,             December 31,
                                                           2001                  2000 (1)
                                                       (unaudited)
                                                    -----------------       -----------------
                  ASSETS
Current assets:
  Cash and cash equivalents .....................     $      33,032             $     26,928
  Accounts receivable, net ......................            34,874                   32,991
  Other current assets ..........................             2,954                    2,630
                                                    ----------------        -----------------
Total current assets ............................            70,860                   62,549
Property and equipment, net .....................             9,970                   10,190
Goodwill and other purchased intangible
    assets, net..................................            22,132                   24,193
Other assets.....................................             1,548                    1,390
                                                    ----------------        -----------------
                                                      $     104,510             $     98,322
                                                    ================        =================
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................     $       5,621             $      4,254
  Accrued compensation ..........................             4,166                    5,941
  Other accrued liabilities .....................             7,310                    6,584
  Deferred revenue ..............................            23,132                   22,108
  Income tax payable ............................             1,171                      425
                                                    ----------------        -----------------
Total current liabilities .......................            41,400                   39,312
                                                    ----------------        -----------------
Long-term obligations ...........................                 -                    2,033
                                                    ----------------        -----------------
Stockholders' equity:
  Common stock ..................................                58                       58
  Additional paid-in capital ....................            72,187                   67,623
  Deferred stock compensation ...................               (67)                     (81)
  Accumulated other comprehensive income ........               123                      231
  Accumulated deficit ...........................            (9,191)                 (10,854)
                                                    -----------------       -----------------
     Total stockholders' equity .................            63,110                   56,977
                                                    =================       =================
                                                      $     104,510             $     98,322

(1) The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTUATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          2001      2000
                                                        --------  --------
Revenues:
  License fees......................................... $ 23,759  $ 13,487
  Services.............................................   11,749     5,328
                                                        --------  --------
Total revenues.........................................   35,508    18,815
                                                        --------  --------

Costs and expenses:
  Cost of license fees.................................      619       421
  Cost of services.....................................    7,741     2,966
  Sales and marketing..................................   16,258     8,707
  Research and development.............................    4,420     3,225
  General and administrative...........................    2,087     1,380
  Amortization of goodwill and other purchased
   intangibles ........................................    2,061       966
                                                        --------  --------
   Total costs and expenses............................   33,186    17,665
                                                        --------  --------
Income from operations ................................    2,322     1,150
Interest and other income, net.........................      339       249
                                                        --------  --------
Income before income taxes ............................    2,661     1,399
Provision for income taxes ............................      998       259
                                                        --------  --------
Net income ............................................ $  1,663  $  1,140
                                                        ========  ========
Basic income per share. ............................... $   0.03  $   0.02
                                                        ========  ========
Shares used in basic per share calculation ............   58,094    55,262
                                                        ========  ========
Diluted income per share .............................. $   0.03  $   0.02
                                                        ========  ========
Shares used in diluted per share calculation...........   63,553    64,584
                                                        ========  ========





             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                              ACTUATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)


                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                        2001         2000
                                                                                   -------------   ------------
Operating activities
Net income ..................................................................        $     1,663      $   1,140
Adjustment to reconcile net income to net cash provided by
 operating activities:
    Amortization of deferred compensation ...................................                 14             19
    Amortization of goodwill and other purchased intangibles ................              2,061            966
    Depreciation ............................................................                803            381
    Changes in operating assets and liabilities:
        Accounts receivable .................................................             (1,883)           710
        Other current assets ................................................               (324)          (662)
        Accounts payable ....................................................              1,367          2,615
        Accrued compensation ................................................             (1,775)        (1,967)
        Other accrued liabilities ...........................................             (1,307)          (689)
        Income taxes payable ................................................                746            (61)
        Deferred revenue ....................................................              1,024          3,113
                                                                                   -------------   ------------
Net cash provided by operating activities ...................................              2,389          6,943
                                                                                   -------------   ------------
Investing activities
Purchases of property and equipment .........................................               (583)        (5,047)
Proceeds from maturity of short-term investments ............................                  -         10,099
Acquisition of Open Software Technology, LLC, net of
 cash assumed ...............................................................                  -         (7,300)
Acquisition of EnterpriseSoft business ......................................                  -         (2,450)
Net change in other assets ..................................................               (158)        (1,110)
                                                                                   -------------   ------------
Net cash used in investing activities .......................................               (741)        (5,808)
                                                                                   -------------   ------------
Financing activities
Proceeds from issuance of common stock.......................................              4,564          1,297
                                                                                   -------------   ------------
Net cash provided by financing activities ...................................              4,564          1,297
                                                                                   -------------   ------------
Net increase in cash and cash equivalents ...................................              6,212          2,432
Effect of foreign exchange rate changes on cash .............................               (108)            15
Cash and cash equivalents at the beginning of the period ....................             26,928          6,604
                                                                                   -------------   ------------
Cash and cash equivalents at the end of the period ..........................        $    33,032      $   9,051
                                                                                   =============   ============

Non cash financing activities:
Common stock issued in connection with the acquisitions .....................        $         -      $   9,553
                                                                                   =============   ============
Consideration payable in future in connection with the
 acquisition of Open Software Technology, LLC ...............................        $         -      $   2,033
                                                                                   =============   ============




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

     The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 12, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months ended March 31, 2001 are not necessarily indicative of operating results for the full fiscal year.

Revenue Recognition

     Revenue from license fees from sales of software products directly to end-user customers or indirect channel partners is recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product, if no vendor obligations remain, there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, and collection of the license fee is considered probable. Our products do not require significant customization. The majority of end user license revenues are derived from end user customer orders for specific individual products. These types of transactions are recognized as revenue generally upon shipment of product, assuming that all other revenue recognition criteria are met. Advance payments from end-users, in arrangements in which the end user customer has the right to future unspecified products, are deferred and recognized as revenue ratably over the estimated term of the period, typically one year, during which the end-user is entitled to receive the products. If the license agreement contains extended payment terms that would indicate that the fee is not fixed or determinable, revenue is recognized as the payments become due, assuming that all other revenue recognition criteria are met.

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

Net Income Per Share

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

     A reconciliation of shares used in the calculation of basic and diluted net income per share follows (in thousands, except per share data):

                                                             Three Months Ended
                                                                  March 31,
                                                             --------------------
                                                               2001        2000
                                                             -------      -------
Numerator:
 Net income...........................................       $ 1,663      $ 1,140
                                                             -------      -------
Denominator:
 Weighted-average common shares outstanding............       58,297       55,816
 Weighted-average shares subject to repurchase.........         (203)        (554)
                                                             -------      -------
 Denominator for basic income per share................       58,094       55,262
 Weighted-average shares subject to repurchase.........          203          554
 Weighted-average employee stock options outstanding...        5,256        8,768
                                                             -------      -------
Denominator for diluted income per share...............       63,553       64,584
                                                             =======      =======
Basic net income per share.............................      $  0.03      $  0.02
                                                             =======      =======
Diluted net income per share...........................      $  0.03      $  0.02
                                                             =======      =======

Comprehensive Income

     Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. A summary of comprehensive income follows (in thousands):

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       2001        2000
                                                      ------      ------
  Net income .................................        $1,663      $1,140
  Unrealized gain on short-term investments ..             -           1
  Foreign currency translation adjustment.....          (108)         15
                                                      ------      ------
  Comprehensive income........................        $1,555      $1,156
                                                      ======      ======
Recent Accounting Pronouncement

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Our adoption of SFAS 133 on January 1, 2001 had no material effect on the financial statements as we currently do not utilize derivative instruments.

2.  Income Taxes

     The tax provision was calculated using the estimated annual effective tax rate that takes into account utilization of unbenefited net operating losses generated in prior years and the effect of nondeductible charges relating to the amortization of goodwill.

3.  Subsequent Events

     On April 7, 2001, our board of directors approved a voluntary stock option exchange program whereby employees will be given the opportunity, if they so choose, to cancel outstanding stock options previously granted to them that are priced at $15 and above in exchange for an equal number of new options. Employees choosing to participate in this exchange will also have to cancel all options granted in the past six months, even if such options were granted at below $15 per share. The new options will be granted six months and one day following the date of cancellation of the original options with the exercise price equaling the fair market value at the date of the new grant. The new options will have the same vesting schedule as the cancelled options. The exchange program has been organized to comply with Financial Accounting Standard Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting. Members of our board of directors and officers are not eligible to participate in this program.

     On April 16, 2001, we announced that we are undergoing a review of our cost structure and that a restructuring charge will be recorded in the second quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 12, 2001.

     The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate's expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate's current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in the section titled "Risk Factors That May Affect Future Results" in this Form 10-Q.

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

     We were incorporated in California in November 1993 and reincorporated in Delaware in July 1998. Our corporate headquarters are located at 701 Gateway Boulevard, South San Francisco, California 94080 and our telephone number is 650-837-2000.

     We announced on April 16, 2001 that we expect our revenues for the second quarter of 2001 to decline by approximately $3.0 million from our revenues for the first quarter of 2001. In response to the forecasted decrease in revenues, we are undergoing a review of our cost structure and we expect to record restructuring charges in the second quarter of 2001.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                              2001        2000
                                                             ------      ------
Revenues:
   License fees.......................................           67%         72%
   Services...........................................           33          28
                                                             ------      ------
        Total revenues................................          100         100
                                                             ------      ------
Cost of revenues:
   License fees.......................................            2           2
   Services...........................................           22          16
                                                             ------      ------
        Total cost of revenues........................           24          18
                                                             ------      ------
Gross profit..........................................           76          82
                                                             ------      ------
Operating expenses:
   Sales and marketing................................           46          46
   Research and development...........................           12          17
   General and administrative.........................            6           7
   Amortization of goodwill and other purchased
    intangibles.......................................            5           6
                                                             ------      ------
        Total operating expenses......................           69          76
                                                             ------      ------
Income from operations................................            7           6
Interest and other income, net .......................            1           1
Provision for income taxes ...........................            3           1
                                                             ------      ------
Net income............................................            5%          6%

Revenues

Total revenues increased 89% from the quarter ended March 31, 2000 to $35.5 million for the quarter ended March 31, 2001. Towards the end of the first quarter of 2001, we experienced a slowdown in our customers' IT spending level due to weakening economic conditions. We currently expect the slowdown to continue into the second quarter of 2001 and the remainder of fiscal 2001. We currently anticipate that the slowdown will lower our total revenues for our second quarter by approximately $3.0 million from our first quarter of 2001. Sales outside of the United States were $8.6 million, or 24% of total revenues for the first quarter of 2001, compared to $2.0 million, or 11% of total revenues for the first quarter of 2000.

  License fees. Revenues from license fees increased 76% from $13.5 million for the first quarter of 2000 to $23.8 million for the first quarter of 2001. The increase in license fees in absolute dollars was primarily due to increased sales to new customers and follow-on sales to existing customers resulting from the expansion of our direct sales organization and increased acceptance of our Information Delivery software products.

  Services. Service revenues increased 121% from $5.3 million for the first quarter of 2000 to $11.7 million for the first quarter of 2001. The increase in service revenues was due to the increase in professional services revenues related to increase in demand for our professional services and to a lesser extent, an increase in the installed base of customers receiving ongoing maintenance and support. As a percentage of total revenues, service revenues increased from 28% in the first quarter of 2000 to 33% in the first quarter of 2001.

Cost of revenues

  License fees. Cost of license revenues consists primarily of production and packaging costs, personnel and related costs, and facility costs. Cost of license revenues increased from $421,000, or 3% of revenues from license fees, for the first quarter of 2000 to $619,000, or 3% of revenues from license fees, for the first quarter of 2001. The increase in absolute dollars was primarily due to fulfilling more orders during the quarter. We expect our cost of license revenues as a percentage of revenues from license fees to be in the same range for the remainder of fiscal 2001.

  Services. Cost of service consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of service increased from $3.0 million, or 56% of service revenues, for the first quarter of 2000 to $7.7 million, or 66% of service revenues, for the first quarter of 2001. The increase in absolute dollars was due primarily to the continued expansion of our customer support and professional service organizations and to increased contracting with third-party consultants to support our customers' professional service needs. The increase in the cost of service as a percent of service revenues was a result of increased reliance on third-party consultants to provide professional services on our behalf, which has a higher cost and lower margin than if we perform the services with our personnel. We expect our cost of service as a percentage of service revenues will be impacted by the planned reduction of our workforce as we respond to the current slowdown in the economy.

Operating Expenses

  Sales and marketing. Sales and marketing expenses consist primarily of compensation, promotional expenses, travel and entertainment, and facility costs. Sales and marketing expenses increased from $8.7 million, or 46% of total revenues for the first quarter of 2000 to $16.3 million, or 46% of total revenues for the first quarter of 2001. The increase in absolute dollars was primarily due to hiring additional sales and marketing personnel, higher sales commissions associated with increased revenues and increased marketing program expenses. We expect our sales and marketing expenses will decline in absolute dollars in the second quarter of 2001 due to planned reduction of our sales and marketing personnel in response to declining IT spending from our customers.

  Research and development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with product development. Research and development expenses increased from $3.2 million, or 17% of total revenues for the first quarter of 2000 to $4.4 million, or 12% of total revenues for the first quarter of 2001. The increase in research and development expenses in absolute dollars was primarily due to the hiring of additional engineering personnel and consultants. The decrease as a percentage of total revenues was due to revenues increasing at a faster rate than research and development expenses. We anticipate that we will continue to devote resources to research and development and that these expenses will increase in absolute dollars in future periods.

  General and administrative. General and administrative expenses consist primarily of personnel and related costs for finance, staffing, legal, human resources, information systems and general management as well as amortization of deferred compensation related to certain stock option grants. General and administrative expenses increased from $1.4 million, or 7% of total revenues for the first quarter of 2000 to $2.1 million, or 6% of total revenues for the first quarter of 2001. We expect our general and administrative expenses will decline in absolute dollars in the second quarter of 2001 as we plan to reduce our cost structure in response to the current slowdown in the economy.

  Amortization of goodwill and other purchased intangibles. In June 1999, we acquired all of the outstanding stock of BV for cash. This acquisition was accounted for as a purchase and we recognized $9.6 million of goodwill and other intangible assets. In February 2000, we acquired all of the outstanding stock of OST for cash and stock. This acquisition was also accounted for as a purchase and we recognized $13.1 million of goodwill and other intangible assets. In March 2000, we acquired all the assets of EnterpriseSoft for cash and stock and recognized $8.7 million of goodwill and other intangible assets. In April 2000, we purchased additional shares of Actuate Japan from existing shareholders raising our equity ownership to 67%. We recognized $1.5 million of goodwill and other intangibles as a result of consolidating Actuate Japan financial statements as prescribed by generally accepted accounting principles. In the three months period ended March 31, 2001, we recorded a charge of $2.1 million for the amortization of goodwill and other purchased intangibles relating to these acquisitions, as compared to $966,000 for the same period in 2000. Goodwill and other purchased intangibles arising from these acquisitions are being amortized on a straight-line basis over periods not exceeding four years.

Interest and Other Income, Net

     Interest and other income, net, are comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three months ended March 31, 2001 were $339,000 compared with interest and other income, net of $249,000 for the three months ended March 31, 2000. The increase was due primarily to higher cash and investment balances from which interest is earned.

Provision for Income Taxes

     We recorded an income tax provision of $259,000 in the three months ended March 31, 2000 and $998,000 in the three months ended March 31, 2001. The effective tax rate for the three-month period ended March 31, 2001 was approximately 37.5% on pretax income as compared to 18.5% for the three-month period ended March 31, 2000. The effective rate for March 31, 2001 is greater than the March 31, 2000 period primarily due to the impact of non-deductible acquisition costs. Unanticipated events may occur during the remaining periods of this fiscal year that may cause the effective tax rate to be revised.

Liquidity and Capital Resources

     As of March 31, 2001, we had cash and cash equivalents of $33.0 million, an increase of $6.1 million over the December 31, 2000 balance. Net cash provided by operating activities was $2.4 million in the three months ended March 31, 2001, compared to net cash provided in operating activities of $6.9 million in the three months ended March 31, 2000. For the three months ended March 31, 2001, cash provided by operating activities was primarily due to increases in net income as adjusted for amortization and depreciation that were offset by decreases in accounts receivable, accrued compensation and other accrued liabilities. Net cash provided from operating activities in the three months ended March 31, 2000 was due primarily to increases in deferred revenue, accounts payable and accrued compensation.

     Net cash used in investing activities was $741,000 in the three months ended March 31, 2001, compared to net cash used in investing activities of $5.8 million in the three months ended March 31, 2000. For the three months ended March 31, 2001, net cash used in investing activities was primarily due to purchases of fixed assets. The significant decrease in net cash used during the first quarter as compared to the same period last year was due primarily to the acquisitions of OST and Enterprise Soft and purchases of fixed assets, offset by proceeds from maturity of short-term investments that occurred in the first quarter of 2000.

     Net cash provided by financing activities was $4.6 million and $1.3 million in the three months ended March 31, 2001 and 2000, respectively. During both periods, net cash provided by financing activities was primarily from the proceeds from issuance of common stock under the employee stock purchase plan.

     We believe that current cash balances and any cash generated from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the purchase of the remaining interest of our subsidiary in Japan, or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

     The susceptibility of our operating results to significant fluctuations makes any prediction of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

     .  demand for our products;
     .  the size and timing of significant orders for our products;
     . a slow down or a decrease in spending on information technology by our current and/or prospective customers
     .  sales cycles of our indirect channel partners;
     .  changes in pricing policies by us or our competitors;
     . changes in our level of operating expenses and our ability to control costs;
     .  budgeting cycles of our customers;
     . ability to make new products commercially available in a timely manner; . failure to successfully manage acquisitions made by us;
     .  defects in our products and other product quality problems;
     .  failure to meet hiring needs and unexpected personnel changes;
     .  the management and expansion of our international operations;
     .  changes in our sales incentive plans;
     . continued successful relationships and the establishment of new relationships with e.Business application vendors; and
     .  general domestic and international economic and political conditions.

     Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Furthermore, several factors may require us, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

     . whether the license agreement includes both software products that are then currently available and software products or other enhancements that are still under development;
     . whether the license agreement relates entirely or partly to then currently undeliverable software products;
     . whether the license agreement requires the performance of services that may preclude revenue recognition until successful completion of such services; and
     . whether the license agreement includes acceptance criteria that may preclude revenue recognition prior to customer acceptance.

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

     To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as e.Business application vendors, resellers and distributors. Our revenues from license fees resulting from sales through indirect channel partners were approximately 40% in the first quarter of 2001, 45% in fiscal 2000 and 39% in fiscal 1999. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force and in further establishing and maintaining relationships with e.Business application vendors, resellers and distributors. In particular, a significant element of our strategy is to embed our technology in products offered by e.Business application vendors for resale or as a hosted application to such vendors' customers and end users. We intend to seek additional distribution arrangements with other e.Business application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our e.Business application vendors experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

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

IF WE FAIL TO EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     During the first quarter of 2001, 2000 and 1999, we derived 24%, 11% and 14% of our total revenues, respectively, from sales outside the United States. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

WE MAY MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE NUMEROUS RISKS

     The Information Delivery software business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and expand our distribution channels and professional services organization. One of the ways we have addressed and will continue to address these issues is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

     . difficulties in integration of the operations, technologies, and products of the acquired companies;
     . the risk of diverting management's attention from normal daily operations of the business;
     . negative impact to our financial condition and results of operations resulting from combining the acquired company's financial condition and results of operations with our financial statements;
     . risks of entering markets in which we have no or limited direct prior experience; and
     .  the potential loss of key employees of the acquired company.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

     Our market is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in five principal forms:

     . direct competition from current or future vendors of Information Delivery solutions such as Crystal Decisions (a division of Seagate Technology, LLC.), and Brio Technology, Inc.;
     . indirect competition from vendors of Business Intelligence tools such as Business Objects S.A., Cognos, Inc., MicroStrategy Incorporated and Microsoft that integrate reporting functionality with such tools;
     . indirect competition from e.Business software vendors such as SAP and Oracle, to the extent they include Information Delivery functionality in their applications;

     . competition from other e.Business software vendors and Internet development tool vendors; and
     . competition from the information technology departments of current or potential customers that may develop Information Delivery solutions internally which may be cheaper and more customized than our products.

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

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

     We have subsidiaries in Australia, France, Germany, Japan and the United Kingdom whose sole business purpose is the marketing, sale and distribution of our software products. We have very limited experience in the management of international operations. We also have a number of distributors located worldwide. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

     .  costs of localizing products for foreign countries;
     .  difficulty in hiring employees in foreign countries;
     .  trade laws and business practices favoring local competition;
     .  dependence on local vendors;
     . compliance with multiple, conflicting and changing government laws and regulations;
     .  longer sales and payment cycles;
     .  import and export restrictions and tariffs;
     .  difficulties in staffing and managing foreign operations;
     .  greater difficulty or delay in accounts receivable collection;
     .  foreign currency exchange rate fluctuations;
     . multiple and conflicting tax laws and regulations; and . political and economic instability.

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

OUR INABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM OUR BUSINESS.

     From January 1, 2000 through March 31, 2001, we increased our headcount from 287 to 670 full-time employees. Even though we are reducing our workforce in the second quarter of 2001, we expect to increase the number of employees during the second half of 2001. In particular, we currently plan to expand the number of employees in our international operations. Our success depends to a significant degree upon the efforts of certain key management, sales, marketing, customer support and research and development personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have experienced and will continue to experience difficulty in recruiting and retaining qualified personnel. This is particularly true in the San Francisco Bay Area, where the employment market for qualified sales, marketing, customer support and research and development personnel continues to be competitive in spite of recently announced workforce reduction in the region.

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

THERE ARE RISKS ASSOCIATED WITH THE SOFTWARE INDUSTRY

     The software industry has historically experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions during which management information systems budgets often decrease. Such a change in economic conditions could result in a slowdown of the purchase of Internet based software products. If this occurs, our business, operating results and financial condition may in the future reflect substantial fluctuations from period to period as a consequence of buying patterns and general economic conditions in the software industry.

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


OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

     The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

     .  actual or anticipated fluctuations in our operating results;
     .  announcements of technological innovations;
     .  new products or new contracts announced by us or our competitors;
     .  developments with respect to copyrights or proprietary rights;
     .  price and volume fluctuations in the stock market
     . conditions and trends in the software and other technology industries; . changes in corporate purchasing of e.Business application software;
     .  the announcement of mergers or acquisitions;
     .  adoption of new accounting standards affecting the software industry;
     .  changes in financial estimates by securities analysts;
     . changes in the economic conditions in the United States and abroad; and . the purchase or sale of our common stock by "day traders".

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


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

     None.

                                   Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2001.

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