Form 10-Q
period 2001-06-30
ACTUATE CORP
filed 2001-08-03
CIK 1062478

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes X No ____
                                             --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   Title of Class               Outstanding as of June 30, 2001
                   --------------               --------------------------------
     Common Stock, par value $.001 per share                59,966,877

                              Actuate Corporation

                               Table of Contents

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2001 and
            December 31, 2000 ......................................................     3

         Condensed Consolidated Statements of Operations for the three months and
            six months ended June 30, 2001 and 2000 ................................     4

         Condensed Consolidated Statements of Cash Flows for the six months ended
            June 30, 2001 and 2000 .................................................     5

         Notes to Condensed Consolidated Financial Statements ......................     7


     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...........................................    11


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ....................................................    27

     Item 4.  Submission of Matters to a Vote of Security Holders ..................    27

     Item 6.  Exhibits and Reports on Form 8-K .....................................    27

     Signature .....................................................................    28

                         Part I. Financial Information

Item 1.  Financial Statements

                              ACTUATE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                       June 30,    December 31,
                                                                         2001        2000 (1)
                                                                    (unaudited)
                                                                    ------------ -------------
                                    ASSETS
 Current assets:
    Cash and cash equivalents ...................................   $  34,681    $  26,928
    Accounts receivable, net ....................................      31,893       32,991
    Other current assets ........................................       4,071        2,630
                                                                    ---------    ---------
 Total current assets ...........................................      70,645       62,549
 Property and equipment, net ....................................      13,211       10,190
 Goodwill and other purchased intangible assets, net ............      36,364       24,193
 Other assets ...................................................       1,513        1,390
                                                                    ---------    ---------
                                                                    $ 121,733    $  98,322
                                                                    =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank loan ..................................................   $     700    $      --
     Accounts payable ...........................................       7,133        4,254
     Accrued compensation .......................................       3,637        5,941
     Other accrued liabilities ..................................       9,023        6,584
     Deferred revenue ...........................................      22,919       22,108
     Income tax payable .........................................       1,841          425
                                                                    ---------    ---------
  Total current liabilities .....................................      45,253       39,312
                                                                    ---------    ---------
  Long-term obligations .........................................       1,789        2,033
                                                                    ---------    ---------
  Stockholders' equity:
     Common stock ...............................................          60           58
     Additional paid-in capital .................................      84,934       67,623
     Deferred stock compensation ................................         (53)         (81)
     Cumulative translation adjustment ..........................          34          231
     Accumulated deficit ........................................     (10,284)     (10,854)
                                                                    ---------    ---------
        Total stockholders' equity ..............................      74,691       56,977
                                                                    ---------    ---------
                                                                    $ 121,733    $  98,322
                                                                    =========    =========

(1) The condensed balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTUATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                          Three Months Ended              Six Months Ended
                                                                               June 30,                       June 30,
                                                                     --------------------------     ----------------------------
                                                                          2001          2000           2001           2000
                                                                     ------------   -----------     -----------    -------------
Revenues:
  License fees ................................................      $     20,286   $    16,169     $    44,045    $      29,656
  Services ....................................................            12,254         8,248          24,003           13,576
                                                                     ------------   -----------     -----------    -------------
Total revenues ................................................            32,540        24,417          68,048           43,232
                                                                     ------------   -----------     -----------    -------------

Costs and expenses:
   Cost of license fees .......................................               541           334           1,160              755
   Cost of services ...........................................             7,355         5,294          15,096            8,260
   Sales and marketing ........................................            15,188        10,856          31,446           19,563
   Research and development ...................................             4,679         3,358           9,099            6,583
   General and administrative .................................             2,699         1,691           4,786            3,071
   Amortization of goodwill and other purchased intangibles....             2,406         2,061           4,467            3,027
   Restructuring costs ........................................               497            --             497               --
                                                                     ------------   -----------     -----------    -------------
      Total costs and expenses ................................            33,365        23,594          66,551           41,259
                                                                     ------------   -----------     -----------    -------------
Income (loss) from operations .................................              (825)          823           1,497            1,973
Interest and other income, net ................................               332           207             671              456
                                                                     ------------   -----------     -----------    -------------
Income (loss) before income taxes .............................              (493)        1,030           2,168            2,429
Provision for income taxes ....................................               600           406           1,598              665
                                                                     ------------   -----------     -----------    -------------
Net income (loss) .............................................      $     (1,093)  $       624     $       570    $       1,764
                                                                     ============   ===========     ===========    =============
Basic income (loss) per share .................................      $      (0.02)  $      0.01     $      0.01    $        0.03
                                                                     ============   ===========     ===========    =============
Shares used in basic per share calculation ....................            59,032        55,902          58,563           55,548
                                                                     ============   ===========     ===========    =============
Diluted income (loss) per share ...............................      $      (0.02)  $      0.01     $      0.01    $        0.03
                                                                     ============   ===========     ===========    =============
Shares used in diluted per share calculation ..................            59,032        62,848          63,286           63,702
                                                                     ============   ===========     ===========    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTUATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                  Six Months Ended June 30,
                                                                               -------------------------------
                                                                                   2001               2000
                                                                               -----------        ------------
 Operating activities
 Net income ................................................................   $      570          $    1,764
 Adjustment to reconcile net income to net cash
   provided by operating activities:
        Amortization of deferred compensation ..............................           28                  33
        Amortization of goodwill and other purchased
         intangibles .......................................................        4,467               3,027
        Depreciation .......................................................        1,806               1,004
        Changes in operating assets and liabilities:
             Accounts receivable ...........................................        1,560              (3,466)
             Other current assets ..........................................       (1,421)               (229)
             Accounts payable ..............................................        1,042                 833
             Accrued compensation ..........................................       (2,421)             (1,013)
             Other accrued liabilities .....................................       (1,499)                544
             Deferred revenue ..............................................          811               6,876
             Income taxes payable ..........................................        1,416                 523
                                                                               ----------          ----------
 Net cash provided by operating activities .................................        6,359               9,896
                                                                               ----------          ----------

 Investing activities
 Purchases of property and equipment .......................................       (4,827)             (7,605)
 Proceeds from maturity of short-term investments ..........................           --              10,809
 Acquisition of Tidestone Technologies, Inc., net of cash
  assumed ..................................................................         (138)                 --
 Acquisition of Open Software Technology, LLC, net of
  cash assumed .............................................................           --              (7,300)
 Acquisition of EnterpriseSoft business ....................................           --              (2,450)
 Acquisition of shares of Actuate Japan ....................................           --              (1,506)
 Net change in other assets ................................................         (123)             (1,234)
                                                                               ----------          ----------
 Net cash used in investing activities .....................................       (5,088)             (9,286)
                                                                               ----------          ----------
 Financing activities
 Proceeds from issuance of common stock ....................................        6,679               1,642
 Payment of bank loan ......................................................           --                (250)
                                                                               ----------          ----------
 Net cash provided by financing activities .................................        6,679               1,392
                                                                               ----------          ----------
 Net increase in cash and cash equivalents .................................        7,950               2,002
 Effect of foreign exchange rate changes on cash ...........................         (197)                 (5)
 Cash and cash equivalents at the beginning of the period ..................       26,928               6,604
                                                                               ----------          ----------
 Cash and cash equivalents at the end of the period ........................   $   34,681          $    8,601
                                                                               ==========          ==========

  Non cash financing activities:
  Common stock issued in connection with the acquisitions ......................   $   10,634    $  9,553
                                                                                   ==========    ========
  Consideration payable in future in connection with the
  acquisition of Open Software Technology, LLC .................................   $       --    $  2,033
                                                                                   ==========    ========
  Supplemental disclosure of cash flow information:
  Interest paid ................................................................   $        4    $     --
                                                                                   ==========    ========
  Income taxes paid ............................................................   $      299    $    555
                                                                                   ==========    ========

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

     The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 12, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of operating results for the full fiscal year.

     In May 2001, we completed the acquisition of Tidestone Technologies, Inc. ("Tidestone"), a software technology company. The acquisition was accounted for under the purchase method of accounting. As prescribed by generally accepted accounting principles, the Condensed Consolidated Statements of Operations include Tidestone's operating results from the date of acquisition.

Revenue Recognition

     Revenue from license fees from sales of software products directly to end-user customers or indirect channel partners is recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product, if no vendor obligations remain, there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, and collection of the license fee is considered probable. Our products do not require significant customization. The majority of end user license revenues are derived from end user customer orders for specific individual products. These types of transactions are recognized as revenue generally upon shipment of product, assuming that all other revenue recognition criteria are met. Advance payments from end-users, in arrangements in which the end user customer has the right to future unspecified products, are deferred and recognized as revenue ratably over the estimated term of the period, typically one year, during which the end-user is entitled to receive the products. ___ If the license agreement contains extended payment terms that would indicate that the fee is not fixed or determinable, revenue is recognized as the payments become due, assuming that all other revenue recognition criteria are met.

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

Net Income (Loss) Per Share

     Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options (using the treasury stock method).

     A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share follows (in thousands, except per share data):

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                       -------------------------  -------------------------
                                                           2001         2000          2001           2000
                                                       ------------ ------------  ------------ ------------
Numerator:
 Net income (loss) .................................     $ (1,093)     $    624     $    570      $  1,764
                                                       ============ ============  ============ ============
Denominator:
 Weighted-average common shares outstanding ........       59,204        56,400       58,751        56,106
 Weighted-average shares subject to repurchase .....         (172)         (498)        (188)         (558)
                                                       ------------ ------------  ------------ ------------
 Denominator for basic income (loss) per share .....       59,032        55,902       58,563        55,548
 Weighted-average shares subject to repurchase .....         --             498          188           558
 Weighted-average employee stock options outstanding         --           6,448        4,535         7,596
                                                       ------------ ------------  ------------ ------------

Denominator for diluted income (loss) per share ....       59,032        62,848       63,286        63,702
                                                       ============ ============  ============ ============

Basic net income (loss) per share ..................     $  (0.02)     $   0.01     $   0.01      $   0.03
                                                       ============ ============  ============ ============

Diluted net income (loss) per share ................     $  (0.02)     $   0.01     $   0.01      $   0.03
                                                       ============ ============  ============ ============

Comprehensive Income

     Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. A summary of comprehensive income follows (in thousands):

                                                        Three Months Ended          Six Months Ended
                                                             June 30,                   June 30,
                                                     -----------------------    ------------------------
                                                         2001        2000          2001         2000
                                                     -----------   ---------    -----------  -----------
Net income ........................................   $  (1,093)   $   624        $    570     $  1,764
 (loss)
Unrealized gain (loss) on short-term investments ..          --         (1)             --           --
Foreign currency translation adjustment, net of tax
 effect ...........................................         (55)       (20)           (122)          (5)
                                                     -----------   ---------    -----------  -----------
Comprehensive income (loss) .......................   $  (1,148)   $   603        $    448     $  1,759
                                                     ===========   =========    ===========  ===========

Accounting for Derivative Instruments

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Our adoption of SFAS 133 on January 1, 2001 had no material effect on the financial statements, as we currently do not utilize derivative instruments.

Recent Accounting Pronouncement

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") concluded the voting process on its business combinations project and unanimously voted in favor of two statements: Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These Statements will change the accounting for business combinations and goodwill. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. We are currently reviewing and assessing the impact of SFAS 141 and 142 on our financial statements.

2. Acquisition

     On May 30, 2001, we acquired all of the outstanding stock of Tidestone, a software technology company. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchased price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the acquisition date. The results of operations of Tidestone are included in our financial statements from the date of acquisition. The total purchase price was $17.4 million, consisting of 857,594 shares of our common stock with a fair market value of approximately $10.6 million, $6.7 million of acquired liabilities and other acquisition-related expenses of $138,000. Of the total purchase price, approximately $500,000 was allocated to tangible assets acquired, and the remainder was allocated to intangible assets, which included purchased technologies of $3.6 million, customer list of $2.0 million, assembled workforce of $900,000, non-compete agreements of $900,000, trademark of

$700,000 and goodwill of $8.8 million. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years.

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

                                   Three Months Ended        Six Months Ended
                                        June 30,                  June 30,
                               -------------------------  ----------------------
                                   2001         2000         2001        2000
                               -----------  ------------  ----------  ----------
Revenues ...................    $  32,983    $ 25,885      $ 69,695    $ 45,616
Net (loss) .................    $  (4,353)   $   (437)     $ (3,800)   $   (628)
Diluted net (loss) per share    $   (0.07)   $  (0.01)     $  (0.06)   $  (0.01)

3. Income Taxes

     The provision for income taxes was calculated using the estimated annual effective tax rate that takes into account unbenefited net operating losses in foreign jurisdictions, research and development tax credits and the effect of nondeductible charges relating to amortization of goodwill.

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

         We sell software products through two primary means: (i) directly to end user customers through our direct sales force and (ii) through indirect channel partners such as e.Business application vendors, resellers and distributors. e.Business application vendors generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end user customers. Our revenues are derived primarily from license fees for software products and, to a lesser extent, fees for services relating to such products, including software maintenance and support, consulting and training. In June 1999, we acquired all of the outstanding shares of Actuate Holding, B.V. ("BV"), the parent company of our distributors based in France, Germany and the United Kingdom. In February 2000, we acquired all of the outstanding shares of OST, a software consulting firm. In March 2000, we acquired all the assets of EnterpriseSoft, a developer of Java software products. In April 2000, we purchased additional shares of Actuate Japan from existing shareholders raising our equity ownership of Actuate Japan to 67%. In May 2001, we acquired all of the outstanding shares of Tidestone, a software technology company. The results of operations of BV, OST, EnterpriseSoft, Actuate Japan and Tidestone, and the fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition or the date of majority ownership, as applicable.

         We were incorporated in California in November 1993 and reincorporated in Delaware in July 1998. Our corporate headquarters are located at 701 Gateway Boulevard, South San Francisco, California 94080 and our telephone number is 650-837-2000.

         During the second quarter of 2001, we incurred a restructuring charge of $497,000, consisting entirely of severance and other payroll related costs in connection with the reduction of our worldwide workforce. We also incurred $429,000 of costs associated with our idle facility during this quarter. The idle facility charge was included in the condensed consolidated statements of operations as general and administrative expense.

Results of Operations

         The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                                                               Three Months Ended     Six Months Ended
                                                                                       June 30,           June 30,
                                                                               -------------------   ------------------
                                                                                    2001     2000       2001      2000
                                                                               ----------  -------   --------   -------
Revenues:
  License fees..............................................................        62%        66%        65%       69%
  Services..................................................................        38         34         35        31
                                                                               -------     ------    -------    ------
        Total revenues......................................................       100        100        100       100
                                                                               -------     ------    -------    ------
Cost of revenues:
  License fees..............................................................         2          1          2         2
  Services..................................................................        23         22         22        19
                                                                               -------     ------    -------    ------
        Total cost of revenues..............................................        25         23         24        21
                                                                               -------     ------    -------    ------
Gross profit................................................................        75         77         76        79
                                                                               -------     ------    -------    ------
Costs and expenses:
   Sales and marketing......................................................        47         44         46        45
   Research and development.................................................        14         14         13        15
   General and administrative...............................................         8          7          7         7
   Amortization of goodwill and other purchased intangibles.................         8          7          7         7
   Restructuring costs......................................................         2          -          1         -
                                                                               -------     ------    -------    ------
        Total costs and expenses............................................        78         73         74        74
                                                                               -------     ------    -------    ------
Income (loss) from operations...............................................        (3)         4          2         5
Interest and other income, net..............................................         1          1          1         1
                                                                               -------     ------    -------    ------
Income (loss) before income taxes...........................................        (2)         5          3         6
Provision for income taxes..................................................         2          2          2         2
                                                                               -------     ------    -------    ------
Net income (loss)...........................................................        (4)%        3%         1%        4%
                                                                               =======     ======    =======    ======

Revenues

Total revenues increased 33% from $24.4 million for the quarter ended June 30, 2000 to $32.5 million for the quarter ended June 30, 2001. Total revenues increased 57% from $43.2 million for the six months ended June 30, 2000 to $68.0 million for the six months ended June 30, 2001. Sales outside of North America were $7.0 million, or 22% of total revenues for the second quarter of 2001, compared to

$3.1 million, or 13% of total revenues for the second quarter of 2000. For the six months ended June 30, 2001, sales outside of North America were $15.7 million, or 23% of total revenues as compared to $5.2 million, or 12% of total revenues for the six months ended June 30, 2000. Weak economic conditions in North America and Europe have caused our customers and prospective customers to significantly decrease spending on information technology. We currently expect weak economic conditions and reduced information technology spending to continue at least through the remainder of fiscal 2001. We currently anticipate that our total revenues for the third quarter will be in the range of approximately $30.0 to 32.5 million.

  License fees. Revenues from license fees increased 25% from $16.2 million for the second quarter of 2000 to $20.3 million for the second quarter of 2001. For the six months ended June 30, 2001, license fee revenues were $44.0 million, an increase of 49% over license fee revenues of $29.7 million for the six months ended June 30, 2000. The increase in license fee revenues was primarily due to increased sales to new customers and follow-on sales to existing customers resulting from the increased acceptance of our Information Delivery software products and the addition of revenues from the Tidestone acquisition. As a percentage of total revenues, license fee revenues decreased from 66% in the second quarter of 2000 to 62% in the second quarter of 2001. For the six months ended June 30, 2001, license fee revenues as a percentage of total revenues were 65% compared to 69% for the six months ended June 30, 2000.

  Services. Service revenues increased 49% from $8.2 million for the second quarter of 2000 to $12.3 million for the second quarter of 2001. For the six months ended June 30, 2001, service revenues were $24.0 million, an increase of 77% over license revenue of $13.6 million for the six months ended June 30, 2000. The increase in service revenues was due to the increase in professional services revenues related to increase in demand for our professional services, and an increase in the installed base of customers receiving ongoing maintenance and support. As a percentage of total revenues, service revenues increased from 34% in the second quarter of 2000 to 38% in the second quarter of 2001. For the six months ended June 30, 2001, service revenues as a percentage of total revenues were 35% compared to 31% for the six months ended June 30, 2000.

Cost of revenues

  License fees. Cost of license fees consists primarily of production and packaging costs, personnel and related costs, and facility costs. Cost of license fees increased from $334,000, or 2% of revenues from license fees, for the second quarter of 2000 to $541,000, or 3% of revenues from license fees, for the second quarter of 2001. Cost of license fees increased from $755,000, or 3% of revenues from license fees, for the six months ended June 30, 2000 to $1.2 million, or 3% of revenues from license fees for the six months ended June 30, 2001. The increases in absolute dollars were primarily due to fulfilling more orders during the quarter and the six-month period. We expect our cost of license fees as a percentage of revenues from license fees to be approximately 3% of revenues from license fees for the remainder of fiscal 2001.

  Services. Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services increased from $5.3 million, or 64% of service revenues, for the second quarter of 2000 to $7.4 million, or 60% of service revenues, for the second quarter of 2001. Cost of services increased from $8.3 million, or 61% of service revenues, for the six months ended June 30, 2000 to $15.1 million, or 63% of service revenues, for the six months ended June 30, 2001. The increase in cost of services in absolute dollars was primarily due to the continued expansion of our customer support and professional service organizations and to increased contracting with third-party consultants to meet our customers' professional service needs. The marginal improvement in cost of services as a percentage of service revenues for the second quarter of 2001 was a result of a planned workforce reduction in North America. However, we expect that cost of services will continue to increase in both absolute dollars and as a percentage of service revenues in the future as we continue to expand our customer support and professional services organizations to meet customer demands for our services and to rely on third-party consultants to provide professional services on our behalf, which has a higher cost and lower margin than if we perform the services with our personnel.

Costs and Expenses

  Sales and marketing. Sales and marketing expenses consist primarily of compensation, promotional expenses, travel and entertainment, and facility costs. Sales and marketing expenses increased from $10.9 million, or 44% of total revenues for the second quarter of 2000 to $15.2 million, or 47% of total revenues for the second quarter of 2001. Sales and marketing expenses increased from $19.6 million, or 45% of total revenues for the six months ended June 30, 2000 to $31.4 million, or 46% of total revenues for the six months ended June 30, 2001. The increase in both absolute dollars and as a percentage of total revenues was primarily due to hiring additional sales and marketing personnel, increased travel expenses associated with increased headcount, higher sales commissions associated with increased revenues and increased marketing program expenses. We completed a planned reduction of our North America sales and marketing workforce during the second quarter of 2001 and we currently expect our sales and marketing expenses in absolute dollars to be in the same range for the remainder of the fiscal year.

  Research and development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with product development. Research and development expenses increased from $3.4 million, or 14% of total revenues for the second quarter of 2000 to $4.7 million, or 14% of total revenues for the second quarter of 2001. Research and development expenses increased from $6.6 million, or 15% of total revenues for the six months ended June 30, 2000 to $9.1 million, or 13% of total revenues for the six months ended June 30, 2001. The increase in research and development expenses in absolute dollars was primarily due to the hiring of additional engineering personnel. The decrease as a percentage of total revenues for the six-month period was due to revenues increasing at a faster rate than research and development expenses. We anticipate that we will continue to devote substantial resources to research and development and that these expenses will increase in absolute dollars in future periods.

  General and administrative. General and administrative expenses consist primarily of personnel and related costs for finance, staffing, legal, human resources, information systems and general management, as well as amortization of deferred compensation related to certain stock option grants. General and administrative expenses increased from $1.7 million, or 7% of total revenues for the second quarter of 2000 to $2.7 million, or 8% of total revenues for the second quarter of 2001. General and administrative expenses increased from $3.1 million, or 7% of total revenues for the six months ended June 30, 2000 to $4.8 million, or 7% of total revenues for the six months ended June 30, 2001. The increase in general and administrative expenses in absolute dollars was primarily due to increased personnel and related costs and the inclusion of idle facility expenses in the amount of $429,000. We expect that general and administrative expenses will increase in absolute dollars in future periods.

  Amortization of goodwill and other purchased intangibles. In June 1999, we acquired all of the outstanding stock of BV for cash. This acquisition was accounted for as a purchase and we recognized $9.6 million of goodwill and other intangible assets. In February 2000, we acquired all of the outstanding stock of OST for cash and stock. This acquisition was also accounted for as a purchase and we recognized $13.1 million of goodwill and other intangible assets. In March 2000, we acquired all the assets of EnterpriseSoft for cash and stock and recognized $8.7 million of goodwill and other intangible assets. In April 2000, we purchased additional shares of Actuate Japan from existing shareholders raising our equity ownership to 67%. We recognized $1.5 million of goodwill and other intangibles as a result of consolidating Actuate Japan financial statements as prescribed by generally accepted accounting principles. In May 2001, we acquired all of the outstanding stock of Tidestone for stock. The acquisition was accounted for as a purchase and we recognized $16.9 million of goodwill and other intangible assets. In the three and six-month periods ended June 30, 2001, we recorded a charge of $2.4 million and $4.5 million, respectively, for the amortization of goodwill and other purchased intangibles relating to these acquisitions, as compared to $2.1 million and $3.0 million for the three and six-month periods ended June 30, 2000, respectively. Goodwill and other purchased intangibles arising from these acquisitions are being amortized on a straight-line basis over periods not exceeding four years.

On June 29, 2001, the FASB unanimously voted in favor of SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach. We are currently reviewing and assessing the impact of SFAS 142 on our financial statements.

  Restructuring Costs. Restructuring costs in the amount of $497,000 consist entirely of severance and other payroll related costs that were incurred in connection with a planned reduction of our worldwide workforce.

Interest and Other Income, Net

         Interest and other income, net, are comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three months ended June 30, 2001 were $332,000 as compared with interest and other income, net of $207,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, interest and other income, net, were $671,000 as compared with interest and other income, net of $456,000 for the six months ended June 30, 2000. The increase was due primarily to higher cash and investment balances from which interest is earned.

Provision for Income Taxes

         We recorded an income tax provision of $600,000 and $1.6 million in the three and six-month periods ended June 30, 2001, respectively, and $406,000 and $665,000 in the three and six-month periods ended June 30, 2000, respectively. The increase in income tax provision from the same period of last fiscal year is primarily due to the effect of nondeductible charges relating to amortization of goodwill. The income tax provision recorded for the six months ended June 30, 2001 reflects the effect of nondeductible charges relating to amortization of goodwill, unbenefited operating losses in foreign jurisdictions as well as research and development tax credits.

Liquidity and Capital Resources

         As of June 30, 2001, we had cash and cash equivalents of $34.7 million, an increase of $7.8 million over the December 31, 2000 balance. Net cash provided by operating activities was $6.4 million in the six months ended June 30, 2001, compared to $9.9 million in the six months ended June 30, 2000.

For the six-month period ended June 30, 2001, cash provided by operating activities was primarily due to increases in net income as adjusted for amortization and depreciation, accounts receivable, accounts payable and income taxes payable that were offset by decreases in other current assets, accrued compensations and other accrued liabilities. For the six months period ended June 30, 2000, net cash provided by operating activities was primarily due to increases in net income as adjusted for amortization and depreciation and deferred revenues that were offset by decreases in accounts receivable and accrued compensation.

         Net cash used in investing activities was $5.1 million in the six months ended June 30, 2001, compared to $9.3 million in the six months ended June 30, 2000. For the six months ended June 30, 2001, net cash used in investing activities was primarily due to purchases of property and equipment and expenditures capitalized in connection with the acquisition of Tidestone. For the six months ended June 30, 2000, net cash used in investing activities was primarily due to purchases of property and equipment for our South San Francisco facilities, the acquisitions of OST and the EnterpriseSoft business and the purchase of additional shares in Actuate Japan, which was offset by maturity and sale of our short-term investments.

         Net cash provided by financing activities was $6.7 million and $1.4 million in the six months ended June 30, 2001 and 2000, respectively. During both periods, net cash provided by financing activities was primarily due to the proceeds derived from issuance of common stock under the employee stock purchase and stock option plans.

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

OUR OPERATING RESULTS MAY BE VOLATILE AND DIFFICULT TO PREDICT. IF WE FAIL TO MEET OUR ESTIMATES OF QUARTERLY AND ANNUAL OPERATING RESULTS OR WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR STOCK MAY DECREASE SIGNIFICANTLY.

         The susceptibility of our operating results to significant fluctuations makes any prediction, including our estimates, of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

         - demand for our products;
         - the size and timing of significant orders for our products;
         - a slow down or a decrease in spending on information technology by our current and/or prospective customers
         - sales cycles and sales performance of our indirect channel partners;
         - changes in pricing policies by us or our competitors;
         - changes in our level of operating expenses and our ability to control costs;
         - budgeting cycles of our customers;
         - ability to make new products commercially available in a timely manner;
         - failure to successfully manage acquisitions made by us;
         - defects in our products and other product quality problems;
         - failure to meet hiring needs and unexpected personnel changes;
         - the management and expansion of our international operations;
         - changes in our sales incentive plans;
         - continued successful relationships and the establishment of new relationships with e.Business application vendors; and
         - general domestic and international economic and political conditions.

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

         A significant portion of our total revenues in any given quarter is derived from existing customers. Our ability to achieve future revenue growth, if any, will be substantially dependent upon our ability to increase revenues from license fees and services from existing customers, to expand our sales force and to increase the average size of our orders. To the extent that such increases do not occur in a timely manner, our business, operating results and financial condition would be harmed. Our expense levels and any plans for expansion, including plans to increase our sales and marketing and research and development efforts, are based in significant part on our expectations of future revenues and are relatively fixed in the short-term. If revenues fall below our expectations and we are unable to quickly reduce our spending in response, our business, operating results and financial condition are likely to be harmed.

         Based upon all of the factors described above, we have a limited ability to forecast future revenues and expenses, and it is likely that in some future quarter our operating results will be below our estimates or the expectations of public market analysts and investors. In the event that operating results are below our estimates or other expectations, the price of our common stock could decline.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH E.BUSINESS APPLICATION VENDORS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

         To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as e.Business application vendors, resellers and distributors. Our revenues from license fees resulting from sales through indirect channel partners were approximately 46% in the first six months of 2001, 45% in fiscal 2000 and 39% in fiscal 1999. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force and in further establishing and maintaining relationships with e.Business application vendors, resellers and distributors. In particular, a significant element of our strategy is to embed our technology in products offered by e.Business application vendors for resale or as a hosted application to such vendors' customers and end users. We intend to seek additional distribution arrangements with other e.Business application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our e.Business application vendors experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

         Although we are currently investing, and plan to continue to invest, significant resources to expand and develop relationships with e.Business application vendors, we have at times experienced and continue to experience difficulty in establishing and maintaining these relationships. If we are unable to successfully expand these distribution channels and secure license agreements with additional e.Business application vendors on commercially reasonable terms, including significant up front payments of minimum license fees, and extend existing license agreements with existing e.Business and application vendors on commercially reasonable terms, our operating results would be harmed. Any inability by us to maintain existing or establish new relationships with indirect channel partners or, if such efforts are successful, a failure of our revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm our business, operating results and financial condition.

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

IF WE FAIL TO EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

         During the first six months of 2001 and the fiscal years 2000 and 1999, we derived 23%, 11% and 14% of our total revenues, respectively, from sales outside the United States. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

WE MAY MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE NUMEROUS RISKS

         The Information Delivery software business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and expand our distribution channels and professional services organization. One of the ways we have addressed and will continue to address these issues is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

         - difficulties in integration of the operations, technologies, and products of the acquired companies;
         - the risk of diverting management's attention from normal daily operations of the business;
         - negative impact to our financial condition and results of operations resulting from combining the acquired company's financial condition and results of operations with our financial statements;
         - risks of entering markets in which we have no or limited direct prior experience; and
         -  the potential loss of key employees of the acquired company.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

         Our market is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in five principal forms:

         - direct competition from current or future software vendors such as Business Objects S.A., Crystal Decisions (a division of Seagate Technology, LLC.), and Brio Technology, Inc.;

     - indirect competition from vendors of Business Intelligence tools such as Cognos, Inc., MicroStrategy Incorporated and Microsoft that integrate reporting functionality with such tools;
     - indirect competition from e.Business software vendors such as SAP and Oracle, to the extent they include Information Delivery functionality in their applications;
     - competition from other e.Business software vendors and Internet development tool vendors; and
     - competition from the information technology departments of current or potential customers that may develop Information Delivery solutions internally which may be cheaper and more customized than our products.

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

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

     We have subsidiaries in Australia, France, Canada, Germany, Japan, Singapore, Switzerland and the United Kingdom whose primary business purpose is the marketing, sale support and distribution of our software products. We have very limited experience in the management of international operations. We also have a number of distributors located worldwide. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

     -    political and economic instability.
     -    costs of localizing products for foreign countries;
     -    difficulty in hiring employees in foreign countries;
     -    trade laws and business practices favoring local competition;
     -    dependence on local vendors;
     - compliance with multiple, conflicting and changing government laws and regulations;
     -    longer sales and payment cycles;
     -    import and export restrictions and tariffs;
     -    difficulties in staffing and managing foreign operations;
     -    greater difficulty or delay in accounts receivable collection;
     -    foreign currency exchange rate fluctuations;
     -    multiple and conflicting tax laws and regulations; and

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

     Our expansion in the number of employees and the scope of operations over the past few years has placed and will continue to place a significant strain on our management, information systems and resources. Any acquisitions made by us will also put a significant strain on our management, information systems and resources. In addition, we expect that an expansion of our international operations will lead to increased financial and administrative demands associated with managing our international operations and managing an increasing number of relationships with foreign partners and customers and expanded treasury functions to manage foreign currency risks. Our future operating results will also depend on our ability to further develop indirect channels and expand our support organization to accommodate growth in our installed base. If we fail to manage our expansion effectively, our business, operating results and financial condition would be harmed.

OUR INABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM OUR BUSINESS.

     From January 1, 2000 through June 30, 2001, we increased our headcount from 287 to 648 full-time employees. Even though we reduced our North America workforce in the second quarter of 2001, we currently expect to increase the number of employees during the second half of 2001. In particular, we currently plan to expand the number of employees in our international operations. Our success depends to a significant degree upon the efforts of certain key management, sales, marketing, customer support and research and development personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have experienced and will continue to experience difficulty in recruiting and retaining qualified personnel. This is particularly true in the San Francisco Bay Area, where the employment market for qualified sales, marketing, customer support and research and development personnel continues to be competitive in spite of recently announced workforce reduction in the region.

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


OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

     The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

     -    changes in the economic conditions in the United States and abroad;
     -    actual or anticipated fluctuations in our operating results;
     -    announcements of technological innovations;
     -    new products or new contracts announced by us or our competitors;
     -    developments with respect to copyrights or proprietary rights;
     -    price and volume fluctuations in the stock market
     - conditions and trends in the software and other technology industries;
     -    changes in corporate purchasing of e.Business application software;
     -    the announcement of mergers or acquisitions;
     -    adoption of new accounting standards affecting the software industry;
     -    changes in financial estimates by securities analysts; and
     -    the purchase or sale of our common stock by "day traders".

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

Item 4.  Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on May 30, 2001, our stockholders approved the following items:

1.   The election of the following individuals as directors of the Company.

                                                              Authority
                                                  For         Withheld
                                                  ---         --------
  Nicolas C. Nierenberg......................  50,493,375      415,783
  Peter I. Cittadini.........................  50,677,235      231,923
  George B. Beitzel..........................  48,563,094    2,346,064
  Kenneth E. Marshall........................  50,675,840      233,318
  Arthur C. Patterson........................  39,487,746   11,421,412
  Steven D. Whiteman.........................  50,346,194      562,964

2. The ratification of the appointment of Ernst & Young LLP, Independent Auditors as the Company's independent public accountants for the fiscal year ending December 31, 2001.

     For:  50,857,458              Against:  31,664             Abstain:  20,036


Item 6.   Exhibits and Reports on Form 8-K
 (a)      Exhibits:

          2.1 Agreement and Plan of Merger and Reorganization among Actuate Corporation, TT Acquisition Corp., Tidestone Technologies, Inc. and Michael J. Gassman, as Stockholders' Representative dated May 1, 2001

 (b)      Reports on Form 8-K:

          None.

                                   Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2001.

                                      Actuate Corporation
                                      (Registrant)



                                      By: /s/  DANIEL A. GAUDREAU


                                      ______________________________________
                                      Daniel A. Gaudreau

                                      Chief Financial Officer, Senior Vice
                                      President of Finance and Administration
                                      (Principal Financial and Accounting
                                      Officer)

ACTUATE CORPORATION

                               INDEX OF EXHIBITS

EXHIBIT #           EXHIBIT TITLE
---------           -------------

   2.1 Agreement and Plan of Merger and Reorganization among Actuate Corporation, TT Acquisition Corp., Tidestone Technologies, Inc. and Michael J. Gassman, as Stockholders' Representative dated May 1, 2001