Form 10-Q
period 2001-09-30
ACTUATE CORP
filed 2001-11-07
CIK 1062478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                                 --------------

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

                         Yes   X          No ____
                             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                              Outstanding as of
                Title of Class                               September 30, 2001
                --------------                               ------------------
   Common Stock, par value $.001 per share                        60,190,691

                               Actuate Corporation

                                Table of Contents

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2001 and
           December 31, 2000 ..............................................................  3

         Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2000 ..................................  4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2001 and 2000 ....................................................  5

         Notes to Condensed Consolidated Financial Statements .............................  7


     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ............................................... 12


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ........................................................... 27

     Item 6.  Exhibits and Reports on Form 8-K ............................................ 27

     Signature ............................................................................ 28

                          Part I. Financial Information

Item 1.  Financial Statements

                               ACTUATE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  September 30,        December 31,
                                                                       2001              2000 (1)
                                                                   (unaudited)
                                                                -----------------    -----------------
                                            ASSETS

Current assets:
  Cash and cash equivalents...................................    $       33,803       $       26,928
  Accounts receivable, net....................................            33,675               32,991
  Other current assets........................................             3,888                2,630
                                                                -----------------    -----------------
Total current assets..........................................            71,366               62,549
Property and equipment, net...................................            13,303               10,190
Goodwill and other purchased intangible assets, net...........            33,837               24,193
Other assets .................................................             1,671                1,390
                                                                -----------------    -----------------
                                                                  $      120,177       $       98,322
                                                                =================    =================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable............................................    $        4,870       $        4,254
  Accrued compensation........................................             4,629                5,941
  Other accrued liabilities...................................            10,738                6,584
  Deferred revenue............................................            22,303               22,108
  Income tax payable..........................................             2,571                  425
                                                                -----------------    -----------------
Total current liabilities.....................................            45,111               39,312
                                                                -----------------    -----------------
Long-term obligations.........................................             1,789                2,033
                                                                -----------------    -----------------
Stockholders' equity:
  Common stock................................................                60                   58
  Additional paid-in capital..................................            86,898               67,623
  Deferred stock compensation.................................               (39)                 (81)
  Cumulative translation adjustment...........................               324                  231
  Accumulated deficit.........................................           (13,966)             (10,854)
                                                                -----------------    -----------------
    Total stockholders' equity................................            73,277               56,977
                                                                -----------------    -----------------
                                                                  $      120,177       $       98,322
                                                                =================    =================

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

                               ACTUATE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended        Nine Months Ended
                                                             September 30,             September 30,
                                                        ------------------------- -----------------------

                                                            2001         2000         2001       2000
                                                        ------------ ------------ ----------- -----------
Revenues:
  License fees........................................  $    17,415  $    19,415  $   61,460  $   49,071
  Services............................................       10,786       10,090      34,789      23,666
                                                        ------------ ------------ ----------- -----------
Total revenues........................................       28,201       29,505      96,249      72,737
                                                        ------------ ------------ ----------- -----------

Costs and expenses:
  Cost of license fees................................          563          649       1,723       1,404
  Cost of services....................................        6,278        5,993      21,374      14,253
  Sales and marketing.................................       13,703       12,848      45,149      32,411
  Research and development............................        4,836        4,046      13,935      10,629
  General and administrative..........................        2,877        1,971       7,663       5,042
  Amortization of goodwill and other purchased
   intangibles........................................        3,120        2,060       7,587       5,087
  Restructuring costs.................................          362            -         859           -
                                                        ------------ ------------ ----------- -----------
    Total costs and expenses..........................       31,739       27,567      98,290      68,826
                                                        ------------ ------------ ----------- -----------

Income (loss) from operations.........................       (3,538)       1,938      (2,041)      3,911
Interest and other income, net........................          291          184         962         640
                                                        ------------ ------------ ----------- -----------
Income (loss) before income taxes.....................       (3,247)       2,122      (1,079)      4,551
Provision for income taxes............................          435          807       2,033       1,472
                                                        ------------ ------------ ----------- -----------
Net income (loss).....................................  $    (3,682) $     1,315  $   (3,112) $    3,079
                                                        ============ ============ =========== ===========
Basic income (loss) per share.........................  $     (0.06) $      0.02  $    (0.05) $     0.06
                                                        ============ ============ =========== ===========
Shares used in basic per share calculation............       60,069       56,462      58,914      55,875
                                                        ============ ============ =========== ===========
Diluted income (loss) per share.......................  $     (0.06) $      0.02  $    (0.05) $     0.05
                                                        ============ ============ =========== ===========
Shares used in diluted per share calculation..........       60,069       64,788      58,914      64,073
                                                        ============ ============ =========== ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTUATE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                             Nine Months Ended September 30,
                                                                      --------------------------------------------
                                                                               2001                   2000
                                                                      ----------------------  --------------------
Operating activities
Net income (loss)...................................................  $              (3,112)  $             3,079
Adjustment to reconcile net income (loss) to net cash
 provided by operating activities:
     Amortization of deferred compensation..........................                     42                    47
     Amortization of goodwill and other purchased
      intangibles...................................................                  7,587                 5,087
     Depreciation...................................................                  2,964                 1,779
     Changes in operating assets and liabilities:
        Accounts receivable.........................................                   (222)              (10,691)
        Other current assets........................................                 (1,239)                 (724)
        Accounts payable............................................                 (1,221)                1,187
        Accrued compensation........................................                 (1,429)                  581
        Other accrued liabilities...................................                   (350)                1,322
        Deferred revenue............................................                    195                 7,618
        Income taxes payable........................................                  2,146                 1,424
                                                                      ---------------------   -------------------

Net cash provided by operating activities...........................                  5,361                10,709
                                                                      ---------------------   -------------------

Investing activities
Purchases of property and equipment.................................                 (6,076)               (8,876)
Proceeds from maturity of short-term investments....................                      -                17,549
Acquisition of Tidestone Technologies, Inc., net of cash
 assumed............................................................                   (164)                    -
Acquisition of Open Software Technology, LLC, net of
 cash assumed.......................................................                      -                (7,300)
Acquisition of EnterpriseSoft business..............................                      -                (2,450)
Acquisition of shares of Actuate Japan..............................                      -                (1,506)
Net change in other assets..........................................                   (281)                 (710)
                                                                      ---------------------   -------------------

Net cash used in investing activities...............................                 (6,521)               (3,293)
                                                                      ---------------------   -------------------

Financing activities
Proceeds from issuance of common stock..............................                  8,642                 4,350
Payment of bank loan................................................                   (700)                 (250)
                                                                      ---------------------   -------------------

Net cash provided by financing activities...........................                  7,942                 4,100
                                                                      ---------------------   -------------------

Net increase in cash and cash equivalents...........................                  6,782                11,516
Effect of foreign exchange rate changes on cash.....................                     93                   (11)
Cash and cash equivalents at the beginning of the period............                 26,928                 6,604
                                                                      ---------------------   -------------------

Cash and cash equivalents at the end of the period..................  $              33,803   $            18,109
                                                                      =====================   ===================

Non cash financing activities:
Common stock issued and options assumed in connection with acquisitions .......  $              10,634   $               9,553
                                                                                 =====================   =====================

Consideration payable in future in connection with the acquisition of Open
 Software Technology, LLC ...................................................... $                   -   $               2,033
                                                                                 =====================   =====================

Supplemental disclosure of cash flow information:
Interest paid .................................................................  $                   4   $                   4
                                                                                 =====================   =====================

Income taxes paid .............................................................  $                 303   $                 426
                                                                                 =====================   =====================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ACTUATE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying interim condensed consolidated financial statements of Actuate Corporation are unaudited, but include all normal recurring adjustments which we believe to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of the financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite our best effort to establish good faith estimates and assumptions, actual results may differ.

     The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 12, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of operating results for the full fiscal year.

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

     License arrangements with e.Business application vendors, resellers and distributors ("Channel Partners") generally take the form of either (a) fixed price arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and sublicensing of the licensed software for a specified term and pursuant to which license fee revenue is deferred and recognized on a straight-line basis over the term of the license agreement, (b) arrangements pursuant to which a license fee is paid to us, which we recognize as revenue when no further obligations remain, provided the fees are fixed or determinable and collection of the resulting receivables is deemed probable or (c) arrangements in which we recognize revenue based on the Channel Partner's sell-through.

     Service revenues are primarily comprised of revenue from maintenance agreements, consulting and training fees. Revenue from maintenance agreements is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year. Service revenues from consulting and training are recognized when performed. When we provide a software license and the related maintenance for one bundled price, the fair value of the maintenance, based on the price charged for that element separately, is deferred and recognized ratably over the term of the respective agreement.

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

     A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share follows (in thousands, except per share data):

                                                                          Three Months Ended           Nine Months Ended
                                                                            September 30,                September 30,
                                                                      ------------------------    ---------------------------
                                                                          2001         2000           2001           2000
                                                                      ----------    ----------    -----------       ---------
Numerator:
  Net income (loss) ...............................................   $   (3,682)   $    1,315    $    (3,112)      $   3,079
                                                                      ==========    ==========    ===========       =========
Denominator:
 Weighted-average common shares outstanding .......................       60,217        56,853         59,088          56,356
 Weighted-average shares subject to repurchase ....................         (148)         (391)          (174)           (481)
                                                                      ----------    ----------    -----------       ---------

 Denominator for basic income (loss) per share ....................       60,069        56,462         58,914          55,875
 Weighted-average shares subject to repurchase ....................            -           391              -             481
 Weighted-average employee stock options outstanding ..............            -         7,935              -           7,717
                                                                      ----------    ----------    -----------       ---------

Denominator for diluted income (loss) per share ...................       60,069        64,788         58,914          64,073
                                                                      ==========    ==========    ===========       =========

Basic net income (loss) per share .................................   $    (0.06)   $     0.02    $     (0.05)      $    0.06
                                                                      ==========    ==========    ===========       =========

Diluted net income (loss) per share ...............................   $    (0.06)   $     0.02    $     (0.05)      $    0.05
                                                                      ==========    ==========    ===========       =========

Comprehensive Income

     Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. A summary of comprehensive income follows (in thousands):

                                                                 Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,
                                                               -----------------------         -----------------------
                                                                 2001            2000            2001           2000
                                                               -------         -------         -------         -------
Net income (loss) .......................................      $(3,682)        $ 1,315         $(3,112)        $ 3,079
Unrealized gain on short-term investments ...............            -               3               -               3
Foreign currency translation adjustment, net of tax
 effect .................................................          180              (6)             58             (11)
                                                               -------         -------         -------         -------
Comprehensive income (loss) .............................      $(3,502)        $ 1,312         $(3,054)        $ 3,071
                                                               =======         =======         =======         =======

Accounting for Derivative Instruments

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Our adoption of SFAS 133 on January 1, 2001 had no material effect on the financial statements, as we currently do not utilize derivative instruments.

Recent Accounting Pronouncement

     In July 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest will be prohibited. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the fiscal quarter of 2002. Application of the non-amortization provisions of the new standards is expected to result in an increase in our net income or decrease in our net loss. However, we are still assessing the financial impact of the new standard. During 2002, we will perform the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

2. Acquisition

     On May 30, 2001, we acquired all of the outstanding stock of Tidestone, a software technology company. The results of operations of Tidestone are included in our financial statements from the date of acquisition. The total purchase price was $10.8 million, consisting of 857,594 shares of our common stock and assumed options with a fair market value of approximately $10.6 million and other acquisition-related expenses of $164,000. This acquisition was accounted for as a purchase, with the excess of the purchase price over the estimated fair value of the net liabilities assumed ($5.9 million) being allocated to developed technology ($3.6 million), customer list ($2.0 million), assembled workforce ($900,000), non-compete agreements ($900,000), trademarks ($700,000) and goodwill ($8.4 million). In addition, approximately $200,000 of the purchase price was allocated to deferred compensation, which primarily represents the pro-rata portion of the intrinsic value of the unvested options at the date of acquisition. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years.

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


                                                           Three Months Ended            Nine Months Ended
                                                             September 30,                 September 30,
                                                      --------------------------    ----------------------------
                                                          2001          2000            2001             2000
                                                      -----------    -----------    ------------    ------------
Revenues ............................................   $ 28,201      $ 30,749        $ 97,896         $ 76,365
Net income (loss) ...................................   $ (3,682)     $     32        $ (7,482)        $   (627)
Diluted net income (loss) per share .................   $  (0.06)     $      -        $  (0.13)        $  (0.01)

3. Restructuring costs

     During the second and third quarter of fiscal 2001, we announced and began to implement restructuring actions that resulted in aggregate charges of $497,000 and $362,000, respectively. The restructuring costs consist entirely of severance payments, payroll taxes and extended medical benefits. The restructuring actions are expected to result in the elimination of approximately 15% of our worldwide workforce. As of September 30, 2001, we eliminated 107 positions worldwide, across all levels and functions.

     The following table depicts the restructuring activity during the first nine months of fiscal 2001 (in thousands):

                                         Severance and
                                        Related Charges
                                        ---------------

  Balance at March 31, 2001 ..........    $         -
  Increase ...........................            497
  Cash payments ......................           (259)
                                          -----------
  Balance at June 30, 2001 ...........            238
  Increase ...........................            362
  Cash payments ......................           (387)
                                          -----------
  Balance at September 30, 2001 ......    $       213
                                          ===========

4. Income Taxes

     The provision for income taxes was calculated using the estimated annual effective tax rate that takes into account unbenefited net operating losses in foreign jurisdictions, research and development tax credits and the effect of nondeductible charges relating to amortization of goodwill.

5. Stock Repurchase Program

     On September 19, 2001, our board of directors authorized a stock repurchase program of up to $6 million of our common stock. As of September 30, 2001, we have repurchased 200,000 shares or $825,205 of the common stock under this program.

6. Geographic Information

     Our primary operations are located in the United States. Revenues from international sources related to export sales, primarily to Europe and Japan. Our revenues by geographic area were as follows (in thousands):

                                    Three Months Ended             Nine Months Ended
                                       September 30,                September 30,
                               ---------------------------     -------------------------
                                  2001             2000           2001           2000
                               ----------       ----------     ----------     ----------
Revenues:
  North America ............   $   21,178       $   25,397     $   74,712     $   63,469
  Europe ...................        5,313            2,920         16,819          7,628
  Asia Pacific and others ..        1,710            1,188          4,718          1,640
                               ----------       ----------     ----------     ----------
                               $   28,201       $   29,505     $   96,249     $   72,737
                               ==========       ==========     ==========     ==========

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

     We sell software products through two primary means: (i) directly to end user customers through our direct sales force and (ii) through Channel Partners such as e.Business application vendors, resellers and distributors. e.Business application vendors generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other Channel Partners resell our software products to end user customers. Our revenues are derived primarily from license fees for software products and, to a lesser extent, fees for services relating to such products, including software maintenance and support, consulting and training. In June 1999, we acquired all of the outstanding shares of Actuate Holding, B.V. ("BV"), the parent company of our distributors based in France, Germany and the United Kingdom. In February 2000, we acquired all of the outstanding shares of OST, a software consulting firm. In March 2000, we acquired all the assets of EnterpriseSoft, a developer of Java software products. In April 2000, we purchased additional shares of Actuate Japan from existing shareholders raising our equity ownership of Actuate Japan to 67%. In May 2001, we acquired all of the outstanding shares of Tidestone, a software technology company. The results of operations of BV, OST, EnterpriseSoft, Actuate Japan and Tidestone, and the fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition or the date of majority ownership, as applicable.

     We were incorporated in California in November 1993 and reincorporated in Delaware in July 1998. Our corporate headquarters are located at 701 Gateway Boulevard, South San Francisco, California 94080, our telephone number is 650-837-2000 and our website address is www.actuate.com.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                                                        Three Months Ended          Nine Months Ended
                                                                          September 30,               September 30,
                                                                      ----------------------      ----------------------
                                                                        2001          2000          2001          2000
                                                                      --------      --------      --------      --------
Revenues:
   License fees .................................................           62%           66%           64%           67%
   Services .....................................................           38            34            36            33
                                                                      --------      --------      --------      --------
        Total revenues ..........................................          100           100           100           100
                                                                      --------      --------      --------      --------
Costs and expenses:
   License fees .................................................            2             2             2             2
   Services .....................................................           22            20            22            20
   Sales and marketing ..........................................           49            44            47            44
   Research and development .....................................           17            14            14            15
   General and administrative ...................................           10             7             8             7
   Amortization of goodwill and other purchased intangibles......           11             7             8             7
   Restructuring costs ..........................................            1             -             1             -
                                                                      --------      --------      --------      --------
        Total costs and expenses ................................          112            94           102            95
                                                                      --------      --------      --------      --------
Income (loss) from operations ...................................          (12)            6            (2)            5
Interest and other income, net ..................................            1             1             1             1
                                                                      --------      --------      --------      --------
Income (loss) before income taxes ...............................          (11)            7            (1)            6
Provision for income taxes ......................................            2             3             2             2
                                                                      --------      --------      --------      --------
Net income (loss) ...............................................          (13)%           4%           (3)%           4%
                                                                      ========      ========      ========      ========

Revenues

     Total revenues decreased 4% from $29.5 million for the quarter ended September 30, 2000 to $28.2 million for the quarter ended September 30, 2001. Total revenues increased 32% from $72.7 million for the nine months ended September 30, 2000 to $96.2 million for the nine months ended September 30, 2001. Sales outside of North America were $7.6 million, or 27% of total revenues for the third quarter of 2001, compared to $4.1 million, or 14% of total revenues for the third quarter of 2000. For the nine months ended September 30, 2001, sales outside of North America were $23.2 million, or 24% of total revenues as compared to $9.3 million, or 13% of total revenues for the nine months ended September 30, 2000. We believe that weak economic conditions in North America and Europe have caused our customers and prospective customers to significantly decrease spending on information technology. We currently expect weak economic conditions and reduced information technology spending to continue at least through the remainder of fiscal 2001. We currently anticipate that our total revenues for the fourth quarter will be approximately $28 million.

     License fees. Revenues from license fees decreased 10% from $19.4 million for the third quarter of 2000 to $17.4 million for the third quarter of 2001. For the nine months ended September 30, 2001, license revenues were $61.5 million, an increase of 25% over license revenues of $49.1 million for the nine months ended September 30, 2000. The decrease in license fee revenues for the quarter was primarily due to weakened economic conditions in North America and Europe. As a percentage of total revenues, license fee revenues decreased from 66% in the third quarter of 2000 to 62% in the third quarter of 2001. For the nine months ended September 30, 2001, license fee revenues as a percentage of total revenues were 64% compared to 67% for the nine months ended September 30, 2000.

     Services. Service revenues increased 7% from $10.1 million for the third quarter of 2000 to $10.8 million for the third quarter of 2001. For the nine months ended September 30, 2001, service revenues were $34.8 million, an increase of 47% over service revenue of $23.7 million for the nine months ended September 30, 2000. The increase in service revenues was due to the increase in professional services revenues related to increase in demand for our professional services, and an increase in the installed base of customers receiving ongoing maintenance and support. As a percentage of total revenues, service revenues increased from 34% in the third quarter of 2000 to 38% in the third quarter of 2001. For the nine months ended September 30, 2001, service revenues as a percentage of total revenues were 36% compared to 33% for the nine months ended September 30, 2000.

Costs and expenses

     Cost of license fees. Cost of license fees consists primarily of production and packaging costs, localization costs and personnel and related costs. Cost of license fees decreased from $649,000, or 3% of revenues from license fees, for the third quarter of 2000 to $563,000, or 3% of revenues from license fees, for the third quarter of 2001. Cost of license fees increased from $1.4 million, or 3% of revenues from license fees, for the nine months ended September 30, 2000 to $1.7 million, or 3% of revenues from license fees for the nine months ended September 30, 2001. We expect our cost of license fees as a percentage of revenues from license fees to be approximately 3% of revenues from license fees for the remainder of fiscal 2001.

     Cost of services. Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services increased from $6.0 million, or 59% of service revenues, for the third quarter of 2000 to $6.3 million, or 58% of service revenues, for the third quarter of 2001. Cost of services increased from $14.3 million, or 60% of service revenues, for the nine months ended September 30, 2000 to $21.4 million, or 61% of service revenues, for the nine months ended September 30, 2001. The increase in cost of services in absolute dollars was primarily due to the continued expansion of our customer support and professional service organizations and to increased contracting with third-party consultants to meet our customers' professional service needs. We expect that cost of services will continue to increase in both absolute dollars and as a percentage of service revenues in the future as we continue to expand our customer support organization to meet customer demands for our services and to rely more on third-party consultants to provide professional services on our behalf, which has a higher cost and lower margin than if we perform the services with our personnel.

     Sales and marketing. Sales and marketing expenses consist primarily of compensation, promotional expenses, travel and entertainment, and facility costs. Sales and marketing expenses increased from $12.8 million, or 44% of total revenues for the third quarter of 2000 to $13.7 million, or 49% of total revenues for the third quarter of 2001. Sales and marketing expenses increased from $32.4 million, or 44% of total revenues for the nine months ended September 30, 2000 to $45.1 million, or 47% of total revenues for the nine months ended September 30, 2001. The increase in both absolute dollars and as a percentage of total revenues was primarily due to hiring additional sales and marketing personnel, increased travel expenses associated with increased headcount, higher sales commissions associated with increased revenues during the nine-month period and increased marketing program expenses. We completed a planned reduction of our North America as well as foreign sales and marketing workforce during the third quarter of 2001 and we currently expect our sales and marketing expenses in absolute dollars to be about the same range for the remainder of the fiscal year.

     Research and development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with product development. Research and development expenses increased from $4.0 million, or 14% of total revenues for the third quarter of 2000 to $4.8 million, or 17% of total revenues for the third quarter of 2001. Research and development expenses increased from $10.6 million, or 15% of total revenues for the nine months ended September 30, 2000 to $13.9 million, or 14% of total revenues for the nine months ended September 30, 2001. The increase in research and development expenses in absolute dollars was primarily due to the hiring of additional engineering personnel and consultants. The increase as a percentage of total revenues for the quarter was due to the decrease in total revenues. We anticipate that we will continue to devote substantial resources to research and development and that these expenses will increase in absolute dollars in future periods.

     General and administrative. General and administrative expenses consist primarily of personnel and related costs for finance, staffing, legal, human resources, information systems and general management, as well as amortization of deferred compensation related to certain stock option grants. General and administrative expenses increased from $2.0 million, or 7% of total revenues for the third quarter of 2000 to $2.9 million, or 10% of total revenues for the third quarter of 2001. General and administrative expenses increased from $5.0 million, or 7% of total revenues for the nine months ended September 30, 2000 to $7.7 million, or 8% of total revenues for the nine months ended September 30, 2001. The increase in general and administrative expenses in both absolute dollars and as a percentage of total revenues was primarily due to increased personnel and related costs and the inclusion of idle facility expenses in the amount of $930,000 and $1.4 million for the three- and nine-month periods, respectively. We expect that general and administrative expenses will increase in absolute dollars in future periods.

     Amortization of goodwill and other purchased intangibles. In June 1999, we acquired all of the outstanding stock of BV for cash. This acquisition was accounted for as a purchase and we recognized $9.6 million of goodwill and other intangible assets. In February 2000, we acquired all of the outstanding stock of OST for cash and stock. This acquisition was also accounted for as a purchase and we recognized $13.1 million of goodwill and other intangible assets. In March 2000, we acquired all the assets of EnterpriseSoft for cash and stock and recognized $8.7 million of goodwill and other intangible assets. In April 2000, we purchased additional shares of Actuate Japan from existing shareholders raising our equity ownership to 67%. We recognized $1.5 million of goodwill and other intangibles as a result of consolidating Actuate Japan financial statements as prescribed by generally accepted accounting principles. In May 2001, we acquired all of the outstanding stock of Tidestone for stock. The acquisition was accounted for as a purchase and we recognized $16.9 million of goodwill and other intangible assets. In the three- and nine-month periods ended September 30, 2001, we recorded a charge of $3.1 million and $7.6 million, respectively, for the amortization of goodwill and other purchased intangibles relating to these acquisitions, as compared to $2.1 million and $5.1 million for the three- and nine-month periods ended September 30, 2000, respectively. Goodwill and other purchased intangibles arising from these acquisitions are being amortized on a straight-line basis over periods not exceeding four years.

     In July 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest will be prohibited. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the fiscal quarter of 2002. Application of the non-amortization provisions of the new standards is expected to result in an increase in our net income or decrease in our net loss. However, we are still assessing the financial impact of the new standard. During 2002, we will perform the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and have yet determined what the effect of these tests will be on our earnings and financial position.

     Restructuring costs. Restructuring costs for the three- and nine-month periods were $362,000 and $859,000, respectively, consisting entirely of severance and other payroll related costs that were incurred in connection with a reduction of our worldwide workforce.

Interest and Other Income, Net

     Interest and other income, net, are comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three months ended September 30, 2001 were $291,000 as compared with interest and other income, net of $184,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, interest and other income, net, were $962,000 as compared with interest and other income, net of $640,000 for the nine months ended September 30, 2000. The increase was due primarily to higher cash and investment balances from which interest is earned.

Provision for Income Taxes

     We recorded an income tax provision of $435,000 and $2.0 million in the three months and nine months ended September 30, 2001, respectively. The income tax provision for the same period of last fiscal year was $807,000 and $1,472,000, respectively. The decrease in income tax provision for the three months ended September 30, 2001 from the same period of last fiscal year is primarily due to the change in estimated operating income for the remaining quarter of this fiscal year. The income tax provision recorded for the nine months ended September 30, 2001 reflects the impact of non-deductible acquisition costs and research and development tax credits as well as foreign tax expenses.

Liquidity and Capital Resources

     As of September 30, 2001, we had cash and cash equivalents of $33.8 million, an increase of $6.9 million over the December 31, 2000 balance. Net cash provided by operating activities was $5.4 million in the nine months ended September 30, 2001, and $10.8 million in the nine months ended September 30, 2000. For the nine-month period ended September 30, 2001, cash provided by operating activities was primarily due to increases in amortization, depreciation and income taxes payable that were offset by decreases in net loss, other current assets, accounts payable and accrued compensation. For the nine-month period ended September 30, 2000, net cash provided by operating activities was primarily due to increases in deferred revenue and net income as adjusted for amortization and depreciation that were offset by increase in accounts receivable.

     Net cash used in investing activities was $6.5 million in the nine months ended September 30, 2001, and $3.3 million in the nine months ended September 30, 2000. For the nine months ended September 30, 2001, net cash used in investing activities was primarily due to purchases of property and equipment. For the nine months ended September 30, 2000, net cash used in investing activities was primarily due to purchases of property and equipment for our new South San Francisco facilities, the acquisitions of OST and the EnterpriseSoft business and the purchase of additional shares in Actuate Japan, which was offset by maturity and sale of our short-term investments.

     Net cash provided by financing activities was $7.9 million in the nine months ended September 30, 2001, and $4.1 million in the nine months ended September 30, 2000. During both periods, net cash provided by financing activities was primarily from the proceeds derived from issuance of common stock under the employee stock purchase and stock option plans.

     On September 19, 2001, our board of directors authorized a stock repurchase program of up to $6 million of our common stock. As of September 30, 2001, we have repurchased 200,000 shares or $825,205 of the common stock under this program.

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

     The susceptibility of our operating results to significant fluctuations makes any prediction, including our estimates, of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

         - demand for our products;
         - the size and timing of significant orders for our products;
         - a slow down or a decrease in spending on information technology by our current and/or prospective customers;
         - general domestic and international economic and political conditions;
         - sales cycles and sales performance of our indirect channel partners;
         - continued successful relationships and the establishment of new relationships with e.Business application vendors;
         - the management and expansion of our international operations;
         - changes in our level of operating expenses and our ability to control costs;
         - ability to make new products commercially available in a timely manner;
         - budgeting cycles of our customers;
         - changes in pricing policies by us or our competitors;
         - failure to successfully manage acquisitions made by us;
         - defects in our products and other product quality problems;
         - failure to meet hiring needs and unexpected personnel changes; and
         - changes in our sales incentive plans.

     Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Booking of orders in the third quarter of 2001 was negatively impacted by the September 11/th/ terrorist attacks and future terrorists acts or war-time conditions are likely to impact the booking orders in future periods. Furthermore, several factors may require us, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

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

     To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as e.Business application vendors, resellers and distributors ("Channel Partners"). Our revenues from license fees resulting from sales through Channel Partners were approximately 44% in the first nine months of 2001, 45% in fiscal 2000 and 39% in fiscal 1999. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force and in further establishing and maintaining relationships with Channel Partners. In particular, a significant element of our strategy is to embed our technology in products offered by e.Business application vendors for resale or as a hosted application to such vendors' customers and end users. We intend to seek additional distribution arrangements with other e.Business application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our Channel Partners to sell and support our products. If the sales and implementation cycles of our Channel Partners are lengthy or variable or our e.Business application vendors experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such Channel Partners in a timely fashion, our business, operating results and financial condition would be harmed.

     Although we are currently investing, and plan to continue to invest, significant resources to expand and develop relationships with e.Business application vendors, we have at times experienced and continue to experience difficulty in establishing and maintaining these relationships. If we are unable to successfully expand these distribution channels and secure license agreements with additional e.Business application vendors on commercially reasonable terms, including significant up front payments of minimum license fees, and extend existing license agreements with existing e.Business and application vendors on commercially reasonable terms, our operating results would be harmed. Any inability by us to maintain existing or establish new relationships with Channel Partners, including systems integrations, or, if such efforts are successful, a failure of our revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm our business, operating results and financial condition.

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

BECAUSE THE SALES CYCLES OF OUR PRODUCTS ARE LENGTHY AND VARIABLE, OUR QUARTERLY RESULTS MAY FLUCTUATE.

     The purchase of our products by our end user customers for deployment within the customer's organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer's internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations as well as general economic and political events. The sales cycle for an initial order of our products is typically 3 to 6 months and the sales cycle associated with a follow-on large scale deployment of our products typically extends for another 6 to 9 months or longer. We may experience longer sales cycles in the future. Additionally, sales cycles for sales of our products to e.Business application vendors tend to be longer, ranging from 6 to 24 months or more and may involve convincing the vendor's entire organization that our products are the appropriate Information Delivery software for the vendor's application. This time period does not include the sales and implementation cycles of such vendor's own products, which are typically significantly longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end user customers or our Channel Partners could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

IF WE FAIL TO EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     During the first nine months of 2001 and the fiscal years 2000 and 1999, we derived 24%, 11% and 14% of our total revenues, respectively, from sales outside the United States. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

WE MAY MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE NUMEROUS RISKS.

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

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the Information Delivery needs of our prospective customers. Also our current or future Channel Partners may have established in the past, or may in the future, establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could harm our ability to obtain revenues from license fees from new or existing customers and service revenues from new or existing customers on terms favorable to us. If we are unable to compete successfully against current and future competitors our business, operating results and financial condition would be harmed.

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

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

     We have a number of subsidiaries whose primary business purpose is the marketing, sale support and distribution of our software products. We have very limited experience in the management of international operations. We also have a number of distributors located worldwide. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

     -  political and economic instability;
     -  costs of localizing products for foreign countries;
     -  difficulty in hiring employees in foreign countries;
     -  trade laws and business practices favoring local competition;
     -  dependence on local vendors;
     - compliance with multiple, conflicting and changing government laws and regulations;
     -  longer sales and payment cycles;
     -  import and export restrictions and tariffs;
     -  difficulties in staffing and managing foreign operations;
     -  greater difficulty or delay in accounts receivable collection;
     -  foreign currency exchange rate fluctuations; and
     -  multiple and conflicting tax laws and regulations.

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

THERE ARE RISKS ASSOCIATED WITH THE SOFTWARE INDUSTRY.

     The software industry is experiencing a significant downturn, in connection with the decline in general economic conditions, which has resulted in a decrease of budgets for management information systems. This change in economic conditions has resulted in a slowdown of the purchase of Internet based software products and has affected our operating results and financial conditions. We expect this economic downturn to continue and, thus, our operating results and financial condition may be below our forecasts and investor expectations and may in the future reflect substantial fluctuations from period to period as a consequence of buying patterns and general economic conditions in the software industry.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

     Third parties may claim that our current or future products infringe such parties' intellectual property rights. We expect Information Delivery software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business, operating results and financial condition.

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

     The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

     - changes in the economic and political conditions in the United States and abroad;
     -  actual or anticipated fluctuations in our operating results;
     -  terrorist attack or war-time conditions;
     -  announcements of technological innovations;
     -  new products or new contracts announced by us or our competitors;
     -  developments with respect to copyrights or proprietary rights;
     -  price and volume fluctuations in the stock market;
     -  conditions and trends in the software and other technology industries;
     -  changes in corporate purchasing of e.Business application software;
     -  the announcement of mergers or acquisitions;
     -  adoption of new accounting standards affecting the software industry;
     -  changes in financial estimates by securities analysts; and
     -  the purchase or sale of our common stock by "day traders".

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         None.

     (b) Reports on Form 8-K:

         None.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2001.

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