Form 10-K
period 2001-12-31
ACTUATE CORP
filed 2002-03-19
CIK 1062478

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               -----------------
                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                      OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                        Commission file number 0-24607

                              Actuate Corporation
            (Exact name of registrant as specified in its charter)

                      Delaware                 94-3193197
                   (State or other          (I.R.S. Employer
                   jurisdiction of       Identification Number)
                  incorporation or
                    organization)

                             701 Gateway Boulevard
                     South San Francisco, California 94080
                   (Address of principal executive offices)
                               -----------------
                                (650) 837-2000
             (Registrant's telephone number, including area code)
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value
                             (Title of each class)
                               -----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1)                       Yes [X]                                              No [_]
                      (2)                       Yes [X]                                              No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [_]
   Based on the closing price as reported on the Nasdaq Stock Market as of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $203,699,000. Shares of common stock held by each executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
   As of February 28, 2002 there were 60,451,465 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ACTUATE CORPORATION

    Annual Report on Form 10-K for the fiscal year ended December 31, 2001

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I................................................................................................   3
         Item 1.  Business............................................................................   3
         Item 2.  Properties..........................................................................  12
         Item 3.  Legal Proceedings...................................................................  12
         Item 4.  Submission of Matters to a Vote of the Security Holders.............................  12
PART II...............................................................................................  13
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...............  13
         Item 6.  Selected Consolidated Financial Data................................................  14
         Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...............................................................  15
         Item 7a. Quantitative and Qualitative Disclosures About Market Risk..........................  32
         Item 8.  Consolidated Financial Statements and Supplementary Data............................  32
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  33
PART III..............................................................................................  33
         Item 10. Directors and Executive Officers of the Registrant..................................  33
         Item 11. Executive Compensation..............................................................  33
         Item 12. Security Ownership of Certain Beneficial Owners and Management......................  33
         Item 13. Certain Relationships and Related Transactions......................................  33
PART IV...............................................................................................  34
         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................  34
SIGNATURES............................................................................................  36

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Some of the statements in this report on Form 10-K under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors That May Affect Future Results," and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding Actuate's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors That May Affect Future Results" and elsewhere in this Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements contained in the "Letter to Stockholders" in the Annual Report or in this Report on Form 10-K after the date hereof or to conform such statements to actual results. Readers are cautioned not to place undue reliance on forward-looking statements and should carefully review the risk factors described in other documents Actuate files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by Actuate during 2002.

                                    PART I

ITEM 1.  BUSINESS

Overview

   Actuate Corporation is a leading provider of Information Delivery software products and services. Information Delivery, along with Databases, Content Management and Application Servers, is a critical technology component of an organization's e.Business platform. Our Actuate e.Reporting Suite 5 (Actuate 5) product line provides a platform for retrieving business information from corporate databases and delivering it as interactive Web pages and Excel spreadsheets in the form of reports to customers, partners and employees. Actuate 5 allows companies to create, manage and deliver secure formatted content, using business information from multiple data sources, and to make that high-value business content available on their Web sites. Our products and services are used by our customers to deliver reports such as transaction histories, service level information, performance summaries, manufacturing and distribution status and customer account information. Actuate 5 is a scalable, dynamic platform that can be seamlessly integrated into any Web site and its server-centric architecture provides the building blocks for an Information Delivery environment of any size. Actuate 5's open environment allows developers to create content from virtually any data source and present it in virtually any format required by our customers. Our products have been adopted in a wide variety of industries, including financial services, manufacturing, utilities, pharmaceuticals, telecommunications, high technology, retail, health care and others and by a wide variety of organizations including Global 2000 companies and software application vendors. We sell our products in North America primarily through our direct sales force and our e.Business Application Partners, who integrate and resell Actuate software to their customers. Outside North America, we sell our products through our direct sales force in the countries in which we have an office and through distributors.

   Actuate was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate's principal executive offices are located at 701 Gateway Boulevard, South San Francisco, California. Actuate's telephone number is 650-837-2000. Actuate maintains a Web site at www.actuate.com. The information posted on the Web site is not incorporated into this Annual Report.

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

   The growth in the number of Internet users, as well as the open and interactive nature of the Internet, has led many businesses to seek new ways to take advantage of this global platform. To conduct business online, organizations are developing and deploying e.Business platforms. These platforms typically consist of four primary technology components. First, is the Database to organize data so that its contents can easily be accessed, managed and updated. Second, is the Content Management, which allows a company to manage and publish unstructured content, such as electronic catalogs and marketing materials. Third, to deploy online applications, such as the ability to conduct complex transactions, manage supply chains and interact with customers, the e.Business platform should include an Application Server.

   The fourth technology component of an e.Business platform is Information Delivery. By rapidly deploying large numbers of online applications, companies are capturing a vast amount of information about their relationships with customers and partners as well as information about their internal operations. It is imperative that a company be able to deliver this information in a personalized manner to its customers, partners and employees via the Web. An Information Delivery solution must also seamlessly integrate into the Web site and must be robust and scalable to support hundreds of thousands of users.

The Actuate Solution

   Actuate e.Reporting Suite 5 is an Information Delivery platform that allows companies to create, manage and deliver secure formatted content, on their Web sites for use by customers, partners and employees. Actuate 5 can provide any type of personalized report such as:

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

   Actuate 5 contains the following attributes:

  . Create compelling content rapidly. Our open environment, including our Java and Spreadsheet development environments, allows developers to create any type of content from nearly any data source, in any format using any calculation. Support for DHTML allows developers to design rich interactive content without the need for a plug-in. Actuate 5 is based on an object-oriented architecture that is designed to give developers a complete visual environment for structuring, compiling, viewing and debugging sophisticated reports. Our component-based architecture enables developers to build e.Reports by dragging and dropping standard components that can be customized and stored in libraries for reuse.

  . Integrate with any Web site. Architected specifically to leverage the functionality of the Internet, our Information Delivery solution is designed to be seamlessly integrated into an organization's Web site. Critical business information becomes accessible to a company's customers, suppliers and employees without any need for training.

  . Scale to hundreds of thousands of users. Our e.Reporting and e.Spreadsheet servers are highly scalable and can deliver content to hundreds of thousands of users. Our solution is designed to meet the Information Delivery needs of an organization as the amount of content published on its Web site and the populations of users accessing that information grows rapidly.

  . Snap into Web/IT infrastructure. Our products support widely used operating systems, Web servers, databases and Internet standards. Our Open Server permits the management of content developed with our e.Spreadsheet and Java development products and many types of existing non-Actuate reports. Our products also incorporate advanced technologies, critical for Internet applications, such as page level security, LDAP integration and XML.

Strategy

   Our strategy is to be the leading provider of Information Delivery solutions. Key elements of our strategy include:

   Expand Market Leadership Position through Strategic Relationships. We believe that we have established a leading position in the emerging market for Information Delivery. To accelerate the adoption of Actuate 5 as the standard Information Delivery platform for Web sites, we have established strategic relationships with leading software application vendors, systems integrators, consulting firms and development partners. We intend to further develop our existing strategic relationships and enter into new partnerships to expand our market presence and leadership.

   Extend Technology Leadership. Since inception, we have focused our research and development efforts on developing core technologies that address the requirements of Information Delivery. Through business combinations we have also acquired complementary technologies to expand our Information Delivery offerings. Our products integrate a number of advanced technologies, including a patent pending method of providing page level security in a report, LDAP integration, advanced viewing technology incorporating Java, PDF, DHTML and XML, a patented method of storing report objects, a multi-tier architecture, Web access and delivery technology and spreadsheet technology. In addition, we have in the past rapidly incorporated new technology into our product offerings. We believe that we are a leader in Information Delivery technology and we intend to extend this leadership position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies.

   Broaden Distribution Channels. To date, our products have been sold worldwide by our direct sales force and through our e.Business Application Partners, distributors and systems integrators. In the future, we intend to expand our direct sales forces and telesales capability. In addition, we intend to continue to leverage and grow our existing network of e.Business Application Partners, systems integrators and distributors and expand our indirect distribution channel worldwide.

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

   Increase International Presence. We plan to increase our international operations. Outside North America, we have established subsidiaries in a number of countries and have distributor relationships throughout Europe, Asia/Pacific, South America and Africa. We have localized versions of our products in French, German, Spanish and Japanese and support Chinese, Korean, and right-to-left reporting. We intend to expand our international operations by increasing our international sales force, expanding our distribution channels worldwide and by continuing the localization of our products in selected markets and increasing our internationalization capabilities by providing support for Unicode data.

Products and Technology

   Actuate e.Reporting Suite 5 is a fully integrated, Web-based Information Delivery suite of software products that provide the most effective platform for retrieving business information from corporate databases and delivering it as interactive Web pages and spreadsheets in the form of reports to customers, partners and employees. In the case of direct sales to end-user customers, our server products are typically priced on a per CPU basis and our development products are typically priced on a per user basis. Indirect sales are usually either fixed price, unlimited usage arrangements or arrangements where royalties are paid to us based on sell through to end-users.

   The following table sets forth the primary products that comprise Actuate 5:

Actuate Products                                            Product Description
----------------                                            -------------------

Actuate e.Reporting Server     Server that provides sophisticated distribution and management
(standard, advanced,           infrastructure, scalability, security, and snap-in integration. Also provides
e.Spreadsheet and Java         the foundation for users to efficiently deploy personalized, structured
versions)                      content to a Web site.

Actuate e.Spreadsheet Engine   Server factory that allows the generation and management of content developed with our e.Spreadsheet Designer development product.

Actuate e.Analysis Option      Server option that delivers to users, browser-based, interactive analysis of report data without requiring any configuration or warehousing of application data.

Actuate Java Engine            Server factory that allows the generation and management of content developed with our e.Report Designer--Java Edition development product.

Actuate e.Report Designer      Provides a comprehensive, object-oriented environment for developers to
Professional                   create content rapidly and maintain that content easily using fewer resources. Allows for streamlined e.Report development and maintenance and provides smooth integration into Web sites.

Actuate e.Report Designer      Wizard driven development tool utilized by power users to rapidly design
                               e.Reports.

Actuate e.Spreadsheet Designer Java based development tool utilized to construct of Excel-compatible spreadsheet reports by supplying a visual development environment that resembles most commercial desktop spreadsheet applications.

Actuate e.Report Designer--    100% pure Java content creation tool utilized by Java developers to
Java Edition                   rapidly design content.

Sales

   We sell our software products through two primary means: (i) directly to end-user customers through our direct sales force and (ii) through indirect channel partners such as e.Business Application Partners, distributors and systems integrators. Our products are used by customers in a wide variety of industries, including financial services, manufacturing, utilities, pharmaceuticals, telecommunications, high technology, retail, and health care and by a wide variety of organizations including Global 2000 companies.

   The direct sales process to end-user customers involves the generation of sales leads through Web-based marketing, direct mail, seminars and telemarketing. Our field sales force typically conducts demonstrations and presentations of our products to developers and management at customer sites as part of the direct sales effort. Our telesales force conducts demonstrations via the Web and sells our products over the phone. We also have a business development group that focuses on establishing and maintaining relationships with systems integrators. Systems integrators typically re-market our products to their customer base as part of an application being built for a customer. They are offered discounts on our products and sell a full use license of the product. Our systems integrators do not provide post-sales support. We also have a separate sales force that addresses the software application vendor market. These vendors integrate our products with their applications and either resell or provide them in hosted environment to their customers. The e.Business Application Partner's end-user customer is licensed to use our products solely in conjunction with the vendor's application with which the Actuate Information Delivery solution is integrated. We offer an upgrade license to such end-user customers, which permits them to create content or reports outside the scope of the particular vendor application. e.Business Application Partners provide the first level of post-sales support to their customers. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and maintaining relationships with e.Business Application Partners and systems integrators.

International Operations

   We also sell our products outside North America directly through subsidiaries located worldwide and through distributors located in Europe, Asia/Pacific, South America and Africa. International sales accounted for 23%, 15% and 14% of our revenues in fiscal years 2001, 2000 and 1999, respectively. Our international subsidiaries and distributors perform some or all of the following functions: sales and marketing, systems integration, software development, and ongoing consulting, training and customer support. In exchange for providing such services, we offer our distributors discounts on products and services. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors.

e.Services

   Our e.Services organization provides high value "implementation solutions" consulting services to customers developing and deploying Information Delivery solutions with our products. These services include methodology, security integration, limited application integration and performance evaluation. We also actively recruit and train third party consulting firms to provide implementation services for our products. Due to the critical nature of Information Delivery, we believe that our e.Services group and relationships with our consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy Actuate-based solutions. In addition, we offer, directly and through our network of certified training partners, classes and training programs for our products.

Marketing

   Our marketing organization is focused on generating leads, building market awareness and acceptance of our company and our products as well as on developing strategic marketing, technology and other relationships. We have a comprehensive marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, as well as broad-scale marketing programs in conjunction with key partners. Our corporate marketing strategy includes print advertising, public relations activities, trade shows and user group meetings, as well as programs to work closely with industry analysts and other influential third parties. Our direct marketing activities include extensive Web-based marketing campaigns, participation in selected trade shows and conferences and targeted ongoing direct mail and email efforts to existing and prospective customers. We also offer seminars, both in-person and over the Web, to educate prospective customers about our Information Delivery solution. Finally, we have invested in building a partner and channel marketing function to conduct cooperative marketing programs with our technology partners.

Customer Service

   We believe that providing superior customer service is critical to the successful sale and marketing of our products. Maintenance and support contracts, which are typically for 12 months, are offered with the initial license of software and may be renewed annually. Maintenance fees are typically set at a percentage of the total license fees paid by a customer. Substantially all of our direct sales to customers have maintenance and support contracts that entitle the customer to software patches, updates and enhancements at no additional cost and technical support during normal business hours. Customers purchasing maintenance are able to access Actuate's support centers located in the United States, Australia, France, Germany, Japan and the United Kingdom via email and telephone during normal business hours. We supplement our telephone support with Web-based support services, including access to cases, resolutions, online Web forums and a software patch download area. We also offer extended and enterprise maintenance plans that give our customers access to 24x7 support and additional support services. To improve access to our explanatory materials, we provide online documentation with all of our products.

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

   Research and development expenses were $19.0 million, $14.9 million and $9.3 million in fiscal years 2001, 2000 and 1999, respectively. We intend to continue to make substantial investments in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend on our ability to create products that directly address our customers' needs, leverage the latest technology innovations, are of high quality, and support current and future releases of popular operating systems platforms, development languages, databases, Internet standards, and e.Business software applications. We intend to maintain and improve our current product line and to timely develop or acquire new products that achieve market acceptance. Any failure by us to do so would have a material adverse effect on our business, operating results and financial condition.

Competition

   Our market is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in five principal forms:

  . direct competition from current or future software vendors such as Business Objects S.A., Crystal Decisions and Brio Technology, Inc.;

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

   Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to a leverage significant installed customer base. These companies could integrate competing Information Delivery software with their products, resulting in a loss of market share for us. We expect additional competition as other established and emerging companies enter the Information Delivery software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

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

Employees

   As of December 31, 2001, we had 579 full-time employees, including 256 in sales and marketing, 126 in research and development, 133 in services and support, and 64 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage. We believe our employee relations are good. We also believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel and, in particular, executive officers.

Actuate Executive Officers

   Actuate's executive officers as of February 28, 2002 are as follows:

              Name                               Offices
              ----                               -------
              Nicolas C. Nierenberg.... Chairman of the Board and
                                        Chief Architect
              Peter I. Cittadini....... Director, President and
                                        Chief Executive Officer
              Daniel A. Gaudreau....... Senior Vice President,
                                        Finance and
                                          Administration and
                                        Chief Financial Officer
              Hamid R. Bahadori........ Senior Vice President,
                                        Engineering
              Olivier J. Gachot........ Senior Vice President,
                                        International Operations
              Thomas P. Ryan........... Senior Vice President,
                                        Worldwide Customer
                                          Service and Chief
                                        Information Officer
              Ilene M. Vogt............ Senior Vice President,
                                        North American
                                          Operations
              N. Nobby Akiha........... Vice President, Marketing
              John Bow................. Vice President,
                                        e.Business Application
                                        Partners

   Nicolas C. Nierenberg, 45, has been Chairman of the Board of Directors since he co-founded Actuate in November 1993 and became our Chief Architect in August 2000. Mr. Nierenberg was also Chief Executive Officer of Actuate from November 1993 until August 2000 and President from November 1993 until October 1998. Prior to founding Actuate, from April 1993 to November 1993, Mr. Nierenberg worked as a consultant for Accel Partners, a venture capital firm, evaluating investment opportunities in the enterprise software market. Mr. Nierenberg co-founded Unify Corporation, which develops and markets relational database development tools. Mr. Nierenberg held a number of positions at Unify including, Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Engineering and Chief Technical Officer. Mr. Nierenberg is currently a director for Vastera Inc., a publicly held e.Business solutions company, and privately held software companies Internetivity Inc. and Rapt Inc.

   Peter I. Cittadini, 46, has been Chief Executive Officer of Actuate since August 2000 and has been the President of Actuate since October 1998. Mr. Cittadini was also Actuate's Chief Operating Officer from October 1998 until August 2000 and served as Actuate's Executive Vice President from January 1995 to October 1998. From 1992 to January 1995, Mr. Cittadini held a number of positions at Interleaf, Inc., an enterprise software publishing company, including Senior Vice President of Worldwide Operations responsible for worldwide sales, marketing, customer support and services. From 1985 to 1991, Mr. Cittadini held a number of positions at Oracle Corporation, including Vice President, Northeast Division. Mr. Cittadini currently serves as a director of Syncata, a privately held software consulting firm.

   Daniel A. Gaudreau, 54, has been Senior Vice President, Finance and Administration and Chief Financial Officer since January 1999 and served as Vice President, Finance and Administration and Chief Financial Officer from February 1997 to January 1999. From January 1994 to February 1997, Mr. Gaudreau served as Vice President, Finance and Chief Financial Officer of Plantronics, Inc., a publicly traded telephone headset manufacturing company, where he was responsible for all financial and administrative operations. From January 1990 to January 1994, Mr. Gaudreau was Vice President, Finance and Chief Financial Officer at Ready Systems, an operating systems software company. Prior to that, Mr. Gaudreau spent two years at Apple Computer as the Controller of Fremont Manufacturing Operations, prior to which he spent 18 years at General Electric where he held various financial management positions. Mr. Gaudreau currently serves as director for privately held companies e.Remedy, Axis Systems, and Bit Micro.

   Hamid R. Bahadori, 48, has been Senior Vice President, Engineering since January 1999 and served as Vice President, Engineering from May 1998 to January 1999. From June 1996 to March 1998, Mr. Bahadori served as Vice President, Engineering for Envive Corp., a privately held applications software company. Prior to that, Mr. Bahadori was a Senior Director of Software Products Development for Oracle from 1989 to 1996.

   Olivier J. Gachot, 37, has been Senior Vice President of International Operations since January 2002 and served as Vice President of International Operations from June 1998 to December 2001. From January 1997 to May 1998, Mr. Gachot was Chief Executive Officer of CosmosBay Corporation, a privately held software company specializing in online financial solutions. From January 1994 to December 1996, Mr. Gachot was President and Chief Operating Officer at Decalog Incorporated, a privately held financial processing company. Prior to that, Mr. Gachot held various management and sales positions with Interleaf and Sybase.

   Thomas P. Ryan, 41, has been Senior Vice President, Worldwide Customer Service and Chief Information Officer since January 2002 and served as Vice President and Director, Customer Service from August 1997 to December 2001. From June 1996 to July 1997, Mr. Ryan was a senior manager in the advanced support group at Informix. Prior to that, Mr. Ryan held various management positions at Illustra, Oracle Corporation and Amdahl.

   Ilene M. Vogt, 43, has been Senior Vice President, North American Operations since January 2001 and served as Vice President, North American Operations and Director, Western Region Sales from March 1995 to December 2000. From July 1991 to February 1995, Ms. Vogt was a Sales Manager for Interleaf, Inc.

   N. Nobby Akiha, 44, has been Vice President, Marketing since August 2000. From August 1994 to July 2000, Mr. Akiha was Vice President, Marketing and Business Development at Inference Corporation. From October 1993 to July 1994, Mr. Akiha was a Senior Consultant at Regis McKenna, Inc. Prior to that, Mr. Akiha was Director of Marketing Communications at Interactive Development Environments and a Group Product Manager at Oracle Corporation.

   John Bow, 45, has been Vice President, e.Business Application Partners since October 2001. From February 1998 to September 2001, Mr. Bow was Group Director of Global Alliances at Informatica. From June 1992 to January 1998, Mr. Bow was a director in the Global Alliance group at Oracle Corporation. Prior to that, Mr. Bow held various sales and sales management roles at Tandem, Digital Equipment and Datapoint.

ITEM 2.  PROPERTIES

   Actuate's properties consist of leased facilities for sales and marketing, research and development, services and support and administrative personnel. Actuate's headquarters facilities consist of approximately 115,000 square feet in South San Francisco, California. Actuate also leases office facilities in various locations in the United States and abroad.

   We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms. As a result of our California facilities being located near major earthquake fault lines, in the event of an earthquake our business, financial condition and operating results could be seriously harmed. In addition, California has experienced energy power shortages. If such power shortages result in numerous or prolonged brownouts or blackouts, our business, financial condition and operating results could be seriously harmed.

ITEM 3.  LEGAL PROCEEDINGS

   In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Inc. The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to Microstrategy by, among other things, misappropriating trade secrets and confidential information and soliciting MicroStrategy employees. The complaint seeks injunctive relief and damages. Actuate believes the lawsuit is without merit and intends to defend this case vigorously.

   We are also engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

   We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "ACTU" and has been traded on Nasdaq since Actuate's initial public offering in 1998. The following table sets forth the high and low closing sales prices of our common stock during the last two years. All share prices have been adjusted to reflect Actuate's two stock splits, which occurred on December 3, 1999 and August 15, 2000.

                                                 High   Low
                                                ------ ------

                  First Quarter of Fiscal 2000. $35.47 $17.34
                  Second Quarter of Fiscal 2000 $26.69 $10.00
                  Third Quarter of Fiscal 2000. $34.55 $21.00
                  Fourth Quarter of Fiscal 2000 $36.00 $14.81
                  First Quarter of Fiscal 2001. $24.00 $ 8.19
                  Second Quarter of Fiscal 2001 $15.09 $ 5.25
                  Third Quarter of Fiscal 2001. $10.65 $ 3.56
                  Fourth Quarter of Fiscal 2001 $ 6.95 $ 3.75

   According to the records of Actuate's transfer agent, as of January 31, 2002, Actuate had 176 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder). We believe we had approximately 7,800 beneficial owners of our common stock. On February 28, 2002, the closing price of our common stock was $5.01 per share.

   We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheets data at December 31, 2001 and 2000 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the year ended December 31, 1998 and 1997 and the consolidated balance sheets data as of December 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

                                                            Year Ended December 31,
                                                  -------------------------------------------
                                                    2001      2000    1999    1998     1997
                                                  --------  -------- ------- -------  -------
                                                     (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
   License fees.................................. $ 79,106  $ 72,286 $35,014 $17,750  $ 7,542
   Services......................................   45,922    34,978  11,767   4,122    1,976
                                                  --------  -------- ------- -------  -------
       Total revenues............................  125,028   107,264  46,781  21,872    9,518
                                                  --------  -------- ------- -------  -------
Costs and expenses:
   License fees..................................    2,305     1,959     896   1,012      647
   Services......................................   27,524    20,975   6,021   3,171    1,263
   Sales and marketing...........................   58,859    48,133  22,384  11,658    7,366
   Research and development......................   19,011    14,938   9,289   7,373    6,213
   General and administrative....................   10,853     7,015   3,478   2,563    1,317
   Amortization of goodwill and other purchased
     intangibles.................................   10,704     7,147   1,590      --       --
   Restructuring.................................      859        --      --      --       --
                                                  --------  -------- ------- -------  -------
       Total costs and expenses..................  130,115   100,167  43,658  25,777   16,806
                                                  --------  -------- ------- -------  -------
Income (loss) from operations....................   (5,087)    7,097   3,123  (3,905)  (7,288)
Interest and other income, net...................    1,148       891   1,313     739       46
                                                  --------  -------- ------- -------  -------
Income (loss) before income taxes................   (3,939)    7,988   4,436  (3,166)  (7,242)
Provision for income taxes.......................    2,478     2,589     550      --       --
                                                  --------  -------- ------- -------  -------
Net income (loss)................................ $ (6,417) $  5,399 $ 3,886 $(3,166) $(7,242)
                                                  ========  ======== ======= =======  =======
Basic net income (loss) per share (1)............ $  (0.11) $   0.10 $  0.07 $ (0.10) $ (0.62)
                                                  ========  ======== ======= =======  =======
Shares used in basic per share calculation (1)...   59,299    56,114  53,926  31,020   11,680
                                                  ========  ======== ======= =======  =======
Diluted net income (loss) per share (1).......... $  (0.11) $   0.08 $  0.06 $ (0.10) $ (0.62)
                                                  ========  ======== ======= =======  =======
Shares used in diluted per share calculation (1).   59,299    64,483  59,900  31,020   11,680
                                                  ========  ======== ======= =======  =======

                                                                  December 31,
                                                  -------------------------------------------
                                                    2001      2000    1999    1998     1997
                                                  --------  -------- ------- -------  -------
                                                                 (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments $ 39,807  $ 26,928 $24,153 $32,730  $ 3,191
Working capital (deficit)........................   28,143    23,237  20,744  24,416   (3,318)
Total assets.....................................  117,391    98,322  53,381  39,798    7,587
Long-term liabilities, less current portion......    1,529     2,033      --      --      124
Stockholders' equity (deficit)...................   71,077    56,977  31,636  26,034   (2,202)

--------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing net income (loss) per share.

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

Overview

   We are a provider of Information Delivery software products and services for e.Business. We began shipping our first product in January 1996. We sell software products through two primary means: (i) directly to end-user customers through our direct sales force and (ii) through indirect channel partners such as e.Business Application Partners, distributors and system integrators. e.Business Application Partners generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end-user customers. Our revenues are derived from license fees for software products and, to a lesser extent, fees for services relating to such products, including software maintenance and support, consulting and training.

   License fee revenues from sales of software products directly to end-user customers are recognized as revenues after execution of a non-cancelable signed license agreement or receipt of a definitive purchase order and shipment of the product, provided that fees are fixed or determinable, no vendor obligations remain and collection of the resulting receivables is deemed probable. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Our products do not require significant customization. The majority of license fee revenues from sales to end-user customers is from sales of specific individual products to such customers and is recognized upon shipment of the applicable product. Advance payments from end-user customers, in arrangements in which the end-user customer has the right to future unspecified products, are deferred and recognized as revenues ratably over the period, typically one year, during which the end-user is entitled to receive the products. Such arrangements were not a significant percentage of our revenues in fiscal 2001. License arrangements with end-user customers generally give the customer a perpetual license to use our software, are terminable by either party in the event of a material breach of the license agreement by the other party if such breach is not cured within a specified cure period, contain certain representations, warranties and indemnities and provisions designed to limit the parties' liability under the license agreement.

   License arrangements with e.Business Application Partners are for specified duration and require that such vendors only license our products to their customers for use with such vendor's application. Furthermore, license arrangements with distributors give such distributors the right to distribute our products to customers headquartered in specified territories. License arrangements with indirect channel partners such as e.Business Application Partners, system integrators and distributors generally take the form of arrangements pursuant to which a license fee is paid to us, which we recognize as revenues when no further obligations remain, provided that the fees are fixed or determinable and collection of the resulting receivables is deemed probable. We have also entered into certain fixed price arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and resale of the licensed software for a specified term and pursuant to which license fee revenues are deferred and recognized on a straight-line basis over the term of the license agreement.

   In certain situations where customers have received payment terms outside of our customary standard terms but within one year, we have recognized revenues upon delivery, provided that we have collected all payments as due under comparable arrangements, without providing concession, in the past.

   We have not established vendor specific objective evidence of fair value ("VSOE") for license sales and therefore we recognize revenues from arrangements with multiple elements involving software licenses under the residual method as outlined in Statement of Position No. 97.2 "Software Revenue Recognition." To the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements.

   Service revenues are primarily comprised of revenues from maintenance agreements, consulting and training fees. Revenues from maintenance agreements are deferred and recognized on a straight-line basis as service revenues over the term of the related agreement, which is typically one year. Service revenues from consulting and training services are recognized when performed.

   To date, we have sold our products internationally primarily through our subsidiaries in Europe and Asia/Pacific. During fiscal years 2001, 2000 and 1999, we derived 23%, 15% and 14% of our total revenues, respectively, from sales outside North America. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. Although we intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets, we cannot assure you that such efforts will be successful. In order to successfully expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be materially adversely affected.

   We have a limited ability to forecast future revenues and expenses, thus the prediction of future operating results is difficult and unreliable. In addition, historical growth rates in our revenues and earnings should not be considered indicative of future revenue or earnings growth rates or operating results. There can be no assurance that any of our business strategies will be successful or that we will be able to achieve and maintain profitability on a quarterly or annual basis. It is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors, and in such event the price of our common stock could decline.

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

   In April 2000, we purchased additional shares of our distributor in Japan ("Actuate Japan") from existing shareholders and became the majority shareholder. We currently own 66.7% of Actuate Japan. In connection with this purchase, we recorded $1.5 million in goodwill, which is being amortized over four years on a straight-line basis. The results of operations of Actuate Japan and the estimated fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date we became the majority shareholder. The excess loss applicable to the minority shareholders has been charged to us, as the minority shareholders are not obligated to contribute their share of losses exceeding their equity capital.

   In May 2001, we acquired all of the outstanding stock of Tidestone Technologies, Inc. ("Tidestone"), a software technology company. In connection with this purchase, we recorded $16.7 million in goodwill and identified intangible assets, which are being amortized over periods not exceeding four years on a straight-line basis. The results of operations of Tidestone and the estimated fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition.

Critical Accounting Policies and Estimates

   General.   Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On a regular basis, we evaluate estimates, including those related to bad debts, intangible assets, income taxes, restructuring, and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

   Revenue Recognition.   Our revenue recognition policy is significant because
our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed above, in measuring revenues; however, certain judgments affect the application of our revenue policy. For example, we are required to exercise judgment in evaluating risk of concession when payments terms are beyond normal credit period of net 60 days. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We also record a small provision for estimated sales returns on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenues could be overstated.

   Goodwill and Intangible Assets. We have significant intangible assets, including goodwill. The determination of estimated useful lives and whether or not these assets are impaired involves significant judgments. We periodically evaluate acquired goodwill and intangible assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performances of the acquired assets. In assessing the recoverability of these assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates and related assumptions change in the future, significant impairment charges may be recorded in future periods.

   Allowance for Doubtful Accounts. The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

   Allowance for Deferred Tax Assets. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income or reduce loss and increase shareholder's equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

   Contingencies. We are engaged in legal actions arising in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual matter. The required reserves, if any, may change in future due to new developments in each matter or changes in approach, such as a change in settlement strategy for a particular matter.

Results of Operations

   The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                             Year Ended December 31,
                                                             ----------------------
                                                              2001       2000  1999
                                                             ----       ----   ----
Revenues:
   License fees.............................................  63%        67%    75%
   Services.................................................  37         33     25
                                                             ---        ---    ---
       Total revenues....................................... 100        100    100
                                                             ---        ---    ---
Costs and expenses:
   License fees.............................................   2          2      2
   Services.................................................  22         19     13
   Sales and marketing......................................  47         45     48
   Research and development.................................  15         14     20
   General and administrative...............................   9          7      7
   Amortization of goodwill and other purchased intangibles.   9          6      4
   Restructuring............................................   1         --     --
                                                             ---        ---    ---
       Total costs and expenses............................. 105         93     94
                                                             ---        ---    ---
Income (loss) from operations...............................  (5)         7      6
Interest and other income, net..............................   1          1      3
                                                             ---        ---    ---
Income (loss) before income taxes...........................  (4)         8      9
Provision for income taxes..................................   2          3      1
                                                             ---        ---    ---
Net income (loss)...........................................  (6)%        5%     8%
                                                             ===        ===    ===

  Revenues

   Our revenues are derived from license fees and services, which include software maintenance and support, consulting and training. Total revenues increased by 129% from $46.8 million in fiscal 1999 to $107.3 million in fiscal 2000 and by 17% to $125.0 million in fiscal 2001. No single customer accounted for more than 10% of our revenues for any of the periods presented.

   License Fees. Revenues from license fees increased by 106% from $35.0 million in fiscal 1999 to $72.3 million in fiscal 2000 and by 9% to $79.1 million in fiscal 2001. The increase in fiscal 2000 was due primarily to increased sales to new customers and increased follow-on sales to existing customers and, to a lesser extent, increase in average selling prices for our products. The increase in fiscal 2001 was due primarily to increased sales to new customers and increased follow-on sales to existing customers. Revenues from license fees from our indirect channel partners, including e.Business Application Partners, system integrators and distributors, accounted for 50%, 45% and 39% of total revenues from license fees for fiscal years 2001, 2000 and 1999, respectively.

   Services. Revenues from services increased by 197% from $11.8 million in fiscal 1999 to $35.0 million in fiscal 2000 and by 31% to $45.9 million in fiscal 2001. The increase in fiscal 2000 was primarily due to increase in demand for our professional services and an increase in the installed base of customers receiving ongoing maintenance and support. The increase in fiscal 2001 was due primarily to an increase in the installed base of customers receiving ongoing maintenance and support.

  Costs and Expenses

   Cost of License Fees. Cost of license fees consists primarily of product packaging, documentation and production costs, and localization of our software for international distribution. Cost of license fees increased from $896,000, or 3% of revenues from license fees, in fiscal 1999 to $2.0 million, or 3% of revenues from license fees, in fiscal 2000 and increased to $2.3 million, or 3% of revenues from license fees, in fiscal 2001. The increases in absolute dollars were primarily due to packaging and production costs to support increased sales.

   Cost of Services. Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services increased from $6.0 million, or 51% of services revenues, in fiscal 1999 to $21.0 million, or 60% of services revenues, in fiscal 2000 and to $27.5 million, or 60% of services revenues, in fiscal 2001. The increase in both absolute dollars and as a percentage of services revenues in fiscal 2000 was primarily due to increases in consulting personnel obtained in the OST acquisition and increased third-party costs to support the growing needs of our customers. The increase in cost of services in absolute dollars in fiscal 2001 was primarily due to the expansion of our customer service organization to support our increasing installed customer base. We expect that cost of services will continue to grow in absolute dollars in the future as we continue to hire additional customer service personnel and consultants to support our customers' demand for our services.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses increased by 115% from $22.4 million, or 48% of total revenues, in fiscal 1999 to $48.1 million, or 45% of total revenues, in fiscal 2000 and by 22% to $58.9 million, or 47% of total revenues, in fiscal 2001. The increases in both absolute dollars and as a percentage of total revenues were primarily due to the hiring of additional sales and marketing personnel, higher sales commissions associated with increased revenues and increased marketing program activities. We expect that sales and marketing expense will continue to increase in absolute dollars in future periods as we continue to hire additional sales and marketing personnel, establish additional sales offices, expand international distribution channels and increase promotional activities.

   Research and Development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased by 61% from $9.3 million, or 20% of total revenues, in fiscal 1999 to $14.9 million, or 14% of total revenues, in fiscal 2000 and by 27% to $19.0 million, or 15% of total revenues, in fiscal 2001. The increases in absolute dollars were primarily due to increased personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing, depreciation of capital expenditures and facilities costs. We believe that a significant level of investment in product development is essential to maintain product leadership and anticipate research and development expenses to increase in absolute dollars in future periods for developing new products and providing enhancements to current products.

   General and Administrative. General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal and accounting expenses. General and administrative expenses increased by 102% from $3.5 million, or 7% of total revenues, in fiscal 1999 to $7.0 million, or 7% of total revenues, in fiscal 2000 and by 55% to $10.9 million, or 9% of total revenues, in fiscal 2001. The increases in general and administrative expenses in both absolute dollars and as a percentage of total revenues were primarily due to increased personnel and related costs. Our expenses for fiscal 2001 included approximately $2.3 million in facility expenses for a building that is currently unoccupied. We will continue to evaluate our future plans for this building and other facilities. If we reach a decision to abandon any of these facilities, we may have to accrue significant charges for the payments due under the remaining non cancelable lease terms, net of anticipated sub-lease income, and for the write-down in leasehold improvements and construction in progress. Such charges may be material and may involve significant use of cash if we choose to pay a settlement fee to exit any abandoned facility. We believe that general and administrative expenses will continue to increase in absolute dollars in future periods as we hire additional personnel to support expanded operations.

   Amortization of Goodwill and Other Purchased Intangibles. In connection with the acquisition of BV in June 1999, we recognized $9.6 million in goodwill and identified intangible assets. In addition, we recognized $13.1 million in goodwill and identified intangible assets in our acquisition of OST in February 2000 and $8.7 million in goodwill and identified intangible assets in our acquisition of EnterpriseSoft in March 2000. In April 2000, we purchased additional shares of Actuate Japan and became the majority shareholder. We recognized $1.5 million in goodwill as a result of consolidating Actuate Japan's financial statements. In May 2001, we acquired all of the outstanding stock of Tidestone and recognized $16.7 million of goodwill and other intangible assets. All of these acquisitions were accounted for by the purchase method of accounting. Goodwill and identified intangibles are being amortized on a straight-line basis over periods not exceeding four years. In fiscal years 2001, 2000 and 1999, we recorded amortization expenses of $10.7 million, $7.1 million and $1.6 million, respectively. Approximately $30.5 million remains to be amortized.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest is prohibited. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives.

   We will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. However, we are still assessing the financial impact of the new standard. During the first six months of 2002, we will perform the required transitional impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

   Restructuring Costs. During the second and third quarter of fiscal 2001, we implemented restructuring actions that resulted in aggregate charges of $859,000. The restructuring costs consisted entirely of severance payments, payroll taxes and extended medical benefits. The restructuring plan resulted in the elimination of approximately 15% of our worldwide workforce. As of December 31, 2001, we had eliminated 114 positions across all levels and functions. During the year, we paid $782,000 in cash and we expect that our remaining accrual of $77,000 will be paid in the first calendar quarter of fiscal 2002.

   Deferred Compensation. Deferred compensation represents the difference between the exercise price of certain stock option grants and the fair value of our Common Stock at the time of such grants and also includes the unvested intrinsic value of options assumed in business combinations. In fiscal years 2001, 2000 and 1999, we recorded amortization expense of approximately $56,000, $61,000, and $91,000, respectively. All deferred compensation expense has been included in general and administrative expenses. At December 31, 2001, we had approximately $199,000 in deferred compensation remaining to be amortized. Upon cancellation of the underlying stock options, the unamortized portion has been offset against additional paid-in capital.

Interest and Other Income, Net

   Interest and other income, net, are comprised primarily of interest income earned by us on our cash and short-term investments. Interest and other income, net, decreased from $1.3 million in fiscal 1999 to $891,000 in fiscal 2000, and increased to $1.1 million in fiscal 2001. The decrease in fiscal 2000 was due to lower interest income on a lower average annual investment base as we used cash to purchase OST, EnterpriseSoft and shares of Actuate Japan. The increase in fiscal 2001 was due primarily to higher cash and investment balances from which interest was earned.

Provision for Income Taxes

   The provision for income taxes of $2.5 million was based on pretax losses of $3.9 million in fiscal 2001. The provision for income taxes of $2.6 million and $550,000 was based on the pretax income of $8.0 million and $4.4 million in fiscal years 2000 and 1999, respectively. The income tax expense in fiscal 2001 represents primarily federal and state alternative minimum taxes on pretax loss as adjusted for the impact of non-deductible goodwill amortization and temporary differences for which deferred tax assets cannot be recognized. The tax expense in fiscal years 2000 and 1999 represented primarily federal and state alternative minimum taxes on pretax income before non-deductible goodwill amortization, offset by the utilization of net operating losses and tax credits. The tax expense in fiscal 2001 decreased only slightly as compared to that in fiscal 2000 even though we incurred a pretax loss in fiscal 2001 as compared to pretax income in fiscal 2000. This is primarily due to the impact of higher non-deductible goodwill amortization expenses related to the acquisition of Tidestone, which occurred in fiscal 2001, and our inability to recognize a deferred tax asset for the temporary differences. The tax expense in fiscal 2000 as compared to fiscal 1999 increased primarily due to higher income and non-deductible goodwill amortization.

   We believe that, based on a number of factors, there is sufficient uncertainty regarding our ability to realize deferred tax assets and we have, therefore, not recognized any net deferred tax assets at December 31, 2001. These factors include consideration of past operating results, the competitive nature of our market and predictability of future operating results. We will continue to assess our ability to realize the tax benefits available to us based on actual and forecasted operating results.

Liquidity and Capital Resources

   Since inception, we have funded our operations primarily through approximately $14.3 million in net proceeds from the private sales of preferred stock, $30.9 million in net proceeds from our initial public offering in July 1998, and cash from operations. At December 31, 2001, we had $39.8 million in cash, cash equivalents and short-term investments, an increase of $12.9 million from $26.9 million at December 31, 2000; and $28.1 million in net working capital, an increase $4.9 million from $23.2 million at December 31, 2000. In fiscal 1999, we had $24.2 million in cash, cash equivalents and short-term investments and $20.7 million in net working capital.

   Net Cash from Operating Activities. During fiscal 2001, our operations provided net cash of $12.9 million. Cash provided by operating activities was primarily due to increases in amortization, depreciation, tax benefits from exercise of stock options, deferred revenues and decrease in accounts receivable, which were offset by net loss, and decreases in other current assets and accounts payable. During fiscal 2000, net cash provided by operating activities was $19.3 million, which was primarily due to increases in deferred revenue, net income as adjusted for amortization and depreciation, tax benefits from exercise of stock options, accrued compensation and other accrued liabilities that were offset by increases in accounts receivable and other current assets. During fiscal 1999, net cash provided by operating activities was $1.8 million, which was primarily due to increases in deferred revenue, net income as adjusted for amortization and depreciation and accrued compensation that were offset by increases in accounts receivable and other current assets.

   Cash Used in Investing Activities. Actuate's investing activities used net cash of $11.8 million dollars in fiscal 2001, compared to $5.3 million in fiscal 2000, an increase of $6.5 million. Approximately half of the cash used in investing activities during fiscal 2001 was for the purchase of property and equipment, including the furnishing of the additional office facility located adjacent to our South San Francisco headquarters. The remainder of the cash used in investing activities, net of proceeds from maturity of short-term investments, was primarily for the purchase of short-term investments. By comparison, in fiscal 2000, cash was used primarily to purchase property and equipment for our newly relocated and expanded facilities in South San Francisco, and for our acquisition of OST and EnterpriseSoft, which was offset by proceeds from the maturity of short-term investments. In fiscal 1999, net cash used in investing activities was $18.5 million. The cash was used primarily in the acquisition of BV and purchase of short-term investments. In connection with our acquisition of OST, we are obligated to pay $2.0 million in March 2002.

   Cash from Financing Activities. Cash flow from financing activities was $7.1 million in fiscal 2001, compared to cash flow from financing activities of $6.3 million in fiscal 2000, an increase of approximately $900,000. Net cash provided from financing activities was $1.4 million in fiscal 1999. The increase in fiscal 2001 was primarily attributable to the net proceeds from exercise of options under our stock option plan and from employee purchases of common stock under our stock purchase plan, offset by the open market repurchases of our stock and by the repayment of bank loan assumed in connection with the Tidestone acquisition. In fiscal 2000 and fiscal 1999, the cash from financing activities primarily reflected the net proceeds from exercise of options under our stock option plan and from employee purchases of common stock under our stock purchase plan.

   We believe that our current cash balances and cash generated from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may find it necessary to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to our current stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the acquisition of the minority interest in our Japanese distributor, or complementary products or to obtain the right to use complementary technologies.

   On September 19, 2001, our board of directors authorized a stock repurchase program of up to $6.0 million of our common stock. As of December 31, 2001, we have repurchased 430,000 shares or $1.8 million worth of common stock under this program.

   Contractual Obligations and Commercial Commitments. Our future contractual obligations include minimum lease payments under operating leases at December 31, 2001, and are as follows (in thousands):

                                          Payments
                                           Due by
                              Fiscal Year  Period
                              ----------- --------
                              2002....... $ 5,773
                              2003.......   5,552
                              2004.......   5,538
                              2005.......   5,663
                              2006.......   5,813
                              Thereafter.  18,336
                                          -------
                                          $46,675
                                          =======

   In addition, our future contractual obligations also include a $2.0 million payment to be made in fiscal 2002 in connection with our acquisition of OST. Further, in conjunction with the signing of our office building leases, we have provided the landlord with a letter of credit in the amount of $1.6 million as security deposit.

Recently Issued Accounting Pronouncement

   In July 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest will be prohibited. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. However, we are still assessing the financial impact of the new standard. During the first six months of 2002, we will perform the required transitional impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

   In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We are in the process of assessing the effect of adopting SFAS 143, which will be effective for our fiscal year ending December 31, 2002.

   In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 144 to have a material effect on our financial condition or results of operations.

   In November 2001, the staff of the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred." This announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the income statement. This announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. We will adopt the policies outlined in the announcement beginning in 2002. We are in the process of assessing the effect of adopting this statement, which will be effective for our fiscal year ending December 31, 2002.

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

  .   general domestic and international economic and political conditions;

  .   sales cycles and sales performance of our indirect channel partners;

  . continued successful relationships and the establishment of new relationships with e.Business application vendors;

  .   the management and expansion of our international operations;

  . changes in our level of operating expenses and our ability to control costs;

  .   ability to make new products commercially available in a timely manner;

  .   budgeting cycles of our customers;

  .   changes in pricing policies by us or our competitors;

  .   failure to successfully manage acquisitions made by us;

  .   defects in our products and other product quality problems; and

  .   failure to meet hiring needs and unexpected personnel changes.

   Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Booking of orders in the third quarter of 2001 was negatively impacted by the September 11/th terrorist attacks and future terrorists acts or war-time conditions are likely to impact the booking of orders in future periods. Furthermore, several factors may require us, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including: /

  . whether the license agreement includes both software products that are then currently available and software products or other enhancements that are still under development;

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

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH SOFTWARE APPLICATION VENDORS, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

   To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as our e.Business Application Partners, distributors and systems integrators. Our revenues from license fees resulting from sales through indirect channel partners were approximately 50%, 45% and 39% in fiscal years 2001, 2000 and 1999, respectively. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force and in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of our strategy is to embed our technology in products offered by software application vendors for resale or as a hosted application to such vendors' customers and end-users. We intend to seek additional distribution arrangements with other software application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our e.Business Application Partners experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

   Although we are currently investing, and plan to continue to invest, significant resources to expand and develop relationships with e.Business Application Partners, we have at times experienced and continue to experience difficulty in establishing and maintaining these relationships. If we are unable to successfully expand these distribution channels and secure license agreements with additional e.Business Application Partners on commercially reasonable terms, including significant up front payments of minimum license fees, and extend existing license agreements with existing e.Business Application Partners on commercially reasonable terms, our operating results would be harmed. Any inability by us to maintain existing or establish new relationships with indirect channel partners, including systems integrators, or, if such efforts are successful, a failure of our revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm our business, operating results and financial condition.

IF THE MARKET FOR INFORMATION DELIVERY SOFTWARE DOES NOT GROW AS WE EXPECT, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

   The market for Information Delivery software products is still emerging and we cannot be certain that it will continue to grow or that, even if the market does grow, businesses will purchase our products. If the market for Information Delivery software products fails to grow or grows more slowly than we expect, our business, operating results and financial condition would be harmed. To date, all of our revenues have been derived from licenses for our e.Reporting software and related products and services, and we expect this to continue for the foreseeable future. We have spent, and intend to continue to spend, considerable resources educating potential customers and indirect channel partners about Information Delivery and our products. However, if such expenditures do not enable our products to achieve any significant degree of market acceptance, our business, operating results and financial condition would be harmed.

BECAUSE THE SALES CYCLES OF OUR PRODUCTS ARE LENGTHY AND VARIABLE, OUR QUARTERLY RESULTS MAY FLUCTUATE.

   The purchase of our products by our end-user customers for deployment within the customer's organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer's internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations as well as general economic and political events. The sales cycle for an initial order of our products is typically 3 to 6 months and the sales cycle associated with a follow-on large scale deployment of our products typically extends for another 6 to 9 months or longer. We may experience longer sales cycles in the future. Additionally, sales cycles for sales of our products to e.Business Application Partners tend to be longer, ranging from 6 to 24 months or more and may involve convincing the vendor's entire organization that our products are the appropriate Information Delivery software for the vendor's application. This time period does not include the sales and implementation cycles of such vendor's own products, which are typically significantly longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end-user customers or our indirect channel partners could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

IF WE FAIL TO EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

   During fiscal years 2001, 2000 and 1999, we derived 23%, 15% and 14% of our total revenues, respectively, from sales outside North America. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

WE MAY MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE NUMEROUS RISKS

   Our business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and expand our distribution channels and professional services organization. One of the ways we have addressed and will continue to address these issues is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

   Our market is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in five principal forms:

  . direct competition from current or future software vendors such as Business Objects S.A., Crystal Decisions (a subsidiary of Seagate Technology, LLC.), and Brio Technology, Inc.;

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

   Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to leverage a significant installed customer base. These companies could integrate competing Information Delivery software with their products, resulting in a loss of market share for us. We expect additional competition as other established and emerging companies enter the Information Delivery software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

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

OUR LITIGATION WITH MICROSTRATEGY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

   In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Inc. The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information and soliciting MicroStrategy employees. The complaint seeks injunctive relief and damages. Although Actuate believes the lawsuit is without merit and intends to defend this case vigorously the potential effects on our business, operating results and financial condition may include the following:

  .   we could be forced to stop selling our products;

  .   we will incur substantial litigation costs in defense of this lawsuit;

  .   we may be required to indemnify our customers;

  . we may have to use significant engineering resources to redesign our products as a result of this lawsuit;

  . we may be required to enter into a licensing agreement with MicroStrategy containing terms that are unfavorable to us;

  . we will be forced to commit significant engineering and management resources to resolve this lawsuit.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

   The market for our products is characterized by rapid technological changes, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. Any of these factors can render existing products obsolete and unmarketable. We believe that our future success will depend in large part on our ability to support current and future releases of popular operating systems and computer programming languages, databases and e.Business software applications, to timely develop new products that achieve market acceptance, and to meet an expanding range of customer requirements. If the announcement or introduction of new products by us or our competitors or any change in industry standards causes customers to defer or cancel purchases of existing products, our business, operating results and financial condition would be harmed. As a result of the complexities inherent in Information Delivery, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of our products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. If we fail to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, our business, operating results and financial condition may be harmed.

IF WE DO NOT RELEASE NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS IN A TIMELY MANNER OR IF SUCH NEW PRODUCTS AND ENHANCEMENTS FAIL TO ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS COULD BE SERIOUSLY HARMED.

   We believe that our future success will depend in large part on the success of new products and enhancements to our products that we make generally available. Prior to the release of any new products or enhancements, the products must undergo a long development and testing period. To date, the development and testing of new products and enhancements have taken longer than expected. In the event the development and testing of new products and enhancements continue to take longer than expected, the release of new products and enhancements will be delayed. If we fail to release new products and enhancements in a timely manner, our business, operating results and financial condition may be harmed. In addition, if such new products and enhancements do not achieve market acceptance our business, operating results and financial condition may be harmed.

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

   A substantial portion of Actuate's revenue is derived from international sales. During fiscal years 2001, 2000 and 1999, sales outside North America accounted for 23%, 15% and 14% of our total revenues, respectively. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

  .   political and economic instability;

  .   difficulty in managing an organization spread across many countries;

  .   multiple and conflicting tax laws and regulations;

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

  .   greater difficulty or delay in accounts receivable collection; and

  .   foreign currency exchange rate fluctuations.

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

OUR INABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM OUR BUSINESS.

   Our success depends to a significant degree upon the efforts of certain key management, sales, marketing, customer support and research and development personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have experienced and will continue to experience difficulty in recruiting and retaining qualified personnel. This is particularly true in the San Francisco Bay Area, where the employment market for qualified sales, marketing, customer support and research and development personnel can be very competitive.

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

THERE ARE RISKS ASSOCIATED WITH THE SOFTWARE INDUSTRY

   The software industry is experiencing a significant downturn in connection with the decline in general economic conditions, which has resulted in a decrease of the budgets of our customers and potential customers for information technology. This change in economic conditions has resulted in a slowdown of the purchase of Internet based software products and has affected our operating results and financial condition. We expect this economic downturn to continue and, thus, our operating results and financial condition may be below our forecasts and investor expectations and may in the future reflect substantial fluctuations from period to period as a consequence of buying patterns and general economic conditions in the software industry.

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

IF THE PROTECTION OF OUR PROPRIETARY RIGHTS IS INADEQUATE, OUR BUSINESS COULD BE SERIOUSLY HARMED.

   We have two issued and two pending U.S. patents and we rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to shrink-wrap or signed license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, we seek to avoid disclosure of our intellectual property, including requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

  .   actual or anticipated fluctuations in our operating results;

  .   terrorist attacks or war-time conditions;

  .   announcements of technological innovations;

  .   new products or new contracts announced by us or our competitors;

  .   litigation;

  .   developments with respect to copyrights or proprietary rights;

  .   price and volume fluctuations in the stock market;

  .   conditions and trends in the software and other technology industries;

  .   changes in corporate purchasing of Information Delivery software;

  .   the announcement of mergers or acquisitions;

  .   adoption of new accounting standards affecting the software industry;

  .   changes in financial estimates by securities analysts; and

  .   the purchase or sale of our common stock by "day traders."

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   During fiscal years 2001, 2000 and 1999 we derived 23%, 15% and 14% of our total revenues, respectively, from sales outside the United States. Approximately 2% of the revenues from our U.S. operations are overseas sales and are denominated in U.S. dollars. Our exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies is limited. However, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country and may result in a reduction in sales and profitability in that country. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations in fiscal 2001 was not material.

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shift in the general level of U.S. interest rates we invest in short-term securities that have an average maturity of one year or less. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item regarding our directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act," respectively, contained in our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2002 Annual Meeting of Stockholders to be held on May 29, 2002 (the "Proxy Statement"). The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading "Actuate Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this Item regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

   See Index on Page F-1.

(a)(2)  Financial Statement Schedules

   Schedules have been omitted because the information required to be set forth therein is not applicable or is readily available in the financial statements or notes thereto.

(a)(3)  Exhibits


Exhibit
  No.                                             Description
  ---                                             -----------
 2.1(5)  Agreement and Plan of Merger and Reorganization among Actuate Corporation, TT Acquisition
         Corp., Tidestone Technologies, Inc. and Michael J. Gassman, as Stockholders' Representative
         dated May 1, 2001.

 3.1(3)  Form of Third Amended and Restated Certificate of Incorporation.

 3.2(1)  Form of Bylaws of the Registrant.

 4.1(1)  Reference is made to Exhibits 3.1 and 3.2.

 4.2(1)  Specimen Common Stock Certificate.

10.1(1)  Form of Indemnification Agreement.

10.2(1)  1994 Stock Option Plan, as amended.

10.3(1)  1998 Equity Incentive Plan.

10.4(1)  1998 Employee Stock Purchase Plan.

10.5(1)  1998 Non-Employee Directors Option Plan.

10.6(4)  2001 Supplemental Stock Option Plan.

10.7(1)  Offer Letter between the Company and Daniel A. Gaudreau dated May 7, 1997.

10.8(1)  Offer Letter between the Company and Hamid Bahadori dated May 20, 1998.

10.9(2)  Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated August 18, 1999.

10.10(2) First Amendment to Office Building Lease between the Actuate and HMS Gateway Office, L.P.
         dated September 30, 1999.

10.11(4) Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 21,
         2000.

21.1     Subsidiaries of Actuate Corporation.

23.1     Consent of Ernst & Young LLP, Independent Auditors .

24.1     Power of Attorney. (see the signature page to this Form 10-K).

--------
(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741).
(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(3) Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 1999.
(4) Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2000.
(5) Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(b)  Reports on Form 8-K

   No reports on Form 8-K were filed by us during the fourth quarter of the fiscal year ended December 31, 2001.

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

Date: March 19, 2002

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

          Signature                       Title                  Date
          ---------                       -----                  ----
 /s/  NICOLAS C. NIERENBERG   Chairman of the Board and     March 19, 2002
-----------------------------   Chief Architect
      Nicolas C. Nierenberg

   /s/  PETER I. CITTADINI    Director, President and Chief March 19, 2002
-----------------------------   Executive Officer
       Peter I. Cittadini       (Principal Executive
                                Officer)

   /S/  DANIEL A. GAUDREAU    Senior Vice President,        March 19, 2002
-----------------------------   Finance and Administration
       Daniel A. Gaudreau       and Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)

   /s/  GEORGE B. BEITZEL     Director                      March 19, 2002
-----------------------------
       George B. Beitzel

  /s/  KENNETH E. MARSHALL    Director                      March 19, 2002
-----------------------------
       Kenneth E. Marshall

  /s/  ARTHUR C. PATTERSON    Director                      March 19, 2002
-----------------------------
       Arthur C. Patterson

   /s/  STEVEN D. WHITEMAN    Director                      March 19, 2002
-----------------------------
       Steven D. Whiteman

                              ACTUATE CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                               Page
                                                               ----
             Report of Ernst & Young LLP, Independent Auditors F-2
             Consolidated Balance Sheets...................... F-3
             Consolidated Statements of Operations............ F-4
             Consolidated Statements of Stockholders' Equity.. F-5
             Consolidated Statements of Cash Flows............ F-6
             Notes to Consolidated Financial Statements....... F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
  Actuate Corporation

   We have audited the accompanying consolidated balance sheets of Actuate Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Actuate Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 18, 2002

                              ACTUATE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                      December 31,
                                                                   ------------------
                                                                     2001      2000
                                                                   --------  --------
ASSETS
Current assets:
   Cash and cash equivalents...................................... $ 34,660  $ 26,928
   Short-term investments.........................................    5,147        --
   Accounts receivable, net of allowances of $6,205 at
     December 31, 2001 and $2,895 at December 31, 2000............   28,870    32,991
   Other current assets...........................................    4,251     2,630
                                                                   --------  --------
Total current assets..............................................   72,928    62,549
Property and equipment, net.......................................   12,387    10,190
Goodwill, net.....................................................   18,787    16,747
Other purchased intangibles, net..................................   11,701     7,446
Other assets......................................................    1,588     1,390
                                                                   --------  --------
                                                                   $117,391  $ 98,322
                                                                   ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................... $  3,621  $  4,254
   Accrued compensation...........................................    5,976     5,941
   Other accrued liabilities......................................   11,146     6,584
   Deferred revenue...............................................   23,978    22,108
   Income taxes payable...........................................       64       425
                                                                   --------  --------
Total current liabilities.........................................   44,785    39,312
                                                                   --------  --------
Long-term liabilities.............................................    1,529     2,033
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value, issuable in series:
     5,000,000 shares authorized; none issued and outstanding
     at December 31, 2001 and 2000................................       --        --
   Common stock, $0.001 par value, 100,000,000 shares
     authorized; 60,074,024 and 57,893,282 shares issued and
     outstanding at December 31, 2001 and 2000, respectively......       60        58
   Additional paid-in capital.....................................   88,701    67,623
   Deferred stock compensation....................................     (199)      (81)
   Accumulated other comprehensive income (loss)..................     (214)      231
   Accumulated deficit............................................  (17,271)  (10,854)
                                                                   --------  --------
Total stockholders' equity........................................   71,077    56,977
                                                                   --------  --------
                                                                   $117,391  $ 98,322
                                                                   ========  ========



                            See accompanying notes.

                              ACTUATE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                  Year ended December 31,
                                                 --------------------------
                                                   2001      2000    1999
                                                 --------  -------- -------
    Revenues:
       License fees............................. $ 79,106  $ 72,286 $35,014
       Services.................................   45,922    34,978  11,767
                                                 --------  -------- -------
    Total revenues..............................  125,028   107,264  46,781
                                                 --------  -------- -------
    Costs and expenses:
       Cost of license fees.....................    2,305     1,959     896
       Cost of services.........................   27,524    20,975   6,021
       Sales and marketing......................   58,859    48,133  22,384
       Research and development.................   19,011    14,938   9,289
       General and administrative...............   10,853     7,015   3,478
       Amortization of goodwill and other
         purchased intangibles..................   10,704     7,147   1,590
       Restructuring............................      859        --      --
                                                 --------  -------- -------
    Total costs and expenses....................  130,115   100,167  43,658
                                                 --------  -------- -------
    Income (loss) from operations...............   (5,087)    7,097   3,123
    Interest and other income, net..............    1,148       891   1,313
                                                 --------  -------- -------
    Income (loss) before income taxes...........   (3,939)    7,988   4,436
    Provision for income taxes..................    2,478     2,589     550
                                                 --------  -------- -------
    Net income (loss)........................... $ (6,417) $  5,399 $ 3,886
                                                 ========  ======== =======
    Basic net income (loss) per share........... $  (0.11) $   0.10 $  0.07
                                                 ========  ======== =======
    Shares used in basic per share calculation..   59,299    56,114  53,926
                                                 ========  ======== =======
    Diluted net income (loss) per share......... $  (0.11) $   0.08 $  0.06
                                                 ========  ======== =======
    Shares used in diluted per share calculation   59,299    64,483  59,900
                                                 ========  ======== =======


                            See accompanying notes.

                              ACTUATE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                     Note                  Accumulated
                                       Common Stock    Additional Receivable   Deferred       other                     Total
                                    ------------------  Paid-in      from       Stock     Comprehensive Accumulated Stockholders'
                                      Shares    Amount  Capital    Officer   Compensation Income (Loss)   Deficit      Equity
                                    ----------  ------ ---------- ---------- ------------ ------------- ----------- -------------
Balance at January 1, 1999......... 55,117,396   $56    $46,550      $(40)      $(393)        $  --      $(20,139)     $26,034
Comprehensive income
 Net income........................         --    --         --        --          --            --         3,886        3,886
 Currency translation..............         --    --         --        --          --           159            --          159
                                                                                                                       -------
   Total comprehensive income......                                                                                      4,045
Issuance of common stock upon
 exercise of stock options, net of
 repurchases.......................    (85,190)   --        244        --          --            --            --          244
Issuance of common stock under
 Employee Stock Purchase Plan......    444,400    --      1,123        --          --            --            --        1,123
Amortization of deferred
 compensation, net of
 cancellations.....................         --    --       (160)       --         251            --            --           91
Tax benefits from employee stock
 options...........................         --    --         59        --          --            --            --           59
Payment on note receivable.........         --    --         --        40          --            --            --           40
                                    ----------   ---    -------      ----       -----         -----      --------      -------
Balance at December 31, 1999....... 55,476,606    56     47,816        --        (142)          159       (16,253)      31,636
Comprehensive income
 Net income........................         --    --         --        --          --            --         5,399        5,399
 Currency translation..............         --    --         --        --          --            72            --           72
                                                                                                                       -------
  Total comprehensive income.......                                                                                      5,471
Issuance of common stock upon
 exercise of stock options, net of
 repurchases.......................  1,509,536     1      4,039        --          --            --            --        4,040
Issuance of common stock under
 Employee Stock Purchase Plan......    604,576     1      2,495        --          --            --            --        2,496
Amortization of deferred
 compensation......................         --    --         --        --          61            --            --           61
Issuance of common stock related
 to Open Software Technology
 acquisition.......................    102,564    --      3,245        --          --            --            --        3,245
Issuance of common stock related
 to EnterpriseSoft acquisition.....    200,000    --      6,257        --          --            --            --        6,257
Tax benefits from employee stock
 options...........................         --    --      3,771        --          --            --            --        3,771
                                    ----------   ---    -------      ----       -----         -----      --------      -------
Balance at December 31, 2000....... 57,893,282    58     67,623        --         (81)          231       (10,854)      56,977
Comprehensive income
 Net loss..........................         --    --         --        --          --            --        (6,417)      (6,417)
 Currency translation..............         --    --         --        --          --          (445)           --         (445)
                                                                                                                       -------
  Total comprehensive income.......                                                                                     (6,862)
Issuance of common stock upon
 exercise of stock options, net of
 repurchases.......................  1,293,297     1      5,171        --          --            --            --        5,172
Issuance of common stock under
 Employee Stock Purchase Plan......    449,851    --      4,477        --          --            --            --        4,477
Deferred compensation related to
 Tidestone Technologies
 acquisition.......................         --    --         --        --        (232)           --            --         (232)
Reversal of deferred
 compensation related to
 terminated Tidestone
 employees.........................         --    --         --        --          58            --            --           58
Amortization of deferred
 compensation......................         --    --         --        --          56            --            --           56
Issuance of common stock related
 to Tidestone Technologies
 acquisition.......................    857,594     1     10,634        --          --            --            --       10,635
Issuance of common stock related
 to charitable donation............     10,000    --         36                    --            --            --           36
Stock repurchase...................   (430,000)   --     (1,805)       --          --            --            --       (1,805)
Tax benefits from employee stock
 options...........................         --    --      2,565        --          --            --            --        2,565
                                    ----------   ---    -------      ----       -----         -----      --------      -------
Balance at December 31, 2001....... 60,074,024   $60    $88,701      $--        $(199)        $(214)     $(17,271)     $71,077
                                    ==========   ===    =======      ====       =====         =====      ========      =======

                            See accompanying notes.

                              ACTUATE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                (in thousands)

                                                                                           Year ended December 31,
                                                                                        ----------------------------
                                                                                          2001      2000      1999
                                                                                        --------  --------  --------
Operating activities
   Net income (loss)................................................................... $ (6,417) $  5,399  $  3,886
   Adjustments to reconcile net income (loss) to net cash
    from operating activities:
     Amortization of deferred compensation.............................................       56        61        91
     Amortization of goodwill and other purchased intangibles..........................   10,704     7,147     1,590
     Depreciation......................................................................    4,114     2,778     1,048
     Amortization of deferred tax liability............................................     (260)       --        --
     Tax benefits from exercise of stock options.......................................    2,565     3,771        --
     Issuance of common stock related to charitable donation...........................       36        --        --
     Change in operating assets and liabilities, net of effects of acquisition:
      Accounts receivable..............................................................    4,584   (14,281)  (12,179)
      Other current assets.............................................................   (1,601)   (1,523)     (707)
      Accounts payable.................................................................   (2,470)      892       539
      Accrued compensation.............................................................      (82)    2,247     2,401
      Income taxes payable.............................................................     (361)       60       423
      Other accrued liabilities........................................................      115     2,815       376
      Deferred revenue.................................................................    1,870     9,940     4,300
                                                                                        --------  --------  --------
Net cash generated by operating activities.............................................   12,853    19,306     1,768
                                                                                        --------  --------  --------
Investing activities
   Purchase of property and equipment..................................................   (6,311)  (10,530)   (2,081)
   Purchase of short-term investments..................................................   (8,189)       --   (26,445)
   Proceeds from maturity of short-term investments....................................    3,042    17,549    19,818
   Acquisition of Actuate Holding, B.V., including payment of assumed net liabilities..       --        --    (9,614)
   Acquisition of Open Software Technology, net of cash assumed........................       --    (7,406)       --
   Acquisition of EnterpriseSoft business..............................................       --    (2,500)       --
   Acquisition of shares of Actuate Japan..............................................       --      (666)       --
   Acquisition of Tidestone Technologies, Inc..........................................     (164)       --        --
   Increase in other assets............................................................     (198)   (1,787)     (217)
                                                                                        --------  --------  --------
Net cash used in investing activities..................................................  (11,820)   (5,340)  (18,539)
                                                                                        --------  --------  --------
Financing activities
   Proceeds from issuance of stock, net of issuance costs and repurchases..............    9,649     6,536     1,368
   Stock repurchase....................................................................   (1,805)       --        --
   Payments of bank loan...............................................................     (700)     (250)       --
   Repayment of stockholder's note.....................................................       --        --        40
                                                                                        --------  --------  --------
Net cash provided by financing activities..............................................    7,144     6,286     1,408
                                                                                        --------  --------  --------
Net increase (decrease) in cash and cash equivalents...................................    8,177    20,252   (15,363)
Effect of exchange rate on cash........................................................     (445)       72       159
Cash and cash equivalents at beginning of year.........................................   26,928     6,604    21,808
                                                                                        --------  --------  --------
Cash and cash equivalents at end of year............................................... $ 34,660  $ 26,928  $  6,604
                                                                                        ========  ========  ========
Non cash financing activities:
Value of common stock and options issued in connection with acquisitions............... $ 10,635  $  9,502  $     --
                                                                                        ========  ========  ========
Supplemental disclosure of cash flow information
Interest paid.......................................................................... $      4  $      4  $     56
                                                                                        ========  ========  ========
Income taxes paid...................................................................... $    309  $    463  $    130
                                                                                        ========  ========  ========

                            See accompanying notes.

                              ACTUATE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

  Description of Business

   Actuate Corporation (the "Company" or "Actuate") was incorporated on November 16, 1993 in the State of California and reincorporated in the State of Delaware on July 7, 1998. We are a provider of Information Delivery software products and services for e.Business. Information Delivery along with Databases, Content Management Systems and Application Servers, is a critical technology component of an organization's e.Business platform. Our Actuate e.Reporting Suite 5 (Actuate 5) product line allows companies to create, manage and deliver secure formatted content, using operational data from multiple data sources, and to make that business content available on their e.Business Web sites for use by customers, partners and employees. Our products and services are used by our customers to deliver content such as transaction histories, service level information, performance summaries, manufacturing and distribution status and customer account information. Actuate 5 is a scalable, dynamic platform that can be seamlessly integrated into any e.Business Web site and its server-centric architecture provides the building blocks for an Information Delivery environment of any size. Actuate 5's open environment allows developers to create content from virtually any data source and present it in virtually any format required by our customers. Our products have been adopted in a wide variety of industries, including financial services, telecommunications, technology, health care and others and by a wide variety of organizations including Global 2000 companies and e.Business application vendors. We sell our products in North America primarily through our direct sales force and our e.Business Application Partners, who integrate and resell Actuate software to their customers. Outside North America, we sell our products through our direct sales force in the countries in which we have an office and through distributors.

  Basis of Presentation

   The consolidated financial statements include the accounts of Actuate and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.

   During fiscal 1999, we completed the acquisition of Actuate Holding, B.V. ("BV"). During fiscal 2000, we completed the acquisition of Open Software Technology, LLC ("OST") and acquired all the assets and business of EnterpriseSoft. Also during fiscal 2000, we purchased additional shares of Actuate Japan Company Ltd. ("Actuate Japan"); our distributor located in Japan, from its other shareholders and became the majority shareholder. As of December 31, 2001, we have approximately 66.7% of the outstanding voting stock of Actuate Japan. We have consolidated the results of Actuate Japan from the date that we became the majority shareholder. Accumulated losses applicable to the minority shareholders exceed their equity capital in Actuate Japan. This excess loss applicable to the minority shareholders has been charged to us, as the minority shareholders are not obligated to contribute their share of losses exceeding their equity capital. In May 2001, we completed the acquisition of Tidestone Technologies, Inc. ("Tidestone"), a software technology company. These acquisitions were accounted for under the purchase method of accounting. In accordance with the purchase method of accounting, the Consolidated Statements of Operations include these companies' operating results from the date of acquisition.

  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On a regular basis, we evaluate estimates, including those related to bad debts, intangible assets, income taxes and restructuring. Actual results could differ materially from these estimates.

                              ACTUATE CORPORATION

  Revenues

   Revenues from license fees from sales of software products directly to end-user customers or indirect channel partners are recognized as revenues after execution of a non-cancelable signed license agreement or receipt of a definitive purchase order, and shipment of the product, if no vendor obligations remain, there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, and collection of the license fee is considered probable. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Our products do not require significant customization. The majority of end-user license revenues are derived from end-user customer orders for specific individual products. These types of transactions are recognized as revenues upon shipment of product, assuming that all other revenue recognition criteria are met. Advance payments from end-users, in arrangements in which the end-user customer has the right to future unspecified products, are deferred and recognized as revenues ratably over the period, typically one year, during which the end-user is entitled to receive the products. If the license agreement contains extended payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due, assuming that all other revenue recognition criteria are met.

   License arrangements with e.Business Application Partners are for specified duration and require that such vendors only license our products to their customers for use with such vendor's application. Furthermore, license arrangements with distributors give such distributors the right to distribute our products to customers headquartered in specified territories. License arrangements with indirect channel partners such as e.Business Application Partners, system integrators and distributors generally take the form of arrangements pursuant to which a license fee is paid to us, which we recognize as revenues when no further obligations remain, provided that the fees are fixed or determinable and collection of the resulting receivables is deemed probable. We have also entered into certain fixed price arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and resale of the licensed software for a specified term and pursuant to which license fee revenues are deferred and recognized on a straight-line basis over the term of the license agreement.

   In certain situations where customers have received payment terms outside of our customary standard terms but within one year, we have recognized revenues upon delivery, provided that we have collected all payments as due under comparable arrangements, without providing concession, in the past.

   We have not established vendor specific objective evidence of fair value ("VSOE") for license sales and therefore we recognize revenues from arrangements with multiple elements involving software licenses under the residual method as outlined in Statement of Position No. 97.2 "Software Revenue Recognition." To the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements.

   Service revenues consist of consulting, training, and related services that we provide to our customers. Revenues from such services are generally recognized when performed. If services are included with a license agreement, amounts related to services are unbundled from the license fee based on VSOE as established by transactions where such services have been sold separately. When we provide a software license and the related maintenance for one bundled price, the fair value of the maintenance, based on the price charged for that element separately, is deferred and recognized ratably over the term of the respective agreement.

  Cash, Cash Equivalents and Short-Term Investments

   Cash and cash equivalents consist of cash deposited with banks and highly liquid, high quality debt securities with maturities at the date of purchase of 90 days or less. All short-term investments are classified as

                              ACTUATE CORPORATION
available-for-sale, are carried at amortized cost, which approximates fair value based on quoted market price, and consist of high quality debt securities with original maturities between 90 days and one year.

  Concentration of Credit Risk

   Financial instruments that potentially subject us to concentration of credit risk consist principally of marketable investments and accounts receivable. We place our investments with high-credit-quality multiple issuers. We sell to a diverse customer base primarily to customers in the United States. No single customer has accounted for more than 10% of our sales in any period presented. We do not require collateral on sales with credit terms.

   Revenues for the years ended December 31, 2001, 2000 and 1999 are shown net of customer returns of approximately $2.8 million, $2.2 million and $435,000, respectively. Total write-offs of uncollectible accounts receivable were approximately $1.8 million, $299,000 and $117,000 in fiscal years 2001, 2000 and 1999, respectively. During the years ended December 31, 2001, 2000 and 1999, we added approximately $7.9 million, $3.8 million and $1.3 million, respectively, to our allowances for accounts receivable. There were no significant reversals of allowances during all periods presented. Allowances related to accounts receivable at December 31, 2001, 2000 and 1999 were $6.2 million, $2.9 million and $1.6 million, respectively.

  Fair Value of Financial Instruments

   The carrying amount of Actuate's cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and long-term liabilities approximate their respective fair value due to the short timeframe to maturity or payment date.

  Software Development Costs

   Software development costs associated with new products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Accordingly, we have not capitalized any software development costs to date.

  Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which range from two to eight years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life.

  Intangible Assets

   Goodwill and other purchased intangibles, including assembled workforces, non-compete agreements, customer lists and trademarks, relate to various acquisitions. These amounts are being amortized over the expected useful life not exceeding four years using the straight-line method. At December 31, 2001 and 2000, gross intangible assets, including goodwill, were $49.6 million and $33.0 million, respectively, and related accumulated amortization was $19.1 million and $8.8 million at December 31, 2001 and 2000, respectively.

  Impairment of Long-Lived Assets

   In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", we evaluate long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate

                              ACTUATE CORPORATION
that the carrying value of an asset may not be recoverable; such calculations to assess impairment would be based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There were no long-lived assets that were considered to be impaired during the periods presented.

  Advertising Costs

   Advertising costs are expensed as incurred. Advertising costs are included in sales and marketing expense and amounted to $400,000, $877,000 and $25,000 in fiscal 2001, 2000 and 1999, respectively.

  Income Taxes

   Income taxes are accounted for under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

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

  Stock Dividends

   We announced a two-for-one stock split in the form of a stock dividend on November 8, 1999, which was distributed at the close of business on December 2, 1999. On July 12, 2000, we announced another two-for-one stock split in the form of a stock dividend, which was distributed at the close of business on August 14, 2000. All net income (loss) per share amounts, as well as references to common stock and stockholders' equity amounts have been restated as if these stock dividends had occurred as of the earliest period presented.

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

   We account for stock awards issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, (EITF 96-18). Under SFAS 123 and EITF 96-18, stock awards to non-employees are accounted for at their fair value using the Black-Scholes method.

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

                              ACTUATE CORPORATION

   The following table presents the calculation of basic and diluted net income
(loss) per share (in thousands, except per share amounts):

                                                                  Year ended December 31,
                                                                 -------------------------
                                                                  2001     2000     1999
                                                                 -------  -------  -------
Net income (loss)............................................... $(6,417) $ 5,399  $ 3,886
                                                                 =======  =======  =======
Basic:
   Weighted-average shares of common stock outstanding..........  59,424   56,671   55,312
   Weighted-average shares subject to repurchase................    (125)    (557)  (1,386)
                                                                 -------  -------  -------
Shares used in computing basic net income (loss) per share......  59,299   56,114   53,926
                                                                 =======  =======  =======
Basic net income (loss) per share............................... $ (0.11) $  0.10  $  0.07
                                                                 =======  =======  =======
Diluted:
   Shares used above............................................  59,299   56,114   53,926
   Effect of dilutive potential common shares...................      --    8,369    5,974
                                                                 -------  -------  -------
   Shares used in computing diluted net income (loss) per share.  59,299   64,483   59,900
                                                                 =======  =======  =======
Diluted net income (loss) per share............................. $ (0.11) $  0.08  $  0.06
                                                                 =======  =======  =======

   The total number of potential common shares excluded from the calculation of diluted net loss per share was 3,779,900, nil and nil in fiscal years 2001, 2000 and 1999. These instruments have been excluded because their effect would be antidilutive.

  Comprehensive Income (Loss)

   Other comprehensive income (loss) includes currency translation adjustments that are not included in net income (loss), but rather are recorded directly in stockholders' equity. Total comprehensive income (loss) includes net income
(loss) and other comprehensive income (loss), which has been disclosed in the Consolidated Statements of Stockholders' Equity.

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

   Actuate evaluates the performance of its geographic regions based on revenues only. Actuate does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, as Actuate's assets are primarily located in its corporate office in the United States and not allocated to any specific region, Actuate does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues in
Note 10.

  Accounting for Derivative Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded

                              ACTUATE CORPORATION
in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Our adoption of SFAS 133 on January 1, 2001 had no material effect on the financial statements, as we currently do not utilize derivative instruments.

  Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest is prohibited. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. However, we are still assessing the financial impact of the new standard. During the first six months of 2002, we will perform the required transitional impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

   In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We are in the process of assessing the effect of adopting SFAS 143, which will be effective for our fiscal year ending December 31, 2002.

   In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 144 to have a material effect on our financial condition or results of operations.

   In November 2001, the staff of the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred." This announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the income statement. This announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. We will adopt the policies outlined in the announcement beginning in 2002. We are in the process of assessing the effect of adopting this statement, which will be effective for our fiscal year ending December 31, 2002.

  Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on the results of operations or shareholders' equity for the years presented.

2.  Investment in Actuate Japan

   In March 1996, we established a joint venture company in Japan with six other corporate partners. We received approximately 8.3% of the equity ownership of Actuate Japan. In June 1999, we purchased shares from

                              ACTUATE CORPORATION
an existing shareholder raising our equity ownership to 16.7%. Then in April 2000, we became the majority shareholder when we purchased additional shares from existing shareholders raising our equity position to 66.7%. Goodwill arising on consolidation was $1.5 million, which is being amortized over four years.

   We have a call option for all of the shares issued to the other investors at a fixed price indicated in the agreement that began increasing each year after March 1999. The price to purchase the remaining portion of shares (approximately 33.3%) of Actuate Japan was approximately $1.2 million as of December 31, 2001 and will be approximately $1.3 million in April 2003, based on current exchange rates. The other corporate partners also have the right to sell us all of their outstanding shares at the same price as the call option.

3.  Acquisitions

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

   On May 30, 2001, we acquired all of the outstanding stock of Tidestone, a software technology company. The results of operations of Tidestone are included in our financial statements from the date of acquisition. The total purchase consideration was $16.7 million, consisting of 857,594 shares of our common stock and assumed options with a fair market value of approximately $10.6 million, net assumed liabilities of $5.9 million and other

                              ACTUATE CORPORATION
acquisition-related expenses of $164,000. This acquisition was accounted for as a purchase, with the purchase price being allocated to developed technology--$3.6 million, customer list--$2.0 million, assembled workforce--$900,000, non-compete agreements--$900,000, trademarks--$700,000 and goodwill--$8.6 million. In addition, $232,000 of the purchase consideration was allocated to deferred compensation, which primarily represents the pro-rata portion of the intrinsic value of the unvested options at the date of acquisition. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods not exceeding four years.

   The following unaudited pro forma financial information assumes the Tidestone acquisition occurred at the beginning of the periods in which the acquisition took place and, for comparative purposes, at the beginning of the immediately preceding year. These results have been prepared for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisition been made as discussed above. In addition, they are not intended to be a projection of future results (in thousands, except per share data):

                                               Year Ended December 31,
                                               -----------------------
                                                  2001         2000
                                                --------     --------
                                                     (unaudited)
           Revenues........................... $126,675     $112,193
           Net income (loss).................. $(10,787)    $    614
           Diluted net income (loss) per share $  (0.18)    $   0.01

4.  Cash Equivalents and Short-Term Investments

   The following table summarizes the amortized cost, which approximates the fair value of our investments (in thousands):

                                                          December 31,
                                                         ---------------
                                                          2001    2000
                                                         ------- -------
        Corporate and municipal obligations and deposits $33,878 $11,932
                                                         ======= =======
        Included in cash and cash equivalents........... $28,731 $11,932
        Included in short-term investments..............   5,147      --
                                                         ------- -------
           Total........................................ $33,878 $11,932
                                                         ======= =======

   Realized and unrealized gains or losses were not significant for all periods presented.

5.  Property and Equipment

   Property and equipment consist of the following (in thousands):

                                                  December 31,
                                                ----------------
                                                 2001     2000
                                                -------  -------
               Furniture and fixtures.......... $ 3,778  $ 3,055
               Computers and purchased software   8,864    7,003
               Leasehold improvements..........   3,519    3,171
               Construction in progress........   3,379       --
                                                -------  -------
                                                 19,540   13,229
               Less accumulated depreciation...  (7,153)  (3,039)
                                                -------  -------
               Property and equipment, net..... $12,387  $10,190
                                                =======  =======

                              ACTUATE CORPORATION

   Construction in progress consists primarily of furniture, fixtures and leasehold improvements for the additional facility leased in December 2000 (see
Note 6 below). The construction is expected to be completed in the first quarter of 2002 and depreciation/amortization will begin when the facility is available for use.

6.  Commitments

  Operating Lease Commitments

   Actuate leases its headquarter facilities under noncancelable operating leases expiring in March 2008. In December 2000, we entered into a ten-year office building lease agreement for an additional office building adjacent to our headquarters in South San Francisco, California. In conjunction with the signing of the office building lease, we provided the landlord with a letter of credit in the amount of $1.6 million as security deposit. Rent expense for facilities under operating leases was approximately $7.0 million in fiscal 2001, $2.6 million in fiscal 2000 and $1.1 million in fiscal 1999. Aggregate minimum lease commitments under all operating leases are as follows (in thousands):

                                          Payments
                                           Due by
                              Fiscal Year  Period
                              ----------- --------
                              2002....... $ 5,773
                              2003.......   5,552
                              2004.......   5,538
                              2005.......   5,663
                              2006.......   5,813
                              Thereafter.  18,336
                                          -------
                                          $46,675
                                          =======

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

  Stock Option Plans

   In May 1994, our board of directors adopted the 1994 Stock Option Plan (the "Predecessor Plan") for issuance of common stock to employees, consultants and nonemployee directors. In May 1998, the 1998 Equity Incentive Plan (the "1998 Plan") was adopted by the board of directors and approved by the stockholders in July 1998 as the successor to the Predecessor Plan. Employees, consultants and directors are eligible for awards under the 1998 Plan. Outstanding options under the Predecessor Plan have been incorporated into the 1998 Plan and no further option grants will be made under the Predecessor Plan. Initially, a total of 5,200,000 shares of common stock were reserved for issuance under the 1998 Plan. As of December 31, 2001, there were options to purchase

                              ACTUATE CORPORATION

1,330,308 shares outstanding under the Predecessor Plan. Except as otherwise noted, options outstanding under the Predecessor Plan are subject to substantially the same terms as described below for option awards under the 1998 Plan. As of January 1 of each year, the number of shares reserved for issuance under the 1998 Plan will be increased automatically by the lesser of
(i) 5% of the total number of shares of Common Stock then outstanding or (ii) 2,800,000 shares. In addition to the 1998 Plan, the board of directors adopted the 2001 Supplemental Stock Plan (the "2001 Plan") in January 2001. A total of 2,700,000 shares of common stock were reserved for issuance under the 2001 Plan. Employees and consultants are eligible for awards under the 2001 Plan. Members of the board of directors and officers of Actuate are not eligible to receive awards under the 2001 Plan. The 1998 Plan and the 2001 Plan are collectively known as "the Plans".

   Under the 1998 Plan, eligible participants may be awarded options to purchase shares of common stock, stock appreciation rights ("SARs"), restricted shares or stock units (collectively, the "Awards"). Options under the 1998 Plan may be incentive stock options designed to satisfy Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or nonstatutory stock options not designed to meet such requirements. Under the 2001 Plan, eligible participants may be awarded options to purchase shares of common stock and restricted shares only. All options granted under the 2001 Plan are nonstatutory stock options. If restricted shares or shares issued upon the exercise of options granted under the Plans or the Predecessor Plan are forfeited, then such shares will again become available for awards under the Plans. If stock units, options or SARs granted under the 1998 Plan or the Predecessor Plan are forfeited or terminated for any other reason before being exercised, then the corresponding shares will again become available for awards under the 1998 Plan. The exercise price for nonstatutory and incentive stock options granted under the Plans may not be less than 85% or 100%, respectively, of the fair market value of the common stock on the option grant date. The Board may amend or terminate the Plans at any time. Amendments may be subject to stockholder approval to the extent required by applicable laws.

   Options granted under the Predecessor Plan are generally exercisable upon grant, subject to repurchase rights by the Company until vested. Options granted under the Plans are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant and the remaining balance vesting monthly over the next four or three years. Upon a change in control, an Award will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award will accelerate in full. Options granted under the Predecessor Plan become fully vested upon a change in control unless assumed or replaced with a comparable option by the acquiring entity. At December 31, 2001 and 2000, 87,367 and 282,682 shares of common stock issued under the Predecessor Plan were subject to repurchase by the Company, respectively. All outstanding repurchase rights under the Plans shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company's assets, except to the extent the repurchase rights are expressly assigned to the successor corporation.

   As of December 31, 2001, 1,811,515 shares of common stock were reserved and available for future grants under the Plans and the Predecessor Plan.

  1998 Non-Employee Directors Option Plan

   The 1998 Non-Employee Directors Option Plan (the "Directors Option Plan") was adopted by the board of directors in May 1998, and approved by the stockholders in July 1998. Under the Directors Option Plan, non-employee members of the Board of Directors are eligible for automatic option grants. 800,000 shares of common stock have been authorized for issuance under the Directors Option Plan. Each individual who first joins the

                              ACTUATE CORPORATION
board as a non-employee director, whether through election or appointment, will receive at that time an automatic option grant for 80,000 shares of common stock. With respect to the initial automatic option grant, the option will become exercisable as to 25% of the shares after one year of board service, with the balance of the shares becoming exercisable ratably in 36 monthly installments over the remaining period of optionee's board service. At each annual stockholders meeting beginning in fiscal 1999, each current non-employee director will automatically be granted a stock option to purchase 10,000 shares of common stock, whether or not he or she is standing for re-election at that particular meeting, which will become fully exercisable on the first anniversary of such meeting. Each option will have an exercise price equal to the fair market value of the common stock on the automatic grant date and a maximum term of ten years, subject to earlier termination following the optionee's cessation of Board service. The Board may amend or modify the Directors Option Plan at any time. The Directors Option Plan will terminate on May 27, 2008, unless terminated sooner by the board. However, vesting will automatically accelerate in full upon (i) an acquisition of Actuate by merger, consolidation or asset sale, (ii) a tender offer for more than 50% of the outstanding voting stock or proxy contest for Board membership or (iii) the death or disability of the optionee while serving as a Board member. As of December 31, 2001, 551,258 shares of common stock were reserved and available for future grants under the Directors Option Plan.

  Stock Option Exchange Program

   On May 1, 2001, we implemented a stock option exchange program, whereby eligible employees could exchange their outstanding options to purchase shares of our common stock with an exercise price per share of $15.00 or more granted under the Predecessor Plan, the 1998 Plan and the 2001 Plan. We implemented this exchange program because a considerable number of employees had stock options, whether or not they were currently exercisable, that were priced significantly above the trading prices. We believed these options were unlikely to be exercised in the foreseeable future. The exchange program was voluntary and allowed employees to choose whether to keep their current stock options at their current exercise price, or to rescind those options in exchange for a new option for the same number of shares to be granted on December 3, 2001. The new options have terms and conditions that are substantially the same as those of the cancelled options. Members of our board of directors and officers were not eligible for the exchange program.

   The total number of shares exchanged under this stock option exchange program was 2,230,550. The average price per share of the options cancelled was $26.32 and the new option price granted under this exchange program was $4.41 per share.

                              ACTUATE CORPORATION

   Activity under all option plans was as follows:





                                                             Outstanding Options
                                               Shares     -------------------------   Weighted-
                                              Available   Number of     Price Per      Average
                                              for Grant    Shares         Share     Exercise Price
                                             -----------  ----------  ------------- --------------
Balance at January 1, 1999..................   3,195,104   6,644,700  $  0.04-$4.82     $ 2.02
   Additional authorization.................   2,755,868          --             --         --
   Options granted..........................  (6,732,900)  6,732,900  $ 4.38-$17.57     $ 9.30
   Options exercised........................          --    (334,678) $  0.04-$4.47     $ 0.97
   Options forfeited........................   1,134,762  (1,134,762) $  0.04-$8.85     $ 3.62
   Options repurchased......................     419,868          --  $  0.04-$0.75     $ 0.13
                                             -----------  ----------
Balance at December 31, 1999................     772,702  11,908,160  $ 0.04-$17.66     $ 6.02
   Additional authorization.................   8,373,830          --             --         --
   Options granted..........................  (7,910,556)  7,910,556  $ 7.97-$36.00     $22.69
   Options exercised........................          --  (1,530,036) $ 0.04-$17.25     $ 2.74
   Options forfeited........................   1,601,180  (1,601,180) $ 0.04-$34.94     $12.07
   Options repurchased......................      20,500          --  $        0.09     $ 0.09
                                             -----------  ----------
Balance at December 31, 2000................   2,857,656  16,687,500  $ 0.09-$36.00     $13.64
   Additional authorization.................   5,648,477          --             --         --
   Options granted.......................... (12,462,618) 12,462,618  $ 0.06-$24.00     $ 9.33
   Options exercised........................          --  (1,336,069) $ 0.06-$17.25     $ 3.99
   Options forfeited........................   4,045,936  (4,045,936) $ 0.06-$36.00     $20.39
   Options cancelled in connection with the
     stock option exchange program..........   2,230,550  (2,230,550) $15.19-$35.25     $26.32
   Options repurchased......................      42,772          --  $  0.09-$0.75     $ 0.31
                                             -----------  ----------
Balance at December 31, 2001................   2,362,773  21,537,563  $ 0.06-$35.25     $ 9.77
                                             ===========  ==========

   The following table summarizes information concerning stock options outstanding and exercisable under all plans as of December 31, 2001:

                                     Options Outstanding                 Options Exercisable
                         -------------------------------------------- --------------------------
                                    Weighted-Average
                         Number of     Remaining     Weighted-Average Number of Weighted-Average
Range of Exercise Prices  Shares    Contractual Life  Exercise Price   Shares    Exercise Price
------------------------ ---------- ---------------- ---------------- --------- ----------------
     $0.06-$3.75........  6,064,534    8.1 years          $ 3.02      1,860,339      $ 2.27
     $4.11-$8.10........  6,290,409    8.9 years          $ 6.19      1,799,293      $ 6.14
     $8.11-$17.25.......  6,200,859    8.6 years          $14.22      1,126,999      $13.67
     $17.34-$35.25......  2,981,761    8.2 years          $21.78      1,368,204      $21.58
                         ----------                                   ---------
     $0.06-$35.25....... 21,537,563    8.5 years          $ 9.77      6,154,835      $ 9.78
                         ==========                                   =========

   At December 31, 2001, 2000 and 1999, 5,842,443, 2,273,401 and 1,462,796
outstanding options were vested, respectively. At December 31, 2000 and 1999, 3,209,571 and 1,516,614 options were exercisable.

  1998 Employee Stock Purchase Plan

   The 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the board of directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were

                              ACTUATE CORPORATION
initially reserved for issuance under the Purchase Plan. As of January 1 of each year, the number of shares reserved for issuance under the Purchase Plan will be automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee's cash compensation. No more than 4,000 shares may be purchased by any individual on any accumulation date. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with us. As of December 31, 2001, 1,498,827 shares had been purchased under the Purchase Plan.

   As of December 31, 2001, 1,301,173 shares of common stock were reserved and available for future issuance under the Purchase Plan.

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

   Pursuant to SFAS 123, we are required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if we had elected to use the fair value approach to account for all of our employee stock-based compensation plans. Had compensation cost for our plans been determined consistent with the fair value approach enumerated in SFAS 123, our net income
(loss) and net income (loss) per share for the years ended December 31, 2001, 2000 and 1999 would have been as indicated below (in thousands, except per share data):

                                              Year ended December 31,
                                            ---------------------------
                                              2001      2000     1999
                                            --------  --------  -------
       Net income (loss) (in thousands):
          As reported...................... $ (6,417) $  5,399  $ 3,866
          Pro forma........................ $(49,170) $(46,077) $(1,940)
       Basic net income (loss) per share:
          As reported...................... $  (0.11) $   0.10  $  0.07
          Pro forma........................ $  (0.83) $  (0.82) $ (0.04)
       Diluted net income (loss) per share:
          As reported...................... $  (0.11) $   0.08  $  0.06
          Pro forma........................ $  (0.83) $  (0.82) $ (0.04)

   These pro forma amounts may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards may be made in subsequent years.

                              ACTUATE CORPORATION

   The weighted-average deemed fair value of stock options granted was $8.33 in fiscal 2001, $19.15 in fiscal 2000 and $6.81 in fiscal 1999. The fair value has been estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

                                          Year ended December 31,
                                          ----------------------
                                           2001      2000   1999
                                          ----      ----   ----
                 Dividends...............    0%        0%     0%
                 Risk-free interest rate. 3.62%     5.96%  5.91%
                 Expected life (in years)  3.0       3.0    3.0
                 Expected volatility.....  143%      118%    87%

   During fiscal years 2001, 2000 and 1999, we issued 449,851 shares, 604,576 shares and 444,400 shares, respectively, under the Purchase Plan. The weighted-average deemed fair value of employees' stock purchase rights under the Purchase Plan during fiscal years 2001, 2000 and 1999 was $9.93, $4.15 and $2.40, respectively. The fair value of the purchase rights granted in fiscal years 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.62%, 5.96% and 5.91% for fiscal years 2001, 2000 and 1999, respectively; expected dividend yield of zero percent and expected life of six months for fiscal years 2001, 2000 and 1999; and expected volatility of 143%, 118% and 87% for fiscal years 2001, 2000 and 1999, respectively.

  Stock Repurchase Program

   On September 19, 2001, our board of directors authorized a stock repurchase program of up to $6.0 million of our common stock. As of December 31, 2001, we have repurchased 430,000 shares or $1.8 million worth of common stock under this program.

8.  Restructuring Costs

   During the second and third quarter of fiscal 2001, we implemented restructuring actions that resulted in aggregate charges of $859,000. The restructuring costs consisted entirely of severance payments, payroll taxes and extended medical benefits. The restructuring plan resulted in the elimination of approximately 15% of our worldwide workforce. As of December 31, 2001, we had eliminated 114 positions across all levels and functions. During the year, we paid $782,000 in cash and we expect that our remaining accrual of $77,000 will be paid in the first calendar quarter of fiscal 2002.

   Our rent expenses for fiscal 2001 included approximately $2.3 million in facility expenses for a building currently unoccupied. We continue to evaluate our plans for this building and our other facilities. If we reach a decision to abandon any of these facilities, we may have to accrue significant charges for these payments due under remaining non cancelable lease terms net of anticipated sub-lease income, and for the write-down in leasehold improvements and construction in progress. Such charges may be material and may involve significant use of cash if we chose to pay a settlement fee to exit any abandoned facility.

                              ACTUATE CORPORATION

9.  Income Taxes

   The provision for income taxes consists of the following (in thousands):

                                           Year ended December 31,
                                           -----------------------
                                            2001      2000   1999
                                           ------    ------  ----
                Federal:
                   Current................ $2,400    $2,926  $437
                   Deferred...............   (228)     (675)   --
                                           ------    ------  ----
                                            2,172     2,251   437
                                           ------    ------  ----
                State:
                   Current................    286       847   113
                   Deferred...............    (32)     (524)   --
                                           ------    ------  ----
                                              254       323   113
                                           ------    ------  ----
                Foreign:
                   Current................     53        15    --
                   Deferred...............     --        --    --
                                           ------    ------  ----
                                               53        15    --
                                           ------    ------  ----
                Provision for income taxes $2,479    $2,589  $550
                                           ======    ======  ====

   The tax benefits associated with exercises of stock options reduced taxes currently payable as shown above by $2.6 million, $3.8 million and $59,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Such benefits were credited to additional paid-in-capital when realized. The income (loss) before income taxes for foreign operations was $(811,000), $1.3 million and $(1.9) million for the years ended December 31, 2001, 2000 and 1999, respectively.

   The difference between the provision for income taxes and the amount computed by applying the federal statutory rate (35 percent) to income before taxes is explained below (in thousands):

                                                Year ended December 31,
                                               ------------------------
                                                2001     2000    1999
                                               -------  ------  -------
        Income taxes at federal statutory rate $(1,379) $2,796  $ 1,552
        Non-deductible goodwill...............   1,838   1,090      525
        Non-deductible expense................      52     106       --
        Operating loss not utilized (utilized)   3,384    (241)  (1,600)
        State tax, net of federal benefit.....     165     209       73
        Tax credits...........................  (1,581)   (411)      --
        Tax losses carryforward...............      --    (960)      --
                                               -------  ------  -------
                                               $ 2,479  $2,589  $   550
                                               =======  ======  =======

                              ACTUATE CORPORATION

   Significant components of deferred tax assets and liabilities for federal and states are as follows (in thousands):

                                                                December 31,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
 Deferred Tax Assets
    Net operating loss carryforward.......................... $ 5,300  $ 3,954
    Research credit carryforward.............................   1,512    1,000
    Capitalized research and development.....................     214      421
    Accruals and allowances not currently deductible for tax
      purposes...............................................   2,963    2,323
                                                              -------  -------
    Total deferred tax assets................................   9,989    7,698
    Valuation allowance......................................  (8,790)  (6,499)
                                                              -------  -------
    Net deferred tax assets.................................. $ 1,199  $ 1,199
                                                              =======  =======
 Deferred Tax Liabilities
    Acquired intangible assets............................... $(1,529) $    --
                                                              =======  =======


   Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The net valuation allowance increased by $2.3 million during the year ended December 31, 2001 and decreased by $39,000 during the year ended December 31, 2000. As of December 31, 2001, approximately $5.8 million of the valuation allowances reflected above relates to the tax benefits of stock option deductions, which will be credited to additional paid in capital when realized.

   As of December 31, 2001 Actuate had net operating loss carryforwards for federal tax purposes of approximately $11.7 million. Actuate also had federal research and development tax credit carryforwards of approximately $1.5 million. The federal and state operating loss carryforwards will expire at various dates beginning in year 2011 through 2021, respectively, if not utilized.

   Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

10.  Geographic Information

   Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Japan. Our revenues by geographic area are as follows (in thousands):

                                          Year ended December 31,
                                         -------------------------
                                           2001     2000    1999
                                         -------- -------- -------
             Revenues:
                North America........... $ 96,116 $ 91,329 $40,229
                Europe..................   22,848   12,500   4,868
                Asia Pacific and others.    6,064    3,435   1,684
                                         -------- -------- -------
                    Total............... $125,028 $107,264 $46,781
                                         ======== ======== =======

No single customer has accounted for 10% or more of total revenues in fiscal 2001, 2000 or 1999.

                              ACTUATE CORPORATION

11.  Contingencies

   In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Inc. The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information and soliciting MicroStrategy employees. The complaint seeks injunctive relief and damages. We believe the lawsuit is without merit and intend to defend this case vigorously.

   We are engaged in certain legal actions arising in the ordinary course of business. We believe we have adequate legal defenses and believe that the ultimate outcome of these actions will not have a material effect on our financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

12.  Selected Quarterly Financial Data (Unaudited)

   The following tables set forth certain unaudited financial data for the eight quarters ended December 31, 2001 (in thousands, except per share data). All net income (loss) per share amounts have been restated to reflect the two stock dividends as if these stock dividends had occurred as of the earliest period presented.

                                                Quarter ended
                                --------------------------------------------
                                March 31, June 30, September 30, December 31,
                                  2001      2001       2001          2001
                                --------- -------- ------------- ------------
  Revenues.....................  $35,508  $32,540     $28,201      $28,779
  Income (loss) from operations  $ 2,322  $  (825)    $(3,538)     $(3,046)
  Net income (loss)............  $ 1,663  $(1,093)    $(3,682)     $(3,305)
  Net income (loss) per share:
     Basic.....................  $  0.03  $ (0.02)    $ (0.06)     $ (0.06)
     Diluted...................  $  0.03  $ (0.02)    $ (0.06)     $ (0.06)

                                             Quarter ended
                             ---------------------------------------------
                             March 31, June 30, September 30, December 31,
                               2000      2000       2000          2000
                             --------- -------- ------------- ------------
      Revenues..............  $18,815  $24,417     $29,505      $34,527
      Income from operations  $ 1,150  $   823     $ 1,938      $ 3,186
      Net income............  $ 1,140  $   624     $ 1,315      $ 2,320
      Net income per share:
         Basic..............  $  0.02  $  0.01     $  0.02      $  0.04
         Diluted............  $  0.02  $  0.01     $  0.02      $  0.04