Form 10-Q
period 2002-03-31
ACTUATE CORP
filed 2002-05-09
CIK 1062478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File No. 0-24607

ACTUATE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-3193197
(State of incorporation)	(I.R.S. Employer Identification No.)

701 Gateway Boulevard
South San Francisco, California 94080
(650) 837-2000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Former name, former address and former fiscal year, if changed since last report:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of March 31, 2002
Common Stock, par value $.001 per share	60,535,333

ACTUATE CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,645	$34,660
Short-term investments	21,025	5,147
Accounts receivable, net	28,245	28,870
Other current assets	4,063	4,251

Total current assets	74,978	72,928
Property and equipment, net	11,383	12,387
Goodwill, net	21,123	18,787
Other intangible assets, net	8,274	11,701
Other assets	1,700	1,588

	$117,458	$117,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,463	$3,621
Accrued compensation	5,159	5,976
Other accrued liabilities	8,191	11,146
Deferred revenue	23,927	23,978
Income tax payable	17	64

Total current liabilities	42,757	44,785

Long-term liabilities	1,529	1,529
Stockholders’ equity:
Common stock	61	60
Additional paid-in capital	91,214	88,701
Deferred stock compensation	(117)	(199)
Accumulated other comprehensive income	(466)	(214)
Accumulated deficit	(17,520)	(17,271)

Total stockholders’ equity	73,172	71,077

	$117,458	$117,391

(1)
The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
License fees	$16,906	$23,759
Services	11,895	11,749

Total revenues	28,801	35,508

Costs and expenses:
Cost of license fees	557	619
Cost of services	6,252	7,741
Sales and marketing	13,321	16,258
Research and development	4,847	4,420
General and administrative	3,321	2,087
Amortization of goodwill and other intangibles	1,091	2,061

Total costs and expenses	29,389	33,186

Income (loss) from operations	(588)	2,322
Interest and other income, net	189	339

Income (loss) before income taxes	(399)	2,661
Benefit (provision) for income taxes	150	(998)

Net income (loss)	$(249)	$1,663

Basic net income (loss) per share	$0.00	$0.03

Shares used in basic per share calculation	60,315	58,094

Diluted net income (loss) per share	$0.00	$0.03

Shares used in diluted per share calculation	60,315	63,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2002	2001
Operating activities
Net income (loss)	$(249)	$1,663
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	82	14
Amortization of goodwill in 2001 and other intangibles	1,091	2,061
Depreciation	1,121	803
Changes in operating assets and liabilities:
Accounts receivable	625	(1,883)
Other current assets	188	(324)
Accounts payable	1,842	1,367
Accrued compensation	(817)	(1,775)
Other accrued liabilities	(922)	(1,307)
Income taxes payable	(47)	746
Deferred revenue	(51)	1,024

Net cash provided by operating activities	2,863	2,389

Investing activities
Purchases of property and equipment	(117)	(583)
Proceeds from maturity of short-term investments	4,050	—
Purchase of short-term investments	(19,928)	—
Final purchase price payment in connection with Open Software Technology, LLC	(2,033)	—
Net change in other assets	(112)	(158)

Net cash used in investing activities	(18,140)	(741)

Financing activities
Proceeds from issuance of common stock	2,514	4,564

Net cash provided by financing activities	2,514	4,564

Net increase (decrease) in cash and cash equivalents	(12,763)	6,212
Effect of exchange rate on cash	(252)	(108)
Cash and cash equivalents at the beginning of the period	34,660	26,928

Cash and cash equivalents at the end of the period	$21,645	$33,032

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

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 19, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months ended March 31, 2002 are not necessarily indicative of operating results for the full fiscal year.

Revenue Recognition

Revenues from license fees from sales of software products directly to end-user customers or indirect channel partners are recognized as revenues after execution of a non-cancelable signed license agreement or receipt of a definitive purchase order, and shipment of the product, if no vendor obligations remain, there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, and collection of the license fee is considered probable. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Our products do not require significant customization. The majority of end-user license revenues are derived from end-user customer orders for specific individual products. These types of transactions are recognized as revenues upon shipment of product, assuming that all other revenue recognition criteria are met. Advance payments from end-users, in arrangements in which the end-user customer has the right to future unspecified products, are deferred and recognized as revenues ratably over the period, typically one year, during which the end-user is entitled to receive the products. If the license agreement contains extended payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due, assuming that all other revenue recognition criteria are met.

License arrangements with e.Business Application Partners are for specified duration and require that such vendors only license our products to their customers for use with such vendor’s application. Furthermore, license arrangements with distributors give such distributors the right to distribute our

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products to customers headquartered in specified territories. License arrangements with indirect channel partners such as e.Business Application Partners, system integrators and distributors generally take the form of arrangements pursuant to which a license fee is paid to us, which we recognize as revenues when no further obligations remain, provided that the fees are fixed or determinable and collection of the resulting receivables is deemed probable. We have also entered into certain fixed price arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and resale of the licensed software for a specified term and pursuant to which license fee revenues are deferred and recognized on a straight-line basis over the term of the license agreement.

In certain situations where customers have received payment terms outside of our customary standard terms but within one year, we have recognized revenues upon delivery, provided that we have collected all payments as due under comparable arrangements, without providing concession, in the past.

We have not established vendor specific objective evidence of fair value (“VSOE”) for license sales and therefore we recognize revenues from arrangements with multiple elements involving software licenses under the residual method as outlined in Statement of Position No. 97-2 “Software Revenue Recognition.” To the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements.

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

Impairment of Long-Lived Assets

In October 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. There were no long-lived assets that were considered to be impaired during the periods presented.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net income (loss)	$(249)	$1,663

Denominator:
Weighted-average common shares outstanding	60,342	58,297
Weighted-average shares subject to repurchase	(27)	(203)

Denominator for basic income (loss) per share	60,315	58,094
Weighted-average shares subject to repurchase	—	203
Weighted-average employee stock options outstanding	—	5,256

Denominator for diluted income (loss) per share	60,315	63,553

Basic net income (loss) per share	$0.00	$0.03

Diluted net income (loss) per share	$0.00	$0.03

The total number of potential common shares excluded from the calculation of diluted net loss per share was 3.3 million for the three months ended March 31, 2002, because their effect would be anti-dilutive.

Comprehensive Income

Comprehensive income includes foreign currency translation gains that have been previously excluded from net income and reflected instead in equity. A summary of comprehensive income follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$(249)	$1,663
Foreign currency translation adjustment, net of tax effect	(157)	(108)

Comprehensive income (loss)	$(406)	$1,555

2.    Goodwill and Other Intangible Assets

On June 29, 2001, the FASB issued SFAS 141, “Business Combinations,” which eliminates the pooling of interest method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. As of January 1, 2002, we adopted this accounting standard.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, as of January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. We will complete its transitional impairment test during the quarter ending June 30, 2002.

In accordance with SFAS 142, we discontinued the amortization of goodwill effective January 1, 2002. In addition, we recharacterized $4.1 million of acquired workforce, which is no longer defined as acquired intangible assets under SFAS 141, as goodwill. Accordingly, no acquired workforce amortization was recognized during the three months ended March 31, 2002.

Goodwill and intangible assets with indefinite lives consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Goodwill	$29,599	$29,599
Workforce (reclassified as goodwill)	4,086	—

Subtotal	33,685	29,599
Accumulated amortization	(12,562)	(10,812)

Goodwill and workforce, net	$21,123	$18,787

A reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization, net of income tax effect, is summarized below (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Net income (loss) as reported	$(249)	$1,663
Add back: Goodwill amortization	—	822
Add back: Workforce amortization	—	124

Adjusted net income (loss)	$(249)	$2,609

Basic net income (loss) per share:
Net income (loss) per share as reported	$0.00	$0.03
Add back: Goodwill amortization	—	0.01
Add back: Workforce amortization	—	0.00

Adjusted net income (loss) per share	$0.00	$0.04

Diluted net income (loss) per share:
Net income (loss) per share as reported	$0.00	$0.03
Add back: Goodwill amortization	—	0.01
Add back: Workforce amortization	—	0.00

Adjusted net income (loss) per share	$0.00	$0.04

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets consist of the following (in thousands):

	As of March 31, 2002			As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$10,600	$(6,500)	$4,100	$10,600	$(5,742)	$4,858
Workface (reclassified as goodwill)	—	—	—	4,086	(1,750)	2,336
Purchased technologies	3,610	(762)	2,848	3,610	(537)	3,073
Non-compete agreements	1,030	(257)	773	1,030	(192)	838
Trademark	700	(147)	553	700	(104)	596

	$15,940	$(7,666)	$8,274	$20,026	$(8,325)	$11,701

Amortization expense of other intangible assets was $1.1 million and $745,000 for the three months ended March 31, 2002 and 2001, respectively. The estimated amortization expense for the years ending December 31, is summarized as follows (in thousands):

Amortization Amount
Fiscal Year
2002	$3,985
2003	2,838
2004	1,806
2005	736

$9,365

3.    Income Taxes

The interim quarterly tax (provision) or benefit was computed using the expected annual effective tax rate multiplied by the quarterly operating result. The expected annual effective tax rate takes into account the effect of nondeductible amortization expense of intangible assets and other nondeductible items.

4.    Geographic Information

Our primary operations are located in the United States. Revenues outside of North America come primarily from Europe and other Asia Pacific region. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Revenues:
North America	$21,135	$27,567
Europe	5,629	6,474
Asia Pacific and others	2,037	1,467

	$28,801	$35,508

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Contingencies

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 19, 2002.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate’s expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate’s current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in the section titled “Risk Factors That May Affect Future Results” in this Form 10-Q.

Overview

We are a leading provider of Information Delivery software products and services for e.Business. Our e.Reporting software products enable organizations to deliver high-value business information to the Internet for use by customers, employees and partners.

We sell software products through two primary means: (i) directly to end-user customers through our direct sales force and (ii) through Channel Partners such as e.Business application vendors, resellers and distributors. e.Business application vendors generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other Channel Partners resell our software products to end-user customers. Our revenues are derived primarily from license fees for software products and fees for services relating to such products, including software maintenance and support, consulting and training.

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

Revenue Recognition.    Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, as discussed in Note 1 to Condensed Consolidated Financial Statements, in measuring revenues; however, certain judgments affect the application of our revenue policy. For example, we are required to exercise judgment in evaluating risk of concession when payments terms are beyond normal credit period of net 30 days. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We also record a small provision for estimated sales returns on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenues could be overstated.

Goodwill and Other Intangible Assets.    We have significant intangible assets, including goodwill. The determination of estimated useful lives and whether or not these assets are impaired involves significant judgments. We periodically evaluate acquired goodwill and intangible assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performances of the acquired assets. In assessing the recoverability of these assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates and related assumptions change in the future, significant impairment charges may be recorded in future periods.

Allowance for Doubtful Accounts.    The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance for Deferred Tax Assets.    A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income or reduce loss and increase shareholder’s equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2002	2001
Revenues:
License fees	59%	67%
Services	41	33

Total revenues	100	100

Costs and expenses:
License fees	2	2
Services	22	22
Sales and marketing	46	46
Research and development	17	12
General and administrative	12	6
Amortization of goodwill and other intangibles	4	5

Total costs and expenses	103	93

Income (loss) from operations	(3)	7
Interest and other income, net	1	1

Income (loss) before income taxes	(2)	8
Benefit (provision) for income taxes	1	(3)

Net income (loss)	(1)%	5%

Revenues

Total revenues decreased 19% from $35.5 million for the quarter ended March 31, 2001 to $28.8 million for the quarter ended March 31, 2002. Sales outside of North America were $7.7 million, or 27% of total revenues for the first quarter of 2002, compared to $7.9 million, or 22% of total revenues for the first quarter of 2001. We believe that weak economic conditions in North America and Europe have caused our customers and prospective customers to significantly decrease spending on information technology. We currently expect weak economic conditions and reduced information technology spending to continue at least through the second quarter of fiscal 2002.

License fees.    Revenues from license fees decreased 29% from $23.8 million for the first quarter of 2001 to $16.9 million for the first quarter of 2002. The decrease in license fee revenues for the quarter was primarily due to weaken economic conditions in North America and Europe. As a percentage of total revenues, license fee revenues decreased from 67% in the first quarter of 2001 to 59% in the first quarter of 2002.

Services.    Service revenues increased 1% from $11.7 million for the first quarter of 2001 to $11.9 million for the first quarter of 2002. The increase in service revenues was primarily due to a slight increase in the installed base of customers receiving ongoing maintenance and support. As a percentage of total revenues, service revenues increased from 33% in the first quarter of 2001 to 41% in the first quarter of 2002.

Costs and expenses

Cost of License fees.    Cost of license fees consists primarily of production and packaging costs, localization costs, facility costs and personnel and related costs. Cost of license revenues decreased from $619,000, or 3% of revenues from license fees, for the first quarter of 2001 to $557,000, or 3% of revenues from license fees, for the first quarter of 2002. The decrease in absolute dollars was primarily due to fulfilling a fewer number of orders during the quarter. We expect our cost of license fees as a percentage of revenues from license fees to be approximately 3% of revenues from license fees for the remainder of fiscal 2002.

Cost of Services.    Cost of service consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of service decreased from $7.7 million, or 66% of service revenues, for the first quarter of 2001 to $6.3 million, or 53% of service revenues, for the first quarter of 2002. The decrease as a percentage of services revenues was primarily due to an increase in on-going maintenance and support revenues and decreased contracting with third-party consultants to support our customers’ professional service needs. The decrease in absolute dollars was primarily due to a decrease in consulting and training revenues. We expect our cost of services as a percentage of services revenues will decrease because we intend to continue to utilize our own personnel to perform a significant portion of the consulting and training services.

Sales and marketing.    Sales and marketing expenses consist primarily of compensation, promotional expenses, travel and entertainment, and facility costs. Sales and marketing expenses decreased from $16.3 million, or 46% of total revenues for the first quarter of 2001 to $13.3 million, or 46% of total revenues for the first quarter of 2002. The decrease in absolute dollars was primarily due to reduction of sales and marketing personnel, lower sales commissions associated with decreased revenues and reduced marketing program activities. We currently expect our sales and marketing expenses as a percentage of total revenues to be in about the same range for the remainder of the fiscal year.

Research and development.    Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased from $4.4 million, or 12% of total revenues for the first quarter of 2001 to $4.8 million, or 17% of total revenues for the first quarter of 2002. The increase in research and development expenses in absolute dollars was primarily due to the hiring of additional engineering personnel and consultants. The increase as a percentage of total revenues was due to decline in our total revenues in the first quarter of 2002 as compared to the first quarter of 2001. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and we expect research and development expenses in absolute dollars will continue to increase in future periods.

General and administrative.    General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems, general management, legal and accounting expenses, as well as idle facility cost. General and administrative expenses increased from $2.1 million, or 6% of total revenues for the first quarter of 2001 to $3.3 million, or 12% of total revenues for the first quarter of 2002. The increases in general and administrative expenses in both absolute dollars and as a percentage of total revenues were primarily due to increased personnel and related costs as well as an increase in legal expenses. Our expenses for the first quarter of 2002 included approximately $935,000 in facility expenses for a building that is currently unoccupied. We will continue to evaluate our future plans for this building and other facilities. If we reach a decision to abandon any of these facilities, we may have to accrue significant charges for the payments due under the remaining non cancelable lease terms, net of anticipated sub-lease income, and for the write-down in leasehold improvements and construction in progress. Such charges may be material and may involve significant use of cash if we choose to pay a settlement fee to exit any abandoned facility. We believe that general and administrative expenses will continue to increase in absolute dollars in future periods as we hire additional personnel to support expanding international operations.

Amortization of goodwill and other intangibles.    On January 1, 2002, we implemented SFAS 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. In the three-month period ended March 31, 2002, we recorded a charge of $1.1 million for the amortization of other purchased intangibles relating to these acquisitions, as compared to $2.1 million of amortization of goodwill and other purchased intangibles for the same period in 2001. In accordance with SFAS 142, we discontinued the amortization of goodwill effective January 1, 2002. In addition, we recharacterized $4.1 million of acquired workforce, which is no longer defined as acquired intangible assets under SFAS 141, as goodwill. Accordingly, no acquired workforce amortization was recognized during the three months ended March 31, 2002.

Amortization of goodwill was nil and $1.3 million for the three-month periods ended March 31, 2002 and 2001, respectively. The decrease in the amortization of goodwill is due to the adoption of SFAS 142. Amortization of other intangible assets was $1.1 million and $745,000 for the three-month periods ended March 31, 2002 and 2001, respectively. The increase in the amortization of other intangible assets was due to acquisition of Tidestone Technologies, Inc. in the second quarter of 2001.

Interest and Other Income, Net

Interest and other income, net, are comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three months ended March 31, 2002 were $189,000 compared with interest and other income, net of $339,000 for the three months ended March 31, 2001. The decrease was primarily due to lower interest rates received on our investments.

Benefit (provision) for Income Taxes

We recorded an income tax benefit of $150,000 in the three months ended March 31, 2002 and income tax provision of $998,000 in the three months ended March 31, 2001. We anticipate a 37.5% effective tax rate for 2002 and the effective tax rate used for three months ended March 31, 2001 was 37.5%. The expected annual tax rate takes into consideration of the nondeductible amortization expense for the intangible assets acquired in various corporate acquisitions and other nondeductible items. The net income tax benefit reflects the effect of the pretax operating loss for the three-month period ended March 31, 2002. Unanticipated events may occur during the remaining periods of this fiscal year that would cause revision of the expected effective tax rate.

Liquidity and Capital Resources

As of March 31, 2002, we had cash, cash equivalents and short-term investments of $42.7 million, an increase of $2.9 million from $39.8 million at December 31, 2001; and $32.2 million in net working capital, an increase of $4.1 million from $28.1 million at December 31, 2001.

Cash from operating activities.    Net cash provided by operating activities was $2.9 million in the three months ended March 31, 2002, compared to $2.4 million in the three months ended March 31, 2001. For the three months ended March 31, 2002, cash provided by operating activities was primarily due to non-cash items of amortization and depreciation and increase in accounts payable, that were offset by net loss and decreases in accrued compensation and other accrued liabilities. Net cash provided from operating activities in the three months ended March 31, 2001 was primarily due to increases in net income as adjusted for amortization and depreciation and deferred revenue, that were offset by decreases in accounts receivable, accrued compensation and other accrued liabilities.

Cash used in investing activities.    Net cash used in investing activities was $18.1 million in the three months ended March 31, 2002, compared to $741,000 in the three months ended March 31, 2001. For the three months ended March 31, 2002, net cash used in investing activities was primarily due to purchases of short-term investments and the final purchase price payment related to acquisition of Open Software Technology, LLC, that were offset by the proceeds received from maturity of short-term investments. For the three months ended March 31, 2001, net cash used in investing activities was primarily due to purchases of fixed assets.

Cash from financing activities.    Net cash provided by financing activities were $2.5 million and $4.6 million in the three months ended March 31, 2002 and 2001, respectively. During both periods, net cash provided by financing activities was from the proceeds in connection with the issuance of common stock under the employee stock purchase plan and stock option plans.

We believe that our current cash balances and any cash generated from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the purchase of the remaining interest of our subsidiary in Japan, or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

The susceptibility of our operating results to significant fluctuations makes any prediction, including our estimates, of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

—	demand for our products;

—	the size and timing of significant orders for our products;

—	a slow down or a decrease in spending on information technology by our current and/or prospective customers;

—	general domestic and international economic and political conditions;

—	sales cycles and sales performance of our indirect channel partners;

—	continued successful relationships and the establishment of new relationships with e.Business application vendors;

—	the management and expansion of our international operations;

—	changes in our level of operating expenses and our ability to control costs;

—	ability to make new products commercially available in a timely manner;

—	budgeting cycles of our customers;

—	changes in pricing policies by us or our competitors;

—	failure to successfully manage acquisitions made by us;

—	defects in our products and other product quality problems; and

—	failure to meet hiring needs and unexpected personnel changes.

Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Booking of orders in the third quarter of 2001 was negatively impacted by the September 11th terrorist attacks and future terrorists acts or war-time conditions are likely to impact the booking of orders in future periods. Furthermore, several factors may require us, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

—	whether the license agreement includes both software products that are then currently available and software products or other enhancements that are still under development;

—	whether the license agreement relates entirely or partly to then currently undeliverable software products;

—	whether the license agreement requires the performance of services that may preclude revenue recognition until successful completion of such services; and

—	whether the license agreement includes acceptance criteria that may preclude revenue recognition prior to customer acceptance.

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

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as our e.Business Application Partners, distributors and systems integrators. Our revenues from license fees resulting from sales through indirect channel partners were approximately 38% for the first three months of 2002, 50% in fiscal 2001 and 45% in fiscal 2000. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force and in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of our strategy is to embed our technology in products offered by software application vendors for resale or as a hosted application to such vendors’ customers and end-users. We intend to seek additional distribution arrangements with other software application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our e.Business Application Partners experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

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

Because the Sales Cycles of Our Products are Lengthy and Variable, Our Quarterly Results May Fluctuate.

The purchase of our products by our end-user customers for deployment within the customer’s organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer’s internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations as well as general economic and political events. The sales cycle for an initial order of our products is typically 3 to 6 months and the sales cycle associated with a follow-on large scale deployment of our products typically extends for another 6 to 9 months or longer. We may experience longer sales cycles in the future. Additionally, sales cycles for sales of our products to e.Business Application Partners tend to be longer, ranging from 6 to 24 months or more and may involve convincing the vendor’s entire organization that our products are the appropriate Information Delivery software for the vendor’s application. This time period does not include the sales and implementation cycles of such vendor’s own products, which are typically significantly longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end-user customers or our indirect channel partners could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

If we Fail to Expand Our International Operations Our Business Would Be Seriously Harmed.

During the first three months of 2002 and fiscal years 2001 and 2000, we derived 27%, 23% and 15% of our total revenues, respectively, from sales outside North America. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

We May Make Future Acquisitions and Acquisitions Involve Numerous Risks

Our business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and expand our distribution channels and professional services organization. One of the ways we have addressed and will continue to address these issues is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

—	difficulties in integration of the operations, technologies, and products of the acquired companies;

—	the risk of diverting management’s attention from normal daily operations of the business;

—	negative impact to our financial condition and results of operations resulting from combining the acquired company’s financial condition and results of operations with our financial statements;

—	risks of entering markets in which we have no or limited direct prior experience; and

—	the potential loss of key employees of the acquired company.

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

We May not be Able to Compete Successfully Against Current and Future Competitors.

Our market is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in five principal forms:

—	direct competition from current or future software vendors such as Business Objects S.A., Crystal Decisions (a subsidiary of Seagate Technology, LLC.), and Brio Technology, Inc.;

—	indirect competition from vendors of Business Intelligence tools such as Cognos, Inc., MicroStrategy Incorporated and Microsoft that integrate reporting functionality with such tools;

—	indirect competition from e.Business software vendors such as SAP and Oracle, to the extent they include Information Delivery functionality in their applications;

—	competition from other e.Business software vendors and Internet development tool vendors; and

—
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

Our Litigation With Microstrategy Could Have a Material Adverse Effect on Our Business, Operating Results and Financial Condition

In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Inc. The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information and soliciting MicroStrategy employees. The complaint seeks injunctive relief and damages. Although Actuate believes the lawsuit is without merit and intends to defend this case vigorously the potential effects on our business, operating results and financial condition may include the following:

—	we could be forced to stop selling our products;

—	we will incur substantial litigation costs in defense of this lawsuit;

—	we may be required to indemnify our customers;

—	we may have to use significant engineering resources to redesign our products as a result of this lawsuit;

—	we may be required to enter into a licensing agreement with MicroStrategy containing terms that are unfavorable to us;

—	we will be forced to commit significant engineering and management resources to resolve this lawsuit.

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

There are Management and Operational Risks Associated with Our International Operations That Could Seriously Harm Our Business.

A substantial portion of Actuate’s revenues is derived from international sales. During the first three months of 2002 and fiscal years 2001 and 2000, sales outside North America accounted for 27%, 23% and 15% of our total revenues, respectively. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

—	political and economic instability;

—	difficulty in managing an organization spread across many countries;

—	multiple and conflicting tax laws and regulations;

—	costs of localizing products for foreign countries;

—	difficulty in hiring employees in foreign countries;

—	trade laws and business practices favoring local competition;

—	dependence on local vendors;

—	compliance with multiple, conflicting and changing government laws and regulations;

—	longer sales and payment cycles;

—	import and export restrictions and tariffs;

—	difficulties in staffing and managing foreign operations;

—	greater difficulty or delay in accounts receivable collection; and

—	foreign currency exchange rate fluctuations.

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

If the protection of Our Proprietary Rights is Inadequate, Our Business Could Be Seriously Harmed.

We have two issued and two pending U.S. patents and we rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to shrink-wrap or signed license agreements, which impose certain restrictions on licensees’ ability to utilize the software.

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

Intellectual Property Claims Against Us Can Be Costly and Could Result in the Loss of Significant Rights.

Third parties may claim that our current or future products infringe such parties’ intellectual property rights. We expect Information Delivery software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business, operating results and financial condition.

Our Common Stock Price May Be Volatile, Which Could Result in Substantial Losses for Stockholders.

The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

—	changes in the economic and political conditions in the United States and abroad;

—	actual or anticipated fluctuations in our operating results;

—	terrorist attacks or war-time conditions;

—	announcements of technological innovations;

—	new products or new contracts announced by us or our competitors;

—	litigation;

—	developments with respect to copyrights or proprietary rights;

—	price and volume fluctuations in the stock market;

—	conditions and trends in the software and other technology industries;

—	changes in corporate purchasing of Information Delivery software;

—	the announcement of mergers or acquisitions;

—	adoption of new accounting standards affecting the software industry;

—	changes in financial estimates by securities analysts; and

—	the purchase or sale of our common stock by “day traders.”

In addition, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against such company. If we are involved in such litigation, it could result in substantial costs and a diversion of management’s attention and resources and could harm our business, operating results and financial condition.

Certain of Our Charter Provisions and Delaware Law, May Prevent or Deter a Change in Control of Actuate.

Actuate’s Certificate of Incorporation, as amended and restated (the “Certificate of Incorporation”), and Bylaws, as amended and restated (“Bylaws”), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of Actuate or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions authorizing the issuance of “blank check” preferred stock and eliminating the ability of stockholders to act by written consent. In addition, certain provisions of Delaware law and our stock option plans may also have the effect of discouraging, delaying or preventing a change in control of Actuate or unsolicited acquisition proposals. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of our common stock.

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

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

None.

(b)  Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2002.

ACTUATE CORPORATION (Registrant)

By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau Chief Financial Officer, Senior Vice President of Finance (Principal Financial and Accounting Officer)