Form 10-Q
period 2002-06-30
ACTUATE CORP
filed 2002-08-12
CIK 1062478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes  ☒        No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of June 30, 2002
Common Stock, par value $.001 per share	60,656,407

ACTUATE CORPORATION

PART I.    Financial Information

Item 1.    Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002 (unaudited)	December 31, 2001(1)
ASSETS
Current assets:
Cash and cash equivalents	$16,273	$34,660
Short-term investments	28,169	5,147
Accounts receivable, net	25,992	28,870
Other current assets	4,261	4,251

Total current assets	74,695	72,928
Property and equipment, net	10,656	12,387
Goodwill, net	21,123	18,787
Other intangible assets, net	7,372	11,701
Other assets	1,546	1,588

	$115,392	$117,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,554	$3,621
Accrued compensation	4,344	5,976
Other accrued liabilities	8,381	11,146
Deferred revenue	22,099	23,978
Income tax payable	—	64

Total current liabilities	40,378	44,785

Long-term liabilities	1,361	1,529

Stockholders’ equity:
Common stock	61	60
Additional paid-in capital	91,447	88,701
Deferred stock compensation	(94)	(199)
Accumulated other comprehensive (loss)	(220)	(214)
Accumulated deficit	(17,541)	(17,271)

Total stockholders’ equity	73,653	71,077

	$115,392	$117,391

(1)
The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License fees	$13,964	$20,286	$30,870	$44,045
Services	13,549	12,254	25,444	24,003

Total revenues	27,513	32,540	56,314	68,048

Costs and expenses:
Cost of license fees	503	541	1,060	1,160
Cost of services	6,422	7,355	12,674	15,096
Sales and marketing	11,619	15,188	24,940	31,446
Research and development	4,968	4,679	9,815	9,099
General and administrative	3,306	2,699	6,627	4,786
Amortization of goodwill and other intangibles	902	2,406	1,993	4,467
Restructuring costs	—	497	—	497

Total costs and expenses	27,720	33,365	57,109	66,551

Income (loss) from operations	(207)	(825)	(795)	1,497
Interest and other income, net	173	332	362	671

Income (loss) before income taxes	(34)	(493)	(433)	2,168
(Provision) benefit for income taxes	13	(600)	163	(1,598)

Net income (loss)	$(21)	$(1,093)	$(270)	$570

Basic net income (loss) per share	$0.00	$(0.02)	$0.00	$0.01

Shares used in basic per share calculation	60,570	59,032	60,443	58,563

Diluted net income (loss) per share	$0.00	$(0.02)	$0.00	$0.01

Shares used in diluted per share calculation	60,570	59,032	60,443	63,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities
Net income (loss)	$(270)	$570
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,309	1,806
Amortization of deferred compensation	105	28
Amortization of goodwill (in 2001) and other intangibles	1,993	4,467
Changes in operating assets and liabilities:
Accounts receivable	2,878	1,560
Other current assets	(10)	(1,421)
Accounts payable	1,933	1,042
Accrued compensation	(1,632)	(2,421)
Other accrued liabilities	(732)	(1,499)
Deferred revenue	(1,879)	811
Income taxes payable	(232)	1,416

Net cash provided by operating activities	4,463	6,359

Investing activities
Purchases of property and equipment	(578)	(4,827)
Proceeds from maturity of short-term investments	7,048	—
Final purchase price payment of OST acquisition	(2,033)	—
Purchases of short-term investments	(30,070)	—
Acquisition of Tidestone Technologies, Inc., net of cash assumed	—	(138)
Net change in other assets	42	(123)

Net cash used in investing activities	(25,591)	(5,088)

Financing activities
Proceeds from issuance of common stock	2,747	6,679

Net cash provided by financing activities	2,747	6,679

Net increase (decrease) in cash and cash equivalents	(18,381)	7,950
Effect of exchange rate on cash	(6)	(197)
Cash and cash equivalents at the beginning of the period	34,660	26,928

Cash and cash equivalents at the end of the period	$16,273	$34,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of Actuate Corporation are unaudited, but include all normal recurring and non-recurring adjustments which we believe to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The non-recurring adjustments include the restructuring charges recorded in the second quarter of 2002, which consisted entirely of severance payments, payroll taxes and extended medical benefits in connection with the reduction of our worldwide workforce. The preparation of the financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite our best effort to establish good faith estimates and assumptions, actual results may differ.

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 19, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of operating results for the full fiscal year.

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

In certain situations where customers have received payment terms outside of our customary standard terms but within one year, we have recognized revenues upon delivery, provided that we have, in the past, collected all payments as due under comparable arrangements, without providing significant concessions.

We have not established vendor specific objective evidence of fair value (“VSOE”) for license fees and therefore we recognize revenues from arrangements with multiple elements involving software licenses under the residual method as outlined in Statement of Position No. 97-2 “Software Revenue Recognition.” To the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements.

Service revenues consist of maintenance, consulting, training, and related services that we provide to our customers. Revenues from such services are generally recognized when performed. If services are included with a license agreement, amounts related to services are unbundled from the license fee based on VSOE as established by transactions where such services have been sold separately. When we provide a software license and the related maintenance for one bundled price, the fair value of the maintenance, based on the price charged for that element separately, is deferred and recognized ratably over the term of the respective agreement.

Impairment of Long-Lived Assets

In October 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 was adopted as of January 1, 2002. There was no impact on its adoption. Furthermore, there were no long-lived assets that were considered to be impaired during the periods presented.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income (loss)	$(21)	$(1,093)	$(270)	$570

Denominator:
Weighted—average common shares outstanding	60,594	59,204	60,468	58,751
Weighted—average shares subject to repurchase	(24)	(172)	(25)	(188)

Denominator for basic income (loss) per share	60,570	59,032	60,443	58,563
Weighted—average shares subject to repurchase	—	—	—	188
Weighted—average employee stock options outstanding	—	—	—	4,535

Denominator for diluted income (loss) per share	60,570	59,032	60,443	63,286

Basic net income (loss) per share	$0.00	$(0.02)	$0.00	$0.01

Diluted net income (loss) per share	$0.00	$(0.02)	$0.00	$0.01

The total number of common shares excluded from the calculation of diluted net income (loss) per share was 2.9 million and 4.0 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2001 and 2002, the number of shares excluded was 3.1 million and nil, respectively. These shares were excluded because their effect would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and losses that have been previously excluded from net income (loss) and reflected instead in equity. A summary of comprehensive income (loss) follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(21)	$(1,093)	$(270)	$570
Foreign currency translation adjustment, net of tax effect	154	(55)	(4)	(122)

Comprehensive income (loss)	$133	$(1,148)	$(274)	$448

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

In accordance with SFAS 142, we discontinued the amortization of goodwill effective January 1, 2002. In addition, we reclassified $4.1 million of acquired workforce, which is no longer defined as an acquired intangible asset under SFAS 141, as goodwill.

The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adopting the accounting standard, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. During the quarter ended June 30, 2002, we completed the transitional impairment test, which did not result in an impairment of recorded goodwill.

Goodwill and intangible assets with indefinite lives consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Goodwill	$29,599	$29,599
Workforce (reclassified as goodwill)	4,086	—

Subtotal	33,685	29,599
Accumulated amortization	(12,562)	(10,812)

Goodwill, net	$21,123	$18,787

A reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization, net of income tax effect, is summarized below (in thousands, except per share data):
	Three Months Ended June, 30		Six Months Ended June, 30
	2002	2001	2002	2001
Net income (loss) as reported	$(21)	$(1,093)	$(270)	$570
Add back: Goodwill amortization	—	933	—	1,755
Add back: Workforce amortization	—	136	—	261

Adjusted net income (loss)	$(21)	$(24)	$(270)	$2,586

Basic net income (loss) per share:
Net income (loss) per share as reported	$0.00	$(0.02)	$0.00	$0.01
Add back: Goodwill amortization	—	0.02	—	0.03
Add back: Workforce amortization	—	0.00	—	0.00

Adjusted net income (loss) per share	$0.00	$0.00	$0.00	$0.04

Diluted net income (loss) per share:
Net income (loss) per share as reported	$0.00	$(0.02)	$0.00	$0.01
Add back: Goodwill amortization	—	0.02	—	0.03
Add back: Workforce amortization	—	0.00	—	0.00

Adjusted net income (loss) per share	$0.00	$0.00	$0.00	$0.04

Other intangible assets consist of the following (in thousands):

	As of June 30, 2002			As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$10,600	$(7,068)	$3,532	$10,600	$(5,742)	$4,858
Workforce (reclassified as goodwill)	—	—	—	4,086	(1,750)	2,336
Purchased technologies	3,610	(988)	2,622	3,610	(537)	3,073
Non-compete agreements	1,030	(321)	709	1,030	(192)	838
Trademark	700	(191)	509	700	(104)	596

	$15,940	$(8,568)	$7,372	$20,026	$(8,325)	$11,701

Amortization expense of other intangible assets was $2.0 million and $1.2 million for the six months ended June 30, 2002 and 2001, respectively. The estimated amortization expense for the years ending December 31, is summarized as follows (in thousands):

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

4.    Geographic Information

Our primary operations are located in the United States. Revenues outside of North America come primarily from Europe and the Asia Pacific region. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
North America	$20,846	$25,966	$41,981	$53,533
Europe	5,290	5,032	10,919	11,506
Asia Pacific and others	1,377	1,542	3,414	3,009

	$27,513	$32,540	$56,314	$68,048

5.    Contingencies

In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Incorporated (“MicroStrategy”). The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information and soliciting MicroStrategy employees. The complaint seeks injunctive relief and damages. A trial date has been set for November 4, 2002. Actuate believes the lawsuit is without merit and intends to defend this case vigorously.

We are also engaged in certain other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

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

Critical Accounting Policies and Estimates

General.    Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On a regular basis, we evaluate estimates, including those related to bad debts, intangible assets and income taxes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, as discussed in Note 1 to Condensed Consolidated Financial Statements, in measuring revenues; however, certain judgments affect the application of our revenue policy. For example, we are required to exercise judgment in evaluating risk of concession when payments terms are beyond our normal credit period of net 30 days. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized. We also record a provision for estimated sales returns on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenues could be overstated.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License fees	51%	62%	55%	65%
Services	49	38	45	35
Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	2	2	2	2
Cost of services	23	23	23	22
Sales and marketing	42	47	44	46
Research and development	18	14	17	13
General and administrative	12	8	12	7
Amortization of goodwill and other intangibles	3	7	3	7
Restructuring costs	—	2	—	1

Total costs and expenses	100	103	101	98

Income (loss) from operations	0	(3)	(1)	2
Interest and other income, net	0	1	1	1

Income (loss) before income taxes	0	(2)	0	3
(Provision) benefit for income taxes	0	(2)	0	(2)

Net income (loss)	0%	(4)%	0%	1%

Revenues

Total revenues decreased 15% from $32.5 million for the quarter ended June 30, 2001 to $27.5 million for the quarter ended June 30, 2002. Total revenues decreased 17% from $68.0 million for the six months ended June 30, 2001 to $56.3 million for the six months ended June 30, 2002. Sales outside of North America were $6.7 million, or 24% of total revenues for the second quarter of 2002, compared to $6.6 million, or 20% of total revenues for the second quarter of 2001. For the six months ended June 30, 2002, sales outside of North America were $14.3 million, or 25% of total revenues as compared to $14.5 million, or 21% of total revenues for the six months ended June 30, 2001. We believe that continuing weak economic conditions in North America and Europe have caused our customers and prospective customers to significantly decrease spending on information technology. We currently expect weak economic conditions and reduced information technology spending to continue at least through the second half of fiscal 2002.

License fees.    Revenues from license fees decreased 31% from $20.3 million for the second quarter of 2001 to $14.0 million for the second quarter of 2002. For the six months ended June 30, 2002, license fee revenues were $30.9 million, a decrease of 30% over license fee revenues of $44.0 million for the six months ended June 30, 2001. The decrease in license fee revenues for the quarter was primarily due to weak economic conditions in North America and Europe and a corresponding decrease in the demand for our products. As a percentage of total revenues, license fee revenues decreased from 62% in the second quarter of 2001 to 51% in the second quarter of 2002. For the six months ended June 30, 2002, license fee revenues as a percentage of total revenues were 55% compared to 65% for the six months ended June 30, 2001. We are currently forecasting our total revenues for the third quarter of 2002 to be between $26.0 million and $27.0 million.

Services.    Service revenues increased 11% from $12.3 million for the second quarter of 2001 to $13.5 million for the second quarter of 2002. For the six months ended June 30, 2002, service revenues were $25.4 million, an increase of 6% over service revenues of $24.0 million for the six months ended June 30, 2001. The increase in service revenues was primarily due to an increase in the installed base of customers receiving ongoing maintenance and support. As a percentage of total revenues, service revenues increased from 38% in the second quarter of 2001 to 49% in the second quarter of 2002. For the six months ended June 30, 2002, service revenues as a percentage of total revenues were 45% compared to 35% for the six months ended June 30, 2001.

Cost and Expenses

Cost of License fees.    Cost of license fees consists primarily of production and packaging costs, personnel and related costs, and facility costs. Cost of license fees decreased from $541,000, or 3% of revenues from license fees, for the second quarter of 2001 to $503,000, or 4% of revenues from license fees, for the second quarter of 2002. Cost of license fees decreased from $1.2 million, or 3% of revenues from license fees, for the six months ended June 30, 2001 to $1.1 million, or 3% of revenues from license fees for the six months ended June 30, 2002. The decrease in cost of license fees in absolute dollars was primarily due to fulfilling a fewer number of orders during the quarter. We expect our cost of license fees as a percentage of revenues from license fees to be approximately between 3% and 4% of revenues from license fees for the remainder of fiscal 2002.

Cost of Services.    Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services decreased from $7.4 million, or 60% of service revenues, for the second quarter of 2001 to $6.4 million, or 47% of service revenues, for the second quarter of 2002. Cost of services decreased from $15.1 million, or 63% of service revenues, for the six months ended June 30, 2001 to $12.7 million, or 50% of service revenues, for the six months ended June 30, 2002. The decrease in cost of services in absolute dollars and as a percentage of services revenues was primarily due to an increase in on-going maintenance and support revenues and decreased contracting with third-party consultants to support our customers’ professional service needs. We expect our cost of services as a percentage of services revenues will decrease for the remainder of fiscal 2002 because we intend to continue to utilize our own personnel, rather than third-party consultants (which has a higher cost and lower margin), to perform a significant portion of the consulting and training services.

Sales and marketing.    Sales and marketing expenses consist primarily of compensation, promotional expenses, travel and entertainment, and facility costs. Sales and marketing expenses decreased from $15.2 million, or 47% of total revenues for the second quarter of 2001 to $11.6 million, or 42% of total revenues for the second quarter of 2002. Sales and marketing expenses decreased from $31.4 million, or

46% of total revenues for the six months ended June 30, 2001 to $24.9 million, or 44% of total revenues for the six months ended June 30, 2002. The decrease in sales and marketing expenses in absolute dollars was primarily due to reduction of sales and marketing personnel, lower sales commissions associated with decreased revenues and reduced marketing program activities. We currently expect our sales and marketing expenses as a percentage of total revenues to be in about the same range for the remainder of fiscal 2002.

Research and development.    Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with product development. Research and development expenses increased from $4.7 million, or 14% of total revenues for the second quarter of 2001 to $5.0 million, or 18% of total revenues for the second quarter of 2002. Research and development expenses increased from $9.1 million, or 13% of total revenues for the six months ended June 30, 2001 to $9.8 million, or 17% of total revenues for the six months ended June 30, 2002. The increase in research and development expenses in absolute dollars was primarily due to increased engineering personnel cost associated with the completion and release of Actuate Version 6. The increase in research and development expenses as a percentage of total revenues was due to the decline in our total revenues in the second quarter as well as the first six months of 2002 as compared to the same periods of fiscal 2001. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and we expect research and development expenses as a percentage of total revenues to be in about the same range for the remainder of fiscal 2002.

General and administrative.    General and administrative expenses consist primarily of personnel and related costs for finance, staffing, legal, human resources, information systems and general management, as well as idle facility cost. General and administrative expenses increased from $2.7 million, or 8% of total revenues for the second quarter of 2001 to $3.3 million, or 12% of total revenues for the second quarter of 2002. General and administrative expenses increased from $4.8 million, or 7% of total revenues for the six months ended June 30, 2001 to $6.6 million, or 12% of total revenues for the six months ended June 30, 2002. The increases in general and administrative expenses in both absolute dollars and as a percentage of total revenues were primarily due to increased personnel and related costs as well as an increase in legal and bad debt expenses. Our expenses for the second quarter and the first six months of 2002 included approximately $825,000 and $1.8 million in facility expenses for a leased facility that is currently unoccupied. We had recently announced that we made a decision to exit this leased facility and, therefore, will record a one-time charge for this idle facility in the third quarter of 2002. Please refer to the discussion of “Restructuring Costs” below for further details.

Amortization of goodwill and other intangibles.    On January 1, 2002, we implemented SFAS 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. Accordingly, we discontinued the amortization of goodwill effective January 1, 2002. In addition, we reclassified $4.1 million of acquired workforce, which is no longer defined as acquired intangible assets under SFAS 141, as goodwill. As a result, no acquired workforce amortization was recognized during the six months ended June 30, 2002.

The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adopting the accounting standard, any impairments identified must be treated as a cumulative effect of a change in accounting principle. During the quarter ended June 30, 2002, we completed the transitional impairment test, which did not result in an impairment of recorded goodwill.

Amortization of goodwill was $nil for the three-month and six-month periods ended June 30, 2002, as compared to $1.5 million and $2.8 million for the three-month and six-month periods ended June 30, 2001, respectively. The decrease in the amortization of goodwill is due to the adoption of SFAS 142. Amortization of other intangible assets was $902,000 and $906,000 for the three months ended June 30, 2002 and 2001, respectively. For the six-month periods ended June 30, 2002 and 2001, amortization of other intangibles was $2.0 million and $1.7 million, respectively. The increase in amortization of other intangible assets was primarily due to the acquisition of Tidestone Technologies, Inc. during the second quarter of 2001.

Restructuring costs.    During our quarterly conference call held on July 17, 2002, we announced that we would implement a restructuring plan, in the third quarter of 2002, to align our cost structure and operations in light of the economic conditions that we expect to face in the foreseeable future. The restructuring charges will consist of the estimated costs associated with the exit of our idle facility located in South San Francisco, California, and for our worldwide workforce reduction. The idle facility charge will primarily consist of the payments and expenses due under the remaining non-cancelable lease terms, net of anticipated sub-lease income, and for the write-down in leasehold improvements and construction in progress. The workforce reduction charge will primarily consist of severance payments and other payroll related costs. We currently anticipate that our total restructuring charges in the third quarter of 2002 will be in the range of approximately $25.0 to $28.0 million.

The restructuring costs of $497,000 incurred during the second quarter of 2001 consisted entirely of severance payments, payroll taxes and extended medical benefits in connection with the reduction of our worldwide workforce.

Interest and Other Income, Net

Interest and other income, net, are comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three months ended June 30, 2002 were $173,000 as compared with interest and other income, net of $332,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, interest and other income, net, were $362,000 as compared with interest and other income, net of $671,000 for the six months ended June 30, 2001. The decrease was primarily due to lower interest rates received on our investments.

Benefit (provision) for Income Taxes

We recorded an income tax benefit of $13,000 in the three months ended June 30, 2002 and income tax provision of $600,000 in the same period of fiscal 2001. For the six months ended June 30, 2002, we recorded an income tax benefit of $163,000, as compared to an income tax provision of $1.6 million for the same period of fiscal 2001. We anticipate a 37.5% effective tax rate for fiscal 2002 and the effective tax rate used for three months ended June 30, 2002 was 37.5%. The expected annual tax rate takes into consideration of the nondeductible amortization expense for the intangible assets acquired in various corporate acquisitions and other nondeductible items. The net income tax benefit reflects the effect of the pretax operating loss for the three-month and six-month periods ended June 30, 2002. Unanticipated events may occur during the remaining periods of this fiscal year that would cause revision of the expected effective tax rate.

Liquidity and Capital Resources

As of June 30, 2002, we had cash, cash equivalents and short-term investments of $44.4 million, an increase of $4.6 million from $39.8 million at December 31, 2001; and $34.3 million in net working capital, an increase of $6.2 million from $28.1 million at December 31, 2001.

Cash from operating activities.    Net cash provided from operating activities was $4.5 million during the six months ended June 30, 2002, compared to $6.4 million during the six months ended June 30, 2001. For the six-month period ended June 30, 2002, net cash provided by operating activities was primarily due to net loss adjusted by non-cash items of depreciation and amortization, increased collections of accounts receivable and increase in accounts payable, that were offset by decreases in deferred revenues, accrued compensation and other accrued liabilities. Net cash provided from operating activities in the six months ended June 30, 2001 was primarily due to net income as adjusted by non-cash items of amortization and depreciation, increased collections of accounts receivable and increases in accounts payable and income taxes payable, that were offset by decreases in accrued compensation, other accrued liabilities, and other current assets.

Cash used in investing activities.    Net cash used in investing activities was $25.6 million during the six months ended June 30, 2002, compared to $5.1 million during the six months ended June 30, 2001. For the six months ended June 30, 2002, net cash used in investing activities was primarily due to purchases of short-term investments and the final purchase price payment related to the acquisition of Open Software Technology, LLC, that were offset by the proceeds received from the maturity of short-term investments. For the six months ended June 30, 2001, net cash used in investing activities was primarily due to purchases of property and equipment for our South San Francisco facilities.

Cash from financing activities.    Net cash provided by financing activity was $2.7 million and $6.7 million during the six months ended June 30, 2002 and 2001, respectively. During both periods, net cash provided by financing activity represented the proceeds derived from issuance of common stock under the employee stock purchase and stock option plans.

We believe that our current cash balances and any cash generated from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to our stockholders. A portion of our cash may be used to repurchase our common stock, acquire or invest in complementary businesses, including the purchase of the remaining interest of our subsidiary in Japan, or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

The susceptibility of our operating results to significant fluctuations makes any prediction, including our estimates, of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

•	demand for our products;

•	the size and timing of significant orders for our products;

•	a slow down or a decrease in spending on information technology by our current and/or prospective customers ;

•	general domestic and international economic and political conditions;

•	sales cycles and sales performance of our indirect channel partners;

•	continued successful relationships and the establishment of new relationships with e.Business application vendors;

•	the management and expansion of our international operations;

•	changes in our level of operating expenses and our ability to control costs;

•	ability to make new products commercially available in a timely manner;

•	budgeting cycles of our customers;

•	changes in pricing policies by us or our competitors;

•	failure to successfully manage acquisitions made by us;

•	defects in our products and other product quality problems; and

•	failure to meet hiring needs and unexpected personnel changes.

Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Booking of orders in the third quarter of 2001 was negatively impacted by the September 11th terrorist attacks and future terrorists acts or war-time conditions are likely to impact the booking of orders in future periods. Furthermore, several factors may require us, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

•	whether the license agreement includes both software products that are then currently available and software products or other enhancements that are still under development;

•	whether the license agreement relates entirely or partly to then currently undeliverable software products;

•	whether the license agreement requires the performance of services that may preclude revenue recognition until successful completion of such services; and

•	whether the license agreement includes acceptance criteria that may preclude revenue recognition prior to customer acceptance.

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

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as our e.Business Application Partners, distributors and systems integrators. Our revenues from license fees resulting from sales through indirect channel partners were approximately 34% for the first six months of 2002, 46% in fiscal 2001 and 45% in fiscal 2000. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force and in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of our strategy is to embed our technology in products offered by software application vendors for resale or as a hosted application to such vendors’ customers and end-users. We intend to seek additional distribution arrangements with other software application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our e.Business Application Partners experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

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

IF WE FAIL TO EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

During the first six months of 2002 and fiscal years 2001 and 2000, we derived 25%, 23% and 11% of our total revenues, respectively, from sales outside North America. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

WE MAY MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE NUMEROUS RISKS

Our business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and expand our distribution channels and professional services organization. One of the ways we have addressed and will continue to address these issues is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	negative impact to our financial condition and results of operations resulting from combining the acquired company’s financial condition and results of operations with our financial statements;

•	risks of entering markets in which we have no or limited direct prior experience; and

•	the potential loss of key employees of the acquired company.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

Our market is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in five principal forms:

•	direct competition from current or future software vendors such as Business Objects S.A., Crystal Decisions (a subsidiary of Seagate Technology, LLC.), and Brio Technology, Inc.;

•	indirect competition from vendors of Business Intelligence tools such as Cognos, Inc., MicroStrategy Incorporated and Microsoft that integrate reporting functionality with such tools;

•	indirect competition from e.Business software vendors such as SAP and Oracle, to the extent they include Information Delivery functionality in their applications;

•	competition from other e.Business software vendors and Internet development tool vendors; and

•
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

OUR LITIGATION WITH MICROSTRATEGY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Incorporated (“MicroStrategy). The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information and soliciting MicroStrategy employees. The complaint seeks injunctive relief and damages. A trial date has been set for November 4, 2002. Although Actuate believes the lawsuit is without merit and intends to defend this case vigorously the potential effects on our business, operating results and financial condition may include the following:

•	we could be forced to stop selling our products;

•	we will incur substantial litigation costs in defense of this lawsuit;

•	we may be required to indemnify our customers;

•	we may have to use significant engineering resources to redesign our products as a result of this lawsuit;

•	we may be required to enter into a licensing agreement with MicroStrategy containing terms that are unfavorable to us;

•	we will be forced to commit significant engineering and management resources to resolve this lawsuit.

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

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

A substantial portion of Actuate’s revenues is derived from international sales. During the first six months of 2002 and fiscal years 2001 and 2000, sales outside North America accounted for 25%, 23% and 11% of our total revenues, respectively. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

•	political and economic instability;

•	difficulty in managing an organization spread across many countries;

•	multiple and conflicting tax laws and regulations;

•	costs of localizing products for foreign countries;

•	difficulty in hiring employees in foreign countries;

•	trade laws and business practices favoring local competition;

•	dependence on local vendors;

•	compliance with multiple, conflicting and changing government laws and regulations;

•	longer sales and payment cycles;

•	import and export restrictions and tariffs;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty or delay in accounts receivable collection; and

•	foreign currency exchange rate fluctuations.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	changes in the economic and political conditions in the United States and abroad;

•	actual or anticipated fluctuations in our operating results;

•	terrorist attacks or war-time conditions;

•	developments in ongoing litigation;

•	announcements of technological innovations;

•	new products or new contracts announced by us or our competitors;

•	litigation;

•	developments with respect to copyrights or proprietary rights;

•	price and volume fluctuations in the stock market;

•	conditions and trends in the software and other technology industries;

•	changes in corporate purchasing of Information Delivery software;

•	the announcement of mergers or acquisitions;

•	adoption of new accounting standards affecting the software industry;

•	changes in financial estimates by securities analysts; and

•	the purchase or sale of our common stock by “day traders.”

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

PART II.    Other Information

Item 1.    Legal Proceedings

In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Incorporated (“MicroStrategy”). The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information and soliciting MicroStrategy employees. The complaint seeks injunctive relief and damages. A trial date has been set for November 4, 2002. Actuate believes the lawsuit is without merit and intends to defend this case vigorously.

We are also engaged in certain other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 29, 2002, our stockholders approved the following items:

1.	The election of the following individuals as directors of the Company.

	For	Authority Withheld
Nicolas C. Nierenberg	50,067,683	1,286,574
Peter I. Cittadini	50,067,529	1,286,728
George B. Beitzel	49,713,701	1,640,556
Kenneth E. Marshall	49,713,703	1,640,554
Arthur C. Patterson	49,718,683	1,635,574
Steven D. Whiteman	49,718,383	1,635,874

2.	The ratification of the appointment of Ernst & Young LLP, Independent Auditors as the Company’s independent public accountants for the fiscal year ending December 31, 2002.

For:    50,530,267                Against:    812,682                 Abstain: 11,308

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2002.

ACTUATE CORPORATION (Registrant)

By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau Chief Financial Officer, Senior Vice President of Finance (Principal Financial and Accounting Officer)