Form 10-Q
period 2002-09-30
ACTUATE CORP
filed 2002-11-15
CIK 1062478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of September 30, 2002
Common Stock, par value $.001 per share	59,688,821

ACTUATE CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,483	$34,660
Short-term investments	19,216	5,147
Accounts receivable, net	22,635	28,870
Other current assets	4,753	4,251

Total current assets	70,087	72,928
Property and equipment, net	6,985	12,387
Goodwill, net	21,123	18,787
Other intangible assets, net	6,376	11,701
Other assets	1,526	1,588

	$106,097	$117,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,010	$3,621
Current portion of restructuring liabilities	3,428	—
Accrued compensation	4,238	5,976
Other accrued liabilities	6,924	11,146
Deferred revenue	21,613	23,978
Income tax payable	1,147	64

Total current liabilities	41,360	44,785

Restructuring liabilities—net of current portion	18,003	—
Other long-term liabilities	1,361	1,529
Stockholders’ equity:
Common stock	60	60
Additional paid-in capital	89,069	88,701
Deferred stock compensation	(90)	(199)
Accumulated other comprehensive loss	(212)	(214)
Accumulated deficit	(43,454)	(17,271)

Total stockholders’ equity	45,373	71,077

	$106,097	$117,391

(1)
The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
License fees	$13,193	$17,415	$44,063	$61,460
Services	12,361	10,786	37,805	34,789

Total revenues	25,554	28,201	81,868	96,249

Costs and expenses:
Cost of license fees	411	563	1,471	1,723
Cost of services	5,759	6,278	18,433	21,374
Sales and marketing	10,525	13,703	35,465	45,149
Research and development	4,328	4,836	14,143	13,935
General and administrative	2,244	2,877	8,871	7,663
Amortization of goodwill (in 2001) and other intangibles	996	3,120	2,989	7,587
Restructuring charges	26,223	362	26,223	859

Total costs and expenses	50,486	31,739	107,595	98,290

Loss from operations	(24,932)	(3,538)	(25,727)	(2,041)
Interest and other income, net	214	291	576	962

Loss before income taxes	(24,718)	(3,247)	(25,151)	(1,079)
Provision for income taxes	(1,195)	(435)	(1,032)	(2,033)

Net loss	$(25,913)	$(3,682)	$(26,183)	$(3,112)

Basic and diluted net loss per share	$(0.43)	$(0.06)	$(0.43)	$(0.05)

Shares used in basic and diluted net loss per share calculation	59,994	60,069	60,293	58,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities
Net loss	$(26,183)	$(3,112)
Adjustment to reconcile net loss to net cash provided by operating activities:
Amortization of deferred compensation	109	42
Amortization of goodwill (in 2001) and other intangibles	2,989	7,587
Depreciation	3,373	2,964
Restructuring charges	3,382	—
Changes in operating assets and liabilities:
Accounts receivable	6,235	(222)
Other current assets	(502)	(1,239)
Accounts payable	389	(1,221)
Accrued compensation	(1,738)	(1,429)
Other accrued liabilities	(2,189)	(350)
Restructuring liabilities	21,431	—
Deferred revenue	(2,365)	195
Income taxes payable	915	2,146

Net cash provided by operating activities	5,846	5,361

Investing activities
Purchases of property and equipment	(1,353)	(6,076)
Proceeds from maturity of short-term investments	20,978	—
Acquisition of Tidestone Technologies, Inc., net of cash assumed	—	(164)
Purchases of short-term investments	(34,995)	—
Final purchase price payment for OST acquisition	(2,033)	—
Net change in other assets	62	(281)

Net cash used in investing activities	(17,341)	(6,521)

Financing activities
Proceeds from issuance of common stock	4,529	8,642
Stock repurchases	(4,161)	—
Payment of bank loan	—	(700)

Net cash provided by financing activities	368	7,942

Net (decrease) increase in cash and cash equivalents	(11,127)	6,782
Effect of exchange rate on cash	(50)	93
Cash and cash equivalents at the beginning of the period	34,660	26,928

Cash and cash equivalents at the end of the period	$23,483	$33,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of Actuate Corporation are unaudited, but include all normal recurring adjustments and the non-recurring adjustments described in Note 3, which we believe to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of the financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite our best effort to establish good faith estimates and assumptions, actual results may differ.

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 19, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of operating results for the full fiscal year.

Revenue Recognition

License fees from sales of software products directly to end-user customers or indirect channel partners are recognized as revenues after execution of a non-cancelable signed license agreement or receipt of a definitive purchase order, and shipment of the product, if no vendor obligations remain, there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, and collection of the license fee is considered probable. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also considered to evaluate probability of collection. Our products do not require significant customization. The majority of end-user license revenues are derived from end-user customer orders for specific individual products. These types of transactions are recognized as revenues upon shipment of product, assuming that all other revenue recognition criteria are met. If the license agreement contains extended payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due, assuming that all other revenue recognition criteria are met.

License arrangements with e.Business Application Partners are for specified duration and require that such vendors only license our products to their customers for use with such vendor’s application. Furthermore, license arrangements with distributors give such distributors the right to distribute our products to customers headquartered in specified territories. License arrangements with indirect channel partners such as e.Business Application Partners, system integrators and distributors generally take the form of arrangements pursuant to which a license fee is paid to us, which we recognize as revenues when no further obligations remain, provided that the fees are fixed or determinable and collection of the resulting receivables is deemed probable. For arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and resale of the licensed software for a specified term and pursuant to which license fee revenues are deferred and recognized on a straight-line basis over the term of the license agreement.

In certain situations where customers have received payment terms outside of our customary standard terms but within one year, we have recognized revenues upon delivery, provided that we have, in the past, collected all payments as due under comparable arrangements, without providing concessions.

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

Service revenues consist of maintenance, consulting, training, and related services that we provide to our customers. Revenues from such services are generally recognized when performed. If services are included with a license agreement, amounts related to services are unbundled from the license fee based on VSOE as established by transactions where such services have been sold separately. When we provide a software license and the related maintenance for one bundled price, the VSOE of the maintenance, based on the price charged for that element separately, is deferred and recognized ratably over the term of the respective agreement.

Impairment of Long-Lived Assets

In October 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 was adopted as of January 1, 2002. There was no impact on its adoption. Excepted as stated in Note 3 to Condensed Consolidated Financial Statements (Restructuring Charges) below, there were no long-lived assets that were considered to be impaired during the periods presented.

Net Loss Per Share

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options (using the treasury stock method).

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(25,913)	$(3,682)	$(26,183)	$(3,112)

Denominator:
Weighted-average common shares outstanding	60,011	60,217	60,316	59,088
Weighted-average shares subject to repurchase	(17)	(148)	(23)	(174)

Denominator for basic and diluted net loss per share	59,994	60,069	60,293	58,914

Basic and diluted net loss per share	$(0.43)	$(0.06)	$(0.43)	$(0.05)

The Company excluded all outstanding stock options from the calculation of diluted net loss per share because all such stock options are antidilutive for all periods presented. Approximately 17,608,000 and 17,137,000 outstanding stock options were excluded from the calculations of diluted net loss per share for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, the outstanding stock options excluded from the calculations of diluted net loss per share were 20,691,000 and 18,657,000, respectively. Such stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Comprehensive Loss

Comprehensive loss includes foreign currency translation adjustments and other unrealized gains and losses on short-term investments that are excluded from net loss and are reflected as changes in equity. A summary of comprehensive loss is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(25,913)	$(3,682)	$(26,183)	$(3,112)
Unrealized gains on short-term investments, net of tax effect	32	—	32	—
Foreign currency translation adjustment, net of tax effect	(27)	180	(30)	58

Comprehensive loss	$(25,908)	$(3,502)	$(26,181)	$(3,054)

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which supersedes Emerging Issues Task Force (“EITF”) Issue 94-3. SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. We are in the process of assessing the effect of adopting SFAS 146, which will be effective for our fiscal year ending December 31, 2003.

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

In addition, as of January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment annually, or more frequently, if impairment indicators arise.

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

Goodwill and intangible assets with indefinite lives consist of the following (in thousands):

	September 30,	December 31,
	2002	2001
Goodwill	$29,599	$29,599
Workforce (reclassified as goodwill)	4,086	—

Subtotal	33,685	29,599
Accumulated amortization	(12,562)	(10,812)

Goodwill, net	$21,123	$18,787

A reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization, net of income tax effect, is summarized below (in thousands, except per share data):

	Three Months Ended September, 30		Nine Months Ended September, 30
	2002	2001	2002	2001
Net loss as reported	$(25,913)	$(3,682)	$(26,183)	$(3,112)
Add back: Goodwill amortization	—	1,156	—	2,911
Add back: Workforce amortization	—	160	—	420

Adjusted net income (loss)	$(25,913)	$(2,366)	$(26,183)	$219

Basic net income (loss) per share:
Net loss per share as reported	$(0.43)	$(0.06)	$(0.43)	$(0.05)
Add back: Goodwill amortization	—	0.02	—	0.05
Add back: Workforce amortization	—	0.00	—	0.01

Adjusted net income (loss) per share	$(0.43)	$(0.04)	$(0.43)	$0.01

Diluted net income (loss) per share:
Net loss per share as reported	$(0.43)	$(0.06)	$(0.43)	$(0.05)
Add back: Goodwill amortization	—	0.02	—	0.05
Add back: Workforce amortization	—	0.00	—	0.01

Adjusted net income (loss) per share	$(0.43)	$(0.04)	$(0.43)	$0.01

Other intangible assets consist of the following (in thousands):

	As of September 30, 2002			As of December 31, 2001
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance
Customer lists	$10,600	$(7,730)	$2,870	$10,600	$(5,742)	$4,858
Workforce (reclassified as goodwill)	—	—	—	4,086	(1,750)	2,336
Purchased technologies	3,610	(1,214)	2,396	3,610	(537)	3,073
Non-compete agreements	1,030	(385)	645	1,030	(192)	838
Trademark	700	(235)	465	700	(104)	596

	$15,940	$(9,564)	$6,376	$20,026	$(8,325)	$11,701

Amortization expense of other intangible assets was $3.0 million and $2.9 million for the nine months ended September 30, 2002 and 2001, respectively. The estimated amortization expense for the years ending December 31, is summarized as follows (in thousands):

Amortization Amount
Fiscal Year
2002	$3,985
2003	2,838
2004	1,806
2005	736

$9,365

3.    Restructuring Charges

In response to the continuing global economic slowdown, we began implementing a workforce reduction and a facility exit plan during the third quarter of fiscal 2002. As a result of this restructuring plan, we recorded a charge of $26.2 million (consisting of a $24.8 million idle facility charge and a $1.4 million workforce reduction charge) in the third quarter of fiscal 2002. The goal of this restructuring plan is to reduce costs and improve operating efficiencies in order to adjust to the current business environment. Specifically, it is our decision, under this plan, to eliminate excess facility capacity in light of our revised facility requirements and to reduce our worldwide headcount by approximately 11% (or 70 employees).

We recorded a charge of $24.8 million related to the exit of idle facility. The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.9 million of estimated sublease income and expense reimbursements) and estimated costs associated with subleasing the property (e.g., leasing commissions, tenant improvements). The facility had been idle since the leasing term began in May 2001 and we formally made a decision to exit this facility during the third quarter of fiscal 2002. The estimated costs of exiting the facility, including estimated costs to sublease, were based on market information and trend analysis. As of September 30, 2002, $21.1 million of lease exit costs, net of anticipated sublease income, remain accrued and is expected to be fully utilized by fiscal 2011. In calculating the facility exit charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. Actual future cash requirements may differ materially from the accrual at September 30, 2002, particularly if the actual sublease income is significantly different from current estimates or if the Company is unsuccessful in its efforts to sublease its facility. The facility exit charge also included a $3.4 million write-off of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost.

We also recorded a workforce reduction charge of $1.4 million related to severance and fringe benefits for terminated employees. The restructuring will result in the termination of approximately 70 employees across all employee levels, business functions, operating units and geographic regions. As of September 30, 2002, approximately 60 employees had been terminated as a result of the restructuring. The remaining employee terminations will be completed and the remaining severance amounts will be paid by the end of fourth quarter of fiscal 2002.

The following table summarizes the analysis of the restructuring accrual activity during the quarter ended September 30, 2002 (in thousands):

	Facility Related	Asset Write-Off	Severance & Benefits	Total
Restructuring charges accrued during Q3 2002	$21,480	$3,382	$1,361	$26,223
Cash payments	(877)		(983)	(1,860)
Non-cash charges	450	(3,382)	—	(2,932)

Total accrual Balance—September 30, 2002	21,053	0	378	21,431
Less: current portion	(3,050)		(378)	(3,428)

Long-term portion—September 30, 2002	$18,003	$—	$—	$18,003

Restructuring charges for the three- and nine-month periods ended September 30, 2001, were $362,000 and $859,000, respectively, consisting entirely of severance payments, payroll taxes and extended medical benefits incurred in connection with a reduction of our worldwide workforce. The restructuring in fiscal 2001 resulted in the elimination of approximately 15% of our worldwide workforce or 114 employees, across all business levels and functions.

4.    Income Taxes

The quarterly income tax provision was computed by multiplying the expected annual effective income tax rate by the net income before tax. The income tax effect of non-recurring items (principally the restructuring costs) was recorded in the quarter in which such items are recorded. The expected annual effective income tax rate takes into account the effect of nondeductible items.

5.    Stock Repurchase Program

On September 19, 2001, our board of directors authorized a stock repurchase program of up to $6 million of our common stock. During fiscal 2001, we repurchased 430,000 shares or approximately $1.8 million worth of the common stock under this program. During the third quarter of 2002, we repurchased an additional 2,068,300 shares or approximately $4.2 million worth of the common stock. On October 24, 2002, our board of directors extended the stock repurchase program by authorizing our management to repurchase up to an additional $3.0 million worth of common stock.

6.    Geographic Information

Our primary operations are located in the United States. Revenues from international sources related to export sales, primarily to Europe and Japan. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
North America	$20,122	$21,178	$62,103	$74,712
Europe	4,286	5,313	15,205	16,819
Asia Pacific and others	1,146	1,710	4,560	4,718

	$25,554	$28,201	$81,868	$96,249

7.    Contingencies

In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Incorporated (“MicroStrategy”). The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information and soliciting MicroStrategy employees. The complaint seeks injunctive relief and damages. A trial date has been set for February 10, 2003. Actuate believes the lawsuit is without merit and intends to defend this case vigorously; however, the lawsuit could potentially have an adverse impact on our business, operating results and financial conditions.

We are also engaged in certain other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

8.    Option Exchange Program

On July 25, 2002, our board of directors approved a voluntary stock option exchange program whereby employees were given the opportunity, if they so choose, to cancel outstanding stock options previously granted to them that are priced at $5.00 and above in exchange for an equal number of new options. Employees choosing to participate in this exchange were required to cancel all options granted in the past six months, even if such options were granted at below $5.00 per share. The new options will be granted six months and one day following the date of cancellation of the original options with the exercise price equaling the fair market value at the date of the new grant. The new options will have the same vesting schedule as the cancelled options. The exchange program has been organized to comply with Financial Accounting Standard Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” and is not expected to result in any additional compensation charges or variable plan accounting. All employees of the Company are eligible to participate in this program. Approximately 10.1 million options were exchanged and cancelled under this option exchange program. The average price per share of the options cancelled was $13.82.

Item 2.    M anagement’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accrual for Restructuring Charges.    During the quarter ended September 30, 2002, we implemented plans to restructure the Company that were a combination of a reduction in workforce, exit of idle facility and the write-off of fixed assets. The restructuring charges were based on actual and estimated costs incurred in connection with these restructuring plans. These estimates have been impacted by the rules governing the termination of employees, especially those in foreign countries. We have not recorded payments related to potential settlements with separated employees, as these amounts are not reasonably estimable and probable. If, in the future, we were to agree upon additional severance payments, we would have to record additional restructuring charges in the period in which the settlement was determined to be reasonably estimable and probable. We recorded a facility restructuring charge, which consisted of estimated future obligations for the non-cancelable lease payments and estimated costs associated with subleasing the property. We have reduced the amount of the facility restructuring charge by the estimated amount of sublease and reimbursement income. The assumptions we have made are based on such factors as future vacancy rates, the time required to sublease the property, sublease rates. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for exiting the facility, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring charges. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
License fees	52%	62%	54%	64%
Services	48	38	46	36

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	2	2	2	2
Cost of services	22	22	23	22
Sales and marketing	41	49	43	47
Research and development	17	17	17	14
General and administrative	9	10	11	8
Amortization of goodwill and other intangibles	4	11	4	8
Restructuring charges	103	1	32	1

Total costs and expenses	198	112	132	102

Loss from operations	(98)	(12)	(32)	(2)
Interest and other income, net	1	1	1	1

Loss before income taxes	(97)	(11)	(31)	(1)
Provision for income taxes	(5)	(2)	(1)	(2)

Net loss	(102)%	(13)%	(32)%	(3)%

Revenues

Total revenues decreased 9% from $28.2 million for the quarter ended September 30, 2001 to $25.6 million for the quarter ended September 30, 2002. Total revenues decreased 15% from $96.2 million for the nine months ended September 30, 2001 to $81.9 million for the nine months ended September 30, 2002. Sales outside of North America were $5.4 million, or 21% of total revenues for the third quarter of 2002, compared to $7.0 million, or 25% of total revenues for the third quarter of 2001. For the nine months ended September 30, 2002, sales outside of North America were $19.8 million, or 24% of total revenues as compared to $21.5 million, or 22% of total revenues for the nine months ended September 30, 2001. We believe that continuing weak global economic conditions have caused our customers and prospective customers to significantly decrease spending on information technology. We currently expect weak economic conditions and reduced information technology spending to continue at least through the remainder of fiscal 2002. We are currently forecasting our total revenues for the fourth quarter of fiscal 2002 to be about $27.2 million.

License fees.    Revenues from license fees decreased 24% from $17.4 million for the third quarter of 2001 to $13.2 million for the third quarter of 2002. For the nine months ended September 30, 2002, license revenues were $44.1 million, a decrease of 28% over license revenues of $61.5 million for the nine months ended September 30, 2001. The decrease in license fee revenues for the quarter was primarily due to continuing weak global economic conditions and a corresponding decrease in the demand of our products. As a percentage of total revenues, license fee revenues decreased from 62% in the third quarter of 2001 to 52% in the third quarter of 2002. For the nine months ended September 30, 2002, license fee revenues as a percentage of total revenues were 54% compared to 64% for the nine months ended September 30, 2001.

Services.    Service revenues increased 15% from $10.8 million for the third quarter of 2001 to $12.4 million for the third quarter of 2002. For the nine months ended September 30, 2002, service revenues were $37.8 million, an increase of 9% over service revenues of $34.8 million for the nine months ended September 30, 2001. The increase in service revenues was primarily due to an increase in the installed base of customers receiving ongoing maintenance and support. As a percentage of total revenues, service revenues increased from 38% in the third quarter of 2001 to 48% in the third quarter of 2002. For the nine months ended September 30, 2002, service revenues as a percentage of total revenues were 46% compared to 36% for the nine months ended September 30, 2001.

Costs and expenses

Cost of license fees.    Cost of license fees consists primarily of production and packaging costs, personnel and related costs, and facility costs. Cost of license fees decreased from $563,000, or 3% of revenues from license fees, for the third quarter of 2001 to $411,000, or 3% of revenues from license fees, for the third quarter of 2002. Cost of license fees decreased from $1.7 million, or 3% of revenues from license fees, for the nine months ended September 30, 2001 to $1.5 million, or 3% of revenues from license fees for the nine months ended September 30, 2002. We expect our cost of license fees as a percentage of revenues from license fees to be between 3% and 4% of revenues from license fees for the remainder of fiscal 2002.

Cost of services.    Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services decreased from $6.3 million, or 58% of service revenues, for the third quarter of 2001 to $5.8 million, or 47% of service revenues, for the third quarter of 2002. Cost of services decreased from $21.4 million, or 61% of service revenues, for the nine months ended September 30, 2001 to $18.4 million, or 49% of service revenues, for the nine months ended September 30, 2002. The decreases in cost of services in absolute dollars and as a percentage of services revenues were primarily due to an increase in on-going maintenance and support revenues and decreased contracting with third-party consultants to support our customers’ professional service needs. We expect our cost of services, as a percentage of services revenues, to decrease for the remainder of fiscal 2002 because we intend to continue to utilize our own personnel, rather than third-party consultants (which has a higher cost and lower margin), to perform a significant portion of the consulting and training services.

Sales and marketing.    Sales and marketing expenses consist primarily of compensation, promotional expenses, travel and entertainment, and facility costs. Sales and marketing expenses decreased from $13.7 million, or 49% of total revenues for the third quarter of 2001 to $10.5 million, or 41% of total revenues for the third quarter of 2002. Sales and marketing expenses decreased from $45.1 million, or 47% of total revenues for the nine months ended September 30, 2001 to $35.5 million, or 43% of total revenues for the nine months ended September 30, 2002. The decreases in sales and marketing expenses in both absolute dollars and as a percentage of total revenues were primarily due to reduction of sales and marketing personnel, lower sales commissions associated with decreased revenues and reduced marketing program activities. We currently expect our sales and marketing expenses as a percentage of total revenues to be in about the same range for the remainder of fiscal 2002.

Research and development.    Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with product development. Research and development expenses decreased from $4.8 million, or 17% of total revenues for the third quarter of 2001 to $4.3 million, or 17% of total revenues for the third quarter of 2002. Research and development expenses increased from $13.9 million, or 14% of total revenues for the nine months ended September 30, 2001 to $14.1 million, or 17% of total revenues for the nine months ended September 30, 2002. The decrease in research and development expenses in absolute dollars during the third quarter of fiscal 2002 was primarily due to reduced headcount in connection with the restructuring plan. The increase in research and development expenses in absolute dollars for the nine months ended September 30, 2002, reflected the increased engineering personnel cost associated with the completion and release of Actuate Version 6 in the second quarter of fiscal 2002. The increase in research and development expenses as a percentage of total revenues for the nine months ended September 30, 2002 was due to the decline in our total revenues in the first nine months of fiscal 2002, as compared to the same periods of fiscal 2001. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and we expect research and development expenses as a percentage of total revenues to be in about the same range for the remainder of fiscal 2002.

General and administrative.    General and administrative expenses consist primarily of personnel and related costs for finance, staffing, legal, human resources, information systems and general management, as well as amortization of deferred compensation related to certain stock option grants. General and administrative expenses decreased from $2.9 million, or 10% of total revenues for the third quarter of 2001 to $2.2 million, or 9% of total revenues for the third quarter of 2002. General and administrative expenses increased from $7.7 million, or 8% of total revenues for the nine months ended September 30, 2001 to $8.9 million, or 11% of total revenues for the nine months ended September 30, 2002. The decrease in general and administrative expenses during the third quarter of 2002 was due primarily to the exclusion of idle facility expenses that were partially offset by an increase in legal fees expense. The increase in general and administrative expenses for the nine months ended September 30, 2002 was primarily due to increased personnel and related costs as well as an increase in legal and bad debt expenses. We expect our general and administrative expenses will increase in absolute dollars in future periods due primarily to projected increases in legal fees expense associated with the Microstrategy litigation.

Amortization of goodwill and other purchased intangibles.    On January 1, 2002, we implemented SFAS 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. Accordingly, we discontinued the amortization of goodwill effective January 1, 2002. In addition, we reclassified $4.1 million of acquired workforce, which is no longer defined as acquired intangible assets under SFAS 141, as goodwill. As a result, no acquired workforce amortization was recognized during the nine months ended September 30, 2002.

The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adopting the accounting standard, any impairments identified must be treated as a cumulative effect of a change in accounting principle. During the quarter ended June 30, 2002, we completed the transitional impairment test, which did not result in an impairment of recorded goodwill.

Amortization of goodwill was nil for the three-month and nine-month periods ended September 30, 2002, as compared to $1.8 million and $4.7 million for the three-month and nine-month periods ended September 30, 2001, respectively. The decrease in the amortization of goodwill was due to the adoption of SFAS 142. Amortization of other intangible assets was $996,000 and $1.3 million for the three months ended September 30, 2002 and 2001, respectively. For the nine-month periods ended September 30, 2002 and 2001, amortization of other intangibles was $3.0 million and $2.9 million, respectively. The decrease in amortization of other intangible assets for the three months ended September 30, 2002, was a result of the adoption of SFAS 142, which reclassified workforce intangible as goodwill and amortization was no longer required. The slight increase in amortization of other intangible assets for the nine months ended September 30, 2002, was primarily due to the intangible assets acquired from the purchase of Tidestone Technologies, Inc., that was offset by the elimination of workforce amortization in fiscal 2002.

Restructuring charges.    The following discussion should be read in connection with Note 3 to the Condensed Consolidated Financial Statements.

During the third quarter of fiscal 2002, we recorded a restructuring charge of $26.2 million. This charge consisted of $24.8 million in facility exit charge and $1.4 million in costs related to the reduction of our worldwide workforce.

The facility exit charge was the result of a long-term non-cancelable lease agreement that we entered into during the fourth quarter of 2000, in anticipation of a projected business expansion. Due to the continuing global economic downturn, the expansion plan did not materialize and the facility had been idle since the commencement of the lease (i.e., May 1, 2001). During the third quarter of 2002, we decided to exit this facility and have since been attempting to sublease it. The $24.8 million facility exit charge consisted of $21.5 million of estimated future obligations for the non-cancelable lease payments (net of $10.9 million of estimated sublease and expense reimbursement income) and estimated costs associated with subleasing the property (e.g., leasing commissions, tenant improvements). This facility exit charge also included a $3.4 million write-off of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost.

As stated above, our facility exit charge of $24.8 million was net of $10.9 million of estimated sublease and expense reimbursement income. Our ability to generate this amount of sublease and expense reimbursement income is highly dependent upon the economic conditions, particularly lease market conditions and our sublease arrangement negotiations with third parties. While the amount we have recorded is our best estimate, estimates are subject to change and may require routine adjustment as conditions and facts change. If macroeconomic conditions, particularly as they pertain to the commercial real estate market, continue to be negative, we may be required in the future to increase our estimated cost to exit the facility.

Current economic conditions and the decline in our forecasted revenues also caused us to take actions to reduce our workforce. Accordingly, we recorded a workforce reduction charge of $1.4 million related to severance and fringe benefit payments for terminated employees. The restructuring will result in reduction of our worldwide headcount by approximately 11% (or 70 employees) across all employee levels, business functions, operating units and geographic regions. As of September 30, 2002, approximately 60 employees had been terminated as a result of the restructuring. The remaining employee terminations will be completed during the fourth quarter of fiscal 2002. During the third quarter of 2002, we paid approximately $983,000 in cash related to workforce reduction and we expect that our remaining accrual of $378,000 will be paid during the fourth quarter of fiscal 2002. If the current business conditions do not improve, we may take actions to further reduce our workforce, which will result in additional restructuring charges.

Restructuring charges for the three- and nine-month periods ended September 30, 2001, were $362,000 and $859,000, respectively, consisting entirely of severance payments, payroll taxes and extended medical benefits incurred in connection with a reduction of our worldwide workforce. The restructuring in fiscal 2001 resulted in the elimination of approximately 15% of our worldwide workforce or 114 employees, across all business levels and functions.

Interest and Other Income, Net

Interest and other income, net, are comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three months ended September 30, 2002 were $214,000 as compared with interest and other income, net of $291,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, interest and other income, net, were $576,000 as compared with interest and other income, net of $962,000 for the nine months ended September 30, 2001. The decrease was primarily due to lower interest rates received on our investments.

Provision for Income Taxes

We recorded an income tax provision of $1.2 million and $435,000 for the three months ended September 30, 2002 and 2001 respectively. For the nine months ended September 20, 2002 and 2001, we recorded an income tax provision of $1.0 million and $2.0 million, respectively. The change in the expected annual effective income tax rate compared to the prior quarter is due primarily to the effect of the restructuring charges, the majority of which are not currently deductible. The change in the expected annual effective income tax rate compared to the prior year is due primarily to the effect of restructuring charges, goodwill amortization in the prior year, and the recognition of deferred tax assets. The effective income tax rate in all periods includes the effective income tax rates of our global subsidiaries and is affected by the relative income tax rates and profits earned in the various tax jurisdictions.

Liquidity and Capital Resources

As of September 30, 2002, we had cash, cash equivalents and short-term investments of $42.7 million, an increase of $2.9 million over the December 31, 2001 balance; and $28.7 million in net working capital, an increase of $600,000 from $28.1 million at December 31, 2001.

Cash from operating activities.    Net cash provided from operating activities was $5.8 million during the nine months ended September 30, 2002, compared to $5.4 million during the nine months ended September 30, 2001. For the nine-month period ended September 30, 2002, net cash provided by operating activities was primarily due to net loss adjusted by non-cash items of restructuring charges, depreciation and amortization, increased collections of accounts receivable and increase in income tax payable, that were offset by decreases in deferred revenue, accrued compensation and other accrued liabilities. Net cash provided from operating activities in the nine months ended September 30, 2001 was primarily due to net loss as adjusted by non-cash items of amortization and depreciation and increase in income taxes payable, that were offset by increases in other currents assets and decreases in accounts payable and accrued compensation.

Cash used in investing activities.    Net cash used in investing activities was $17.3 million during the nine months ended September 30, 2002, compared to $6.5 million during the nine months ended September 30, 2001. For the nine months ended September 30, 2002, net cash used in investing activities was primarily due to purchases of short-term investments, the final purchase price payment related to the acquisition of Open Software Technology, LLC and purchases of property and equipment, that were offset by the proceeds received from the maturity of short-term investments. For the nine months ended September 30, 2001, net cash used in investing activities was primarily due to purchases of property and equipment.

Cash from financing activities.    Net cash provided by financing activity was $368,000 and $7.9 million during the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, net cash provided from financing activities was primarily from the proceeds derived from issuance of common stock under the employee stock purchase and stock option plans, that was offset by the open market repurchases of our common stock. The stock was repurchased in accordance with the Stock Repurchase Program (the “Program”) that was authorized by our board of directors on September 19, 2001. The Program allowed us to repurchase up to $6 million of our common stock. During fiscal 2001, we repurchased 430,000 shares or approximately $1.8 million worth of the common stock under the Program. During the third quarter of 2002, we repurchased an additional 2,068,300 shares or approximately $4.2 million worth of the common stock. On October 24, 2002, our board of directors extended the stock repurchase program by authorizing our management to repurchase up to an additional $3.0 million worth of common stock. For the nine months ended September 30, 2001, net cash provided by financing activity represented the proceeds derived from issuance of common stock under the employee stock purchase and stock option plans, offset by the repayment of bank loan assumed in connection with the Tidestone acquisition.

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

Item 4.    E valuation of Disclosure Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)
Changes in internal controls.    There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OR THE MARKET PRICE OF OUR STOCK

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

The susceptibility of our operating results to significant fluctuations makes any prediction, including our estimates, of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

–	demand for our products;
–	the size and timing of significant orders for our products;
–	a slow down or a decrease in spending on information technology by our current and/or prospective customers ;
–	general domestic and international economic and political conditions;
–	sales cycles and sales performance of our indirect channel partners;
–	the existence and the outcome of the MicroStrategy lawsuit;
–	continued successful relationships and the establishment of new relationships with e.Business application vendors;
–	the management and expansion of our international operations;
–	changes in our level of operating expenses and our ability to control costs;
–	the outcome or publicity surrounding any pending or threatened lawsuits;
–	ability to make new products commercially available in a timely manner;
–	budgeting cycles of our customers;
–	changes in pricing policies by us or our competitors;
–	failure to successfully manage acquisitions made by us;
–	defects in our products and other product quality problems; and
–	failure to meet hiring needs and unexpected personnel changes.

Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Booking of orders in the third quarter of 2001 was negatively impacted by the September 11th terrorist attacks and future terrorists acts or war-time conditions are likely to impact the booking of orders in future periods. In addition, our current and prospective customers have concerns about the

MicroStrategy lawsuit. The existence of the lawsuit is negatively impacting our customer’s decision to purchase our products. If we were to lose the MicroStrategy lawsuit, bookings of future orders would likely be significantly affected. Furthermore, several factors may require us, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

–	whether the license agreement includes both software products that are then currently available and software products or other enhancements that are still under development;
–	whether the license agreement relates entirely or partly to then currently undeliverable software products;
–	whether the license agreement requires the performance of services that may preclude revenue recognition until successful completion of such services; and
–	whether the license agreement includes acceptance criteria that may preclude revenue recognition prior to customer acceptance.

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

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as our e.Business Application Partners, distributors and systems integrators. Our revenues from license fees resulting from sales through indirect channel partners were approximately 32% for the first nine months of fiscal 2002, 46% in fiscal 2001 and 45% in fiscal 2000. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force and in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of our strategy is to embed our technology in products offered by software application vendors for resale or as a hosted application to such vendors’ customers and end-users. We intend to seek additional distribution arrangements with other software application vendors to embed our technology in their products and expect that these arrangements will continue to account for a significant portion of our revenues in future periods. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our e.Business Application Partners experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

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

THREATENED LITIGATION BY THE SECURITIES AND EXCHANGE COMMISSION MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND STOCK PRICE.

In September 2002, we were informed that the staff of the Securities and Exchange Commission intends to recommend to the SEC that it authorize the staff to bring a civil injunction action against Actuate Corporation and Nicolas Nierenberg, our Chairman and Chief Technology Officer. The potential action would allege that Actuate and Mr. Nierenberg violated, either directly or as an aider and abettor, certain provisions of the federal securities laws in connection with two software license transactions that Actuate completed with Unify Corporation in early 2000.

The staff of the SEC invited us and Mr. Nierenberg to provide submissions explaining why the contemplated action should not be brought. Actuate and Mr. Nierenberg have provided the staff with those submissions. We have cooperated fully with the staff's investigation and we will continue to work with the SEC to resolve these matters as quickly as possible.

The staff's actions arise from the SEC's investigation and subsequent lawsuit against Unify Corporation and two of its officers. The SEC's complaint against Unify alleges that in 1999 and 2000 Unify and the two officers engaged in a fraudulent scheme to overstate Unify's revenue and earnings by improperly recognizing revenue from a series of transactions completed with more than 10 different companies. The transaction with Actuate is one of the transactions cited in the complaint against Unify. In early 2000, we completed two separate license agreements with Unify. In one agreement, Actuate acquired a license to distribute a Unify software product and in the other agreement, Unify acquired a license to distribute an Actuate software product. The SEC's complaint against Unify alleged that these transactions were reciprocal and Unify violated the federal securities laws when it improperly recognized revenue from these transactions.

The staff of the SEC is investigating whether (i) we knew that Unify was violating the law by improperly recording these transactions as revenue and therefore we and Mr. Nierenberg aided and abetted Unify's violations, and (ii) we improperly accounted for Unify's license of our product. The staff's letter to us states that the staff intends to recommend that the SEC seek the following remedies: (i) a permanent injunction prohibiting future violations of the Exchange Act and Rules thereunder, (ii) civil penalties pursuant to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990; and (iii) an order preventing Mr. Nierenberg from serving as an officer or director of any entity having a class of securities registered pursuant to Section 12 of the Exchange Act or that is required to file reports pursuant to Section 15(d) of the Exchange Act.

        We believe that the Actuate-Unify transactions were entered into for valid business purposes. When we entered into these transactions we believed they were advantageous to our business because they allowed us to acquire certain Java technology (we felt Unify's products had a good technical reputation at that time) and to have our software bundled with Unify's application server. We also believe that Mr. Nierenberg and Actuate did not know of Unify's alleged fraud and in no way aided or abetted Unify in its alleged scheme to overstate its revenue. To the best of our knowledge, Mr. Nierenberg did not own any Unify stock at that time.

We further believe our accounting treatment of the license transactions had no material impact to our financial statements reported in 2000. We only recognized approximately $52,000 of amortized maintenance revenue related to the license of our product by Unify in the second quarter of 2000 (less than 0.3% of total revenue for that quarter) and we subsequently reversed this revenue in the third quarter of 2000. No other amounts were recorded as revenue in our income statements.

The negative publicity regarding this contemplated SEC action may harm our reputation and adversely impact our business and the price of our common stock. In addition, any subsequent recommendation that the staff commence litigation against us or Mr. Nierenberg, may seriously harm our reputation and adversely impact our business and the price of our common stock. Although we believe any monetary penalties resulting from litigation or a settlement arising therefrom will not have a material financial impact on us, such litigation or settlement may absorb significant management time and harm our reputation and adversely impact our business and the price of our common stock.

OUR LITIGATION WITH MICROSTRATEGY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Incorporated (“MicroStrategy). The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information and soliciting MicroStrategy employees. The complaint seeks injunctive relief and damages. A trial date has been set for February 10, 2003. Although Actuate believes the lawsuit is without merit and intends to defend this case vigorously, the potential effects on our business, operating results and financial condition may include the following:

–	we could be forced to stop selling our products;
–	we will incur substantial litigation costs in defense of this lawsuit;
–	we may be required to indemnify our customers;

–	we may have to use significant engineering resources to redesign our products as a result of this lawsuit;
–	we may be required to enter into a licensing agreement with MicroStrategy containing terms that are unfavorable to us;
–	we will be forced to commit significant engineering and management resources to resolve this lawsuit; and
–	our customer’s decision to purchase our products and services is being negatively impacted by the lawsuit.

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

IF WE FAIL TO EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

During the first nine months of 2002 and fiscal years 2001 and 2000, we derived 24%, 23% and 11% of our total revenues, respectively, from sales outside North America. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

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

–	difficulties in integration of the operations, technologies, and products of the acquired companies;
–	the risk of diverting management’s attention from normal daily operations of the business;
–	negative impact to our financial condition and results of operations resulting from combining the acquired company’s financial condition and results of operations with our financial statements;
–	risks of entering markets in which we have no or limited direct prior experience; and
–	the potential loss of key employees of the acquired company.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

Our market is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in five principal forms:

–	direct competition from current or future software vendors such as Business Objects S.A., Crystal Decisions (a subsidiary of Seagate Technology, LLC.), and Brio Technology, Inc.;
–	indirect competition from vendors of Business Intelligence tools such as Cognos, Inc., MicroStrategy Incorporated and Microsoft that integrate reporting functionality with such tools;
–	indirect competition from e.Business software vendors such as SAP and Oracle, to the extent they include Information Delivery functionality in their applications;
–	competition from other e.Business software vendors and Internet development tool vendors; and
–
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

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

A substantial portion of Actuate’s revenues is derived from international sales. During the first nine months of fiscal 2002 and fiscal years 2001 and 2000, sales outside North America accounted for 24%, 23% and 11% of our total revenues, respectively. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

–	political and economic instability;
–	difficulty in managing an organization spread across many countries;
–	multiple and conflicting tax laws and regulations;
–	costs of localizing products for foreign countries;
–	difficulty in hiring employees in foreign countries;
–	trade laws and business practices favoring local competition;
–	dependence on local vendors;
–	compliance with multiple, conflicting and changing government laws and regulations;
–	longer sales and payment cycles;
–	import and export restrictions and tariffs;
–	difficulties in staffing and managing foreign operations;
–	greater difficulty or delay in accounts receivable collection; and
–	foreign currency exchange rate fluctuations.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

–	changes in the economic and political conditions in the United States and abroad;
–	actual or anticipated fluctuations in our operating results;
–	terrorist attacks or war-time conditions;
–	developments in ongoing or threatened litigation;
–	announcements of technological innovations;
–	new products or new contracts announced by us or our competitors;
–	litigation;
–	developments with respect to copyrights or proprietary rights;
–	price and volume fluctuations in the stock market;
–	changes in corporate purchasing of Information Delivery software;

–	the announcement of mergers or acquisitions;
–	adoption of new accounting standards affecting the software industry;
–	changes in financial estimates by securities analysts; and
–	the purchase or sale of our common stock by “day traders.”

In addition, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against such company. If we are involved in such litigation, it could result in substantial costs and a diversion of management’s attention and resources and could harm our business, operating results and financial condition.

CHANGES IN TAX RATES OR NEGATIVE TAX RULINGS COULD ADVERSELY IMPACT OUR FINANCIAL RESULTS

We are taxable principally in the United States and certain jurisdictions in Europe and Asia. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws, which could increase our future income tax provision. While we believe that all material income tax liabilities are reflected properly in our balance sheet, we have no assurance that we will prevail in all cases in the event the taxing authorities disagree with our interpretations of the tax law. Future levels of research and development spending will impact our entitlement to related tax credits, which generally lower our effective income tax rate. Future effective income tax rates could be adversely affected if earnings are lower than anticipated in jurisdictions where we have statutory tax rates lower than in the United States.

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

Part II.    Other Information

Item 1.     Legal Proceedings

In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Incorporated (“MicroStrategy”). The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information and soliciting MicroStrategy employees. The complaint seeks injunctive relief and damages. A trial date has been set for February 10, 2003. Actuate believes the lawsuit is without merit and intends to defend this case vigorously; however, the lawsuit could potentially have an adverse impact on our business, operating results and financial conditions.

In September 2002, we were informed that the staff of the Securities and Exchange Commission intends to recommend to the SEC that it authorize the staff to bring a civil injunction action against Actuate Corporation and Nicolas Nierenberg, our Chairman and Chief Technology Officer. The potential action would allege that Actuate and Mr. Nierenberg violated, either directly or as an aider and abettor, certain provisions of the federal securities laws in connection with two software license transactions that Actuate completed with Unify Corporation in early 2000.

The staff of the SEC invited us and Mr. Nierenberg to provide submissions explaining why the contemplated action should not be brought. Actuate and Mr. Nierenberg have provided the staff with those submissions. We have cooperated fully with the staff's investigation and we will continue to work with the SEC to resolve these matters as quickly as possible.

The staff's actions arise from the SEC's investigation and subsequent lawsuit against Unify Corporation and two of its officers. The SEC's complaint against Unify alleges that in 1999 and 2000 Unify and the two officers engaged in a fraudulent scheme to overstate Unify's revenue and earnings by improperly recognizing revenue from a series of transactions completed with more than 10 different companies. The transaction with Actuate is one of the transactions cited in the complaint against Unify. In early 2000, we completed two separate license agreements with Unify. In one agreement, Actuate acquired a license to distribute a Unify software product and in the other agreement, Unify acquired a license to distribute an Actuate software product. The SEC's complaint against Unify alleged that these transactions were reciprocal and Unify violated the federal securities laws when it improperly recognized revenue from these transactions.

The staff of the SEC is investigating whether (i) we knew that Unify was violating the law by improperly recording these transactions as revenue and therefore we and Mr. Nierenberg aided and abetted Unify's violations, and (ii) we improperly accounted for Unify's license of our product. The staff's letter to us states that the staff intends to recommend that the SEC seek the following remedies: (i) a permanent injunction prohibiting future violations of the Exchange Act and Rules thereunder, (ii) civil penalties pursuant to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990; and (iii) an order preventing Mr. Nierenberg from serving as an officer or director of any entity having a class of securities registered pursuant to Section 12 of the Exchange Act or that is required to file reports pursuant to Section 15(d) of the Exchange Act.

We believe that the Actuate-Unify transactions were entered into for valid business purposes. When we entered into these transactions we believed they were advantageous to our business because they allowed us to acquire certain Java technology (we felt Unify's products had a good technical reputation at that time) and to have our software bundled with Unify's application server. We also believe that Mr. Nierenberg and Actuate did not know of Unify's alleged fraud and in no way aided or abetted Unify in its alleged scheme to overstate its revenue. To the best of our knowledge, Mr. Nierenberg did not own any Unify stock at that time.

We further believe our accounting treatment of the license transactions had no material impact to our financial statements reported in 2000. We only recognized approximately $52,000 of amortized maintenance revenue related to the license of our product by Unify in the second quarter of 2000 (less than 0.3% of total revenue for that quarter) and we subsequently reversed this revenue in the third quarter of 2000. No other amounts were recorded as revenue in our income statements.

The negative publicity regarding this contemplated SEC action may harm our reputation and adversely impact our business and the price of our common stock. In addition, any subsequent recommendation that the staff commence litigation against us or Mr. Nierenberg, may seriously harm our reputation and adversely impact our business and the price of our common stock. Although we believe any monetary penalties resulting from litigation or a settlement arising therefrom will not have a material financial impact on us, such litigation or settlement may absorb significant management time and harm our reputation and adversely impact our business and the price of our common stock.

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

(b)  Reports on Form 8-K:

None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.

Actuate Corporation (Registrant)

By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau Chief Financial Officer, Senior Vice President of Finance (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Peter I. Cittadini, President and Chief Executive officer of Actuate Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Actuate Corporation (the “Company”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.
The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Peter I. Cittadini
Peter I. Cittadini President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Daniel A. Gaudreau, Senior Vice President, Finance and Administration and Chief Financial Officer of Actuate Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Actuate Corporation (the “Company”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.
The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Daniel A. Gaudreau
Daniel A. Gaudreau Senior Vice President, Finance and Administration andChief Financial Officer