Form 10-K
period 2002-12-31
ACTUATE CORP
filed 2003-03-28
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24607

Actuate Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3193197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Gateway Boulevard

South San Francisco, California 94080

(Address of principal executive offices)

(650) 837-2000

(Registrant’s telephone number, including area code)

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

Yes    ☒                         No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒                         No    ☐

Based on the closing price as reported on the Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2002), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $193,436,000. Shares of common stock held by each executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003 there were 60,496,393 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2002.

ACTUATE CORPORATION

Annual Report on Form 10-K  for the fiscal year ended December 31, 2002

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report on Form 10-K under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors That May Affect Future Results,” and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding Actuate’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors That May Affect Future Results” and elsewhere in this Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements contained in the “Letter to Stockholders” in the Annual Report or in this Report on Form 10-K after the date hereof or to conform such statements to actual results. Readers are cautioned not to place undue reliance on forward-looking statements and should carefully review the risk factors described in other documents Actuate files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by Actuate during 2003.

PART I

ITEM 1.    BUSINESS

Overview

Actuate Corporation (“Actuate” or the “Company”) is the provider of a leading Information Application platform. Information Applications add value to traditional transaction applications and include Business Performance Management (BPM) dashboards, Information Portals as well as business analytic, enterprise reporting and spreadsheet reporting applications. Information Applications allow companies to increase their business agility, improve customer and partner relationships, adhere to corporate governance policies, and increase revenues while leveraging existing technology assets. Information Applications are built once by information technology (“IT”) professionals and deliver value to many users over a long period of time. Information Applications extend Information Delivery by adding more capabilities for end users to interact with and analyze information while providing IT more capabilities to control and manage not only data integrity and access but also the ways information is used to help people take the right actions.

Our Actuate e.Reporting Suite 6 (Actuate 6) product line provides a platform upon which Global 9000 organizations and packaged application software vendors develop and deploy mission-critical Information Applications that retrieve business information from corporate databases and deliver it as interactive Web pages and Excel spreadsheets to customers, partners and employees around the globe. Actuate 6 allows companies to create, manage and deliver secure formatted content, using business information from multiple data sources, and to make that high-value business content available on their Web sites. Our products and services are used by our customers to deliver reports such as transaction histories, service level information, performance summaries, manufacturing and distribution status and customer account information. Actuate 6 is a comprehensive platform that can be seamlessly integrated into any enterprise IT infrastructure and consists of a highly scalable and reliable information server and a robust Information Application development environment for building and deploying Information Applications of any size. Actuate 6’s open environment allows developers to create content from virtually any data source and present it in virtually any format required by our customers.

Our products have been adopted in a wide variety of industries, including financial services, automotive, education, entertainment, government, manufacturing, utilities, pharmaceuticals, telecommunications, high technology, travel, retail, health care and others and by a wide variety of organizations including Global 9000 companies and software application vendors. We sell our products in North America primarily through our direct sales force and our original equipment manufacturers (“OEMs”), which integrate and resell Actuate software to their customers. Outside North America, we sell our products through our direct sales force in the countries in which we have an office and through distributors.

Actuate was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate’s principal executive offices are located at 701 Gateway Boulevard, South San Francisco, California. Actuate’s telephone number is 650-837-2000. Actuate maintains a Web site at www.actuate.com. The information posted on the Web site is not incorporated into this Annual Report.

Website Access to Actuate’s Reports

Actuate’s internet website address is www.actuate.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Industry Background

The emergence and acceptance of the Internet and the World Wide Web has fundamentally changed the way that consumers and businesses communicate, obtain information, purchase goods and transact business. As the Internet has become more accessible, functional and widely used, it has emerged as an important business channel for many organizations. Businesses are increasingly using the Internet as both a marketing tool and distribution channel to communicate, conduct business and strengthen relationships with customers, partners and employees.

The growth in the number of Internet users, as well as the open and interactive nature of the Internet, has led many businesses to seek new ways to take advantage of this global platform. Today, organizations need to meet higher expectations for information availability from its customers, partners and employees resulting from the wide adoption of the Internet as a source of information. It is imperative that a company be able to deliver information in a personalized manner to its customers, partners and employees around the globe via the Web. Companies are developing and deploying Information Applications to meet the needs of information consumers throughout the enterprise and beyond.

The Actuate Solution

Actuate e.Reporting Suite 6 is an Information Application platform that includes a highly scalable and reliable information server and a robust Information Application development environment for building and deploying Information Applications. Actuate 6 allows companies to create, manage and deliver secure formatted content, on their Web sites for use by customers, partners and employees around the globe. Actuate 6 can provide any type of personalized report such as:

•	Transaction histories

•	Service level information

•	Performance summaries

•	Manufacturing and distribution status

•	Customer account information

•	Financial statements

Actuate 6 allows an organization to provide its customers, partners and employees access, via the Web, to high value business content, which allows those customers, partners and employees to make better decisions and take the right actions that may result in increased revenues, reduced costs and improved customer service for the company.

Actuate 6 contains the following attributes:

•	Create compelling content rapidly. Our open environment, including our Java and spreadsheet development environments, allows developers to create any type of content from nearly any data source, in any format using any calculation. Support for DHTML allows developers to design rich interactive content without the need for a plug-in. Actuate 6 is based on an object-oriented architecture that is designed to give developers a complete visual environment for structuring, compiling, viewing and debugging sophisticated reports. Our component-based architecture enables developers to build e.Reports by dragging and dropping standard components that can be customized and stored in libraries for reuse.

•	Scale to millions of users. Our e.Reporting and e.Spreadsheet servers are highly scalable and can deliver content to millions of users. Our solution is designed to meet the needs of an organization to deliver increasing volume of information to larger populations of customers, suppliers and employees around the globe without any need for training on the part of the users.

•	Integrate with enterprise IT infrastructure. Actuate’s Information Application platform is designed to be seamlessly integrated into an organization’s enterprise IT infrastructure. Our products support widely used operating systems, Web servers, databases, application servers, security systems and Internet standards. Our Open Server permits the management of content developed with our e.Spreadsheet and Java development products and many types of existing non-Actuate reports. Our products also incorporate advanced technologies, critical for Internet applications, such as page level security, Unicode, LDAP integration and Web services.

Strategy

Our strategy is to be the leading provider of Information Application platforms. Key elements of our strategy include:

Expand Market Leadership Position through Strategic Relationships.    We believe that we have established a leading position in the emerging market for Information Applications. To accelerate the adoption of Actuate 6 as the standard Information Application platform for Global 9000 companies, we have established strategic relationships with leading software application vendors, systems integrators, consulting firms and development partners. We intend to further develop our existing strategic relationships and enter into new partnerships to expand our market presence and leadership.

Extend Technology Leadership.    Since inception, we have focused our research and development efforts on developing core technologies that address the requirements of developing and deploying Information Applications. Through business combinations we have also acquired complementary technologies to expand our Information Application platform offerings. Our products integrate a number of advanced technologies, including a patent pending method of providing page level security in a report, LDAP integration, advanced viewing technology incorporating Java, PDF, DHTML, Unicode, XML, and Web services, a patented method of storing report objects, a multi-tier architecture, Web access and delivery technology and spreadsheet technology. In addition, we have in the past rapidly incorporated new technology into our product offerings. We believe that we provide a leading Information Application platform technology and we intend to extend this leadership position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies.

Broaden Distribution Channels.    To date, our products have been sold worldwide by our direct sales force and through our OEMs, distributors and systems integrators. In the future, we intend to expand our direct sales force and telesales capability. In addition, we intend to continue to leverage and grow our existing network of OEMs, systems integrators and distributors and expand our indirect distribution channel worldwide.

Leverage e.Services Capabilities.    We have established successful relationships with our clients by serving as an advisor in developing and deploying Information Applications. We are extending our direct e.Services capabilities to provide an expanded set of services to address such areas as Web-based Information Application development strategy, project management, security integration and application design. In addition, we offer similar high-quality professional services capabilities through third-party alliances and are currently focused on the development of relationships with Global/National systems integrators. By offering our clients a full range of e.Services on a global basis, we believe that we can broaden market awareness about the advantages of our Information Application platform and create opportunities to sell new or additional products to clients.

Increase International Presence.    We plan to increase our international operations. Outside North America, we have established subsidiaries in a number of countries and have distributor relationships throughout Europe, Asia/Pacific and South America and Africa. We have localized versions of our products in French, German, Spanish and Japanese and support Chinese, Korean, and right-to-left reporting. We intend to expand our international operations by increasing our international sales force, expanding our distribution channels worldwide and by continuing the localization of our products in selected markets and increasing our internationalization capabilities by providing support for Unicode data.

Products and Technology

Actuate e.Reporting Suite 6 is a fully integrated, Web-based Information Application platform that provides the most effective platform for retrieving business information from corporate databases and delivering it as interactive Web pages and spreadsheets in the form of reports to customers, partners and employees. In the case of direct sales to end user customers, our server products are typically priced on a per CPU basis and our development products are typically priced on a per user basis. Indirect sales are usually either fixed price, unlimited usage arrangements or arrangements where royalties are paid to us based on sell through to end-users.

The following table sets forth the primary products that comprise Actuate 6:

Actuate Products	Product Description

Actuate e.Reporting Server (standard, advanced, e.Spreadsheet and Java versions)

Server that provides sophisticated distribution and management infrastructure, scalability, security, and snap-in integration. Also provides the foundation for users to efficiently deploy personalized, structured content to a Web site.

Actuate e.Spreasheet Engine	Server factory that allows the generation and management of content developed with our e.Spreadsheet Designer development product.

Actuate e.Analysis Option	Server option that delivers to users, browser-based, interactive analysis of report data without requiring any configuration or warehousing of application data.

Actuate Java Engine	Server factory that allows the generation and management of content developed with our e.Report Designer—Java Edition development product.

Actuate e.Report Designer Professional

Provides a comprehensive, object-oriented environment for developers to create content rapidly and maintain that content easily using fewer resources. Allows for streamlined e.Report development and maintenance and provides smooth integration into Web sites.

Actuate e.Report Designer	Wizard driven development tool utilized by power users to rapidly design e.Reports.

Actuate e.Spreadsheet Designer	Java based development tool utilized to construct Excel-compatible spreadsheet reports by supplying a visual development environment that resembles most commercial desktop spreadsheet applications.

Actuate e.Report Designer—Java Edition	100% pure Java content creation tool utilized by Java developers to rapidly design content.

Sales

We sell our software products through two primary means: (i) directly to corporate customers through our direct sales force and (ii) through indirect channel partners such as OEMs, distributors and systems integrators. Our products are used by customers in a wide variety of industries, including financial services, automotive, education, entertainment, government, manufacturing, utilities, pharmaceuticals, telecommunications, high technology, travel, retail, health care and others and by a wide variety of organizations including Global 9000 companies.

The direct sales process to corporate customers involves the generation of sales leads through Web-based marketing, direct mail, seminars and telemarketing. As part of the direct sales effort, our field sales force typically conducts demonstrations and presentations of our products to developers and management at customer sites. Our telesales force conducts demonstrations via the Web and sells our products over the phone. We also have a business development group that focuses on establishing and maintaining relationships with systems integrators. Systems integrators typically re-market our products to their customer base as part of an Information Application being built for a customer. Systems integrators are offered discounts on our products and sell a full use license of the product. Our systems integrators do not provide post-sales support. We also have a separate sales force that addresses the OEM market. The OEMs integrate our products with their applications and either resell or provide them in hosted environment to their customers. The OEM’s end user customer is licensed to use our products solely in conjunction with the vendor’s application with which the Actuate Information Application platform is integrated. We offer an upgrade license to such end user customers, which permits them to create content or reports outside the scope of the particular OEM application. OEMs provide the first level of post-sales support to their customers. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and maintaining relationships with OEMs and systems integrators.

International Operations

We also sell our products outside North America directly through subsidiaries located worldwide and through distributors located in Europe, Asia/Pacific, South America and Africa. International sales accounted for 23% of our revenues in fiscal years 2002 and 2001 and 14% of our revenues in fiscal year 2000. Our international subsidiaries and distributors perform some or all of the following functions: sales and marketing, systems integration, software development, and ongoing consulting, training and customer support. In exchange for providing such services, we offer our distributors discounts on products and services. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors.

e.Services

Our e.Services organization provides high value consulting services to customers developing and deploying Information Applications with our products. These services include methodology, security integration, limited application integration and performance evaluation. We also actively recruit and train third party consulting firms to provide consulting services for our products. Due to the critical nature of Information Applications, we believe that our e.Services group and relationships with our consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy Actuate-based applications. In addition, we offer, directly and through our network of certified training partners, classes and training programs for our products.

Marketing

Our marketing organization is focused on generating leads, building market awareness and acceptance of our company and our products as well as on developing strategic marketing, technology and other relationships. We have a comprehensive marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, as well as broad-scale marketing programs in conjunction with key partners. Our corporate marketing strategy includes print advertising, public relations activities, trade shows and user group meetings, as well as programs to work closely with industry analysts and other influential third parties. Our direct marketing activities include extensive Web-based marketing campaigns, participation in selected trade shows and conferences and targeted ongoing direct mail and email efforts to existing and prospective customers. We also offer seminars, both in-person and over the Web, to educate prospective customers about our Information Application platform. Finally, we have invested in building a partner and channel marketing function to conduct cooperative marketing programs with our technology partners.

Customer Service

We believe that providing superior customer service is critical to the successful sale and marketing of our products. Maintenance and support contracts, which are typically for 12 months, are offered with the initial license of software and may be renewed annually. Maintenance fees are typically set at a percentage of the total license fees paid by a customer. Substantially all of our direct sales to customers have maintenance and support contracts that entitle the customer to receive software patches, updates and enhancements at no additional cost and technical support during normal business hours. Customers purchasing maintenance are able to access Actuate’s support centers located in the United States, Singapore, France, Germany, Switzerland, Japan and the United Kingdom via email and telephone during normal business hours. We supplement our telephone support with Web-based support services, including access to cases, resolutions, online Web forums and a software patch download area. We also offer extended and enterprise maintenance plans that give our customers access to 24x7 support and additional support services. To improve access to our explanatory materials, we provide online documentation with all of our products.

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

Research and development expenses were $18.6 million, $19.0 million and $14.9 million in fiscal years 2002, 2001 and 2000, respectively. We intend to continue to make substantial investments in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend on our ability to create products that directly address our customers’ needs, leverage the latest technology innovations, are of high quality, and support current and future releases of popular operating systems platforms, development languages, databases, Internet standards, and enterprise software applications. We intend to maintain and improve our current product line and to timely develop or acquire new products. Our ability to achieve future revenue growth will depend in large part on the market acceptance of our current and future products.

Competition

Our market is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in four principal forms:

•	competition from current or future business intelligence software vendors such as Brio Technology, Inc., Business Objects S.A., Cognos, Inc., Crystal Decisions, Inc., Microsoft and MicroStrategy Incorporated that offer reporting functionality as part of their suite of products;

•	competition from e.Business software vendors such as SAP and Oracle, to the extent they include reporting functionality in their applications;

•	competition from other e.Business software vendors and software development tool vendors; and

•	competition from the IT departments of current or potential customers that may develop Information Applications internally which may be cheaper and more customized than our products.

Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to leverage a significant installed customer base. These companies could integrate competing reporting software development tools with their products or significantly increase the functionality of their existing reporting software development tools, either of which would result in a loss of market share for us. We expect additional competition as other established and emerging companies enter the Information Application software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the Information Application needs of our prospective customers. Also our current or future channel partners may have established in the past, or may in the future, establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could harm our ability to obtain revenues from license fees from new or existing customers and service revenues from new or existing customers on terms favorable to us. If we are unable to compete successfully against current and future competitors our business, operating results and financial condition would be harmed.

Intellectual Property Rights

We have two issued and three pending U.S. patents and we rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to shrink-wrap or signed license agreements, which impose certain restrictions on licensees’ ability to utilize the software. In addition, we seek to avoid disclosure of our intellectual property, including requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

We expect Information Application software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business, operating results and financial condition. (See Item 3 “Legal Proceedings” of Part I of this Annual Report on Form 10-K).

Employees

As of December 31, 2002, we had 510 full-time employees, including 197 in sales and marketing, 113 in research and development, 145 in services and support, and 55 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage. We believe our employee relations are good. We also believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel and, in particular, executive officers.

Actuate Executive Officers

Actuate’s executive officers as of February 28, 2003 are as follows:

Name	Offices
Nicolas C. Nierenberg	Chairman of the Board and Chief Architect
Peter I. Cittadini	Director, President and Chief Executive Officer
Daniel A. Gaudreau	Senior Vice President, Finance and Administration and Chief Financial Officer
Thomas P. Ryan	Senior Vice President, Worldwide Customer Service and Chief Information Officer
Ilene M. Vogt	Senior Vice President, Worldwide Operations
N. Nobby Akiha	Vice President, Marketing
John Bow	Vice President, e.Business Application Partners

Nicolas C. Nierenberg, 46, has been Chairman of the Board of Directors since he co-founded Actuate in November 1993 and became our Chief Architect in August 2000. Mr. Nierenberg was also Chief Executive Officer of Actuate from November 1993 until August 2000 and President from November 1993 until October 1998. Prior to founding Actuate, from April 1993 to November 1993, Mr. Nierenberg worked as a consultant for Accel Partners, a venture capital firm, evaluating investment opportunities in the enterprise software market. Mr. Nierenberg co-founded Unify Corporation, which develops and markets relational database development tools. Mr. Nierenberg held a number of positions at Unify including, Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Engineering and Chief Technical Officer. Mr. Nierenberg is currently a director for Vastera Inc., a publicly held e.Business solutions company, and Databeacon Inc., a privately held software company.

Peter I. Cittadini, 47, has been Chief Executive Officer of Actuate since August 2000 and has been the President of Actuate since October 1998. Mr. Cittadini was also Actuate’s Chief Operating Officer from October 1998 until August 2000 and served as Actuate’s Executive Vice President from January 1995 to October 1998. From 1992 to January 1995, Mr. Cittadini held a number of positions at Interleaf, Inc., an enterprise software publishing company, including Senior Vice President of Worldwide Operations responsible for worldwide sales, marketing, customer support and services. From 1985 to 1991, Mr. Cittadini held a number of positions at Oracle Corporation, including Vice President, Northeast Division. Mr. Cittadini currently serves as a director of Syncata, a privately held software consulting firm.

Daniel A. Gaudreau, 55, has been Senior Vice President, Finance and Administration and Chief Financial Officer since January 1999 and served as Vice President, Finance and Administration and Chief Financial Officer from February 1997 to January 1999. From January 1994 to February 1997, Mr. Gaudreau served as Vice President, Finance and Chief Financial Officer of Plantronics, Inc., a publicly traded telephone headset manufacturing company, where he was responsible for all financial and administrative operations. From January 1990 to January 1994, Mr. Gaudreau was Vice President, Finance and Chief Financial Officer at Ready Systems, an operating systems software company. Prior to that, Mr. Gaudreau spent two years at Apple Computer as the Controller of Fremont Manufacturing Operations, prior to which he spent 18 years at General Electric where he held various financial management positions. Mr. Gaudreau currently serves as director for privately held companies Axis Systems and Bit Micro.

Thomas P. Ryan, 42, has been Senior Vice President, Worldwide Customer Service and Chief Information Officer since January 2002 and served as Vice President and Director, Customer Service from August 1997 to December 2001. From June 1996 to July 1997, Mr. Ryan was a senior manager in the advanced support group at Informix. Prior to that, Mr. Ryan held various management positions at Illustra, Oracle Corporation and Amdahl.

Ilene M. Vogt, 44, has been Senior Vice President, Worldwide Operations since July 1, 2002 and served as Senior Vice President and Vice President, North American Operations and Director, Western Region Sales from March 1995 to June 30, 2002. From July 1991 to February 1995, Ms. Vogt was a Sales Manager for Interleaf, Inc.

N. Nobby Akiha, 45, has been Vice President, Marketing since August 2000. From August 1994 to July 2000, Mr. Akiha was Vice President, Marketing and Business Development at Inference Corporation. From October 1993 to July 1994, Mr. Akiha was a Senior Consultant at Regis McKenna, Inc. Prior to that, Mr. Akiha was Director of Marketing Communications at Interactive Development Environments and a Group Product Manager at Oracle Corporation.

John Bow, 46, has been Vice President, e.Business Application Partners since October 2001. From February 1998 to September 2001, Mr. Bow was Group Director of Global Alliances at Informatica. From June 1992 to January 1998, Mr. Bow was a director in the Global Alliance group at Oracle Corporation. Prior to that, Mr. Bow held various sales and sales management roles at Tandem, Digital Equipment and Datapoint.

ITEM 2.    PROPERTIES

Actuate’s properties consist of leased facilities for sales and marketing, research and development, services and support and administrative personnel. Actuate’s headquarters facilities consist of approximately 124,000 square feet in South San Francisco, California. However, approximately 50,000 square feet of this space was vacant as of December 31, 2002. We have recorded a restructuring charge for this vacant facility during the third quarter of fiscal year 2002 and are attempting to sublease this facility. See Note 9 to the Consolidated Financial Statements, which is included in this Form 10-K, for further discussion. Actuate also leases office facilities in various locations in the United States and abroad.

We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms. As a result of our California facilities being located near major earthquake fault lines, in the event of an earthquake our business, financial condition and operating results could be seriously harmed. In addition, California has in the past experienced energy power shortages. If future power shortages result in numerous or prolonged brownouts or blackouts, our business, financial condition and operating results could be seriously harmed.

ITEM 3.    LEGAL PROCEEDINGS

MicroStrategy Lawsuit

In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy Incorporated (“MicroStrategy”). The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information. The complaint seeks injunctive relief and damages. The trial for this case was completed on March 13, 2003. We expect the court to issue a decision on the case sometime between May and June of 2003. An adverse decision by the court in this case could have an adverse impact on our business, operating results and financial condition. We have not recorded any liability related to this lawsuit. The outcome of the lawsuit is currently unknown and any damages resulting from an adverse decision in the case cannot be reasonably estimated at this time.

SEC Investigation

In September 2002, we were informed that the staff of the Securities and Exchange Commission (“SEC”) intends to recommend to the SEC that it authorize the staff to bring a civil injunction action against Actuate and Nicolas Nierenberg, our Chairman and Chief Technology Officer. The potential action would allege that Actuate and Mr. Nierenberg violated, either directly or as an aider and abettor, certain provisions of the federal securities laws in connection with two software license transactions that Actuate completed with Unify Corporation (“Unify”) in early 2000.

The staff of the SEC invited us and Mr. Nierenberg to provide submissions explaining why the contemplated action should not be brought. Actuate and Mr. Nierenberg have provided the staff with those submissions. We have cooperated fully with the staff’s investigation and we will continue to work with the SEC to resolve these matters as quickly as possible.

The staff’s actions arise from the SEC’s investigation and subsequent lawsuit against Unify and two of its officers. The SEC’s complaint against Unify alleges that in 1999 and 2000 Unify and the two officers engaged in a fraudulent scheme to overstate Unify’s revenues and earnings by improperly recognizing revenues from a series of transactions completed with more than 10 different companies. The transaction with Actuate is one of the transactions cited in the complaint against Unify. In early 2000, we completed two separate license agreements with Unify. In one agreement, Actuate acquired a license to distribute a Unify software product and in the other agreement, Unify acquired a license to distribute an Actuate software product. The SEC’s complaint against Unify alleged that these transactions were reciprocal and Unify violated the federal securities laws when it improperly recognized revenues from these transactions.

The staff of the SEC is investigating whether (i) we knew that Unify was violating the law by improperly recording these transactions as revenues and therefore we and Mr. Nierenberg aided and abetted Unify’s violations, and (ii) we improperly accounted for Unify’s license of our product. The staff’s letter to us states that the staff intends to recommend that the SEC seek the following remedies: (i) a permanent injunction prohibiting future violations of the Exchange Act and Rules thereunder, (ii) civil penalties pursuant to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990; and (iii) an order preventing Mr. Nierenberg from serving as an officer or director of any entity having a class of securities registered pursuant to Section 12 of the Exchange Act or that is required to file reports pursuant to Section 15(d) of the Exchange Act.

We believe that the Actuate-Unify transactions were entered into for valid business purposes. When we entered into these transactions we believed they were advantageous to our business because they allowed us to acquire certain Java technology (we felt Unify’s products had a good technical reputation at that time) and to have our software bundled with Unify’s application server. We also believe that Mr. Nierenberg and Actuate did not know of Unify’s alleged fraud and in no way aided or abetted Unify in its alleged scheme to overstate its revenues.

We further believe our accounting treatment of the license transactions had no material impact to our financial statements reported in fiscal year 2000. We recognized approximately $52,000 of amortized maintenance revenues related to the license of our product by Unify in the second quarter of fiscal year 2000 (less than 0.3% of total revenues for that quarter) and we subsequently reversed this revenue in the third quarter of fiscal year 2000. No other amounts were recorded as revenues in our income statements.

The negative publicity regarding this contemplated SEC action may harm our reputation and adversely impact our business and the price of our common stock. In addition, any subsequent recommendation that the staff of the SEC commence litigation against us or Mr. Nierenberg may seriously harm our reputation and adversely impact our business and the price of our common stock. Although we believe any monetary penalties resulting from litigation or a settlement arising therefrom will not have a material financial impact on us, such litigation or settlement may absorb significant management time and harm our reputation and adversely impact our business and the price of our common stock.

We are also engaged in certain other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “ACTU” and has been traded on Nasdaq since Actuate’s initial public offering in 1998. The following table sets forth the high and low closing sales prices of our common stock during the last two years. All share prices have been adjusted to reflect Actuate’s two stock splits which occurred on December 3, 1999 and August 15, 2000.

	High	Low
First Quarter of Fiscal 2001	$24.00	$8.19
Second Quarter of Fiscal 2001	$15.09	$5.25
Third Quarter of Fiscal 2001	$10.65	$3.56
Fourth Quarter of Fiscal 2001	$6.95	$3.75
First Quarter of Fiscal 2002	$7.65	$4.80
Second Quarter of Fiscal 2002	$7.12	$4.49
Third Quarter of Fiscal 2002	$4.20	$0.74
Fourth Quarter of Fiscal 2002	$2.63	$0.78

According to the records of Actuate’s transfer agent, as of January 31, 2003, Actuate had 159 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder). We believe we had approximately 7,300 beneficial owners of our common stock. On January 31, 2003, the closing price of our common stock was $2.25 per share.

We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheets data at December 31, 2002 and 2001 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the year ended December 31, 1999 and 1998 and the consolidated balance sheets data as of December 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License fees	$58,280	$79,106	$72,286	$35,014	$17,750
Services (1)	50,884	48,100	36,474	12,415	4,294

Total revenues	109,164	127,206	108,760	47,429	22,044

Costs and expenses:
Cost of license fees	1,921	2,305	1,959	896	1,012
Cost of services (1)	23,936	29,702	22,471	6,669	3,343
Sales and marketing	46,550	58,859	48,133	22,384	11,658
Research and development	18,576	19,011	14,938	9,289	7,373
General and administrative	12,724	10,853	7,015	3,478	2,563
Amortization of goodwill (in 2001 & 2000) and other intangibles	3,985	10,704	7,147	1,590	—
Restructuring charges	27,136	859	—	—	—

Total costs and expenses	134,828	132,293	101,663	44,306	25,949

(Loss) income from operations	(25,664)	(5,087)	7,097	3,123	(3,905)
Interest and other income, net	769	1,148	891	1,313	739

(Loss) income before income taxes	(24,895)	(3,939)	7,988	4,436	(3,166)
Provision for income taxes	(576)	(2,478)	(2,589)	(550)	—

Net (loss) income	$(25,471)	$(6,417)	$5,399	$3,886	$(3,166)

Basic net (loss) income per share (2)	$(0.42)	$(0.11)	$0.10	$0.07	$(0.10)

Shares used in basic per share calculation (2)	60,141	59,299	56,114	53,926	31,020

Diluted net (loss) income per share (2)	$(0.42)	$(0.11)	$0.08	$0.06	$(0.10)

Shares used in diluted per share calculation (2)	60,141	59,299	64,483	59,900	31,020

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$44,867	$39,807	$26,928	$24,153	$32,730
Working capital	29,874	28,143	23,237	20,744	24,416
Total assets	108,436	117,391	98,322	53,381	39,798
Long-term liabilities, less current portion	17,382	1,529	2,033	—	—
Stockholders’ equity	48,423	71,077	56,977	31,636	26,034

(1)	Pursuant to the Emerging Issues Task Force No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” services revenues and cost of services revenues have been reclassified for years prior to December 31, 2002 to reflect out-of-pocket expenses billed to customers as revenue rather than a reduction of the related expense. See Note 1 of Notes to the Consolidated Financial Statements.
(2)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing net income (loss) per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-K that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. See “Risk Factors that May Affect Future Results” and “Special Note Regarding Forward-Looking Statements” in this Report on Form 10-K and the risks discussed in other reports filed by us from time to time with the Securities and Exchange Commission.

Overview

We are a provider of a leading Information Application platform. We began shipping our first product in January 1996. We sell software products through two primary means: (i) directly to end-user customers through our direct sales force and (ii) through indirect channel partners such as OEMs, distributors and system integrators. OEMs generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end-user customers. Our revenues are derived from license fees for software products and fees for services relating to such products, including software maintenance and support, consulting and training.

License fees from sales of software products directly to end-user customers or indirect channel partners are recognized as revenues after execution of a non-cancelable signed license agreement or receipt of a definitive purchase order, and shipment of the product, if no vendor obligations remain, there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, and collection of the license fee is considered probable. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also considered to evaluate probability of collection. Our products do not require significant customization. The majority of end-user license revenues are derived from end-user customer orders for specific individual products. These types of transactions are recognized as revenues upon shipment of product, assuming that all other revenue recognition criteria are met. If the license agreement contains extended payment terms which would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due, assuming that all other revenue recognition criteria are met.

License arrangements with OEMs are for specified duration and require that such vendors only license our products to their customers for use with such OEM’s application. Furthermore, license arrangements with distributors give such distributors the right to distribute our products to customers headquartered in specified territories. License arrangements with indirect channel partners such as OEMs, system integrators and distributors generally take the form of arrangements pursuant to which a license fee is paid to us, which we recognize as revenues when no further obligations remain, provided that the fees are fixed or determinable and collection of the resulting receivables is deemed probable. For arrangements in which the contracting entity has the right to the unlimited usage, unspecified future products, and resale of the licensed software for a specified term and pursuant to which license fee revenues are deferred and recognized on a straight-line basis over the term of the license agreement.

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

To date, we have sold our products internationally primarily through our subsidiaries in Europe and Asia/Pacific. During fiscal years 2002 and 2001, we derived 23% of our total revenues from sales outside of North America while 14% of our total revenues was derived from sales outside North America in fiscal year 2000. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. Although we intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets, we cannot assure you that such efforts will be successful. In order to successfully expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

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

Acquisitions

In February 2000, we acquired all of the outstanding shares of Open Software Technology LLC (“OST”) for cash and shares of Actuate stock. The acquisition was accounted under the purchase method of accounting. In connection with this acquisition, we recorded $13.1 million in goodwill and identified intangible assets. The results of operations of OST and the estimated fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition.

In March 2000, we purchased all the assets and business of EnterpriseSoft. In connection with this purchase, we recorded $8.7 million in goodwill and identified intangible assets. The results of operations of EnterpriseSoft and the estimated fair value of assets acquired are included in the consolidated financial statements from the date of purchase.

In April 2000, we purchased additional shares of our distributor in Japan (“Actuate Japan”) from existing shareholders and became the majority shareholder. We currently own 66.7% of Actuate Japan. In connection with this purchase, we recorded $1.5 million in goodwill. The results of operations of Actuate Japan and the estimated fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date we became the majority shareholder. The excess loss applicable to the minority shareholders has been charged to us, as the minority shareholders are not obligated to contribute their share of losses exceeding their equity capital.

In May 2001, we acquired all of the outstanding stock of Tidestone Technologies, Inc. (“Tidestone”), a software technology company. In connection with this purchase, we recorded $16.7 million in goodwill and identified intangible assets. The results of operations of Tidestone and the estimated fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition.

Critical Accounting Policies and Estimates

General.    Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On a regular basis, we evaluate estimates, including those related to bad debts, income taxes, restructuring, and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed above, in measuring revenues; however, certain judgments affect the application of our revenue recognition policy. For example, we are required to exercise judgment in evaluating risk of concession when payments terms are beyond the normal credit period of net 60 days. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We also record a small provision for estimated sales returns on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenues could be overstated.

Allowance for Doubtful Accounts.    The allowance for doubtful accounts is established primarily through a charge to general and administrative expenses. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Contingencies.    We are engaged in extraordinary legal actions and legal actions arising in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual matter. The required reserves, if any, may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy for a particular matter.

Accrual for Restructuring Charges.    During the fiscal year ended December 31, 2002, we implemented certain restructuring plans that were a combination of a reduction in workforce, exit of idle facilities and the write-off of fixed assets. The restructuring charges were based on actual and estimated costs incurred in connection with these restructuring plans. These estimates have been impacted by the rules governing the termination of employees, especially those in foreign countries. We have not recorded payments related to potential settlements with separated employees, as these amounts are not reasonably estimable and probable. If, in the future, we were to agree upon additional severance payments, we would have to record additional restructuring charges in the period in which the settlement was determined to be reasonably estimable and probable. We recorded a facility restructuring charge, which consisted of estimated future obligations for the non-cancelable lease payments and estimated costs associated with subleasing the property. We have reduced the amount of the facility restructuring charge by the estimated amount of sublease income. The assumptions we have made are based on such factors as future vacancy rates, the time required to sublease the property and sublease rates. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for exiting the idle facilities, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring charges. Conversely, if it is determined that our accrual is insufficient, an additional charge would be recorded and would have an unfavorable impact on our financial statements in the period this was determined.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
Revenues:
License fees	53%	62%	66%
Services (1)	47	38	34

Total revenues	100	100	100

Costs and expenses:
Cost of license fees	2	2	2
Cost of services (1)	22	23	21
Sales and marketing	43	46	44
Research and development	17	15	14
General and administrative	12	9	6
Amortization of goodwill (in 2001 & 2000) and other intangibles	4	8	7
Restructuring charges	25	1	—

Total costs and expenses	125	104	94

(Loss) income from operations	(25)	(4)	6
Interest and other income, net	1	1	1

(Loss) income before income taxes	(24)	(3)	7
Provision for income taxes	(1)	(2)	(2)

Net (loss) income	(25)%	(5)%	5%

(1)	Pursuant to the Emerging Issues Task Force No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” services revenues and cost of services revenues have been reclassified for years prior to December 31, 2002 to reflect out-of-pocket expenses billed to customers as revenue rather than a reduction of the related expense. See Note 1 of Notes to the Consolidated Financial Statements.

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, consulting and training. Total revenues decreased by 14% from $127.2 million in fiscal year 2001 to

$109.2 million in fiscal year 2002 and increased by 17% from $108.8 million in fiscal year 2000 to $127.2 million in fiscal year 2001. We believe that continuing weak global economic conditions have caused our customers and prospective customers to significantly decrease spending on information technology. We currently expect weak economic conditions and reduced information technology spending to continue at least through the first half of fiscal year 2003. We believe war-time conditions would further limit spending on information technology and would negatively impact our revenues. No single customer accounted for more than 10% of our revenues for any of the periods presented.

License Fees.    Revenues from license fees decreased by 26% from $79.1 million in fiscal year 2001 to $58.3 million in fiscal year 2002 and increased by 9% from $72.3 million in fiscal year 2000 to $79.1 million in fiscal year 2001. The decrease in license fee revenues in fiscal year 2002 was primarily due to continuing weak global economic conditions and a corresponding decrease in the demand for our products. The increase in license fee revenues in fiscal year 2001 was primarily due to increased sales to new customers and increased follow-on sales to existing customers. Revenues from license fees from our indirect channel partners, including OEMs, system integrators and distributors, accounted for 32%, 50% and 45% of total revenues from license fees for fiscal years 2002, 2001 and 2000, respectively.

Services.    Revenues from services increased by 6% from $48.1 million in fiscal year 2001 to $50.9 million in fiscal year 2002 and increased by 32% from $36.5 million in fiscal year 2000 to $48.1 million in fiscal year 2001. The increases in both fiscal years 2002 and 2001 were primarily due to an increase in the installed base of customers receiving ongoing maintenance and support.

Costs and Expenses

Cost of License Fees.    Cost of license fees consists primarily of product packaging, documentation and production costs. Cost of license fees decreased by 17% from $2.3 million, or 3% of revenues from license fees, in fiscal year 2001 to $1.9 million, or 3% of revenues from license fees, in fiscal year 2002. Cost of license fees increased by 18% from $2.0 million, or 3% of revenues from license fees, in fiscal year 2000 to $2.3 million in fiscal year 2001. The decrease in fiscal year 2002 was primarily due to the corresponding decrease in license fee revenues. The increase in fiscal year 2001 was primarily due to increased packaging and production costs to support increased sales. We expect our cost of license fees as a percentage of revenues from license fees to be between 3% and 4% of revenues from license fees in future periods.

Cost of Services.    Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services decreased by 19% from $29.7 million or 62% of service revenues, in fiscal year 2001 to $23.9 million, or 47% of services revenues, in fiscal year 2002. Cost of services increased by 32% from $22.5 million, or 62% of services revenues, in fiscal year 2000 to $29.7 million in fiscal year 2001. The decreases in cost of services in absolute dollars and as a percentage of services revenues during fiscal year 2002 were primarily due to an increase in on-going maintenance and support revenues and decreased contracting with third-party consultants to support our customers’ professional service needs. The increase in cost of services in absolute dollars in fiscal year 2001 was primarily due to the expansion of our customer service organization to support our increasing installed customer base. We expect our cost of services, as a percentage of services revenues, to decrease in future periods as we intend to continue to utilize our own personnel, rather than third-party consultants (which has a higher cost and lower margin), to perform a significant portion of the consulting and training services.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses decreased by 21% from $58.9 million, or 46% of total revenues, in fiscal year 2001 to $46.6 million, or 43% of total revenues, in fiscal year 2002. Sales and marketing expenses increased by 22% from $48.1 million, or 44% of total revenues, in fiscal year 2000 to $58.9 million in fiscal year 2001. The decreases in sales and marketing expenses in both absolute dollars and as a percentage of total revenues in fiscal year 2002 were primarily due to reduction of sales and marketing personnel, lower sales commissions associated with decreased revenues and reduced marketing program activities. The increases in both absolute dollars and as a percentage of total revenues in fiscal year 2001 were primarily due to the hiring of additional sales and marketing personnel, higher sales commissions associated with increased revenues and increased marketing program activities. We currently expect our sales and marketing expenses as a percentage of total revenues to be in about the 40%—50% range in future periods.

Research and Development.    Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses decreased by 2% from $19.0 million, or 15% of total revenues, in fiscal year 2001 to $18.6 million, or 17% of total revenues, in fiscal year 2002. Research and development expenses increased by 27% from $14.9 million, or 14% of total revenues, in fiscal year 2000 to $19.0 million in fiscal year 2001. The decrease in research and development expenses in absolute dollars in fiscal year 2002 was primarily due to reduced headcount in connection with restructuring plans. The increase in absolute dollars in fiscal year 2001 was primarily due to increased personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing, depreciation of capital expenditures and facilities costs. The increase in research and development expenses as a percentage of total revenues for fiscal year 2002 was due to the decline in our total revenues in fiscal year 2002, as compared to total revenues for the same period in fiscal year 2001. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and we expect research and development expenses as a percentage of total revenues to be in about the same range in future periods.

General and Administrative.    General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal, bad debts and accounting expenses. General and administrative expenses increased by 17% from $10.9 million, or 9% of total revenues, in fiscal year 2001 to $12.7 million, or 12% of total revenues, in fiscal year 2002. General and administrative expenses increased by 55% from $7.0 million, or 6% of total revenues, in fiscal year 2000 to $10.9 million in fiscal year 2001. The increases in general and administrative expenses in both absolute dollars and as a percentage of total revenues in fiscal year 2002 were primarily due to increase in legal fees associated with the MicroStrategy litigation and the SEC inquiry, totaling $1.7 million, as well as a large increase in premiums for our directors and officers insurance policy. The increases in general and administrative expenses in both absolute dollars and as a percentage of total revenues in fiscal year 2001 were primarily due to the idle facility expenses and increased personnel and related costs. We expect our general and administrative expenses will continue to increase in absolute dollars in future periods due primarily to projected increases in legal fees expense associated with the MicroStrategy litigation and increases in premiums for our directors and officers insurance policy.

Amortization of Goodwill and Other Intangibles.    On January 1, 2002, we implemented Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SAFS 142”) which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. Accordingly, we discontinued the amortization of goodwill effective January 1, 2002. In addition, we reclassified $2.3 million of acquired workforce, which is no longer defined as acquired intangible assets under SFAS 142, as goodwill. As a result, no acquired workforce amortization was recognized in fiscal year 2002.

The provisions of SFAS 142 require the completion of a transitional impairment test within six months of adopting the accounting standard, any impairments identified must be treated as a cumulative effect of a change in accounting principle. During the quarter ended June 30, 2002, we completed the transitional impairment test, which did not result in an impairment of recorded goodwill. The provisions of SFAS 142 also require an annual impairment test, which we completed on October 1, 2002. The annual impairment test also did not result in an impairment of recorded goodwill.

Amortization of goodwill was nil for fiscal year 2002, as compared to $6.5 million and $4.3 million for fiscal years 2001 and 2000, respectively. The decrease in the amortization of goodwill in fiscal year 2002 was due to the adoption of SFAS 142. The increase in the amortization of goodwill in fiscal year 2001 was due primarily to the addition of goodwill resulting from the Tidestone acquisition in May 2001. Amortization of other intangible assets was $4.0 million, $4.2 million and $2.8 million for fiscal years 2002, 2001 and 2000, respectively. The decrease in amortization of other intangible assets in fiscal year 2002 was a result of the adoption of SFAS 142, which reclassified acquired workforce as goodwill and amortization was no longer required. The increase in amortization of other intangible assets in fiscal year 2001 was due primarily to the amortization of intangible assets acquired from the purchase of Tidestone in May 2001.

Restructuring Charges.    The following discussion should be read in conjunction with Note 9 to the Consolidated Financial Statements, which is included in this Form 10-K.

During fiscal year 2002, we recorded a restructuring charge of $27.1 million. This charge consisted of a $24.8 million facility exit charge and $2.3 million in costs related to the reduction of our worldwide workforce.

The facility exit charge was the result of a long-term non-cancelable lease agreement that we entered into during the fourth quarter of fiscal year 2000, in anticipation of a projected business expansion. Due to the continuing global economic downturn, the expansion plan did not materialize and the facility had been idle since the commencement of the lease on May 1, 2001. During the third quarter of fiscal year 2002, we decided to exit this facility and have since been attempting to sublease it. The $24.8 million facility exit charge consisted of $21.5 million of estimated future obligations for the non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). This facility exit charge also included a $3.4 million write-off of property and equipment (primarily leasehold improvements) as a result of the abandonment of leased facilities.

As stated above, our facility exit charge of $24.8 million was net of $10.2 million of estimated sublease income. Our ability to generate this amount of sublease income is highly dependent upon the economic conditions, particularly the commercial real estate market conditions and our subleasing negotiations with third parties. While the amount we have recorded is our best estimate, estimates are subject to change and may require adjustments as conditions and facts change. If macroeconomic conditions, particularly as they pertain to the commercial real estate market, continue to be negative, we may be required in the future to increase our estimated cost to exit the facility.

Current economic conditions and the decline in our forecasted revenues also caused us to take actions to reduce our workforce. Accordingly, we recorded a workforce reduction charge of $2.3 million related to severance and fringe benefit payments for terminated employees. The restructuring will result in reduction of our worldwide headcount by approximately 14% (or 80 employees) across all employee levels, business functions, operating units and geographic regions. As of December 31, 2002, approximately 70 employees had been terminated as a result of the restructuring. The remaining employee terminations will be completed during the first quarter of fiscal year 2003. During fiscal year 2002, we paid approximately $1.6 million in cash related to workforce reduction and we expect that our remaining accrual of $668,000 will be paid during the first quarter of fiscal year 2003. If the current business conditions do not improve, we may take actions to further reduce our workforce, which will result in additional restructuring charges.

During the second and third quarter of fiscal year 2001, we implemented restructuring actions that resulted in aggregate charges of $859,000. The restructuring costs consisted entirely of severance payments, payroll taxes and extended medical benefits. The restructuring plan resulted in the elimination of approximately 15% of our worldwide workforce or 114 positions across all levels and functions. During fiscal year 2001, we paid $782,000 in cash related to this restructuring plan and the remaining amount of $77,000 was paid in the first quarter of fiscal year 2002.

Deferred Compensation.    Deferred compensation represents the difference between the exercise price of certain stock option grants and the fair value of our Common Stock at the time of such grants and also includes the intrinsic value of the unvested options assumed in business combinations. In fiscal years 2002, 2001 and 2000, we recorded amortization expense of approximately $158,000, $56,000, and $61,000, respectively. All deferred compensation expense has been included in general and administrative expenses. At December 31, 2002, we had approximately $41,000 in deferred compensation remaining to be amortized. Upon cancellation of the underlying stock options, the unamortized portion has been offset against additional paid-in capital.

Interest and Other Income, Net

Interest and other income, net, are comprised primarily of interest income earned by us on our cash and short-term investments. Interest and other income, net, decreased by 33% from $1.1 million in fiscal year 2001 to $769,000 in fiscal year 2002, and increased by 29% from $891,000 in fiscal year 2000 to $1.1 million in fiscal year 2001. The decrease in interest and other income, net, in fiscal year 2002 was due to lower interest rates received on our investments. The increase in interest and other income, net, in fiscal year 2001 was due primarily to higher cash and investment balances from which interest was earned.

Provision for Income Taxes

The provision for income taxes of $576,000 and $2.5 million is based on pretax losses of $24.9 million and $3.9 million in fiscal years 2002 and 2001, respectively. In fiscal year 2000, the provision for income taxes of $2.6 million was based on the pretax income of $8.0 million. The provision for income taxes in fiscal year 2002 represents primarily federal, state and foreign taxes as adjusted for the impact of operating losses not currently utilized, income tax credits, and the recognition of additional deferred tax assets. The provision for income taxes in fiscal year 2001 represented primarily federal and state alternative minimum taxes on pretax loss as adjusted for the impact of non-deductible goodwill amortization and temporary differences for which deferred tax assets could not be recognized. The provision for income taxes in fiscal year 2000 represented primarily federal and state alternative minimum taxes on pretax income before non-deductible goodwill amortization, offset by the utilization of net operating losses and tax credits. The decrease in the provision for income taxes in fiscal year 2002 compared to fiscal year 2001 was primarily due to the recognition of additional deferred tax assets. The provision for income taxes in fiscal year 2001 decreased only slightly as compared to that in fiscal year 2000 even though we incurred a pretax loss in fiscal year 2001 as compared to pretax income in fiscal year 2000. This was primarily due to the impact of higher non-deductible goodwill amortization expenses related to the acquisition of Tidestone, which occurred in fiscal year 2001, and our inability to recognize deferred tax assets for the temporary differences.

We have determined that, based on a number of factors, only a portion of our total deferred tax assets should be recognized. A valuation allowance is recorded to reduce the deferred tax assets to an amount that is more likely than not to be ultimately realized. These factors include consideration of past operating results as well as the predictability of future operating results. We will continue to assess our ability to realize the tax benefits available to us based on actual and forecasted results.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through approximately $14.3 million in net proceeds from the private sales of preferred stock, $30.9 million in net proceeds from our initial public offering in July 1998, and cash from operations. At December 31, 2002, we had $44.9 million in cash, cash equivalents and short-term investments, an increase of $5.1 million from $39.8 million at December 31, 2001; and $29.9 million in net working capital, an increase of $1.8 million from $28.1 million at December 31, 2001. In fiscal year 2000, we had $26.9 million in cash, cash equivalents and short-term investments and $23.2 million in net working capital.

Cash from Operating Activities.    Net cash provided from operations was $8.1 million during fiscal year 2002, compared to $12.9 million in fiscal year 2001, a decrease of $4.8 million. For fiscal year 2002, cash provided by operating activities was primarily due to net loss as adjusted by non-cash items of depreciation, amortization, restructuring charges and tax benefits from exercise of stock options, increased collections of accounts receivable and increase in income taxes payable, that were offset by decreases in accrued compensation, other accrued liabilities, deferred tax liabilities and increase in deferred tax assets. During fiscal year 2001, our operations provided net cash of $12.9 million. For fiscal year 2001, cash provided by operating activities was primarily due to net loss adjusted by non-cash items of depreciation, amortization, tax benefits from exercise of stock options, increased collection on accounts receivable and increase in deferred revenues, which were offset by decreases in other current assets and accounts payable. During fiscal year 2000, net cash provided by operating activities was $19.3 million, which was primarily due to net income as adjusted for depreciation, amortization and tax benefits from exercise of stock options, increases in accrued compensation, other accrued liabilities and deferred revenue, that were offset by increases in accounts receivable and other current assets.

Cash Used in Investing Activities.    Net cash used in investing activities was $19.5 million during fiscal year 2002, compared to $11.8 million in fiscal year 2001, an increase of $7.7 million. For fiscal year 2002, cash used in investing activities was primarily due to purchases of short-term investments, the final purchase price payment related to the acquisition of OST and purchases of property and equipment, that were offset by the proceeds received from the maturity of short-term investments. Actuate’s investing activities used net cash of $11.8 million dollars in fiscal year 2001. Approximately half of the cash used in investing activities during fiscal year 2001 was for the purchase of property and equipment, including the furnishing of the additional office facility located adjacent to our South San Francisco headquarters. The remainder of the cash used in investing activities, net of proceeds from maturity of short-term investments, was primarily for the purchases of short-term investments. Total net cash used in investing activities in fiscal year 2000 was $5.3 million. During fiscal year 2000, cash was used primarily to purchase property and equipment for our newly relocated and expanded facilities in South San Francisco, and for our acquisition of OST and EnterpriseSoft, which were offset by proceeds received from the maturity of short-term investments.

Cash from Financing Activities.    Net cash provided by financing activity was $380,000 in fiscal year 2002, compared to $7.1 million in fiscal year 2001, a decrease of $6.8 million. For fiscal year 2002, cash provided from financing activities was primarily from the proceeds derived from the issuance of common stock under our employee stock purchase and stock option plans, that was offset by the open market repurchases of our common stock. The stock was repurchased in accordance with the Stock Repurchase Program (the “Program”) that was authorized by our board of directors on September 19, 2001. The Program allowed us to repurchase up to $6.0 million of our common stock on the open market. During fiscal year 2001, we repurchased 430,000 shares of our common stock for approximately $1.8 million under the Program. During the third quarter of fiscal year 2002, we repurchased an additional 2,068,300 shares of our common stock for $4.2 million. On October 24, 2002, our board of directors extended the Program by authorizing our management to repurchase up to an additional $3.0 million worth of our common stock. During the fourth quarter of fiscal year 2002, we did not make any repurchases under the Program. Net cash provided from financing activities was $7.1 million in fiscal year 2001. For fiscal year 2001, cash provided from financing activities was primarily attributable to the net proceeds from exercise of options under our stock option plan and from employee purchases of common stock under our stock purchase plan, offset by the open market repurchases of our stock and by the repayment of a bank loan assumed in connection with the Tidestone acquisition. In fiscal year 2000, net cash provided from financing activities was $6.3 million. During fiscal year 2000, cash from financing activities primarily reflected the net proceeds from exercise of options under our stock option plan and from employee purchases of common stock under our stock purchase plan.

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

Contractual Obligations and Commercial Commitments.    Our future contractual obligations include minimum lease payments under operating leases at December 31, 2002, and are as follows (in thousands):

Fiscal Year	Payments Due by Period
2003	$5,553
2004	5,538
2005	5,663
2006	5,812
2007	5,958
Thereafter	12,377

$40,901

In connection with the office building leases in South San Francisco, California, we have provided the landlord with a letter of credit in the amount of $3.9 million as a security deposit. We have provided security interest in all of our assets as a security for the letter of credit.

Recently Issued Accounting Pronouncement

In June 2002, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which supersedes EITF Issue 94-3. SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 may affect the timing of recognition of future restructuring costs as well as the amounts recognized under such costs. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

In November 2002, the FASB released FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. Our license agreements include indemnification for infringements of third party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties. We have also issued letters of credit totaling $3.9 million related to our leased facilities. We do not have any other guarantees. We do not expect the full adoption of FIN 45 to have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” (“SFAS 148”) This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements are effective for the Company’s fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal year 2003. We continue to account for stock-based compensation using APB 25 and have not adopted the recognition provisions of SFAS 123, as amended by SFAS 148. We do not expect the adoption of SFAS 148 to have a material impact on our financial position or results of operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing Actuate. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, operating results or financial condition could be materially harmed. In such case, the trading price of our common stock could decline and you may lose all or part of your investment. Investors should also refer to the other information set forth in this Report on Form 10-K, including the financial statements and the notes thereto.

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

The susceptibility of our operating results to significant fluctuations makes any prediction, including our estimates, of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

•	demand for our products;

•	the size and timing of significant orders for our products;

•	a slow down or a decrease in spending on information technology by our current and/or prospective customers;

•	general domestic and international economic and political conditions, including war or the threat of war;

•	sales cycles and sales performance of our indirect channel partners;

•	the existence and the outcome of the MicroStrategy lawsuit;

•	continued successful relationships and the establishment of new relationships with OEMs;

•	the management and expansion of our international operations;

•	changes in our level of operating expenses and our ability to control costs;

•	the outcome or publicity surrounding any pending or threatened lawsuits;

•	ability to make new products commercially available in a timely manner;

•	budgeting cycles of our customers;

•	changes in pricing policies by us or our competitors;

•	failure to successfully manage acquisitions made by us;

•	defects in our products and other product quality problems; and

•	failure to meet hiring needs and unexpected personnel changes.

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

Based upon all of the factors described above, we have a limited ability to forecast future revenues and expenses and it is likely that in some future quarter our operating results will be below our estimates or the expectations of public market analysts and investors. In the event that operating results are below our estimates or other expectations, the price of our common stock could decline.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as our OEMs, distributors and systems integrators. Our revenues from license fees resulting from sales through indirect channel partners were approximately 32%, 50% and 45% in fiscal years 2002, 2001 and 2000, respectively. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of our strategy is to embed our technology in products offered by OEMs for resale or as a hosted application to such OEM’s customers and end-users. We also intend to establish and expand our relationships with systems integrators so that such systems integrators will increasingly recommend our products to their clients. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our OEMs experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

Although we are currently investing, and plan to continue to invest, significant resources to expand and develop relationships with OEMs, we have at times experienced and continue to experience difficulty in establishing and maintaining these relationships. If we are unable to successfully expand these distribution channels and secure license agreements with additional OEMs on commercially reasonable terms, including significant up front payments of minimum license fees, and extend existing license agreements with existing OEMs on commercially reasonable terms, our operating results would be harmed. Any inability by us to maintain existing or establish new relationships with indirect channel partners, including systems integrators, or, if such efforts are successful, a failure of our revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm our business, operating results and financial condition.

IF WE FAIL TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

During fiscal years 2002 and 2001, we derived 23% of our total revenues from sales outside of North America while 14% of our total revenues was derived from sales outside North America in fiscal year 2000. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

OUR LITIGATION WITH MICROSTRATEGY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Incorporated (“MicroStrategy). The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information. The complaint seeks injunctive relief and damages. The trial for this case was completed on March 13, 2003. We expect the court to issue a decision on the case sometime between May and June of 2003. An adverse decision by the court in this case could have an adverse impact on our business, operating results and financial condition and result in the following:

•	we could be forced to stop selling our products;

•	we will continue to incur substantial litigation costs in defense of this lawsuit;

•	we may be required to indemnify our customers;

•	we may have to use significant engineering resources to redesign our products as a result of this lawsuit;

•	we may be required to enter into a licensing agreement with MicroStrategy containing terms that are unfavorable to us;

•	we will be forced to commit significant engineering and management resources to resolve this lawsuit; and

•	our customer’s decision to purchase our products and services has and will be negatively impacted by the lawsuit.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

Our market is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in four principal forms:

•	competition from current or future business intelligence software vendors such as Brio Technology, Inc., Business Objects S.A., Cognos, Inc., Crystal Decisions, Inc., Microsoft and MicroStrategy Incorporated that offer reporting functionality as part of their suite of products;

•	competition from e.Business software vendors such as SAP and Oracle, to the extent they include reporting functionality in their applications;

•	competition from other e.Business software vendors and software development tool vendors; and

•	competition from the IT departments of current or potential customers that may develop Information Applications internally which may be cheaper and more customized than our products.

Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors, including companies such as Oracle and Microsoft, have greater name recognition and the ability to leverage a significant installed customer base. These companies could integrate competing reporting software development tools with their products or significantly increase the functionality of their existing reporting software development tools, either of which would result in a loss of market share for us. We expect additional competition as other established and emerging companies enter the Information Application software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the Information Application needs of our prospective customers. Also our current or future channel partners may have established in the past, or may in the future, establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could harm our ability to obtain revenues from license fees from new or existing customers and service revenues from new or existing customers on terms favorable to us. If we are unable to compete successfully against current and future competitors our business, operating results and financial condition would be harmed.

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that our current or future products infringe such parties’ intellectual property rights. We expect Information Application software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business, operating results and financial condition.

IF THE MARKET FOR INFORMATION APPLICATION SOFTWARE DOES NOT GROW AS WE EXPECT, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

The market for Information Application software products is still emerging and we cannot be certain that it will continue to grow or that, even if the market does grow, businesses will purchase our products. If the market for Information Application software products fails to grow or grows more slowly than we expect, our business, operating results and financial condition would be harmed. To date, all of our revenues have been derived from licenses for our e.Reporting software and related products and services, and we expect this to continue for the foreseeable future. We have spent, and intend to continue to spend, considerable resources educating potential customers and indirect channel partners about Information Applications and our products. However, if such expenditures do not enable our products to achieve any significant degree of market acceptance, our business, operating results and financial condition would be harmed.

THREATENED LITIGATION BY THE SECURITIES AND EXCHANGE COMMISSION MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND STOCK PRICE.

In September 2002, we were informed that the staff of the Securities and Exchange Commission (“SEC”) intends to recommend to the SEC that it authorize the staff to bring a civil injunction action against Actuate and Nicolas Nierenberg, our Chairman and Chief Technology Officer. The potential action would allege that Actuate and Mr. Nierenberg violated, either directly or as an aider and abettor, certain provisions of the federal securities laws in connection with two software license transactions that Actuate completed with Unify Corporation (“Unify”) in early 2000.

The staff of the SEC invited us and Mr. Nierenberg to provide submissions explaining why the contemplated action should not be brought. Actuate and Mr. Nierenberg have provided the staff with those submissions. We have cooperated fully with the staff’s investigation and we will continue to work with the SEC to resolve these matters as quickly as possible.

The staff’s actions arise from the SEC’s investigation and subsequent lawsuit against Unify and two of its officers. The SEC’s complaint against Unify alleges that in 1999 and 2000 Unify and the two officers engaged in a fraudulent scheme to overstate Unify’s revenues and earnings by improperly recognizing revenues from a series of transactions completed with more than 10 different companies. The transaction with Actuate is one of the transactions cited in the complaint against Unify. In early 2000, we completed two separate license agreements with Unify. In one agreement, Actuate acquired a license to distribute a Unify software product and in the other agreement, Unify acquired a license to distribute an Actuate software product. The SEC’s complaint against Unify alleged that these transactions were reciprocal and Unify violated the federal securities laws when it improperly recognized revenues from these transactions.

The staff of the SEC is investigating whether (i) we knew that Unify was violating the law by improperly recording these transactions as revenues and therefore we and Mr. Nierenberg aided and abetted Unify’s violations, and (ii) we improperly accounted for Unify’s license of our product. The staff’s letter to us states that the staff intends to recommend that the SEC seek the following remedies: (i) a permanent injunction prohibiting future violations of the Exchange Act and Rules thereunder, (ii) civil penalties pursuant to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990; and (iii) an order preventing Mr. Nierenberg from serving as an officer or director of any entity having a class of securities registered pursuant to Section 12 of the Exchange Act or that is required to file reports pursuant to Section 15(d) of the Exchange Act.

We believe that the Actuate-Unify transactions were entered into for valid business purposes. When we entered into these transactions we believed they were advantageous to our business because they allowed us to acquire certain Java technology (we felt Unify’s products had a good technical reputation at that time) and to have our software bundled with Unify’s application server. We also believe that Mr. Nierenberg and Actuate did not know of Unify’s alleged fraud and in no way aided or abetted Unify in its alleged scheme to overstate its revenues.

We further believe our accounting treatment of the license transactions had no material impact to our financial statements reported in fiscal 2000. We only recognized approximately $52,000 of amortized maintenance revenues related to the license of our product by Unify in the second quarter of fiscal 2000 (less than 0.3% of total revenues for that quarter) and we subsequently reversed this revenue in the third quarter of fiscal 2000. No other amounts were recorded as revenues in our income statements.

The negative publicity regarding this contemplated SEC action may harm our reputation and adversely impact our business and the price of our common stock. In addition, any subsequent recommendation that the staff of the SEC commence litigation against us or Mr. Nierenberg, may seriously harm our reputation and adversely impact our business and the price of our common stock. Although we believe any monetary penalties resulting from litigation or a settlement arising therefrom will not have a material financial impact on us, such litigation or settlement may absorb significant management time and harm our reputation and adversely impact our business and the price of our common stock.

BECAUSE THE SALES CYCLES OF OUR PRODUCTS ARE LENGTHY AND VARIABLE, OUR QUARTERLY RESULTS MAY FLUCTUATE.

The purchase of our products by our end-user customers for deployment within the customer’s organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer’s internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations as well as general economic and political events. The sales cycle for an initial order of our products is typically 3 to 6 months and the sales cycle associated with a follow-on large scale deployment of our products typically extends for another 6 to 9 months or longer. We may experience longer sales cycles in the future. Additionally, sales cycles for sales of our products to OEMs tend to be longer, ranging from 6 to 24 months or more and may involve convincing the vendor’s entire organization that our products are the appropriate Information Application software for the vendor’s application. This time period does not include the sales and implementation cycles of such vendor’s own products, which are typically significantly longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end-user customers or our indirect channel partners could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

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

Mergers and acquisitions of high-technology companies are inherently risky, and we cannot assure you that any acquisition will be successful and will not materially harm our business, operating results or financial condition.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

The market for our products is characterized by rapid technological changes, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. Any of these factors can render existing products obsolete and unmarketable. We believe that our future success will depend in large part on our ability to support current and future releases of popular operating systems and computer programming languages, databases and e.Business software applications, to timely develop new products that achieve market acceptance and to meet an expanding range of customer requirements. If the announcement or introduction of new products by us or our competitors or any change in industry standards causes customers to defer or cancel purchases of existing products, our business, operating results and financial condition would be harmed. As a result of the complexities inherent in Information Applications, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of our products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. If we fail to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, our business, operating results and financial condition may be harmed.

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

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

A substantial portion of Actuate’s revenues is derived from international sales. During fiscal years 2002 and 2001, we derived 23% of our total revenues from sales outside of North America while 14% of our total revenues was derived from sales outside North America in fiscal year 2000. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

•	economic and political instability, including war or the threat of war;

•	difficulty in managing an organization spread across many countries;

•	multiple and conflicting tax laws and regulations;

•	costs of localizing products for foreign countries;

•	difficulty in hiring employees in foreign countries;

•	trade laws and business practices favoring local competition;

•	dependence on local vendors;

•	compliance with multiple, conflicting and changing government laws and regulations;

•	longer sales and payment cycles;

•	import and export restrictions and tariffs;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty or delay in accounts receivable collection; and

•	foreign currency exchange rate fluctuations.

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

Our expansion in the scope of operations over the past few years has placed and will continue to place a significant strain on our management, information systems and resources. Any acquisitions made by us will also put a significant strain on our management, information systems and resources. In addition, we expect that an expansion of our international operations will lead to increased financial and administrative demands associated with managing our international operations and managing an increasing number of relationships with foreign partners and customers and expanded treasury functions to manage foreign currency risks. Our future operating results will also depend on our ability to further develop indirect channels and expand our support organization to accommodate growth in our installed base. If we fail to manage our expansion effectively, our business, operating results and financial condition would be harmed.

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

IF THE PROTECTION OF OUR PROPRIETARY RIGHTS IS INADEQUATE, OUR BUSINESS COULD BE SERIOUSLY HARMED.

We have two issued and three pending U.S. patents and we rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to shrink-wrap or signed license agreements, which impose certain restrictions on licensees’ ability to utilize the software. In addition, we seek to avoid disclosure of our intellectual property, including requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	changes in the economic and political conditions in the United States and abroad;

•	actual or anticipated fluctuations in our operating results;

•	terrorist attacks, war or the threat of war;

•	developments in ongoing or threatened litigation;

•	announcements of technological innovations;

•	new products or new contracts announced by us or our competitors;

•	developments with respect to copyrights or proprietary rights;

•	price and volume fluctuations in the stock market;

•	changes in corporate purchasing of Information Applications software;

•	the announcement of mergers or acquisitions;

•	adoption of new accounting standards affecting the software industry; and

•	changes in financial estimates by securities analysts.

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

During fiscal years 2002 and 2001, we derived 23% of our total revenues from sales outside of North America while 14% of our total revenues was derived from sales outside North America in fiscal year 2000. Approximately 7% of the revenues from our U.S. operations are overseas sales and are denominated in U.S. dollars. Our exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies is limited. However, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country and may result in a reduction in sales and profitability in that country. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations in fiscal year 2002 was not material. Actuate does not engage in hedging transactions.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding our directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act,” respectively, contained in our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2003 Annual Meeting of Stockholders to be held on May 28, 2003 (the “Proxy Statement”). The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Actuate Executive Officers.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” of the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Annual Report on Form 10-K, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

See Index on Page F-1.

(a)(2)    Financial Statement Schedules

Schedules have been omitted because the information required to be set forth therein is not applicable or is readily available in the financial statements or notes thereto.

(a)(3)    Exhibits

Exhibit No.	Description

2.1(5)	Agreement and Plan of Merger and Reorganization among Actuate Corporation, TT Acquisition Corp., Tidestone Technologies, Inc. and Michael J. Gassman, as Stockholders’ Representative dated May 1, 2001.

3.1(3)	Form of Third Amended and Restated Certificate of Incorporation.

3.2(1)	Form of Bylaws of the Registrant.

4.1(1)	Reference is made to Exhibits 3.1 and 3.2.

4.2(1)	Specimen Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(1)	1994 Stock Option Plan, as amended.

10.3(1)	1998 Equity Incentive Plan.

10.4(1)	1998 Employee Stock Purchase Plan.

10.5(1)	1998 Non-Employee Directors Option Plan.

10.6(4)	2001 Supplemental Stock Option Plan.

10.7(1)	Offer Letter between the Company and Daniel A. Gaudreau dated May 7, 1997.

10.8(2)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated August 18, 1999.

10.9(2)	First Amendment to Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated September 30, 1999.

10.10(4)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 21, 2000.

21.1	Subsidiaries of Actuate Corporation.

23.1	Consent of Ernst & Young LLP, Independent Auditors .

24.1	Power of Attorney. (see the signature page to this Form 10-K).

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741).
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(3)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 1999.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2000.
(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(b)    Reports on Form 8-K

A Form 8-K, containing frequently asked questions regarding an SEC investigation of Actuate and Nicolas Nierenberg, was filed by us on November 18, 2002.

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

Date: March 28, 2003

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

Signature	Title	Date

/s/ NICOLAS C. NIERENBERG Nicolas C. Nierenberg	Chairman of the Board and Chief Architect	March 28, 2003

/s/ PETER I. CITTADINI Peter I. Cittadini	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ DANIEL A. GAUDREAU Daniel A. Gaudreau	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ GEORGE B. BEITZEL George B. Beitzel	Director	March 28, 2003

/s/ KENNETH E. MARSHALL Kenneth E. Marshall	Director	March 28, 2003

/s/ ARTHUR C. PATTERSON Arthur C. Patterson	Director	March 28, 2003

/s/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	March 28, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Peter I. Cittadini, President and Chief Executive officer of Actuate Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Actuate Corporation (the “Company”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report (Part III Item 14) whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/s/    PETER I. CITTADINI

Peter I. Cittadini

President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Daniel A. Gaudreau, Senior Vice President, Finance and Administration and Chief Financial Officer of Actuate Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Actuate Corporation (the “Company”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report (Part III Item 14) whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/s/    DANIEL A. GAUDREAU

Daniel A. Gaudreau

Senior Vice President, Finance and Administration and

Chief Financial Officer

ACTUATE CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

Actuate Corporation

We have audited the accompanying consolidated balance sheets of Actuate Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Actuate Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/S/    ERNST & YOUNG LLP

San Francisco, California

January 21, 2003

ACTUATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$23,595	$34,660
Short-term investments	21,272	5,147
Accounts receivable, net of allowances of $3,711 at December 31, 2002 and $6,205 at December 31, 2001	23,979	28,870
Other current assets	3,659	4,251

Total current assets	72,505	72,928
Property and equipment, net	6,204	12,387
Goodwill, net	20,766	18,787
Other purchased intangibles, net	5,380	11,701
Deferred tax assets	2,140	—
Other assets	1,441	1,588

	$108,436	$117,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,071	$3,621
Current portion of restructuring liabilities	3,481	—
Accrued compensation	4,947	5,976
Other accrued liabilities	6,909	11,146
Income taxes payable	950	64
Deferred revenue	23,273	23,978

Total current liabilities	42,631	44,785

Deferred tax liabilities	—	1,529
Restructuring liabilities, net of current portion	17,382	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 59,705,242 and 59,985,945 shares issued and outstanding at December 31, 2002 and 2001, respectively	60	60
Additional paid-in capital	91,346	88,701
Deferred stock compensation	(41)	(199)
Accumulated other comprehensive loss	(200)	(214)
Accumulated deficit	(42,742)	(17,271)

Total stockholders’ equity	48,423	71,077

	$108,436	$117,391

See accompanying notes.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2002	2001	2000
Revenues:
License fees	$58,280	$79,106	$72,286
Services	50,884	48,100	36,474

Total revenues	109,164	127,206	108,760

Costs and expenses:
Cost of license fees	1,921	2,305	1,959
Cost of services	23,936	29,702	22,471
Sales and marketing	46,550	58,859	48,133
Research and development	18,576	19,011	14,938
General and administrative	12,724	10,853	7,015
Amortization of goodwill (in 2001 and 2000) and other intangibles	3,985	10,704	7,147
Restructuring charges	27,136	859	—

Total costs and expenses	134,828	132,293	101,663

(Loss) income from operations	(25,664)	(5,087)	7,097
Interest and other income, net	769	1,148	891

(Loss) income before income taxes	(24,895)	(3,939)	7,988
Provision for income taxes	(576)	(2,478)	(2,589)

Net (loss) income	$(25,471)	$(6,417)	$5,399

Basic net (loss) income per share	$(0.42)	$(0.11)	$0.10

Shares used in basic per share calculation	60,141	59,299	56,114

Diluted net (loss) income per share	$(0.42)	$(0.11)	$0.08

Shares used in diluted per share calculation	60,141	59,299	64,483

See accompanying notes.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2000	55,476,606	$56	$47,816	$(142)	$159	$(16,253)	$31,636
Comprehensive income
Net income	—	—	—	—	—	5,399	5,399
Currency translation	—	—	—	—	72	—	72

Total comprehensive income							5,471
Issuance of common stock upon exercise of stock options, net of repurchases	1,509,536	1	4,039	—	—	—	4,040
Issuance of common stock under Employee Stock Purchase Plan	604,576	1	2,495	—	—	—	2,496
Amortization of deferred compensation	—	—	—	61	—	—	61
Issuance of common stock related to Open Software Technology acquisition	102,564	—	3,245	—	—	—	3,245
Issuance of common stock related to EnterpriseSoft acquisition	200,000	—	6,257	—	—	—	6,257
Tax benefits from employee stock Options	—	—	3,771	—	—	—	3,771

Balance at December 31, 2000	57,893,282	58	67,623	(81)	231	(10,854)	56,977
Comprehensive income
Net loss	—	—	—	—	—	(6,417)	(6,417)
Currency translation	—	—	—	—	(445)	—	(445)

Total comprehensive loss							(6,862)
Issuance of common stock upon exercise of stock options, net of repurchases	1,293,297	1	5,171	—	—	—	5,172
Issuance of common stock under Employee Stock Purchase Plan	449,851	—	4,477	—	—	—	4,477
Deferred compensation related to Tidestone Technologies acquisition	—	—	—	(232)	—	—	(232)
Reversal of deferred compensation related to terminated Tidestone employees	—	—	—	58	—	—	58
Amortization of deferred compensation	—	—	—	56	—	—	56
Issuance of common stock related to Tidestone Technologies acquisition	769,515	1	10,634	—	—	—	10,635
Issuance of common stock related to charitable donation	10,000	—	36	—	—	—	36
Stock repurchase	(430,000)	—	(1,805)	—	—	—	(1,805)
Tax benefits from employee stock Options	—	—	2,565	—	—	—	2,565

Balance at December 31, 2001	59,985,945	60	88,701	(199)	(214)	(17,271)	71,077
Comprehensive income
Net loss	—	—	—	—	—	(25,471)	(25,471)
Net unrealized gains on available-for- sale securities	—	—	—	—	16	—	16
Currency translation	—	—	—	—	(2)	—	(2)

Total comprehensive loss							(25,457)
Issuance of common stock upon exercise of stock options, net of repurchases	779,321	1	1,530	—	—	—	1,531
Issuance of common stock under Employee Stock Purchase Plan	1,008,276	1	3,009	—	—	—	3,010
Amortization of deferred compensation, net	—	—	—	158	—	—	158
Stock repurchase	(2,068,300)	(2)	(4,159)	—	—	—	(4,161)
Tax benefits from employee stock Options	—	—	2,265	—	—	—	2,265

Balance at December 31, 2002	59,705,242	$60	$91,346	$(41)	$(200)	$(42,742)	$48,423

See accompanying notes

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2002	2001	2000
Operating activities
Net (loss) income	$(25,471)	$(6,417)	$5,399
Adjustments to reconcile net (loss) income to net cash from operating activities:
Amortization of deferred compensation	158	56	61
Amortization of goodwill (in 2001 and 2000) and other intangibles	3,985	10,704	7,147
Depreciation	4,348	4,114	2,778
Restructuring charges	3,382	—	—
Tax benefits from exercise of stock options	2,265	2,565	3,771
Issuance of common stock related to charitable donation	—	36	—
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	4,891	4,584	(14,281)
Other current assets	592	(1,601)	(1,523)
Deferred tax assets	(2,140)	—	—
Accounts payable	(550)	(2,470)	892
Accrued compensation	(1,029)	(82)	2,247
Other accrued liabilities	(2,204)	115	2,815
Income taxes payable	1,175	(361)	60
Deferred revenue	(705)	1,870	9,940
Deferred tax liabilities	(1,461)	(260)	—
Restructuring liabilities	20,863	—	—

Net cash generated by operating activities	8,099	12,853	19,306

Investing activities
Purchase of property and equipment	(1,547)	(6,311)	(10,530)
Proceeds from maturity of short-term investments	24,886	3,042	17,549
Purchase of short-term investments	(40,995)	(8,189)	—
Final purchase price payment in connection with Open Software Technology acquisition	(2,033)	—	—
Acquisition of Tidestone Technologies, Inc.	—	(164)	—
Acquisition of Open Software Technology, net of cash assumed	—	—	(7,406)
Acquisition of EnterpriseSoft business	—	—	(2,500)
Acquisition of shares of Actuate Japan	—	—	(666)
Net change in other assets	147	(198)	(1,787)

Net cash used in investing activities	(19,542)	(11,820)	(5,340)

Financing activities
Proceeds from issuance of common stock	4,541	9,649	6,536
Stock repurchases	(4,161)	(1,805)	—
Repayments of bank loan	—	(700)	(250)

Net cash provided by financing activities	380	7,144	6,286

Net (decrease) increase in cash and cash equivalents	(11,063)	8,177	20,252
Change in cumulative translation adjustment	(2)	(445)	72
Cash and cash equivalents at the beginning of the year	34,660	26,928	6,604

Cash and cash equivalents at the end of the year	$23,595	$34,660	$26,928

Supplemental disclosure of cash flow information
Income taxes paid	$321	$309	$463

See accompanying notes.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

Actuate Corporation (the “Company” or “Actuate”) was incorporated on November 16, 1993 in the State of California and reincorporated in the State of Delaware on July 7, 1998. We are a provider of a leading Information Application software platform. Information Applications add value to traditional transaction applications and include business performance management dashboards, information portals as well as business analytic, enterprise reporting and spreadsheet reporting applications. Our Actuate e.Reporting Suite 6 (“Actuate 6”) product line allows companies to create, manage and deliver secure formatted content, using operational data from multiple data sources, and to make that business content available on their Web sites for use by customers, partners and employees. Our products and services are used by our customers to deliver content such as transaction histories, service level information, performance summaries, manufacturing and distribution status and customer account information. Actuate 6 is a scalable, dynamic platform that can be seamlessly integrated into any Web site and its server-centric architecture provides the building blocks for an Information Application of any size. Actuate 6’s open environment allows developers to create content from virtually any data source and present it in virtually any format required by our customers. Our products have been adopted in a wide variety of industries, including financial services, telecommunications, technology, health care and others and by a wide variety of organizations including Global 9000 companies and original equipment manufacturers (“OEMs”). We sell our products in North America primarily through our direct sales force and our OEMs, who integrate and resell Actuate software to their customers. Outside North America, we sell our products through our direct sales force in the countries in which we have an office and through distributors.

Basis of Presentation

The consolidated financial statements include the accounts of Actuate and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.

During fiscal year 2000, we completed the acquisition of Open Software Technology, LLC (“OST”) and acquired all the assets and business of EnterpriseSoft. Also during fiscal year 2000, we purchased additional shares of Actuate Japan Company Ltd. (“Actuate Japan”); our distributor located in Japan, from its other shareholders and became the majority shareholder. As of December 31, 2002, we have approximately 66.7% of the outstanding voting stock of Actuate Japan. We have consolidated the results of Actuate Japan from the date that we became the majority shareholder. Accumulated losses applicable to the minority shareholders exceed their equity capital in Actuate Japan. This excess loss applicable to the minority shareholders has been charged to us, as the minority shareholders are not obligated to contribute their share of losses exceeding their equity capital. In May 2001, we completed the acquisition of Tidestone Technologies, Inc. (“Tidestone”), a software technology company. These acquisitions were accounted for under the purchase method of accounting. In accordance with the purchase method of accounting, the Consolidated Statements of Operations include these companies’ operating results from the date of acquisition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On a regular basis, we evaluate estimates, including those related to bad debts, intangible assets, income taxes and restructuring charges. Actual results could differ materially from these estimates.

Revenues

License fees from sales of software products directly to end-user customers or indirect channel partners are recognized as revenues after execution of a non-cancelable signed license agreement or receipt of a definitive

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

License arrangements with OEMs are for specified duration and require that such vendors only license our products to their customers for use with such vendor’s application. Furthermore, license arrangements with distributors give such distributors the right to distribute our products to customers headquartered in specified territories. License arrangements with indirect channel partners such as OEMs, system integrators and distributors generally take the form of arrangements pursuant to which a license fee is paid to us, which we recognize as revenues when no further obligations remain, provided that the fees are fixed or determinable and collection of the resulting receivables is deemed probable. For license arrangements with distributors that do not meet the fixed and determinable fee criteria, revenues are deferred and recognized when evidence of an arrangement with an end-user has been received. For arrangements in which the contracting entity has the right to the unlimited usage for a specified term and the right to unspecified future products, license fee revenues are deferred and recognized on a straight-line basis over the term of the license agreement.

In certain situations where customers have received payment terms outside of our customary standard terms but within one year, we have recognized revenues upon delivery, provided that we have, in the past, collected all payments as due under comparable arrangements with those customers, without providing concessions.

We have not established vendor specific objective evidence of fair value (“VSOE”) for license fees and therefore we recognize revenues from arrangements with multiple elements involving software licenses under the residual method as outlined in Statement of Position No. 97-2 “Software Revenue Recognition”, as amended. To the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements.

Service revenues consist of maintenance, consulting, training, and related services that we provide to our customers. Revenues from such services, other than maintenance, are generally recognized when performed. Maintenance revenue is recognized on a straight-line basis over the term of the maintenance period. If services are included with a license agreement, amounts related to services are unbundled from the license fee based on VSOE as established by transactions where such services have been sold separately. When we provide a software license and the related maintenance for one bundled price, the VSOE of the maintenance, based on the price charged for that element separately, is deferred and recognized ratably over the term of the respective agreement.

We have adopted the provision of Emerging Issues Task Force No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” This pronouncement addresses whether reimbursements received for out of pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The staff of the FASB concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. Prior to January 1, 2002, we recorded reimbursements as a reduction of cost of services revenues. Beginning in the first quarter of 2002, we have adopted EITF 01-14 and have recorded reimbursable expenses as services revenue. For all comparative periods, reimbursable expenses have been reclassified into

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services revenues, with a corresponding increase in cost of revenues. The impact of EITF 01-14 on services revenues and cost of revenues is presented as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Services revenues (as originally presented)	$49,898	$45,922	$34,978
Impact of EITF 01-14	946	2,178	1,496

Services revenues (as currently presented)	$50,844	$48,100	$36,474

Cost of services (as originally presented)	$22,990	$27,524	$20,975
Impact of EITF 01-14	946	2,178	1,496

Cost of services (as currently presented)	$23,936	$29,702	$22,471

With the adoption of EITF 01-14, the Company typically recognizes reimbursable expenses as revenue when an agreement to bill the customer for reimbursable expenses exists, the expenses have been incurred and billed, and collection is probable.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of cash deposited with banks and highly liquid, high quality debt securities with maturities at the date of purchase of 90 days or less. All short-term investments are classified as available-for-sale, are carried at amortized cost, which approximates fair value based on quoted market price, and consist of high quality debt securities with original maturities between 90 days and one year. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of marketable investments and accounts receivable. We place our investments with high-credit-quality multiple issuers. We sell to a diverse customer base primarily to customers in the United States. No single customer has accounted for more than 10% of our sales in any period presented. We do not require collateral on sales with credit terms.

The following table summarizes the activities in the allowance for doubtful accounts:

	Year Ended December 31,
	2002	2001	2000
Beginning balance	$6,205	$2,895	$1,553
Charged to revenues	660	2,776	1,124
Charged to expenses	1,225	1,781	228
Write-offs, net of recoveries	(4,379)	(1,247)	(10)

Ending balance	$3,711	$6,205	$2,895

Software Development Costs

Software development costs associated with new products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

Effective January 1, 2002, goodwill and acquired workforce are no longer being amortized, and instead, tested for impairment annually, or more frequently, if impairment indicators arise. Other intangible assets consist of customer lists, purchased technologies, non-compete agreements, and trademark acquired from various acquisitions. Intangible assets acquired in business acquisitions are recorded at their fair values using the income approach or cost approach. These other intangible assets are being amortized over the expected useful life not exceeding four years using the straight-line method. Please see Note 6 for further discussion.

Impairment of Long-Lived Assets

In October 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 was adopted as of January 1, 2002. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations. Excepted as stated in Note 9 (Restructuring Charges), there were no long-lived assets that were considered to be impaired during the periods presented.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in sales and marketing expense and amounted to $199,000, $400,000 and $877,000 in fiscal years 2002, 2001 and 2000, respectively.

Income Taxes

Income taxes are accounted for under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that those assets will not be realized.

Currency Translation

Actuate translates the assets and liabilities of international non-U.S. functional currency subsidiaries into U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in stockholders’ equity in the consolidated balance sheet. Currency transaction gains or losses are recognized in current operations and have not been significant to our operating results in any period.

Stock Dividends

On July 12, 2000, we announced a two-for-one stock split in the form of a stock dividend, which was distributed at the close of business on August 14, 2000. All net income (loss) per share amounts, as well as references to common stock and stockholders’ equity amounts have been restated as if these stock dividends had occurred as of the earliest period presented.

Stock-Based Compensation

We have several stock-based compensations plans, which are described more fully in Note 8. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Recently, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” (“SFAS 148”) This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not adopted the recognition provisions of SFAS 123, as amended by SFAS 148, and continue to account for stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2002	2001(1)	2000
	(Revised)
Net (loss) income—as reported	$(25,471)	$(6,417)	$5,399
Less: Stock-based employee compensation expense determined under the fair value method for all awards	(47,314)	(70,682)	(51,476)

Net loss—pro forma	$(72,785)	$(77,099)	$(46,077)

Basic net (loss) income per share:
As reported	$(0.42)	$(0.11)	$0.10
Pro forma	$(1.21)	$(1.30)	$(0.82)
Diluted net (loss) income per share:
As reported	$(0.42)	$(0.11)	$0.08
Pro forma	$(1.21)	$(1.30)	$(0.82)

(1)	During the preparation of footnotes to the consolidated financial statements for fiscal year 2002, we determined that the calculation of our net loss—pro forma reported under SFAS 123 for fiscal year 2001, as reported in that year, did not appropriately reflect the effect of SFAS 123 for the options under our 2001 Option Exchange Program and Purchase Plan. Accordingly, the amount of net loss—pro forma reported under SFAS 123 for fiscal year 2001 presented in the table above has been revised, resulting in an increase in the previously reported amount of $49.2 million. This revision had no effect on our previously reported consolidated results of operations or financial condition.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 8 for discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

We account for stock awards issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, (“EITF 96-18”). Under SFAS 123 and EITF 96-18, stock awards to non-employees are accounted for at their fair value using the Black-Scholes method.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year ended December 31,
	2002	2001	2000
Net (loss) income	$(25,471)	$(6,417)	$5,399

Basic:
Weighted-average shares of common stock outstanding	60,154	59,424	56,671
Weighted-average shares subject to repurchase	(13)	(125)	(557)

Shares used in computing basic net (loss) income per share	60,141	59,299	56,114

Basic net (loss) income per share	$(0.42)	$(0.11)	$0.10

Diluted:
Shares used above	60,141	59,299	56,114
Effect of dilutive potential common shares	—	—	8,369

Shares used in computing diluted net (loss) income per share	60,141	59,299	64,483

Diluted net (loss) income per share	$(0.42)	$(0.11)	$0.08

All outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share in fiscal years 2002 and 2001 because all such stock options are anti-dilutive for those periods presented. The weighted-average number of common shares excluded from the calculation of diluted net loss per share was 18,110,000 and 18,908,000 in fiscal years 2002 and 2001, respectively. Such stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Comprehensive Income (Loss)

Other comprehensive income (loss) includes currency translation adjustments and unrealized gains and (losses) on short-term investments that are not included in net income (loss), but rather are recorded directly in stockholders’ equity. Total comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which has been disclosed in the Consolidated Statements of Stockholders’ Equity.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

Actuate is principally engaged in the design, development, marketing and support of Actuate e.Reporting Suite 6. Actuate’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, Actuate considers itself to be in a single industry segment, specifically the license, implementation and support of its software products.

Actuate evaluates the performance of its geographic regions based on revenues only. Actuate does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, as Actuate’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, Actuate does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues in Note 11.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which supersedes EITF Issue 94-3. SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 may affect the timing of recognition of future restructuring costs as well as the amounts recognized under such costs. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

In November 2002, the FASB released FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. Our license agreements include indemnification for infringements of third party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties. We have also issued letters of credit totaling $3.9 million related to our leased facilities. We do not have any other guarantees. We do not expect the full adoption of FIN 45 to have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” (“SFAS 148”) This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements are effective for the Company’s fiscal year 2002. The interim disclosure requirements are effective for the first quarter of fiscal year 2003. We continue to account for stock-based compensation using APB 25 and have not adopted the recognition provisions of SFAS 123, as amended by SFAS 148. We do not expect the adoption of SFAS 148 to have a material impact on our financial position or results of operations.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on the results of operations or stockholders’ equity for the years presented.

2.    Investment in Actuate Japan

In March 1996, we established a joint venture company in Japan with six other corporate partners. We received approximately 8.3% of the equity ownership of Actuate Japan. In June 1999, we purchased shares from an existing shareholder raising our equity ownership to 16.7%. Then in April 2000, we became the majority shareholder when we purchased additional shares from existing shareholders raising our equity position to 66.7%. Goodwill arising on consolidation was $1.5 million.

We have a call option for all of the shares issued to the other investors at a fixed price indicated in the agreement that began increasing each year after March 1999. The price to purchase the remaining portion of shares (approximately 33.3%) of Actuate Japan was approximately $1.4 million as of December 31, 2002, based on current exchange rates. The other corporate partners also have the right to put all of their outstanding shares at the same price as the call option.

3.    Acquisitions

On February 29, 2000, we acquired all of the outstanding stock of OST, a software consulting firm. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchased price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the acquisition date. Since February 29, 2000, OST’s results of operations have been included in Actuate’s Consolidated Statements of Operations. The total purchase price was $13.1 million, consisting of $9.4 million in cash ($2.0 million of which was paid in February 2002), 102,564 shares of Actuate’s common stock with a fair value of approximately $3.2 million and other acquisition related expenses of approximately $500,000. Of the total purchase price, approximately $100,000 was allocated to net tangible assets acquired, and the remainder was allocated to intangible assets, including assembled workforce of $2.2 million, a non-compete agreement of $100,000 and goodwill of $10.7 million.

On March 16, 2000, we purchased all the assets and business of EnterpriseSoft for $8.8 million, consisting of $2.5 million in cash and 200,000 shares of Actuate’s common stock with a fair value of approximately $6.3 million. The results of operations of EnterpriseSoft and the estimated fair value of assets acquired are included in our financial statements from the date of acquisition. Actuate has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $86,000 to assembled workforce, $30,000 to non-compete agreement, $10,000 to completed technology, and $8.6 million to goodwill.

On May 30, 2001, we acquired all of the outstanding stock of Tidestone, a software technology company. The results of operations of Tidestone are included in our financial statements from the date of acquisition. The total purchase consideration was $16.7 million, consisting of 769,515 shares of our common stock and assumed options with a fair market value of approximately $10.6 million, net assumed liabilities of $5.9 million and other acquisition-related expenses of $164,000. This acquisition was accounted for as a purchase, with the purchase price being allocated to developed technology—$3.6 million, customer list—$2.0 million, assembled workforce—$900,000, non-compete agreements—$900,000, trademarks—$700,000 and goodwill—$8.6 million. In addition, $232,000 of the purchase consideration was allocated to deferred compensation, which represents the intrinsic value of the unvested options at the date of acquisition.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Cash Equivalents and Short-Term Investments

The following table summarizes the amortized cost, which approximates the fair value of our investments (in thousands):

	December 31,
	2002	2001
Money market funds	$181	$7,263
Corporate obligations	5,104	23,558
Federal and municipal obligations	34,854	3,057

Total	40,139	33,878
Included in cash and cash equivalents	18,867	28,731

Short-term investments	$21,272	$5,147

Realized and unrealized gains or losses were not significant for all periods presented.

5.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Furniture and fixtures	$4,014	$3,778
Computers and purchased software	10,104	8,864
Leasehold improvements	3,587	3,519
Construction in progress	—	3,379

	17,705	19,540
Less accumulated depreciation	(11,501)	(7,153)

Property and equipment, net	$6,204	$12,387

Construction in progress in fiscal year 2001 consists primarily of furniture, fixtures and leasehold improvements for the additional facility leased in December 2000 (see Note 7 for further discussion). In fiscal year 2002, the entire amount was subsequently written off as part of the restructuring plan executed during the third quarter of fiscal year 2002 (see Note 9 for further discussion).

6.    Goodwill and Other Intangible Assets

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS 142, we discontinued the amortization of goodwill effective January 1, 2002. In addition, we reclassified $2.3 million of acquired workforce, which is no longer defined as an acquired intangible asset under SFAS 142, to goodwill.

The provisions of SFAS 142 require the completion of a transitional impairment test within six months of adopting the accounting standard, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. During the quarter ended June 30, 2002, we completed the transitional impairment test, which did not result in an impairment of recorded goodwill. The provisions of SFAS 142 also require an annual impairment test, which we completed on October 1, 2002. The annual impairment test also did not result in an impairment of recorded goodwill.

Goodwill and intangible assets with indefinite lives consist of the following (in thousands):

	December 31,
	2002	2001
Goodwill	$29,242	$29,599
Workforce, net (reclassified as goodwill on January 1, 2002)	2,336	—

Subtotal	31,578	29,599
Accumulated amortization	(10,812)	(10,812)

Goodwill, net	$20,766	$18,787

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization, net of income tax effect, is summarized below (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net (loss) income as reported	$(25,471)	$(6,417)	$5,399
Add back: Goodwill amortization	—	4,067	2,670
Add back: Workforce amortization	—	580	437

Adjusted net (loss) income	$(25,471)	$(1,770)	$8,506

Basic net (loss) income per share:
Net (loss) income per share as reported	$(0.42)	$(0.11)	$0.10
Add back: Goodwill amortization	—	0.07	0.05
Add back: Workforce amortization	—	0.01	0.01

Adjusted net (loss) income per share	$(0.42)	$(0.03)	$0.16

Diluted net (loss) income per share:
Net (loss) income per share as reported	$(0.42)	$(0.11)	$0.08
Add back: Goodwill amortization	—	0.07	0.04
Add back: Workforce amortization	—	0.01	0.01

Adjusted net (loss) income per share	$(0.42)	$(0.03)	$0.13

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets consist of the following (in thousands):

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$10,600	$(8,392)	$2,208	$10,600	$(5,742)	$4,858
Workforce (reclassified as goodwill)	—	—	—	4,086	(1,750)	2,336
Purchased technologies	3,610	(1,439)	2,171	3,610	(537)	3,073
Non-compete agreements	1,030	(450)	580	1,030	(192)	838
Trademark	700	(279)	421	700	(104)	596

	$15,940	$(10,560)	$5,380	$20,026	$(8,325)	$11,701

Amortization expense of other intangible assets was $4.0 million, $4.2 million and $2.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The estimated amortization expense for the years ending December 31, is summarized as follows (in thousands):

Fiscal Year	Amortization Amount
2003	$2,838
2004	1,806
2005	736

$5,380

7.    Commitments

Operating Lease Commitments

Actuate leases its headquarter facilities under noncancelable operating leases expiring in March 2008. In December 2000, we entered into a ten-year building lease agreement for additional office space in a building adjacent to our headquarters in South San Francisco, California. This latter facility has been unoccupied since the leasing term began in May 2001. We recorded a charge of $24.8 million related to the exit of this idle facility during fiscal year 2002. See Note 9 (Restructuring Charges) for further discussion. In conjunction with the signing of these two building leases, we provided the landlord with a letter of credit in the amount of $3.9 million as a security deposit. We have granted security interest in all of our assets as a security for the letter of credit. Rent expense for facilities under operating leases was approximately $6.7 million in fiscal year 2002, $7.0 million in fiscal year 2001 and $2.6 million in fiscal year 2000. Rent payment charged to restructuring accrual in fiscal year 2002 was $1.7 million. Aggregate minimum lease commitments under all operating leases are as follows (in thousands):

Fiscal Year	Payments Due by Period
2003	$5,553
2004	5,538
2005	5,663
2006	5,812
2007	5,958
Thereafter	12,377

$40,901

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Stockholders’ Equity

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

Stock Option Plans

In May 1994, our board of directors adopted the 1994 Stock Option Plan (the “Predecessor Plan”) for issuance of common stock to employees, consultants and non-employee directors. In May 1998, the 1998 Equity Incentive Plan (the “1998 Plan”) was adopted by the board of directors and approved by the stockholders in July 1998 as the successor to the Predecessor Plan. Employees, consultants and directors are eligible for awards under the 1998 Plan. Outstanding options under the Predecessor Plan have been incorporated into the 1998 Plan and no further option grants will be made under the Predecessor Plan. Initially, a total of 5,200,000 shares of common stock were reserved for issuance under the 1998 Plan. As of December 31, 2002, there were options to purchase 630,473 shares outstanding under the Predecessor Plan. Except as otherwise noted, options outstanding under the Predecessor Plan are subject to substantially the same terms as described below for option awards under the 1998 Plan. As of January 1 of each year, the number of shares reserved for issuance under the 1998 Plan will be increased automatically by the lesser of (i) 5% of the total number of shares of Common Stock then outstanding or (ii) 2,800,000 shares. In addition to the 1998 Plan, the board of directors adopted the 2001 Supplemental Stock Plan (the “2001 Plan”) in January 2001. A total of 2,700,000 shares of common stock were reserved for issuance under the 2001 Plan. Employees and consultants are eligible for awards under the 2001 Plan. Members of the board of directors and officers of Actuate are not eligible to receive awards under the 2001 Plan. The 1998 Plan and the 2001 Plan are collectively known as “the Plans”.

Under the 1998 Plan, eligible participants may be awarded options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted shares or stock units (collectively, the “Awards”). Options under the 1998 Plan may be incentive stock options designed to satisfy Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or non-statutory stock options not designed to meet such requirements. Under the 2001 Plan, eligible participants may be awarded options to purchase shares of common stock and restricted shares only. All options granted under the 2001 Plan are non-statutory stock options. If restricted shares or shares issued upon the exercise of options granted under the Plans or the Predecessor Plan are forfeited, then such shares will again become available for awards under the Plans. If stock units, options or SARs granted under the 1998 Plan or the Predecessor Plan are forfeited or terminated for any other reason before being exercised, then the corresponding shares will again become available for awards under the 1998 Plan. The exercise price for non-statutory and incentive stock options granted under the Plans may not be less than 85% or 100%, respectively, of the fair market value of the common stock on the option grant date. The Board may amend or terminate the Plans at any time. Amendments may be subject to stockholder approval to the extent required by applicable laws.

Options granted under the Predecessor Plan are generally exercisable upon grant, subject to repurchase rights by the Company until vested. Options granted under the Plans are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant and the remaining balance vesting

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

monthly over the next four or three years. Upon a change in control, an Award under the Plans will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the Plans will accelerate in full. Options granted under the Predecessor Plan become fully vested upon a change in control unless assumed or replaced with a comparable option by the acquiring entity. At December 31, 2002 and 2001, 35,497 and 87,367 shares of common stock issued under the Predecessor Plan were subject to repurchase by the Company, respectively. All outstanding repurchase rights under the Plans shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation.

Tidestone Technologies, Inc. 1998 Incentive Stock Option Plan and Non-Qualified Stock Option Plan of 1999

Tidestone Technologies, Inc.’s 1998 Incentive Stock Option Plan (“T-98 Option Plan”) and Non-qualified Stock Option Plan of 1999 (“T-99 Option Plan”) were assumed by us on May 30, 2001, in connection with the acquisition of Tidestone. The T-98 Option Plan and the T-99 Option Plan are collectively known as the “Tidestone Option Plans”. Each option under the Tidestone Option Plans was converted into a right to receive an option to purchase shares of our common stock. A total of 77,968 and 70,509 shares of common stock have been authorized for issuance under the T-98 Option Plan and T-99 Option Plan, respectively. All options granted under the T-98 Option Plan are incentive stock options qualified under Section 422 of the Code, with a vesting term of five years while the options granted under the T-99 Option Plan are non-statutory stock options with a vesting term of three years. Options granted under the Tidestone Option Plans are generally exercisable upon grant, subject to repurchase rights by us until vested. Under the T-99 Option Plan, shares generally vest at the rate 33% annually. Under the T-98 Option Plan, shares generally vest at the rate of 20% annually. Upon a change in control, an Award under the Tidestone Option Plans will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. As of December 31, 2002, 64,313 and 2,055 shares of common stock were reserved and available for future grants under the T-98 Option and T-99 Option Plan, respectively.

1998 Non-Employee Directors Option Plan

The 1998 Non-Employee Directors Option Plan (the “Directors Option Plan”) was adopted by the board of directors in May 1998, and approved by the stockholders in July 1998. Under the Directors Option Plan, non-employee members of the Board of Directors are eligible for automatic option grants. 800,000 shares of common stock have been authorized for issuance under the Directors Option Plan. Each individual who first joins the board as a non-employee director, whether through election or appointment, will receive at that time an automatic option grant for 80,000 shares of common stock. With respect to the initial automatic option grant, the option will become exercisable as to 25% of the shares after one year of board service, with the balance of the shares becoming exercisable ratably in 36 monthly installments over the remaining period of optionee’s board service. At each annual stockholders meeting beginning in fiscal year 1999, each current non-employee director will automatically be granted a stock option to purchase 10,000 shares of common stock, whether or not he or she is standing for re-election at that particular meeting, which will become fully vested and exercisable on the first anniversary of such meeting. Each option will have an exercise price equal to the fair market value of the common stock on the automatic grant date and a maximum term of ten years, subject to earlier termination following the optionee’s cessation of Board service. The Board may amend or modify the Directors Option Plan at any time. The Directors Option Plan will terminate on May 27, 2008, unless terminated sooner by the board.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

However, vesting will automatically accelerate in full upon (i) an acquisition of Actuate by merger, consolidation or asset sale, (ii) a tender offer for more than 50% of the outstanding voting stock or proxy contest for Board membership or (iii) the death or disability of the optionee while serving as a Board member. As of December 31, 2002, 490,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

Stock Option Exchange Program

2002 Option Exchange Program

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

The total number of shares cancelled on August 30, 2002 under this 2002 Option Exchange Program was 10,053,821. The average price per share of the options cancelled was $13.82.

2001 Option Exchange Program

On May 1, 2001, we implemented a stock option exchange program, whereby eligible employees could exchange their outstanding options to purchase shares of our common stock with an exercise price per share of $15.00 or more granted under the Predecessor Plan, the 1998 Plan and the 2001 Plan. We implemented this exchange program because a considerable number of employees had stock options, whether or not they were currently exercisable, that were priced significantly above the trading prices. We believed these options were unlikely to be exercised in the foreseeable future. The exchange program was voluntary and allowed employees to choose whether to keep their current stock options at their current exercise price, or to rescind those options in exchange for a new option for the same number of shares, which were reissued on December 3, 2001. The new options have terms and conditions that are substantially the same as those of the cancelled options. Members of our board of directors and officers were not eligible for the 2001 Option Exchange Program.

The total number of shares exchanged on June 1, 2001 under this 2001 Option Exchange Program was 2,230,550. The average price per share of the options cancelled was $26.32 and the new option price for options granted on December 3, 2001 under the 2001 Option Exchange Program was $4.41 per share.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under all option plans was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at January 1, 2000	772,702	11,908,160	$0.04-$17.66	$6.02
Additional authorization	8,373,830	—	—	—
Options granted	(7,910,556)	7,910,556	$7.97-$36.00	$22.69
Options exercised	—	(1,530,036)	$0.04-$17.25	$2.74
Options forfeited	1,601,180	(1,601,180)	$0.04-$34.94	$12.07
Options repurchased	20,500	—	$0.09	$0.09

Balance at December 31, 2000	2,857,656	16,687,500	$0.09-$36.00	$13.64
Additional authorization	5,648,477	—	—	—
Options granted	(12,462,618)	12,462,618	$0.06-$24.00	$9.33
Options exercised	—	(1,336,069)	$0.06-$17.25	$3.99
Options forfeited	4,045,936	(4,045,936)	$0.06-$36.00	$20.39
Options cancelled in connection with the stock option exchange program	2,230,550	(2,230,550)	$15.19-$35.25	$26.32
Options repurchased	42,772	—	$0.09-$0.75	$0.31

Balance at December 31, 2001	2,362,773	21,537,563	$0.06-$35.25	$9.77
Additional authorization	2,800,000	—	—	—
Options granted	(2,967,890)	2,967,890	$0.78-$20.63	$4.35
Options exercised	—	(782,321)	$0.06-$6.06	$1.98
Options forfeited	3,741,100	(3,741,100)	$0.16-$34.94	$8.81
Options cancelled in connection with the stock option exchange program	10,053,821	(10,053,821)	$1.78-$31.19	$13.82
Options repurchased	3,000	—	$0.53-$0.75	$0.57

Balance at December 31, 2002	15,992,804	9,928,211	$0.06-$35.25	$4.95

The following table summarizes information concerning stock options outstanding and exercisable under all plans as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.06-$3.53	2,850,055	6.5 years	$2.41	1,848,812	$2.45
$3.75-$4.41	3,681,080	8.8 years	$4.01	1,553,440	$4.12
$4.44-$8.06	2,607,972	8.6 years	$4.98	467,593	$5.21
$8.10-$35.25	789,104	7.8 years	$18.43	536,107	$18.12

$0.06-$35.25	9,928,211	8.0 years	$4.95	4,405,952	$5.24

At December 31, 2001, and 2000, 6,154,835 and 3,209,571 outstanding options were vested and exercisable, respectively.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1998 Employee Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the board of directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan will be automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. If the market price of our stock at the end of any six-month purchase period is lower than the stock price at the original grant date, the plan is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. No more than 4,000 shares may be purchased by any individual on any accumulation date. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with us. As of December 31, 2002, 2,507,103 shares had been purchased under the Purchase Plan. As of December 31, 2002, 892,897 shares of common stock were reserved and available for future issuance under the Purchase Plan.

As of December 31, 2002, shares of common stock reserved for future issuance consisted of the following:

December 31, 2002
The Predecessor Plan	210,333
The 1998 Plan	12,908,169
The 2001 Plan	2,317,934
The T-98 Option Plan	64,313
The T-99 Option Plan	2,055
Directors Option Plan	490,000
Purchase Plan	892,897

16,885,701

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma information regarding net income (loss) is required by SFAS 123, which requires that the information be determined as if we have accounted for our employee stock-based awards under the fair value method of SFAS 123. The fair value of the options granted in all periods were estimated using the Black-Scholes method, with the following weighted-average assumptions:

	Year ended December 31,
	2002	2001	2000
Dividends	0%	0%	0%
Risk-free interest rate	3.03%	3.62%	5.96%
Expected life (in years)	3.0	3.0	3.0
Expected volatility	131%	143%	118%

The pro forma amounts disclosed in Note 1 may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years, additional awards may be granted and awards may be cancelled in subsequent years.

The weighted-average deemed fair value of stock options granted was $3.72 in fiscal year 2002, $8.35 in fiscal year 2001 and $19.15 in fiscal year 2000.

During fiscal years 2002, 2001 and 2000, we issued 1,008,276 shares, 449,851 shares, and 604,576, respectively, under the Purchase Plan. The weighted-average deemed fair value of employees’ stock purchase rights under the Purchase Plan during fiscal years 2002, 2001 and 2000 was $2.98, $9.93 and $4.15, respectively. The fair value of the purchase rights granted in fiscal years 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.45%, 2.02% and 5.96% for fiscal years 2002, 2001 and 2000, respectively; expected dividend yield of zero percent and expected life of six months for fiscal years 2002, 2001, and 2000; and expected volatility of 131%, 143% and 118% for fiscal years 2002, 2001 and 2000, respectively.

Stock Repurchase Program

On September 19, 2001, our board of directors authorized a stock repurchase program of up to $6.0 million of our common stock. During fiscal year 2001, we repurchased 430,000 shares of our common stock for approximately $1.8 million under this program. During the third quarter of fiscal year 2002, we repurchased an additional 2,068,300 shares of our common stock for $4.2 million. On October 24, 2002, our board of directors extended the stock repurchase program by authorizing our management to repurchase up to an additional $3.0 million worth of our common stock.

9.    Restructuring Charges

2002 Restructuring Plan

In response to the continuing global economic slowdown, we developed a workforce reduction and a facility exit plan in the third quarter of fiscal year 2002. As a result of this restructuring plan, we recorded a charge of $27.1 million (consisting of a $24.8 million idle facility charge and a $2.3 million workforce reduction charge) in the third quarter of fiscal year 2002. The goal of this restructuring plan is to reduce costs and improve operating efficiencies in order to adjust to the current business environment. Specifically, it is our decision, under this plan, to eliminate excess facility capacity in light of our revised facility requirements and to reduce our worldwide headcount by approximately 14% (or 80 employees).

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded a charge of $24.8 million related to the exit of idle facility. The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non- cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The facility had been idle since the leasing term began in May 2001 and we formally made a decision to exit this facility during the third quarter of fiscal year 2002. The estimated costs of exiting the facility, including estimated costs to sublease, were based on market information and trend analysis. As of December 31, 2002, $20.2 million of lease exit costs, net of anticipated sublease income, remain accrued and is expected to be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. Actual future cash requirements may differ materially from the accrual at December 31, 2002, particularly if the actual sublease income is significantly different from current estimates or if the Company is unsuccessful in its efforts to sublease its facility. The facility exit charge also included a $3.4 million write-off of property and equipment (primarily leaseholds improvements) as a result of the abandonment of leased facilities.

We also recorded a workforce reduction charge of $2.3 million related to severance and fringe benefits for terminated employees. The restructuring will result in the termination of approximately 80 employees across all employee levels, business functions, operating units and geographic regions. As of December 31, 2002, approximately 70 employees had been terminated as a result of the restructuring. The remaining employee terminations will be completed and the remaining severance amounts will be paid by the end of first calendar quarter of fiscal year 2003.

2001 Restructuring Plan

During the second and third quarter of fiscal year 2001, we implemented restructuring actions that resulted in aggregate charges of $859,000. The restructuring costs consisted entirely of severance payments, payroll taxes and extended medical benefits. The restructuring plan resulted in the elimination of approximately 15% of our worldwide workforce or 114 positions across all levels and functions. During fiscal year 2001, we paid $782,000 in cash related to this restructuring plan and the remaining amount of $77,000 was paid in the first quarter of fiscal year 2002.

The following table summarizes the analysis of the restructuring accrual activity for the fiscal years ended December 31, 2001 and 2002 (in thousands):

	Severance & Benefits	Assets Write-Off	Facility Related	Total
Restructuring charges accrued during fiscal 2001	$859	$—	$—	$859
Cash payments	(782)	—	—	(782)

Balance at December 31, 2001	77	—	—	77
Restructuring charges accrued during fiscal 2002	2,274	3,382	21,480	27,136
Cash payments	(1,683)	—	(1,735)	(3,418)
Non-cash charges	—	(3,382)	—	(3,382)
Reclassification of deferred rent	—	—	450	450

Balance at December 31, 2002	668	—	20,195	20,863
Less: current portion	(668)	—	(2,813)	(3,481)

Long-term portion—December 31, 2002	$—	$—	$17,382	$17,382

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2002	2001	2000
Federal:
Current	$2,472	$2,400	$2,926
Deferred	(2,198)	(228)	(675)

	274	2,172	2,251

State:
Current	210	286	847
Deferred	(188)	(32)	(524)

	22	254	323

Foreign:
Current	280	53	15
Deferred	—	—	—

	280	53	15

Provision for income taxes	$576	$2,479	$2,589

The tax benefits associated with exercises of stock options reduced taxes currently payable as shown above by $2.3 million, $2.6 million, and $3.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Such benefits were credited to additional paid-in capital when realized. Tax benefits associated with the utilization of acquired net operating loss carryforwards reduced taxes currently payable as shown above by $288,000. Such benefits were credited to goodwill.

The (loss) income before income taxes for foreign operations was $(8.7) million, $ (811,000), and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate (35 percent) to income before taxes is explained below (in thousands):

	Year ended December 31,
	2002	2001	2000
Income taxes at federal statutory rate	$(8,713)	$(1,379)	$2,796
Non-deductible goodwill	—	1,838	1,090
Operating loss not utilized (utilized)	9,569	3,384	(241)
State tax, net of federal benefit	15	165	209
Tax credits	(353)	(1,581)	(411)
Tax losses carryforward	—	—	(960)
Other Tax losses carryforward	58	52	106

	$576	$2,479	$2,589

As of December 31, 2002, Actuate had federal and state net operating loss carryforwards of approximately $8.0 million and $2.0 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in the year 2012 through 2021 if not utilized. The state net operation loss carryforwards will expire at various dates beginning in the year 2003 through 2011 if not utilized. As of December 31, 2002 Actuate

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

had federal and state research tax credit carryforwards of approximately $1.0 million and $2.0 million, respectively. The federal research credits will expire at various dates beginning in the year 2013 through 2022 if not utilized.

Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Significant components of deferred tax assets and liabilities for federal and states are as follows (in thousands):

	December 31,
	2002	2001
Deferred Tax Assets
Net operating loss carryforward	$2,982	$5,300
Research credit carryforward	3,267	1,512
Capitalized research and development	125	214
Depreciation and amortization	2,686	—
Accruals and allowances not currently tax deductible	11,680	2,963

Total deferred tax assets	20,740	9,989
Valuation allowance	(16,283)	(8,790)

Net deferred tax assets	$4,457	$1,199

Deferred Tax Liabilities
Acquired intangible assets	$1,493	$1,529

SFAS No. 109, “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The net valuation allowance increased by $7.5 million during the year ended December 31, 2002 and $2.3 million during the year ended December 31, 2001. As of December 31, 2002, approximately $3.0 million of the valuation allowance reflected above relates to the tax benefits of stock option deductions that will be credited to additional paid-in capital when realized.

11.    Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Japan. Our revenues by geographic area are as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Revenues:
North America	$84,523	$96,116	$91,329
Europe	19,555	22,848	12,500
Asia Pacific and others	5,086	6,064	3,435

Total	$109,164	$125,028	$107,264

No single customer has accounted for 10% or more of total revenues in fiscal years 2002, 2001 or 2000.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Contingencies

MicroStrategy Lawsuit

In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Incorporated (“MicroStrategy”). The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information. The complaint seeks injunctive relief and damages. We expect the court to issue a decision on the case sometime between May and June of 2003. An adverse decision by the court in this case could have an adverse impact on our business, operating results and financial condition. It is not currently possible to estimate the probability of loss or to estimate the amount of liability related to this matter.

SEC Investigation

In September 2002, we were informed that the staff of the Securities and Exchange Commission (“SEC”) intends to recommend to the SEC that it authorize the staff to bring a civil injunction action against Actuate and Nicolas Nierenberg, our Chairman and Chief Technology Officer. The potential action would allege that Actuate and Mr. Nierenberg violated, either directly or as an aider and abettor, certain provisions of the federal securities laws in connection with two software license transactions that Actuate completed with Unify Corporation (“Unify”) in early 2000.

The staff of the SEC invited us and Mr. Nierenberg to provide submissions explaining why the contemplated action should not be brought. Actuate and Mr. Nierenberg have provided the staff with those submissions. We have cooperated fully with the staff’s investigation and we will continue to work with the SEC to resolve these matters as quickly as possible.

The staff’s actions arise from the SEC’s investigation and subsequent lawsuit against Unify and two of its officers. The SEC’s complaint against Unify alleges that in 1999 and 2000 Unify and the two officers engaged in a fraudulent scheme to overstate Unify’s revenues and earnings by improperly recognizing revenues from a series of transactions completed with more than 10 different companies. The transaction with Actuate is one of the transactions cited in the complaint against Unify. In early 2000, we completed two separate license agreements with Unify. In one agreement, Actuate acquired a license to distribute a Unify software product and in the other agreement, Unify acquired a license to distribute an Actuate software product. The SEC’s complaint against Unify alleged that these transactions were reciprocal and Unify violated the federal securities laws when it improperly recognized revenues from these transactions.

The staff of the SEC is investigating whether (i) we knew that Unify was violating the law by improperly recording these transactions as revenues and therefore we and Mr. Nierenberg aided and abetted Unify’s violations, and (ii) we improperly accounted for Unify’s license of our product. The staff’s letter to us states that the staff intends to recommend that the SEC seek the following remedies: (i) a permanent injunction prohibiting future violations of the Exchange Act and Rules thereunder, (ii) civil penalties pursuant to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990; and (iii) an order preventing Mr. Nierenberg from serving as an officer or director of any entity having a class of securities registered pursuant to Section 12 of the Exchange Act or that is required to file reports pursuant to Section 15(d) of the Exchange Act.

We believe that the Actuate-Unify transactions were entered into for valid business purposes. When we entered into these transactions we believed they were advantageous to our business because they allowed us to acquire certain Java technology (we felt Unify’s products had a good technical reputation at that time) and to

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have our software bundled with Unify’s application server. We also believe that Mr. Nierenberg and Actuate did not know of Unify’s alleged fraud and in no way aided or abetted Unify in its alleged scheme to overstate its revenues.

We further believe our accounting treatment of the license transactions had no material impact to our financial statements reported in fiscal year 2000. We recognized approximately $52,000 of amortized maintenance revenues related to the license of our product by Unify in the second quarter of fiscal year 2000 (less than 0.3% of total revenues for that quarter) and we subsequently reversed this revenue in the third quarter of fiscal year 2000. No other amounts were recorded as revenues in our income statements.

The negative publicity regarding this contemplated SEC action may harm our reputation and adversely impact our business and the price of our common stock. In addition, any subsequent recommendation that the staff of the SEC commence litigation against us or Mr. Nierenberg may seriously harm our reputation and adversely impact our business and the price of our common stock. Although we believe any monetary penalties resulting from litigation or a settlement arising therefrom will not have a material financial impact on us, such litigation or settlement may absorb significant management time and harm our reputation and adversely impact our business and the price of our common stock.

We are also engaged in certain other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

13.    Subsequent Events (Unaudited)

2002 Option Exchange Program

On March 3, 2003, 9,598,083 new option grants were issued under the 2002 Option Exchange Program. The exercise price of these options was $1.49 per share.

MicroStrategy Lawsuit

The trial for the MicroStrategy lawsuit was completed on March 13, 2003. We are awaiting the court’s decision, which is expected to be issued sometime between May and June 2003.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial data for the eight quarters ended December 31, 2002 (in thousands, except per share data). All net income (loss) per share amounts have been restated to reflect the two stock dividends as if these stock dividends had occurred as of the earliest period presented.

	Quarter ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$28,801	$27,513	$25,554	$27,296
(Loss) income from operations	$(588)	$(207)	$(24,932)	$63
Net (loss) income	$(249)	$(21)	$(25,913)	$712
Net (loss) income per share:
Basic	$0.00	$0.00	$(0.43)	$0.01
Diluted	$0.00	$0.00	$(0.43)	$0.01

	Quarter ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$35,508	$32,540	$28,201	$28,779
Income (loss) from operations	$2,322	$(825)	$(3,538)	$(3,046)
Net income (loss)	$1,663	$(1,093)	$(3,682)	$(3,305)
Net income (loss) per share:
Basic	$0.03	$(0.02)	$(0.06)	$(0.06)
Diluted	$0.03	$(0.02)	$(0.06)	$(0.06)

The following table reflects the impact of the adoption of EITF 01-14 on the Company’s quarterly revenues for 2001 (in thousands):

	Quarter ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues (as originally presented)	$35,508	$32,540	$28,201	$28,779
Impact of EITF 01-14	610	739	501	328

Revenues (as currently presented)	$36,118	$33,279	$28,702	$29,107