Form 10-Q
period 2003-03-31
ACTUATE CORP
filed 2003-06-09
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Yes ☐    No ☒

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of March 31, 2003
Common Stock, par value $.001 per share	60,497,347

ACTUATE CORPORATION

Part I.  Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003 (unaudited)	December 31, 2002 (1)
ASSETS
Current assets:
Cash and cash equivalents	$25,160	$23,595
Short-term investments	23,657	21,272
Accounts receivable, net	21,089	23,979
Other current assets	2,991	3,659

Total current assets	72,897	72,505
Property and equipment, net	5,840	6,204
Goodwill, net	20,766	20,766
Other intangibles, net	4,384	5,380
Deferred income taxes	2,140	2,140
Other assets	1,628	1,441

	$107,655	$108,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,372	$3,071
Current portion of restructuring liabilities	2,925	3,481
Accrued compensation	3,921	4,947
Other accrued liabilities	7,565	6,909
Income taxes payable	295	950
Deferred revenue	22,907	23,273

Total current liabilities	41,985	42,631

Restructuring liabilities, net of current portion	16,752	17,382
Stockholders’ equity	48,918	48,423

	$107,655	$108,436

(1)	The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
License fees	$10,856	$16,906
Services	14,274	11,895

Total revenues	25,130	28,801

Costs and expenses:
Cost of license fees	385	557
Cost of services	5,903	6,252
Sales and marketing	11,188	13,321
Research and development	4,569	4,847
General and administrative	3,742	3,321
Amortization of other intangibles	996	1,091

Total costs and expenses	26,783	29,389

Loss from operations	(1,653)	(588)
Interest and other income, net	159	189

Loss before income taxes	(1,494)	(399)
Benefit for income taxes	658	150

Net loss	$(836)	$(249)

Basic and diluted net loss per share	$(0.01)	$0.00

Shares used in basic and diluted per share calculation	60,227	60,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net loss	$(836)	$(249)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred compensation	26	82
Amortization of other intangibles	996	1,091
Depreciation	843	1,121
Changes in operating assets and liabilities:
Accounts receivable	2,890	625
Other current assets	668	188
Accounts payable	1,301	1,842
Accrued compensation	(1,026)	(817)
Other accrued liabilities	656	(922)
Income taxes payable	(655)	(47)
Restructuring liabilities	(1,186)	—
Deferred revenue	(366)	(51)

Net cash provided by operating activities	3,311	2,863

Investing activities
Purchases of property and equipment	(479)	(117)
Proceeds from maturity of short-term investments	12,028	4,050
Purchases of short-term investments	(14,421)	(19,928)
Final purchase price payment in connection with Open Software Technology acquisition	—	(2,033)
Net change in other assets	(187)	(112)

Net cash used in investing activities	(3,059)	(18,140)

Financing activities
Proceeds from issuance of common stock	1,344	2,514

Net cash provided by financing activities	1,344	2,514

Net increase (decrease) in cash and cash equivalents	1,596	(12,763)
Effect of exchange rate on cash	(31)	(252)
Cash and cash equivalents at the beginning of the period	23,595	34,660

Cash and cash equivalents at the end of the period	$25,160	$21,645

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

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 28, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months ended March 31, 2003 are not necessarily indicative of operating results for the full fiscal year.

During the preparation of our Form 10-Q for the three months ended March 31, 2003, we discovered that one of our sales representatives had entered into an unauthorized side agreement with an international distributor. On May 5, 2003, our Audit Committee initiated an internal investigation. The investigation included a review of selected transactions executed at international locations and entered into in fiscal years 2001, 2002 and the first quarter ended March 31, 2003. As a result of the investigation, we identified additional unauthorized side agreements, customer allegations of unauthorized side arrangements and other matters relating to revenue recognition. During the three months ended March 31, 2003, we recorded a reduction of $384,000 in revenues and an increase in the benefit for income taxes of $170,000 to correct the accounting for the identified transactions pursuant to the internal investigation. We do not believe that these amounts, and the amounts of other adjustments with timing differences between prior financial reporting periods, are material to the periods in which they should have been recorded, nor do we expect that these amounts will be material to our consolidated operating results for the year ending December 31, 2003. However, if these adjustments are ultimately deemed to be material to our consolidated operating results for the year ending December 31, 2003, we will need to restate prior financial reporting periods, including the current period. The impact on prior financial reporting periods would be as follows: net income for the three months ended December 31, 2002 would be increased by $77,000 ($0.00 per share), net loss for the three months ended September 30, 2002 would be increased by $113,000 ($0.00 per share), net loss for the three months ended June 30, 2002 would be increased by $115,000 ($0.00 per share), net loss for the three months ended March 31, 2002 would be decreased by $263,000 ($0.00 per share), net loss for the three months ended December 31, 2001 would be increased by $97,000 ($0.00 per share), net loss for the three months ended September 30, 2001 would be increased by $21,000 ($0.00 per share) and net loss for the three months ended June 30, 2001 would be increased by $300,000 ($0.01 per share).

Revenue Recognition

License fees from sales of software products by us directly to end-user customers are recognized as revenues after execution of a non-cancelable signed license agreement or receipt of a definitive purchase order, and shipment of the product, if no vendor obligations remain, there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, and collection of the license fee is considered probable. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also considered to evaluate probability of collection. Our products do not require significant customization. The majority of end-user license revenues are derived from end-user customer orders for specific individual products. These types of transactions are recognized as revenues upon shipment of product, assuming that all other revenue recognition criteria are met. If the license agreement contains extended payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due, assuming that all other revenue recognition criteria are met.

License arrangements with original equipment manufacturers (“OEMs”) are for specified duration and require that such OEMs only license our products to their customers for use with such OEM’s application. Furthermore, license arrangements with distributors give such distributors the right to distribute our products to customers headquartered in specified territories. License arrangements with indirect channel partners such as OEMs, system integrators and distributors generally take the form of arrangements pursuant to which a license fee is paid to us, which we recognize as revenues when no further obligations remain, provided that the fees are fixed or determinable and collection of the resulting receivables is deemed probable. For license arrangements with distributors that do not meet the fixed and determinable fee criteria, revenues are deferred and recognized when evidence of an arrangement with an end-user has been received. Beginning on January 1, 2003, we recognize license fee revenues from international distributors and international OEMs when evidence of an arrangement with an end-user has been received and all other criteria of revenue recognition have been met. For arrangements in which the contracting entity has the right to the unlimited usage for a specified term and the right to unspecified future products, license fee revenues are deferred and recognized on a straight-line basis over the term of the license agreement.

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

Stock-Based Compensation

We maintain several stock-based compensation plans (the “Stock Option Plans”) under which we may grant incentive stock options and non-qualified stock options to our employees and non-employee directors. All stock options have been granted with exercise prices at the fair market value on the date of grant. Options vest and expire according to the terms established under the plans. We also maintain an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” (“SFAS 148”) This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not adopted the recognition provisions of SFAS 123, as amended by SFAS 148, and continue to account for stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations. Accordingly, no compensation expense is recognized for stock options issued to employees since the grant price equals the market price on the date of grant for all options issued.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss—as reported	$(836)	$(249)
Add: Stock-based employee compensation expense, included in the determination of net loss as reported	26	82
Less: Stock-based employee compensation expense determined under the fair value method for all awards	(5,986)	(13,011)

Net loss—pro forma	$(6,796)	$(13,178)

Basic and diluted net loss per share:
As reported	$(0.01)	$0.00
Pro forma	$(0.11)	$(0.22)

The fair value of the options granted under the Stock Option Plans and the Purchase Plan in all periods were estimated using the Black-Scholes method, with the following weighted-average assumptions:

	Three Months Ended March 31,
	2003	2002
Dividends	0%	0%
Risk-free interest rate	2.78%	3.03%
Expected life (in years)	3.0	3.0
Expected volatility	112%	131%

The pro forma amounts disclosed above may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years, additional awards may be granted and awards may be cancelled in subsequent years.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerator:
Net loss	$(836)	$(249)

Denominator:
Weighted-average common shares outstanding	60,227	60,342
Weighted-average shares subject to repurchase	—	(27)

Denominator for basic and diluted net loss per share	60,227	60,315

Basic and diluted net loss per share	$(0.01)	$0.00

All outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share in the three months ended March 31, 2003 and 2002, because all such stock options are anti-dilutive. The weighted-average number of common shares excluded from the calculation of diluted net loss per share was 13,249,000 and 22,019,000 in the three months ended March 31, 2003 and 2002, respectively. Such stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Comprehensive Loss

Comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities that have been previously excluded from net loss and reflected instead in equity. A summary of comprehensive loss follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(836)	$(249)
Foreign currency translation adjustment, net of tax effect	(17)	(157)
Unrealized loss on available-for-sale securities, net of tax effect	(4)	—

Comprehensive loss	$(857)	$(406)

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which supersedes EITF Issue 94-3. SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 may affect the timing of recognition of future restructuring costs as well as the amounts recognized under such costs. We adopted SFAS 146 on January 1, 2003 and the adoption did not have a material impact on our financial position or results of operations.

In November 2002, the FASB released FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. Our license agreements include indemnification for infringements of third party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties. We have also issued letters of credit totaling $3.9 million related to our leased facilities. We do not have any other guarantees. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

2.	Restructuring Liabilities

In response to the continuing global economic slowdown, we developed a workforce reduction and a facility exit plan in the third quarter of fiscal year 2002. As a result of this restructuring plan, we recorded a charge of $27.1 million (consisting of a $24.8 million idle facility charge and a $2.3 million workforce reduction charge) in the third quarter of fiscal year 2002. The goal of this restructuring plan was to reduce costs and improve operating efficiencies in order to adjust to the current business environment. Specifically, it was our decision, under this plan, to eliminate excess facility capacity in light of our revised facility requirements and to reduce our worldwide headcount by approximately 14% (or 80 employees).

We recorded a charge of $24.8 million related to the exit of our idle facility. The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The facility had been idle since the leasing term began in May 2001 and we formally made a decision to exit this facility during the third quarter of fiscal year 2002. The estimated costs of exiting the facility, including estimated costs to sublease, were based on market information and trend analysis. As of March 31, 2003, $19.4 million of lease exit costs, net of anticipated sublease income, remain accrued and is expected to be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. Actual future cash requirements may differ materially from the accrual at March 31, 2003, particularly if the actual sublease income is significantly different from current estimates or if we are unsuccessful in our efforts to sublease the facility. The facility exit charge also included a $3.4 million write-off of property and equipment (primarily leaseholds improvements) as a result of the abandonment of leased facilities.

We also recorded a workforce reduction charge of $2.3 million related to severance and fringe benefits for terminated employees. The restructuring resulted in the termination of approximately 80 employees across all employee levels, business functions, operating units and geographic regions. As of March 31, 2003, 75 employees had been terminated as a result of the restructuring. The remaining employee terminations will be completed and the remaining severance amounts will be paid by the end of second quarter of fiscal year 2003.

The following table summarizes the analysis of the restructuring accrual activity during the quarter ended March 31, 2003 (in thousands):

	Severance & Benefits	Facility Related	Total
Total accrual balance – December 31, 2002	$668	$20,195	$20,863
Cash payments	(384)	(802)	(1,186)

Total accrual balance – March 31, 2003	284	19,393	19,677
Less: current portion	(284)	(2,641)	(2,925)

Long-term portion – March 31, 2003	$—	$16,752	$16,752

3.	Income Taxes

The interim quarterly tax benefit was computed using the expected annual effective tax rate multiplied by the quarterly operating result. The expected annual effective tax rates were 44.0 percent and 37.5 percent for the three months ended March 31, 2003 and 2002, respectively, and have taken into account the effect of nondeductible amortization expense of intangible assets and other nondeductible items.

4.	Geographic Information

Our primary operations are located in the United States. Revenues outside of North America come primarily from Europe, the Asia Pacific and other regions. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenues:
North America	$21,347	$21,135
Europe	3,311	5,629
Asia Pacific and others	472	2,037

	$25,130	$28,801

5.	Contingencies

MicroStrategy Lawsuit

In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Incorporated (“MicroStrategy”). The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information. The complaint seeks injunctive relief and damages. The trial for the MicroStrategy lawsuit was completed on March 13, 2003. We are awaiting the court’s decision, which is expected to be issued sometime during the summer of 2003. An adverse decision by the court in this case could have an adverse impact on our business, operating results and financial condition. It is not currently possible to estimate the probability of loss or to estimate the amount of liability related to this matter.

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

6.	Option Exchange Program

On July 25, 2002, our board of directors approved a voluntary stock option exchange program whereby employees were given the opportunity, if they so choose, to cancel outstanding stock options previously granted to them that are priced at $5.00 and above in exchange for an equal number of new options. Employees choosing to participate in this exchange were required to cancel all options granted in the past six months, even if such options were granted at below $5.00 per share. A total of 10,053,821 options were exchanged and cancelled under this option exchange program. The average price per share of the options cancelled was $13.82. On March 3, 2003, 9,598,083 new option grants were issued under this option exchange program. The exercise price of these options was $1.49 per share. The new options have the same vesting schedule as the cancelled options. The exchange program has been organized to comply with Financial Accounting Standard Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” and did not result in any additional compensation charges or variable plan accounting. All employees of the Company were eligible to participate in this program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 28, 2003.

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

Overview

A We are a provider of a leading Information Application platform. We began shipping our first product in January 1996. We sell software products through two primary means: (i) directly to end-user customers through our direct sales force and (ii) through indirect channel partners such as OEMs, distributors and system integrators. OEMs generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end-user customers. Our revenues are derived from license fees for software products and fees for services relating to such products, including software maintenance and support, consulting and training.

We were incorporated in California in November 1993 and reincorporated in Delaware in July 1998. Our corporate headquarters are located at 701 Gateway Boulevard, South San Francisco, California 94080, our telephone number is 650-837-2000 and our website address is www.actuate.com.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2003	2002
Revenues:
License fees	43%	59%
Services	57	41

Total revenues	100	100

Costs and expenses:
License fees	2	2
Services	23	22
Sales and marketing	45	46
Research and development	18	17
General and administrative	15	12
Amortization of other intangibles	4	4

Total costs and expenses	107	103

Loss from operations	(7)	(3)
Interest and other income, net	1	1

Loss before income taxes	(6)	(2)
Benefit for income taxes	3	1

Net loss	(3)%	(1)%

Revenues

Total revenues decreased 13% from $28.8 million for the quarter ended March 31, 2002 to $25.1 million for the quarter ended March 31, 2003. Sales outside of North America were $3.8 million, or 15% of total revenues for the first quarter of fiscal year 2003, compared to $7.7 million, or 27% of total revenues for the first quarter of fiscal year 2002. We believe that continuing weak global economic conditions have caused our customers and prospective customers to significantly decrease spending on information technology. We currently expect weak economic conditions and reduced information technology spending to continue at least through the first half of fiscal year 2003. We believe wartime conditions would further limit spending on information technology and would negatively impact our revenues. We are currently forecasting our total revenues for the second quarter of fiscal year 2003 to be in the range of $25.5 million and $26.3 million.

During the preparation of our Form 10-Q for the three months ended March 31, 2003, we discovered that one of our sales representatives had entered into an unauthorized side agreement with an international distributor. On May 5, 2003, our Audit Committee initiated an internal investigation. The investigation included a review of selected transactions executed at international locations and entered into in fiscal years 2001, 2002 and the first quarter ended March 31, 2003. As a result of the investigation, we identified additional unauthorized side agreements, customer allegations of unauthorized side arrangements and other matters relating to revenue recognition. During the three months ended March 31, 2003, we recorded a reduction of $384,000 in revenues and an increase in the benefit for income taxes of $170,000 to correct the accounting for the identified transactions pursuant to the internal investigation. We do not believe that these amounts, and the amounts of other adjustments with timing differences between prior financial reporting periods, are material to the periods in which they should have been recorded, nor do we expect that these amounts will be material to our consolidated operating results for the year ending December 31, 2003. However, if these adjustments are ultimately deemed to be material to our consolidated operating results for the year ending December 31, 2003, we will need to restate prior financial reporting periods, including the current period.

License fees. Revenues from license fees decreased 36% from $16.9 million for the first quarter of fiscal year 2002 to $10.9 million for the first quarter of fiscal year 2003. The decrease in license fee revenues during the first quarter of fiscal year 2003 was primarily due to continuing weak global economic conditions and a corresponding decrease in the demand for our products, especially outside North America. As a percentage of total revenues, license fee revenues decreased from 59% in the first quarter of fiscal year 2002 to 43% in the first quarter of fiscal year 2003.

Services. Service revenues increased 20% from $11.9 million for the first quarter of fiscal year 2002 to $14.3 million for the first quarter of fiscal year 2003. The increase in service revenues was due to an increase in the installed base of customers receiving ongoing maintenance and support as well as increases in our revenues from both consulting and education services. As a percentage of total revenues, service revenues increased from 41% in the first quarter of fiscal year 2002 to 57% in the first quarter of fiscal year 2003.

Costs and expenses

Cost of License fees. Cost of license fees consists primarily of product packaging, documentation and production costs. Cost of license fees decreased from $557,000, or 3% of revenues from license fees, for the first quarter of fiscal year 2002 to $385,000, or 4% of revenues from license fees, for the first quarter of fiscal year 2003. The decrease in cost of license fees in absolute dollars during the quarter was primarily due to the corresponding decrease in license fee revenues. We expect our cost of license fees as a percentage of revenues from license fees to be between 3% and 4% of revenues from license fees for the remainder of fiscal year 2003.

Cost of Services. Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of service decreased from $6.3 million, or 53% of service revenues, for the first quarter of fiscal year 2002 to $5.9 million, or 41% of service revenues, for the first quarter of fiscal year 2003. The decreases in cost of services in both absolute dollars and as a percentage of services revenues were primarily due to an increase in on-going maintenance and support revenues and decreased contracting with third-party consultants to support our customers’ professional service needs. We expect our cost of services, as a percentage of services revenues, will decrease in future periods because we intend to continue to utilize our own personnel to perform a significant portion of the consulting and training services.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses decreased from $13.3 million, or 46% of total revenues, for the first quarter of fiscal year 2002 to $11.2 million, or 45% of total revenues, for the first quarter of fiscal year 2003. The decreases in sales and marketing expenses in both absolute dollars and as a percentage of total revenues were primarily due to reduction of sales and marketing personnel, lower sales commissions associated with decreased revenues and reduced marketing program activities. We currently expect our sales and marketing expenses as a percentage of total revenues to be in about the same range for the remainder of fiscal year 2003.

Research and development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses decreased from $4.8 million, or 17% of total revenues, for the first quarter of fiscal year 2002 to $4.6 million, or 18% of total revenues, for the first quarter of fiscal year 2003. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and we expect research and development expenses as a percentage of total revenues to be in about the same range for the remainder of fiscal year 2003.

General and administrative. General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal, bad debts and accounting expenses. General and administrative expenses increased from $3.3 million, or 12% of total revenues, for the first quarter of fiscal year 2002 to $3.7 million, or 15% of total revenues, for the first quarter of 2003. The increases in general and administrative expenses in both absolute dollars and as a percentage of total revenues during the first quarter of fiscal year 2003 were primarily due to increase in legal fees associated with the MicroStrategy litigation and the SEC inquiry, totaling $1.7 million, as well as a large increase in premiums for our directors and officers insurance policy, that were partially offset by the exclusion of idle facility expenses. We expect our general and administrative expenses will continue to increase in absolute dollars in future periods due primarily to projected increases in legal fees expense associated with the MicroStrategy litigation and increases in premiums for our directors and officers insurance policy.

Amortization of other intangibles. In the three-month period ended March 31, 2003, we recorded a charge of $996,000 for the amortization of other intangibles relating to these acquisitions or 4% of total revenues, as compared to $1.1 million (4% of total revenues) of amortization of other intangibles for the same period in 2002. The estimated amortizable lives of these other intangible assets are 4 years and will be fully amortized during fiscal year 2005. We expect the amortization of other intangibles expenses, in absolute dollars, will be in the same range for the remainder of fiscal year 2003.

Interest and Other Income, Net

Interest and other income, net, are comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three months ended March 31, 2003 were $159,000 compared with interest and other income, net, of $189,000 for the three months ended March 31, 2002. The decrease was primarily due to lower interest rates received on our investments.

Benefit for Income Taxes

We recorded an income tax benefit of $658,000 and $150,000 in the three months ended March 31, 2003 and 2002, respectively. We anticipate a 44% effective tax rate for 2003 and the effective tax rate used for the three months ended March 31, 2003 was 44%. The net income tax benefit reflects the effect of the pretax operating loss for the three-month period ended March 31, 2003 and other nondeductible items. Unanticipated events may occur during the remaining periods of this fiscal year that may cause revision of the expected effective tax rate.

Liquidity and Capital Resources

As of March 31, 2003, we had cash, cash equivalents and short-term investments of $48.8 million, an increase of $3.9 million from $44.9 million at December 31, 2002; and $30.9 million in net working capital, an increase of $1.0 million from $29.9 million at December 31, 2002.

Cash from operating activities. Net cash provided by operating activities was $3.3 million in the three months ended March 31, 2003, compared to $2.9 million in the three months ended March 31, 2002. For the three months ended March 31, 2003, cash provided by operating activities was primarily due to net loss as adjusted by non-cash items of amortization and depreciation, increased collections of accounts receivable and increase in accounts payable, that were offset by decreases in accrued compensation and restructuring liabilities. Net cash provided from operating activities for the three months ended March 31, 2002, was primarily due to net loss as adjusted by non-cash items of amortization and depreciation and increase in accounts payable, that were offset by decreases in accrued compensation and other accrued liabilities.

Cash used in investing activities. Net cash used in investing activities was $3.1 million in the three months ended March 31, 2003, compared to $18.1 million in the three months ended March 31, 2002. For the three months ended March 31, 2003, net cash used in investing activities was primarily due to purchases of short-term investments that were offset by the proceeds received from maturity of short-term investments. For the three months ended March 31, 2002, net cash used in investing activities was primarily due to purchases of short-term investments and the final purchase price payment related to the acquisition of Open Software Technology, LLC, that were offset by the proceeds received from maturity of short-term investments.

Cash from financing activities. Net cash provided by financing activities were $1.3 million and $2.5 million in the three months ended March 31, 2003 and 2002, respectively. During both periods, net cash provided by financing activities was from the proceeds in connection with the issuance of common stock under the employee stock purchase plan and stock option plans.

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

Item 4.	Evaluation of Disclosure Controls and Procedures

As of June 6, 2003 (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing reports under the Exchange Act, and our “internal controls and procedures” for financial reporting purposes. This evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. As part of their controls evaluation, the chief executive officer and chief financial officer considered the results of the review undertaken at the direction of the Audit Committee related to sales contracts that had unauthorized side arrangements. The chief executive officer and chief financial officer also considered the recommendations of Ernst & Young LLP, our independent auditors, regarding our disclosure controls and procedures. Based upon the controls evaluation, our chief executive officer and chief financial officer have concluded the following:

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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

The susceptibility of our operating results to significant fluctuations makes any prediction, including our estimates, of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

–	demand for our products;

–	the size and timing of significant orders for our products;

–	a slow down or a decrease in spending on information technology by our current and/or prospective customers;

–	the management, performance and expansion of our international operations;

–	general domestic and international economic and political conditions, including war or the threat of war;

–	sales cycles and sales performance of our indirect channel partners;

–	the existence and the outcome of the MicroStrategy lawsuit;

–	continued successful relationships and the establishment of new relationships with OEMs;

–	changes in our level of operating expenses and our ability to control costs;

–	the outcome or publicity surrounding any pending or threatened lawsuits;

–	ability to make new products commercially available in a timely manner;

–	budgeting cycles of our customers;

–	changes in pricing policies by us or our competitors;

–	failure to successfully manage acquisitions made by us;

–	defects in our products and other product quality problems; and

–	failure to meet hiring needs and unexpected personnel changes.

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

IF WE FAIL TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

During the first three months of fiscal year 2003, 15% of our total revenues was derived from sales outside North America while we derived 23% of our total revenues from sales outside of North America in fiscal years 2002 and 2001. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as our OEMs, distributors and systems integrators. Our revenues from license fees resulting from sales through indirect channel partners were approximately 47% for the first three months of fiscal year 2003, 32% in fiscal year 2002 and 50% in fiscal year 2001. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of our strategy is to embed our technology in products offered by OEMs for resale or as a hosted application to such OEM’s customers and end-users. We also intend to establish and expand our relationships with systems integrators so that such systems integrators will increasingly recommend our products to their clients. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our OEMs experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

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

OUR LITIGATION WITH MICROSTRATEGY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Incorporated (“MicroStrategy). The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information. The complaint seeks injunctive relief and damages. The trial for this case was completed on March 13, 2003. We expect the court to issue a decision on the case sometime during the summer of 2003. An adverse decision by the court in this case could have an adverse impact on our business, operating results and financial condition and result in the following:

–	we could be forced to stop selling our products;

–	we will continue to incur substantial litigation costs in defense of this lawsuit;

–	we may be required to indemnify our customers;

–	we may have to use significant engineering resources to redesign our products as a result of this lawsuit;

–	we may be required to enter into a licensing agreement with MicroStrategy containing terms that are unfavorable to us;

–	we will be forced to commit significant engineering and management resources to resolve this lawsuit; and

–	our customer’s decision to purchase our products and services has and will be negatively impacted by the lawsuit.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

Our market is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition comes in four principal forms:

–	competition from current or future business intelligence software vendors such as Brio Technology, Inc., Business Objects S.A., Cognos, Inc., Crystal Decisions, Inc., Microsoft and MicroStrategy Incorporated that offer reporting functionality as part of their suite of products;

–	competition from e.Business software vendors such as SAP and Oracle, to the extent they include reporting functionality in their applications;

–	competition from other e.Business software vendors and software development tool vendors; and

–	competition from the IT departments of current or potential customers that may develop Information Applications internally which may be cheaper and more customized than our products.

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

BECAUSE THE SALES CYCLES OF OUR PRODUCTS ARE LENGTHY AND VARIABLE, OUR QUARTERLY RESULTS MAY FLUCTUATE.

The purchase of our products by our end-user customers for deployment within the customer’s organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer’s internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations as well as general economic and political events. The sales cycle for an initial order of our products is typically 3 to 6 months and the sales cycle associated with a follow-on large scale deployment of our products typically extends for another 6 to 9 months or longer. Recently, we have been experiencing longer sales cycle. Additionally, sales cycles for sales of our products to OEMs tend to be longer, ranging from 6 to 24 months or more and may involve convincing the vendor’s entire organization that our products are the appropriate Information Application software for the vendor’s application. This time period does not include the sales and implementation cycles of such vendor’s own products, which are typically significantly longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end-user customers or our indirect channel partners could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

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

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

A substantial portion of Actuate’s revenues is derived from international sales. During the first three months of fiscal year 2003, 15% of our total revenues was derived from sales outside North America while we derived 23% of our total revenues from sales outside of North America in fiscal years

2002 and 2001. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

–	economic and political instability, including war or the threat of war;

–	difficulty in managing an organization spread across many countries;

–	multiple and conflicting tax laws and regulations;

–	costs of localizing products for foreign countries;

–	difficulty in hiring employees in foreign countries;

–	trade laws and business practices favoring local competition;

–	dependence on local vendors;

–	compliance with multiple, conflicting and changing government laws and regulations;

–	longer sales and payment cycles;

–	import and export restrictions and tariffs;

–	difficulties in staffing and managing foreign operations;

–	greater difficulty or delay in accounts receivable collection; and

–	foreign currency exchange rate fluctuations.

We believe that, over time, an increasing portion of our revenues and costs will be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Although we may from time to time undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, we currently do not attempt to cover any foreign currency exposure. If we are not successful in any future foreign exchange hedging transactions that we engage in, our business, operating results and financial condition could be harmed.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

–	actual or anticipated fluctuations in our operating results;

–	changes in the economic and political conditions in the United States and abroad;

–	terrorist attacks, war or the threat of war;

–	developments in ongoing or threatened litigation;

–	announcements of technological innovations;

–	new products or new contracts announced by us or our competitors;

–	developments with respect to copyrights or proprietary rights;

–	price and volume fluctuations in the stock market;

–	changes in corporate purchasing of Information Applications software;

–	the announcement of mergers or acquisitions;

–	adoption of new accounting standards affecting the software industry; and

–	changes in financial estimates by securities analysts.

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

MicroStrategy Lawsuit

In August, 2001, a lawsuit was filed in the Virginia Circuit Court for Fairfax County against us and two of our employees by MicroStrategy, Incorporated (“MicroStrategy”). The lawsuit alleges that these employees, who previously worked for MicroStrategy, breached their fiduciary and contractual obligations to MicroStrategy by, among other things, misappropriating trade secrets and confidential information. The complaint seeks injunctive relief and damages. The trial for the MicroStrategy lawsuit was completed on March 13, 2003. We are awaiting the court’s decision, which is expected to be issued sometime during the summer of 2003. An adverse decision by the court in this case could have an adverse impact on our business, operating results and financial condition. It is not currently possible to estimate the probability of loss or to estimate the amount of liability related to this matter.

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

None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 9, 2003.

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

Dated: June 6, 2003

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

Dated: June 6, 2003

/s/    Daniel A. Gaudreau

Daniel A. Gaudreau

Senior Vice President, Finance and Administration and

Chief Financial Officer