Form 10-Q
period 2003-06-30
ACTUATE CORP
filed 2003-08-14
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☐	No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of June 30, 2003
Common Stock, par value $.001 per share	60,419,987

Actuate Corporation

Part I.    Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003 (unaudited)	December 31, 2002 (1)
ASSETS
Current assets:
Cash and cash equivalents	$40,888	$23,595
Short-term investments	7,482	21,272
Accounts receivable, net	19,611	23,979
Other current assets	2,927	3,659

Total current assets	70,908	72,505

Property and equipment, net	5,665	6,204
Goodwill, net	20,766	20,766
Other intangibles, net	3,459	5,380
Deferred income taxes	1,994	2,140
Other assets	1,616	1,441

	$104,408	$108,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,495	$3,071
Current portion of restructuring liabilities	2,631	3,481
Accrued compensation	5,074	4,947
Other accrued liabilities	6,374	6,909
Income taxes payable	1,095	950
Deferred revenue	23,050	23,273

Total current liabilities	41,719	42,631

Restructuring liabilities, net of current portion	16,163	17,382
Stockholders’ equity	46,526	48,423

	$104,408	$108,436

(1)	The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License fees	$11,898	$13,964	$22,754	$30,870
Services	14,108	13,549	28,382	25,444

Total revenues	26,006	27,513	51,136	56,314

Costs and expenses:
Cost of license fees	396	503	781	1,060
Cost of services	5,853	6,422	11,756	12,674
Sales and marketing	11,534	11,619	22,722	24,940
Research and development	4,398	4,968	8,967	9,815
General and administrative	3,108	3,306	6,850	6,627
Amortization of other intangibles	925	902	1,921	1,993

Total costs and expenses	26,214	27,720	52,997	57,109

Loss from operations	(208)	(207)	(1,861)	(795)
Interest and other income, net	141	173	300	362

Loss before income taxes	(67)	(34)	(1,561)	(433)
(Provision) benefit for income taxes	(1,794)	13	(1,136)	163

Net loss	$(1,861)	$(21)	$(2,697)	$(270)

Basic and diluted net loss per share	$(0.03)	$0.00	$(0.04)	$0.00

Shares used in basic and diluted per share calculation	60,404	60,570	60,316	60,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net loss	$(2,697)	$(270)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred compensation	41	105
Amortization of other intangibles	1,921	1,993
Depreciation	1,677	2,309
Changes in operating assets and liabilities:
Accounts receivable	4,368	2,878
Other current assets	732	(10)
Deferred tax assets	146	—
Accounts payable	424	1,933
Accrued compensation	127	(1,632)
Other accrued liabilities	(535)	(732)
Income taxes payable	145	(232)
Restructuring liabilities	(2,069)	—
Deferred revenue	(223)	(1,879)

Net cash provided by operating activities	4,057	4,463

Investing activities
Purchases of property and equipment	(1,138)	(578)
Proceeds from maturity of short-term investments	30,192	7,048
Purchases of short-term investments	(16,417)	(30,070)
Final purchase price payment in connection with Open Software
Technology acquisition	—	(2,033)
Net change in other assets	(175)	42

Net cash provided by (used in) investing activities	12,462	(25,591)

Financing activities
Proceeds from issuance of common stock	1,819	2,747
Stock repurchases	(1,015)	—

Net cash provided by financing activities	804	2,747

Net increase (decrease) in cash and cash equivalents	17,323	(18,381)
Effect of exchange rate on cash	(30)	(6)
Cash and cash equivalents at the beginning of the period	23,595	34,660

Cash and cash equivalents at the end of the period	$40,888	$16,273

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

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 28, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of operating results for the full fiscal year.

Revenue Recognition

License fees from sales of software products by us directly to end-user customers are recognized as revenues after execution of a signed license agreement or receipt of a definitive purchase order, and shipment of the product, if no vendor obligations remain, there are no uncertainties surrounding product acceptance, the license fees are fixed or determinable, and collection of the license fee is considered probable. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also considered to evaluate probability of collection. Our products do not require significant customization. The majority of end-user license revenues are derived from end-user customer orders for specific individual products. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due, assuming that all other revenue recognition criteria are met.

License arrangements with original equipment manufacturers (“OEMs”) are for specified duration and require that such OEMs only license our products to their customers for use with such OEM’s application. Furthermore, license arrangements with distributors give such distributors the right to distribute our products to customers headquartered in specified territories. License arrangements with indirect channel partners such as OEMs, system integrators and distributors generally take the form of arrangements pursuant to which a license fee is paid to us, which we recognize as revenues when no further obligations remain, provided that the fees are fixed or determinable and collection of the resulting receivables is deemed probable. For license arrangements with distributors that do not meet the fixed and determinable fee criteria, revenues are deferred and recognized when evidence of an arrangement with an end-user has been received. Beginning on January 1, 2003, we recognize license fee revenues from international distributors and international OEMs when evidence of an arrangement with an end-user has been received and all other criteria for revenue recognition have been met. For arrangements in which the contracting entity has the right to the unlimited usage for a specified term and the right to unspecified future products, license fee revenues are deferred and recognized on a straight-line basis over the term of the license agreement.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” (“SFAS 148”) This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not adopted the recognition provisions of SFAS 123, as amended by SFAS 148, and continue to account for stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations. Accordingly, no compensation expense is recognized for stock options issued to employees since the strike price equals the market price on the date of grant for all options issued.

The fair value of the options granted under the Stock Option Plans and the Purchase Plan in all periods were estimated using the Black-Scholes method, with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.46%	3.03%	2.62%	3.03%
Expected Volatility	116.09%	130.95%	114.27%	130.95%
Expected life of Stock Option Plans	3 years	3 years	3 years	3 years
Expected life of Purchase Plan	0.5 year	0.5 year	0.5 year	0.5 year

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss—as reported	$(1,861)	$(21)	$(2,697)	$(270)
Add: Stock-based employee compensation expense, included in the determination of net loss as reported	15	23	41	105
Less: Stock-based employee compensation expense determined under the fair value method for all awards	(5,756)	(11,236)	(11,742)	(24,247)

Net loss—pro forma	$(7,602)	$(11,234)	$(14,398)	$(24,412)

Basic and diluted net loss per share:
As reported	$(0.03)	$0.00	$(0.04)	$0.00

Pro forma	$(0.13)	$(0.19)	$(0.24)	$(0.40)

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(1,861)	$(21)	$(2,697)	$(270)

Denominator:
Weighted-average common shares outstanding	60,404	60,594	60,316	60,468
Weighted-average shares subject to repurchase	—	(24)	—	(25)

Denominator for basic and diluted net loss per share	60,404	60,570	60,316	60,443

Basic and diluted net loss per share	$(0.03)	$0.00	$(0.04)	$0.00

All outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share in the three and six months ended June 30, 2003 and 2002, because all such stock options are anti-dilutive. The weighted-average number of common shares excluded from the calculation of diluted net loss per share was 19,961,000 and 22,661,000 in the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2002 and 2003, the weighted-average number of common shares excluded was 16,624,000 and 22,348,000, respectively. Such stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Comprehensive (Loss) Income

Comprehensive (loss) income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities that have been previously excluded from net loss and reflected instead in equity. A summary of comprehensive (loss) income follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(1,861)	$(21)	$(2,697)	$(270)
Foreign currency translation adjustment, net of tax effect	1	154	(16)	(4)
Unrealized loss on available-for-sale-securities, net of tax effect	(4)	—	(8)	—

Comprehensive (loss) income	$(1,864)	$133	$(2,721)	$(274)

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which supersedes EITF Issue 94-3. SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 may affect the timing of recognition of future restructuring costs as well as the amounts recognized under such costs. We adopted SFAS 146 on January 1, 2003 and the adoption did not have a material impact on our financial position or results of operations.

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

2.    Restructuring Liabilities

In response to the continuing global economic slowdown, we committed to a workforce reduction and a facility exit plan in the third quarter of fiscal year 2002. The primary goal of this restructuring plan was to reduce costs and improve operating efficiencies in order to adjust to the current business and economic environment. Specifically, it was our decision, under this plan, to eliminate excess facility capacity in light of our revised facility requirements and to reduce our worldwide headcount by approximately 14% (or 80 employees). As a result of this restructuring plan, we recorded an initial charge of $27.1 million (consisting of a $24.8 million idle facility charge and a $2.3 million workforce reduction charge) in the third quarter of fiscal year 2002. These initial restructuring charges were based on assumptions and related estimates that were deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the changes to our previous assumptions and estimates of our severance and benefits liabilities and the final terms and conditions of our facility subleases, we made the appropriate adjustments, in the second quarter of fiscal year 2003, to the initial restructuring charges recorded in fiscal year 2002. These adjustments were immaterial and had no net effect on our financial statements.

We initially recorded a charge of $24.8 million related to the exit of our idle facility. The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). As discussed above, we made an adjustment of $188,000 to increase this facility exit liability during the second quarter of fiscal year 2003. The facility had been idle since the leasing term began in May 2001 and we formally made a decision to exit this facility during the third quarter of fiscal year 2002. The estimated costs of exiting the facility, including estimated costs to sublease, were based on market information and trend analysis. As of June 30, 2003, $18.7 million of lease exit costs, net of anticipated sublease income, remain accrued and will be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. Actual future cash requirements may differ materially from the accrual at June 30, 2003, particularly if the actual sublease income is significantly different from current estimates or if we are unsuccessful in our efforts to sublease the facility. The facility exit charge also included a $3.4 million write-off of property and equipment (primarily leaseholds improvements) as a result of the abandonment of leased facilities.

We also initially recorded a workforce reduction charge of $2.3 million related to severance and fringe benefits for terminated employees. Due to subsequent changes to the severance and other related estimates, we made an adjustment of approximately $188,000 to reduce the severance and benefits liability during the second quarter of fiscal year 2003. This workforce reduction resulted in the termination of approximately 80 employees across all employee levels, business functions, operating units and geographic regions. As of June 30, 2003, 78 employees had been terminated as a result of the restructuring. The remaining employee terminations will be completed and the remaining severance amounts will be paid by the end of third quarter of fiscal year 2003.

The following table summarizes the analysis of the restructuring accrual activity during the six months ended June 30, 2003 (in thousands):

	Severance & Benefits	Facility Related	Total
Total accrual balance—December 31, 2002	$668	$20,195	$20,863
Accrual adjustments	(188)	188	—
Cash payments, net	(396)	(1,673)	(2,069)

Total accrual balance—June 30, 2003	84	18,710	18,794
Less: current portion	(84)	(2,547)	(2,631)

Long-term portion—June 30, 2003	$—	$16,163	$16,163

3.    Income Taxes

The interim tax benefit for the three months and six months ended June 30, 2002, was computed using the estimated annual effective tax rate multiplied by the interim operating results. The interim tax provision for the three months and six months ended June 30, 2003 consists primarily of U.S. and state taxes on domestic operations, and is computed based on the annual estimated effective rates applicable to such operations. Our foreign operations are not expected to be profitable in fiscal year 2003, and therefore our estimated foreign tax provision is immaterial. We do not anticipate recording any tax benefits for losses in the foreign jurisdictions during fiscal year 2003. The benefit for income taxes in fiscal year 2002 was based on the estimated worldwide annual effective income tax rate. The provision changed between periods primarily due to the recognition of deferred tax assets in fiscal year 2002. The fiscal year 2003 estimated annual tax provision does not include any anticipated benefit from the recognition of additional deferred tax assets.

4.    Geographic Information

Our primary operations are located in the United States. Revenues outside of North America come primarily from Europe and the Asia Pacific and other region. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
North America	$21,780	$20,846	$43,127	$41,981
Europe	3,384	5,290	6,695	10,919
Asia Pacific and others	842	1,377	1,314	3,414

	$26,006	$27,513	$51,136	$56,314

5.    Contingencies

MicroStrategy Lawsuit

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated (“MicroStrategy”). In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court. If the Virginia State Supreme Court agrees to hear MicroStrategy’s appeal and if the Virginia State Supreme Court overturns, in whole or in part, the Circuit Court’s ruling, this could have an adverse impact on our business, operating results and financial condition.

SEC Investigation

In July, 2003, the staff of the Securities and Exchange Commission (“SEC) notified us that the SEC currently intends to take no action against us or Nicolas Nierenberg, our Chairman and Chief Technology Officer related to past allegations that Actuate and Mr. Nierenberg violated, either directly or as an aider and abettor, certain provisions of the federal securities laws in connection with two software license transactions that we completed with Unify Corporation in early 2000. However, if the SEC were to change its position and decide to commence litigation against us or Mr. Nierenberg, such action may seriously harm our reputation and adversely impact our business and the price of our common stock.

We are also engaged in certain other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

6.    Subsequent Event

On July 25, 2003, we acquired all of the outstanding stock of Nimble Technology, Inc., a software technology company, for approximately $4.0 million in cash and assumed liabilities.

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

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate’s expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate’s current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in the section titled “Business Risk Factors” in this Form 10-Q.

Overview

We are a provider of a leading Information Application Platform that our customers deploy to build scalable Business Intelligence applications. We began shipping our first product in January 1996. We sell software products through two primary means: (i) directly to end-user customers through our direct sales force and (ii) through indirect channel partners such as OEMs, distributors and system integrators. OEMs generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end-user customers. Our revenues are derived from license fees for software products and fees for services relating to such products, including software maintenance and support, consulting and training.

We were incorporated in California in November 1993 and reincorporated in Delaware in July 1998. Our corporate headquarters are located at 701 Gateway Boulevard, South San Francisco, California 94080, our telephone number is 650-837-2000 and our website address is www.actuate.com.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License fees	46%	51%	44%	55%
Services	54	49	56	45

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	2	2	2	2
Cost of services	22	23	23	23
Sales and marketing	44	42	44	44
Research and development	17	18	18	17
General and administrative	12	12	13	12
Amortization of other intangibles	4	3	4	3

Total costs and expenses	101	100	104	101

Loss from operations	(1)	0	(4)	(1)
Interest and other income, net	1	0	1	1

Loss before income taxes	(0)	0	(3)	0
Provision for income taxes	(7)	0	(2)	0

Net loss	(7)%	0%	(5)%	0%

Revenues

Total revenues decreased 5% from $27.5 million for the quarter ended June 30, 2002 to $26.0 million for the quarter ended June 30, 2003. Total revenues decreased 9% from $56.3 million for the six months ended June 30, 2002 to $51.1 million for the six months ended June 30, 2003. Sales outside of North America were $4.2 million, or 16% of total revenues for the second quarter of fiscal year 2003, compared to $6.7 million, or 24% of total revenues for the second quarter of fiscal year 2002. For the six months ended June 30, 2003, sales outside of North America were $8.0 million, or 16% of total revenues as compared to $14.3 million, or 25% of total revenues for the six months ended June 30, 2002. We believe that continuing weak global economic conditions, especially outside of North America, have caused our customers and prospective customers to significantly decrease spending on information technology. We currently expect weak economic conditions and reduced information technology spending to continue at least through the second half of fiscal year 2003.

License fees.    Revenues from license fees decreased 15% from $14.0 million for the second quarter of fiscal year 2002 to $11.9 million for the second quarter of fiscal year 2003. For the six months ended June 30, 2003, license fee revenues were $22.8 million, a decrease of 26% over license fee revenues of $30.9 million for the six months ended June 30, 2002. The decreases in license fee revenues for the three and six months ended June 30, 2003 were primarily due to continuing weak global economic conditions and a corresponding decrease in the demand for our products, especially outside North America. As a percentage of total revenues, license fee revenues decreased from 51% in the second quarter of fiscal year 2002 to 46% in the second quarter of fiscal year 2003. For the six months ended June 30, 2003, license fee revenues as a percentage of total revenues were 44%, compared to 55% for the six months ended June 30, 2002.

Services.    Service revenues increased 4% from $13.5 million for the second quarter of fiscal year 2002 to $14.1 million for the second quarter of fiscal year 2003. For the six months ended June 30, 2003, service revenues were $28.4 million, an increase of 12% over service revenues of $25.4 million for the six months ended June 30, 2002. The increases in service revenues for the three and six months ended June 30, 2003 were primarily due to an increase in the installed base of customers receiving ongoing maintenance and support as well as increases in our revenues from both consulting and education services. As a percentage of total revenues, service revenues increased from 49% in the second quarter of fiscal year 2002 to 54% in the second quarter of fiscal year 2003. For the six months ended June 30, 2003, service revenues as a percentage of total revenues were 56% compared to 45% for the six months ended June 30, 2002.

Cost and Expenses

Cost of License fees.    Cost of license fees consists primarily of product packaging, documentation and production costs. Cost of license fees decreased from $503,000, or 4% of revenues from license fees, for the second quarter of fiscal year 2002 to $396,000, or 3% of revenues from license fees, for the second quarter of fiscal year 2003. Cost of license fees decreased from $1.1 million, or 3% of revenues from license fees, for the six months ended June 30, 2002 to $781,000, or 3% of revenues from license fees, for the six months ended June 30, 2003. The decrease in cost of license fees in absolute dollars was primarily due to corresponding decrease in license fees revenues. We expect our cost of license fees as a percentage of revenues from license fees to be approximately between 3% and 4% of revenues from license fees for the remainder of fiscal year 2003.

Cost of Services.    Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services decreased from $6.4 million, or 47% of service revenues, for the second quarter of fiscal year 2002 to $5.9 million, or 41% of service revenues, for the second quarter of fiscal year 2003. Cost of services decreased from $12.7 million, or 50% of service revenues, for the six months ended June 30, 2002 to $11.8 million, or 41% of service revenues, for the six months ended June 30, 2003. The decreases in cost of services in both absolute dollars and as a percentage of services revenues were primarily due to an increase in on-going maintenance and support revenues and decreased contracting with third-party consultants to support our customers’ professional service needs. We expect our cost of services, as a percentage of services revenues, will be in approximately the same range for the remainder of fiscal year 2003.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses decreased from $11.6 million, or 42% of total revenues, for the second quarter of fiscal year 2002 to $11.5 million, or 44% of total revenues, for the second quarter of fiscal year 2003. Sales and marketing expenses decreased from $24.9 million, or 44% of total revenues, for the six months ended June 30, 2002 to $22.7 million, or 44% of total revenues, for the six months ended June 30, 2003. The decrease in sales and marketing expenses in absolute dollars was primarily due to reduction of sales and marketing personnel, lower sales commissions associated with decreased revenues and reduced marketing program activities. We currently expect our sales and marketing expenses as a percentage of total revenues to be in about the same range for the remainder of fiscal year 2003.

Research and development.    Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses decreased from $5.0 million, or 18% of total revenues, for the second quarter of fiscal year 2002 to $4.4 million, or 17% of total revenues, for the second quarter of fiscal year 2003. Research and development expenses decreased from $9.8 million, or 17% of total revenues, for the six months ended June 30, 2002 to $9.0 million, or 18% of total revenues, for the six months ended June 30, 2003. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and we expect research and development expenses will increase by approximately $1.0 million per quarter for the remainder of fiscal year 2003. A portion of this increase is attributable to the research and development activities from our recent acquisition of Nimble Technology, Inc.

General and administrative.    General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal, bad debts and accounting expenses. General and administrative expenses decreased from $3.3 million, or 12% of total revenues, for the second quarter of fiscal year 2002 to $3.1 million, or 12% of total revenues, for the second quarter of fiscal year 2003. General and administrative expenses increased from $6.6 million, or 12% of total revenues, for the six months ended June 30, 2002 to $6.9 million, or 13% of total revenues, for the six months ended June 30, 2003. The increases in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the six months ended June 30, 2003 were primarily due to increase in legal fees associated with the MicroStrategy litigation, a large increase in premiums for our directors and officers insurance policy and bad debt expenses, that were partially offset by the exclusion of idle facility expenses. We expect our general and administrative expenses will decrease in absolute dollars in future periods due primarily to the completion of the MicroStrategy trial.

Amortization of other intangibles.    During the three-month period ended June 30, 2003, we recorded a charge of $925,000 for the amortization of other intangibles, or 4% of total revenues, as compared to $902,000 (3% of total revenues) of amortization of other intangibles for the same period in fiscal year 2002. Amortization of other intangibles for the six months ended June 30, 2003 was $1.9 million, or 4% of total revenues, as compared to $2.0 million, or 3% of total revenues, for the six months ended June 30, 2002. The estimated amortizable lives of other intangible assets are 4 years and will be fully amortized during fiscal year 2005. We expect the amortization of other intangibles expenses, in absolute dollars, will be in the same range for the remainder of fiscal year 2003.

Interest and Other Income, Net

Interest and other income, net, are comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three months ended June 30, 2003 were $141,000 as compared with interest and other income, net of $173,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, interest and other income, net, were $300,000 as compared with interest and other income, net of $362,000 for the six months ended June 30, 2002. The decrease was primarily due to lower interest rates received on our investments.

(Provision) Benefit for Income Taxes

We recorded an income tax provision of $1.8 million in the three months ended June 30, 2003, as compared to an income tax benefit of $13,000 in the three months ended June 30, 2002. For the six months ended June 30, 2003, we recorded an income tax provision of $1.1 million, as compared to an income tax benefit of $163,000 for the same period of fiscal year 2002. The provision for income taxes in the three months and six months ended June 30, 2003, consists primarily of U.S. and state taxes on our domestic operations, and is computed based on the estimated annual domestic effective tax rate multiplied by the interim results for the domestic operations. Our foreign operations are not expected to be profitable in fiscal year 2003, and therefore our estimated foreign tax provision is immaterial. We do not anticipate recording any tax benefits for losses in the foreign jurisdictions during fiscal year 2003. The benefit for income taxes in fiscal year 2002 was based on the estimated worldwide annual effective income tax rate. The provision changed between periods primarily due to the recognition of deferred tax assets in fiscal year 2002. The fiscal year 2003 estimated annual tax provision does not include any anticipated benefit from the recognition of additional deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2003, we had cash, cash equivalents and short-term investments of $48.4 million, an increase of $3.5 million from $44.9 million at December 31, 2002; and $29.2 million in net working capital, a decrease of $700,000 from $29.9 million at December 31, 2002.

Cash from operating activities.    Net cash provided by operating activities was $4.1 million during the six months ended June 30, 2003, compared to $4.5 million during the six months ended June 30, 2002. For the six-month period ended June 30, 2003, net cash provided by operating activities was primarily due to net loss adjusted by non-cash items of depreciation and amortization, increased collections of accounts receivable and decreases in other current assets and accounts payable; that were offset by decreases in restructuring liabilities and other accrued liabilities. Net cash provided by operating activities in the six months ended June 30, 2002 was primarily due to net loss adjusted by non-cash items of depreciation and amortization, increased collections of accounts receivable and increase in accounts payable; that were offset by decreases in deferred revenues, accrued compensation and other accrued liabilities.

Cash used in investing activities.    Net cash provided by investing activities was $12.5 million during the six months ended June 30, 2003, compared to cash used in investing activities of $25.6 million during the six months ended June 30, 2002. For the six months ended June 30, 2003, net cash provided by investing activities was primarily due to proceeds from maturity of short-term investments; that were offset by purchases of short-term investments and property and equipment. For the six months ended June 30, 2002, net cash used in investing activities was primarily due to purchases of short-term investments and the final purchase price payment related to the acquisition of Open Software Technology, LLC; that were offset by the proceeds received from the maturity of short-term investments.

Cash from financing activities.    Net cash provided by financing activities was $804,000 and $2.7 million during the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, net cash provided by financing activities represented the proceeds derived from issuance of common stock under the employee stock purchase and stock option plans; that were offset by the repurchases of our common stock on the open market. For the six months ended June 30, 2002, net cash provided by financing activities represented the proceeds derived from issuance of common stock under the employee stock purchase and stock option plans.

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

Item 4.	Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings.

(b)	There have been no significant changes in our internal controls over the financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

BUSINESS RISK FACTORS

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

The susceptibility of our operating results to significant fluctuations makes any prediction, including our estimates, of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

•	demand for our products;

•	the size and timing of significant orders for our products;
•	a slow down or a decrease in spending on information technology by our current and/or prospective customers, especially outside of North America;

•	the management, performance and expansion of our international operations;

•	general domestic and international economic and political conditions, including war and terrorism or the threat of war and terrorism;

•	sales cycles and sales performance of our indirect channel partners;

•	the existence and the outcome of the appeal of the MicroStrategy lawsuit;

•	continued successful relationships and the establishment of new relationships with OEMs;

•	changes in our level of operating expenses and our ability to control costs;

•	the outcome or publicity surrounding any pending or threatened lawsuits;

•	ability to make new products commercially available in a timely manner;

•	budgeting cycles of our customers;

•	changes in pricing policies by us or our competitors;

•	failure to successfully manage acquisitions made by us;

•	defects in our products and other product quality problems; and

•	failure to meet hiring needs and unexpected personnel changes.

Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. For example, booking of orders in the third quarter of 2001 was negatively impacted by the September 11th terrorist attacks and future terrorists acts or war-time conditions are likely to impact the booking of orders in future periods. Furthermore, several factors may require us, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

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

IF WE FAIL TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

During the first six months of fiscal year 2003, 16% of our total revenues was derived from sales outside North America while we derived 23% of our total revenues from sales outside of North America in fiscal years 2002 and 2001. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as our OEMs, distributors and systems integrators. Our revenues from license fees resulting from sales through indirect channel partners were approximately 33% for the first six months of fiscal year 2003, 32% in fiscal year 2002 and 50% in fiscal year 2001. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of our strategy is to embed our technology in products offered by OEMs for resale or as a hosted application to such OEM’s customers and end-users. We also intend to establish and expand our relationships with systems integrators so that such systems integrators will increasingly recommend our products to their clients. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our OEMs experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

Our market is intensely competitive and characterized by rapidly changing technology and evolving standards. Furthermore, a number of our competitors have recently announced plans to merge.

Business Objects S.A. has announced its plans to acquire Crystal Decisions, Inc. and Hyperion Solutions Corp. has announced its plans to acquire Brio Technology, Inc. Our competition comes in four principal forms:

•	competition from current or future business intelligence software vendors such as Brio, Business Objects, Cognos, Inc., Crystal Decisions, Microsoft and MicroStrategy Incorporated that offer reporting functionality as part of their suite of products;

•	competition from e.Business software vendors such as SAP and Oracle, to the extent they include reporting functionality in their applications;

•	competition from other e.Business software vendors and software development tool vendors; and

•	competition from the IT departments of current or potential customers that may develop Information Applications internally which may be cheaper and more customized than our products.

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

BECAUSE THE SALES CYCLES OF OUR PRODUCTS ARE LENGTHY AND VARIABLE, OUR QUARTERLY RESULTS MAY FLUCTUATE.

The purchase of our products by our end-user customers for deployment within the customer’s organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer’s internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations as well as general economic and political events. The sales cycle for an initial order of our products is at least 3 to 6 months and the sales cycle associated with a follow-on large scale deployment of our products typically extends for at least another 6 to 9 months or longer. Recently, we have been experiencing longer sales cycle. Additionally, sales cycles for sales of our products to OEMs tend to be longer, ranging from 6 to 24 months or more and may involve convincing the vendor’s entire organization that our products are the appropriate Information Application software for the vendor’s application. This time period does not include the sales and implementation cycles of such vendor’s own products, which are typically significantly longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end-user customers or our indirect channel partners could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

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

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

The market for our products is characterized by rapid technological changes, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. Any of these factors can render existing products obsolete and unmarketable. We believe that our future success will depend in large part on our ability to support current and future releases of popular operating systems and computer programming languages, databases and software applications, to timely develop new products that achieve market acceptance and to meet an expanding range of customer requirements. If the announcement or introduction of new products by us or our competitors or any change in industry standards causes customers to defer or cancel purchases of existing products, our business, operating results and financial condition would be harmed. As a result of the complexities inherent in Information Applications, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of our products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. If we fail to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, our business, operating results and financial condition may be harmed.

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

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

A substantial portion of Actuate’s revenues is derived from international sales. During the first six months of fiscal year 2003, 16% of our total revenues was derived from sales outside North America while we derived 23% of our total revenues from sales outside of North America in fiscal years 2002 and 2001. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

•	economic and political instability, including war and terrorism or the threat of war and terrorism;

•	difficulty in managing an organization spread across many countries;

•	multiple and conflicting tax laws and regulations;

•	costs of localizing products for foreign countries;

•	difficulty in hiring employees in foreign countries;

•	trade laws and business practices favoring local competition;

•	dependence on local vendors;

•	compliance with multiple, conflicting and changing government laws and regulations;

•	longer sales and payment cycles;

•	import and export restrictions and tariffs;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty or delay in accounts receivable collection; and

•	foreign currency exchange rate fluctuations.

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

IF MICROSTRATEGY’S APPEAL IS SUCCESSFUL, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated (“MicroStrategy”). In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court. If the Virginia State Supreme Court agrees to hear MicroStrategy’s appeal and if the Virginia State Supreme Court overturns, in whole or in part, the Circuit Court’s ruling, this could have an adverse impact on our business, operating results and financial condition and result in the following:

•	we could be forced to stop selling our products;

•	we could incur substantial legal costs;

•	we may be required to indemnify our customers;

•	we may have to use significant engineering resources to redesign our products;

•	we may be required to enter into a licensing agreement with MicroStrategy containing terms that are unfavorable to us; and

•	our customer’s decision to purchase our products and services could be negatively impacted.

IF THE SECURITIES AND EXCHANGE COMMISSION CHANGES ITS POSITION, SUCH DECISION MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND STOCK PRICE.

In July, 2003, the staff of the Securities and Exchange Commission (“SEC) notified us that the SEC currently intends to take no action against us or Nicolas Nierenberg, our Chairman and Chief Technology Officer related to past allegations that Actuate and Mr. Nierenberg violated, either directly or as an aider and abettor, certain provisions of the federal securities laws in connection with two software license transactions that we completed with Unify Corporation in early 2000. However, if the SEC were to change its position and decide to commence litigation against us or Mr. Nierenberg such action may seriously harm our reputation and adversely impact our business and the price of our common stock.

TO MANAGE OUR BUSINESS, WE NEED TO IMPROVE AND IMPLEMENT OUR INTERNAL SYSTEMS, PROCEDURES AND CONTROLS. IF WE ARE UNABLE TO DO SO SUCCESSFULLY, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

We believe the scope of our operations has placed and will continue to place a significant strain on our management, information systems and resources. Any acquisitions made by us will also put a significant strain on our management, information systems and resources. In addition, we expect that an expansion of our international operations will lead to increased financial and administrative demands associated with managing our international operations and managing an increasing number of relationships with foreign partners and customers and expanded treasury functions to manage foreign currency risks. Our future operating results will also depend on our ability to further develop indirect channels and expand our support organization to accommodate growth in our installed base. If we fail to manage our business effectively, our business, operating results and financial condition would be harmed.

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

IF THE PROTECTION OF OUR PROPRIETARY RIGHTS IS INADEQUATE, OUR BUSINESS COULD BE SERIOUSLY HARMED.

We have a small number of issued and pending U.S. patents and we rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to shrink-wrap or signed license agreements, which impose certain restrictions on licensees’ ability to utilize the software. In addition, we seek to avoid disclosure of our intellectual property, including requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in the economic and political conditions in the United States and abroad;

•	terrorist attacks, war or the threat of war;

•	the announcement of mergers or acquisitions by us or our competitors;

•	developments in ongoing or threatened litigation;

•	announcements of technological innovations;

•	new products or new contracts announced by us or our competitors;

•	developments with respect to copyrights or proprietary rights;

•	price and volume fluctuations in the stock market;

•	changes in corporate purchasing of Information Application software;

•	adoption of new accounting standards affecting the software industry; and

•	changes in financial estimates by securities analysts.

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

MicroStrategy Lawsuit

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated (“MicroStrategy”). In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court. If the Virginia State Supreme Court agrees to hear MicroStrategy’s appeal and if the Virginia State Supreme Court overturns, in whole or in part, the Circuit Court’s ruling, this could have an adverse impact on our business, operating results and financial condition.

SEC Investigation

In July, 2003, the staff of the Securities and Exchange Commission (“SEC”) notified us that the SEC currently intends to take no action against us or Nicolas Nierenberg, our Chairman and Chief Technology Officer related to past allegations that Actuate and Mr. Nierenberg violated, either directly or as an aider and abettor, certain provisions of the federal securities laws in connection with two software license transactions that we completed with Unify Corporation in early 2000. However, if the SEC were to change its position and decide to commence litigation against us or Mr. Nierenberg such action may seriously harm our reputation and adversely impact our business and the price of our common stock.

We are also engaged in certain other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 28, 2003, our stockholders approved the following items:

1.	The election of the following individuals as directors of the Company.

	For	Authority Withheld
Nicolas C. Nierenberg	53,524,530	1,231,670
Peter I. Cittadini	54,552,830	203,370
George B. Beitzel	52,878,602	1,877,598
Kenneth E. Marshall	53,408,963	1,347,237
Arthur C. Patterson	53,409,713	1,346,487
Steven D. Whiteman	52,879,752	1,876,448

2.	The ratification of the appointment of Ernst & Young LLP, Independent Auditors as the Company’s independent public accountants for the fiscal year ending December 31, 2003.

For: 52,043,283	Against: 2,690,968	Abstain: 21,949

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Report Date	Description of Document

April 29, 2003	The Company furnished a Current Report on Form 8-K to report, under Item 12 thereof, the issuance of a press release regarding the Company’s financial results for the quarter ended March 31, 2003.

May 21, 2003	The Company furnished a Current Report on Form 8-K to report, under Item 9 thereof, the issuance of a press release related to the delay in the filing of its 10-Q for the quarter ended March 31, 2003.

June 3, 2003	The Company furnished a Current Report on Form 8-K to report, under Item 9 thereof, the issuance of a press release regarding its intention to request a hearing to review the Nasdaq Staff Determination of noncompliance with Marketplace Rule 4310(c)(14).

June 4, 2003	The Company furnished a Current Report on Form 8-K to report, under Item 9 thereof, the issuance of a press release announcing the completion of the accounting review conducted by its Audit Committee and independent auditors.

June 9, 2003	The Company furnished a Current Report on Form 8-K to report, under Item 9 thereof, the issuance of a press release announcing that the company has filed its Quarterly Report on Form 10-Q for the first quarter of 2003.

June 20, 2003	The Company furnished a Current Report on Form 8-K to report, under Item 9 thereof, the issuance of a press release announcing that it has prevailed in the case of MicroStrategy, Incorporated v. Li, Xue and Actuate Corporation.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2003.

Actuate Corporation (Registrant)

By:	/s/ DANIEL A. GAUDREAU

Daniel A. Gaudreau Chief Financial Officer, Senior Vice President of Finance (Principal Financial and Accounting Officer)