Form 10-Q
period 2003-09-30
ACTUATE CORP
filed 2003-11-14
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☐	No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of September 30, 2003
Common Stock, par value $.001 per share	61,420,525

Actuate Corporation

Part I. Financial Information

Item 1.    Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$33,254	$23,595
Short-term investments	10,980	21,272
Accounts receivable, net	19,480	23,979
Other current assets	3,440	3,659

Total current assets	67,154	72,505
Property and equipment, net	5,386	6,204
Goodwill and other intangibles, net	27,504	26,146
Deferred income taxes	1,994	2,140
Other assets	1,586	1,441

	$103,624	$108,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,780	$3,071
Current portion of restructuring liabilities	2,373	3,481
Accrued compensation	4,443	4,947
Other accrued liabilities	5,103	6,909
Income taxes payable	1,017	950
Deferred revenue	24,089	23,273

Total current liabilities	40,805	42,631

Restructuring liabilities, net of current portion	15,467	17,382
Stockholders’ equity	47,352	48,423

	$103,624	$108,436

(1)	The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License fees	$12,223	$13,193	$34,977	$44,063
Services	13,677	12,361	42,059	37,805

Total revenues	25,900	25,554	77,036	81,868

Costs and expenses:
Cost of license fees	853	637	2,085	2,148
Cost of services	5,692	5,759	17,448	18,433
Sales and marketing	11,564	10,525	34,286	35,465
Research and development	4,864	4,328	13,831	14,143
General and administrative	2,722	2,244	9,572	8,871
Amortization of other intangibles	267	770	1,737	2,312
Purchased in-process research and development	600	—	600	—
Restructuring charges	—	26,223	—	26,223

Total costs and expenses	26,562	50,486	79,559	107,595

Loss from operations	(662)	(24,932)	(2,523)	(25,727)
Interest and other income, net	139	214	439	576

Loss before income taxes	(523)	(24,718)	(2,084)	(25,151)
Provision for income taxes	(122)	(1,195)	(1,258)	(1,032)

Net loss	$(645)	$(25,913)	$(3,342)	$(26,183)

Basic and diluted net loss per share	$(0.01)	$(0.43)	$(0.06)	$(0.43)

Shares used in basic and diluted net loss per share calculation	61,040	59,994	60,557	60,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net loss	$(3,342)	$(26,183)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred compensation	41	109
Amortization of other intangibles	2,530	2,989
Depreciation	2,350	3,373
Purchased in-process research and development	600	—
Restructuring charges	—	3,382
Changes in operating assets and liabilities:
Accounts receivable	4,504	6,235
Other current assets	219	(502)
Deferred income taxes	146	—
Accounts payable	(371)	389
Accrued compensation	(1,156)	(1,738)
Other accrued liabilities	(1,806)	(2,189)
Income taxes payable	67	915
Restructuring liabilities	(3,023)	21,431
Deferred revenue	816	(2,365)

Net cash provided by operating activities	1,575	5,846

Investing activities
Purchases of property and equipment	(1,277)	(1,353)
Proceeds from maturity of short-term investments	30,192	20,978
Purchases of short-term investments	(19,918)	(34,995)
Acquisition of Nimble Technology, Inc., net of cash assumed	(3,016)	—
Final purchase price payment in connection with Open Software Technology acquisition	—	(2,033)
Net change in other assets	(145)	62

Net cash provided by (used in) investing activities	5,836	(17,341)

Financing activities
Proceeds from issuance of common stock	3,638	4,529
Stock repurchases	(1,318)	(4,161)

Net cash provided by financing activities	2,320	368

Net increase (decrease) in cash and cash equivalents	9,731	(11,127)
Effect of exchange rate on cash	(72)	(50)
Cash and cash equivalents at the beginning of the period	23,595	34,660

Cash and cash equivalents at the end of the period	$33,254	$23,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of Actuate Corporation are unaudited and include all normal recurring adjustments which we believe to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of the financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite our best effort to establish good faith estimates and assumptions, actual results may differ.

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 28, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of operating results for the full fiscal year.

In conjunction with the review of our accrual liability balances during the quarter ended September 30, 2003, we determined that the liability for accrued compensation on the balance sheet was overstated by approximately $875,000. Since the impact to prior years’ annual and interim financial statements was not material, we recorded a reduction in operating expense of the overstated amount in the quarter ended September 30, 2003 to reflect the proper estimate of the liability. The reversal of this operating expense together with the adjustments recorded to correct the accounting for the unauthorized side letter transactions disclosed in our Form 10-Q for the quarter ended March 31, 2003, if properly recorded in the respective prior periods, would have the following interim and annual impacts on our revenues, net income (loss) and net income (loss) per share (in thousands, except per share amounts):

	Q2 01	Q3 01	Q4 01	Year 2001	Q1 02	Q2 02	Q3 02	Q4 02	Year 2002	Q1 03	Q2 03

Revenue impact-unauthorized side agreements	$(300)	$(34)	$(118)	$(452)	$253	$(121)	$(149)	$71	$54	$0	$0
Reversal of accrued compensation liability	78	141	219	438	165	230	(357)	(46)	(8)	241	204

Total net impact to operating income (loss)	(222)	107	101	(14)	418	109	(506)	25	46	241	204
Income tax benefit	0	13	21	34	10	6	36	6	58	0	0

Impact to net income (loss)	$(222)	$120	$122	$20	$428	$115	$(470)	$31	$104	$241	$204

Impact to basic and diluted net income (loss) per share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$(0.01)	$0.00	$0.00	$0.00	$0.00

We do not expect that the impact of the adjustment to correct the accounting for side letter transactions during the quarter ended March 31, 2003 combined with the reversal of operating expenses during the quarter ended September 30, 2003 will be material to our consolidated operating results for the year ending December 31, 2003. However, if these adjustments are ultimately deemed to be material to our consolidated operating results for the year ending December 31, 2003, we will need to restate prior financial reporting periods, including the current period.

Revenue Recognition

We generate revenues from sales of software licenses and related services. We receive software license revenues from licensing our products directly to end-users and indirectly through resellers, distributors and original equipment manufacturers (“OEMs”). Our products do not require significant customization. The majority of end-user license revenues are derived from end-user customer orders for specific individual products. We receive service revenues from maintenance contracts, consulting services and training that we perform for customers.

We recognize revenues in accordance with AICPA Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For sales to end-user customers, we recognize license revenues when a license agreement has been signed by both parties or a definitive purchase order has been received from the customer, the product has been shipped, there are no uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. We have not established vendor specific objective evidence of fair value for license fees and; therefore, we recognize revenues from arrangements with multiple elements involving software licenses under the residual method. If an acceptance period is required, we recognize revenues upon customer acceptance or the expiration of the acceptance period. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due, assuming that all other revenue recognition criteria are met. For arrangements in which the contracting entity has the right to the unlimited usage of our products for a specified term and the right to unspecified future products, license fee revenues are deferred and recognized on a straight-line basis over the term of the license agreement.

We enter into reseller and distributor arrangements that typically give such distributors and resellers the right to distribute our products to end-users headquartered in specified territories. We recognize license revenues from arrangements with the U.S. resellers and distributors when there is persuasive evidence of an arrangement, the product has been shipped, the fees are fixed or determinable and collectibility is probable. We recognize license fee revenues from arrangements with international resellers and distributors upon receipt of evidence of sell-through and when all other revenue recognition criteria have been met. If it is not practical to obtain evidence of sell-through, we defer revenues until the end-user has been identified and cash has been received.

We also enter into OEM arrangements that provide for license fees based on a specified duration and the bundling or embedding of our products with the OEMs’ products. These arrangements generally provide for fixed, irrevocable royalty payments. We recognize license fee revenues from the OEM arrangements when a license agreement has been signed by both parties, the product has been shipped, there are no uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement; and, for sales through international OEMs, we defer revenue until we receive a royalty report from the customer. If we do not receive a royalty report from an international OEM, we defer revenues until such royalty report has been received.

Credit-worthiness and collectibility for end-users, resellers, distributors and OEMs are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history; customers are assessed based on payment history and current credit profile. When a customer is not deemed credit-worthy, revenues are deferred and recognized upon cash receipt.

We recognize maintenance revenues, which consist of fees for ongoing support and unspecified product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis. Training revenues are generated from classes offered at our headquarters and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software and all other revenue recognition criteria are met, provided services do not include significant customization or modification of the base product and are not otherwise essential to the functionality of the software.

Stock-Based Compensation

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss – as reported	$(645)	$(25,913)	$(3,342)	$(26,183)
Add: Stock-based employee compensation expense, included in the determination of net loss as reported	—	4	41	109
Less: Stock-based employee compensation expense determined under the fair value method for all awards	(5,512)	(13,889)	(17,254)	(38,136)

Net loss – pro forma	$(6,157)	$(39,798)	$(20,555)	$(64,210)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.43)	$(0.06)	$(0.43)

Pro forma	$(0.10)	$(0.66)	$(0.34)	$(1.07)

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Numerator:
Net loss	$(645)	$(25,913)	$(3,342)	$(26,183)

Denominator:
Weighted-average common shares outstanding	61,040	60,011	60,557	60,316
Weighted-average shares subject to repurchase	—	(17)	—	(23)

Denominator for basic and diluted net loss per share	61,040	59,994	60,557	60,293

Basic and diluted net loss per share	$(0.01)	$(0.43)	$(0.60)	$(0.43)

All outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share in the three and nine months ended September 30, 2003 and 2002, because all such stock options are anti-dilutive. The weighted-average number of common shares excluded from the calculation of diluted net loss per share was 19,563,000 and 17,758,000 in the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2002 and 2003, the weighted-average number of common shares excluded was 17,620,000 and 20,801,000, respectively. Such stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Comprehensive Loss

Comprehensive loss includes foreign currency translation adjustments and other unrealized gains and losses on short-term investments that are excluded from net loss and are reflected as changes in equity. A summary of comprehensive loss is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss	$(645)	$(25,913)	$(3,342)	$(26,183)
Foreign currency translation adjustment	(42)	(44)	(72)	(50)
Unrealized (loss) gain on available-for-sale securities	(3)	52	(18)	52

Comprehensive loss	$(690)	$(25,905)	$(3,432)	$(26,181)

Reclassifications

The amortization charge for purchased technology has been reclassified from “Amortization of Other Intangibles” to “Cost of License Fees” for all of the periods presented. The reclassifications had no impact on the results of operations or stockholders’ equity for the periods presented.

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

In November 2002, the FASB released FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. Our license agreements include an indemnification for the infringement of third party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties. We have also issued letters of credit totaling $3.9 million related to our leased facilities. We do not have any other guarantees. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

2.	Acquisition of Nimble Technology, Inc.

On July 25, 2003, we acquired 100% of the outstanding stock of Nimble Technology, Inc. (“Nimble”), a privately held Enterprise Information Integration (EII) software company. Nimble’s EII product enables organizations to intelligently harness business information and to simplify the task of data integration when building web services and applications. We intend to enhance and improve our product capabilities by incorporating Nimble’s EII technology into our existing products.

Nimble was considered to be a “development stage” enterprise and did not meet the definition of a “business” under SFAS 141, “Business Combinations”, for business combination purposes. In accordance with SFAS 141, the acquisition of Nimble was accounted for as an acquisition of assets. The total purchase price was $4.7 million, consisting of net cash payment of $3.0 million, net assumed liabilities of $1.6 million and acquisition-related expenses of $90,000. The total purchase price was allocated to various tangible and identifiable intangible assets, which consisted of accounts receivable of $5,000, fixed assets of $255,000, acquired workforce of $408,000, purchased in-process research and development of $600,000, deferred compensation of $248,000 and core technology of $3.2 million. The identifiable intangible assets of acquired workforce and core technology are being amortized on a straight-line basis over two years and five years, respectively. Purchased in-process research and development was expensed in the quarter ended September 30, 2003 because the purchased in-process research and development had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using the cost approach analysis, which estimated the value by determining the current cost of replacing an asset with one of equivalent economic utility. The value of the core technology was computed using a discounted cash flow analysis based on management’s estimates of future revenues and operating costs and expenses related to the technologies acquired from Nimble.

3.	Restructuring Liabilities

In response to the deteriorating global economic conditions, we committed to a workforce reduction and a facility exit plan in the third quarter of fiscal year 2002. The primary goal of this restructuring plan was to reduce costs and improve operating efficiencies in order to adjust to then existing business and economic environment. Specifically, it was our decision, under this plan, to eliminate excess facility capacity in light of our revised facility requirements and to reduce our worldwide headcount by approximately 14% (or 79 employees). As a result of this restructuring plan, we recorded an initial charge of $27.1 million (consisting of a $24.8 million idle facility charge and a $2.3 million workforce reduction charge) during the fiscal year 2002. These initial restructuring charges were based on assumptions and related estimates that were deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to changes to our previous assumptions and estimates of our severance and benefits liabilities and the final terms and conditions of our facility subleases in the second quarter of fiscal year 2003, we made the appropriate adjustments to the initial restructuring charges recorded in fiscal year 2002.

The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The facility had been idle since the leasing term began in May 2001 and we formally made a decision to exit this facility during the third quarter of fiscal year 2002. The estimated costs of exiting the facility, including estimated costs to sublease, were based on market information and trend analysis. As of September 30, 2003, $17.8 million of lease exit costs, net of anticipated sublease income, remain accrued and will be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. Actual future cash requirements may differ materially from the accrual at September 30, 2003, particularly if the actual sublease income is significantly different from current estimates or if we are unsuccessful in our efforts to sublease the facility for the entire term of the lease (through fiscal year 2011). The facility exit charge also included a $3.4 million write-off of property and equipment (primarily leaseholds improvements) as a result of the abandonment of the leased facilities.

During the fiscal year 2002, we also initially recorded a workforce reduction charge of $2.3 million related to severance and fringe benefits for terminated employees. This workforce reduction resulted in the termination of employees across all employee levels, business functions, operating units and geographic regions.

The following table summarizes the analysis of the restructuring accrual activity during the nine months ended September 30, 2003 (in thousands):

	Severance & Benefits	Facility Related	Total

Total accrual balance – December 31, 2002	$668	$20,195	$20,863
Accrual adjustments	(188)	188	—
Cash payments, net	(480)	(2,543)	(3,023)

Total accrual balance – September 30, 2003	—	17,840	17,840
Less: current portion	—	(2,373)	(2,373)

Long-term portion – September 30, 2003	$—	$15,467	$15,467

4.	Deferred Revenue

Deferred revenue consists of the following:

	September 30,	December 31,
	2003	2002
Maintenance and Support	$21,986	$20,682
Other	2,103	2,591

	$24,089	$23,273

Maintenance and Support consisted of first year maintenance and support services associated with the initial purchase of our software, and the renewal of annual maintenance and support services from customers who purchased our software in prior periods. The maintenance and support period is generally 12 months. Accordingly, maintenance and support revenues are recognized on a straight-line basis over the term of the maintenance and support period.

Other consisted of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria of SOP 97-2, and are deferred until all revenue recognition criteria have been met.

5.	Income Taxes

The interim tax provision for the three months and nine months ended September 30, 2002, was computed using the estimated annual effective tax rate multiplied by the interim operating results. The interim tax provision for the three months and nine months ended September 30, 2003 consisted primarily of U.S. and state taxes on domestic operations, and was computed based on the annual estimated effective rates applicable to such operations. Our foreign operations were not expected to be profitable in fiscal year 2003, and therefore our estimated foreign tax provision was immaterial. We do not anticipate recording any tax benefits for losses in the foreign jurisdictions during fiscal year 2003. The provision for income taxes in fiscal year 2002 was based on the estimated worldwide annual effective income tax rate. The change in provision between the periods presented was primarily due to the recognition of deferred tax assets in fiscal year 2002. The fiscal year 2003 estimated annual tax provision does not include any anticipated benefit from the recognition of additional deferred tax assets.

6.	Stock Repurchase Program

On October 24, 2002, our Board of Directors approved a stock repurchase program by authorizing our management to repurchase up to $3.0 million worth of common stock. Purchases will be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. During the three and nine months ended September 30, 2003, we purchased 102,017 and 537,417 shares of our common stock, respectively, at a cost of $304,000 and $1.3 million, respectively. These shares were retired and reclassified as authorized and non-issued shares of common stock.

7.	Geographic Information

Our primary operations are located in the United States. Revenues from international sources related to export sales, primarily to Europe and Japan. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
North America	$21,406	$20,122	$64,533	$62,103
Europe	3,572	4,286	10,267	15,205
Asia Pacific and others	922	1,146	2,236	4,560

	$25,900	$25,554	$77,036	$81,868

8.	Contingencies

MicroStrategy Lawsuit

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated (“MicroStrategy”). In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court and in September 2003 filed a Petition for Appeal with the Virginia State Supreme Court. If the Virginia State Supreme Court agrees to hear MicroStrategy’s appeal and if the Virginia State Supreme Court overturns, in whole or in part, the Circuit Court’s ruling, this could have an adverse impact on our business, operating results and financial condition.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
License fees	47%	52%	45%	54%
Services	53	48	55	46

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	3	3	3	3
Cost of services	22	23	23	23
Sales and marketing	45	41	45	43
Research and development	19	17	18	17
General and administrative	11	9	12	11
Amortization of other intangibles	1	3	2	3
Purchased in-process research and development	2	—	1	—
Restructuring charges	—	103	—	32

Total costs and expenses	103	198	104	132

Loss from operations	(3)	(98)	(4)	(32)
Interest and other income, net	1	1	1	1

Loss before income taxes	(2)	(97)	(3)	(31)
Provision for income taxes	0	(5)	(2)	(1)

Net loss	(2)%	(102)%	(5)%	(32)%

Revenues

Total revenues increased 1% from $25.6 million for the quarter ended September 30, 2002 to $25.9 million for the quarter ended September 30, 2003. Total revenues decreased 6% from $81.9 million for the nine months ended September 30, 2002 to $77.0 million for the nine months ended September 30, 2003. Sales outside of North America were $4.5 million, or 17% of total revenues for the third quarter of fiscal year 2003, compared to $5.4 million, or 21% of total revenues for the third quarter of fiscal year 2002. For the nine months ended September 30, 2003, sales outside of North America were $12.5 million, or 16% of total revenues as compared to $19.8 million, or 24% of total revenues for the nine months ended September 30, 2002. We believe that continuing weak global economic conditions, especially outside of North America, have caused our customers and prospective customers to significantly decrease spending on information technology and we expect such conditions to continue at least through the remainder of fiscal year 2003.

License fees.  Revenues from license fees decreased 7% from $13.2 million for the third quarter of fiscal year 2002 to $12.2 million for the third quarter of fiscal year 2003. For the nine months ended September 30, 2003, license revenues were $35.0 million, a decrease of 21% over license revenues of $44.1 million for the nine months ended September 30, 2002. As a percentage of total revenues, license fee revenues decreased from 52% in the third quarter of fiscal year 2002 to 47% in the third quarter of fiscal year 2003. For the nine months ended September 30, 2003, license fee revenues as a percentage of total revenues were 45% compared to 54% for the nine months ended September 30, 2002. The decrease in license fee revenues in absolute dollars for the three and nine months ended September 30, 2003, was primarily due to continuing weak global economic conditions and a corresponding decrease in the demand for our products, especially outside North America. The decrease in license fee revenues as a percentage of total revenues for the three and nine months ended September 30, 2003, was primarily due to increase in services revenues.

Services.  Service revenues increased 11% from $12.4 million for the third quarter of fiscal year 2002 to $13.7 million for the third quarter of fiscal year 2003. For the nine months ended September 30, 2003, service revenues were $42.1 million, an increase of 11% over service revenues of $37.8 million for the nine months ended September 30, 2003. As a percentage of total revenues, service revenues increased from 48% in the third quarter of fiscal year 2002 to 53% in the third quarter of fiscal year 2003. For the nine months ended September 30, 2003, service revenues as a percentage of total revenues were 55% compared to 46% for the nine months ended September 30, 2002. The increases in service revenues, in both absolute dollars and as a percentage of total revenues, for the three and nine months ended September 30, 2003, were primarily due to an increase in the installed base of customers receiving ongoing maintenance and support.

Costs and expenses

Cost of license fees.  Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. Cost of license fees increased from $637,000, or 5% of revenues from license fees, for the third quarter of fiscal year 2002 to $853,000, or 7% of revenues from license fees, for the third quarter of fiscal year 2003. Cost of license fees remained flat at $2.1 million, or 6% and 5% of revenues from license fees for the nine months ended September 30, 2003 and 2002, respectively. We expect our cost of license fees as a percentage of revenues from license fees to be between 5% and 7% of revenues from license fees for the remainder of fiscal year 2003.

Cost of services.  Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services decreased from $5.8 million, or 47% of service revenues, for the third quarter of fiscal year 2002 to $5.7 million, or 42% of service revenues, for the third quarter of fiscal year 2003. Cost of services decreased from $18.4 million, or 49% of service revenues, for the nine months ended September 30, 2002 to $17.4 million, or 41% of service revenues, for the nine months ended September 30, 2003. The decrease in cost of services in absolute dollars for the nine months ended September 30, 2003, was primarily due to headcount reduction of our services and support personnel. The decreases in cost of services as a percentage of services revenues for both three and nine months ended September 30, 2003, were primarily due to an increase in on-going maintenance and support revenues. We expect our cost of services, as a percentage of services revenues, will be in approximately the same range for the remainder of fiscal year 2003.

Sales and marketing.  Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses increased from $10.5 million, or 41% of total revenues for the third quarter of fiscal year 2002 to $11.6 million, or 45% of total revenues for the third quarter of fiscal year 2003. Sales and marketing expenses decreased from $35.5 million, or 43% of total revenues for the nine months ended September 30, 2002 to $34.3 million, or 45% of total revenues for the nine months ended September 30, 2003. The increases in sales and marketing expenses in both absolute dollars and as a percentage of total revenues for the three months ended September 30, 2003, were primarily due to increase in sales and marketing personnel in the United States, which resulted in increased compensation and benefits of approximately $1.4 million and increased marketing program expenditures of approximately $600,000, offset partially by the reversal of accrued compensation of $875,000 (see Basis of Presentation under Note 1 to Condensed Consolidated Financial Statements for further details). The decrease in sales and marketing expenses in absolute dollars for the nine months ended September 30, 2003, was primarily due to reduction of sales and marketing personnel in Europe and Asia Pacific regions, which resulted in reduced compensation, benefits and employee travel and related expenses totaling approximately $2.8 million and the reversal of accrued compensation of $875,000, offset partially by the increased compensation and benefits of approximately $2.2 million due to the hiring of additional sales and marketing personnel in the United States and increased marketing program expenditures of approximately $300,000. We currently expect our sales and marketing expenses as a percentage of total revenues to be in about the same range for the remainder of fiscal year 2003.

Research and development.  Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased from $4.3 million, or 17% of total revenues for the third quarter of fiscal year 2002 to $4.9 million, or 19% of total revenues for the third quarter of fiscal year 2003. Research and development expenses decreased from $14.1 million, or 17% of total revenues for the nine months ended September 30, 2002 to $13.8 million, or 18% of total revenues for the nine months ended September 30, 2003. The increases in research and development expenses in both absolute dollars and as a percentage of total revenues for the three months ended September 30, 2003, were primarily due to the addition of engineering personnel and related expenses in connection with the acquisition of Nimble. The decrease in research and development expenses in absolute dollars for the nine months ended September 30, 2003, was primarily due to overall reduction of headcount and related cost. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and we expect research and development expenses could increase by as much as $1.0 million for the remainder of fiscal year 2003. A portion of this increase is attributable to the research and development activities from our recent acquisition of Nimble and the establishment of a research and development center in Shanghai, China.

General and administrative.  General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal, bad debts and accounting expenses. General and administrative expenses increased from $2.2 million, or 9% of total revenues for the third quarter of fiscal year 2002 to $2.7 million, or 11% of total revenues for the third quarter of fiscal year 2003. General and administrative expenses increased from $8.9 million, or 11% of total revenues for the nine months ended September 30, 2002 to $9.6 million, or 12% of total revenues for the nine months ended September 30, 2003. The increase in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the three months ended September 30, 2003, was primarily due to increases in accounting fees of approximately $120,000, facility related expenses of approximately $200,000 and a provision for bad debt expense of approximately $210,000. The increase in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the nine months ended September 30, 2003, was primarily due to increased personnel and related costs of approximately $500,000, increased accounting fees of approximately $300,000 related primarily to the special review of unauthorized licensing agreements and legal fees of approximately $1.6 million associated with the MicroStrategy litigation, that were partially offset by the exclusion of expenses related to idle facilities of approximately $1.8 million. We expect our general and administrative expenses as a percentage of total revenues to be in about the same range for the remainder of fiscal year 2003.

Amortization of other intangibles.  For the three months ended September 30, 2003, we recorded a charge of $267,000 for the amortization of other intangibles, or 1% of total revenues, as compared to $770,000 (3% of total revenues) of amortization of other intangibles for the same period of fiscal year 2002. Amortization of other intangibles for the nine months ended September 30, 2003 was $1.7 million, or 2% of total revenues, as compared to $2.3 million, or 3% of total revenues, for the nine months ended September 30, 2002. The decreases in amortization of other intangibles in both absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2003, were primarily due to one of the intangible assets becoming fully amortized during the second quarter of fiscal year 2003. The estimated amortizable lives of other intangible assets range between 2 to 5 years and will be fully amortized during fiscal year 2008. We expect the amortization of other intangibles expenses, in absolute dollars, will be in the same range for the remainder of fiscal year 2003.

Purchased in-process research and development.  During the quarter ended September 30, 2003 and in connection with the acquisition of Nimble, we recorded a charge to operations of $600,000 for purchased in-process research and development. The purchased in-process research and development was expensed because it had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using the cost approach analysis, which estimated the value by determining the current cost of replacing an asset with one of equivalent economic utility. An independent third party determined the valuation of the purchased in-process research and development.

Restructuring charges.  In response to the deteriorating global economic conditions, we committed to a workforce reduction and a facility exit plan in the third quarter of fiscal year 2002. The primary goal of this restructuring plan was to reduce costs and improve operating efficiencies in order to adjust to the then current business and economic environment. Specifically, it was our decision, under this plan, to eliminate excess facility capacity in light of our revised facility requirements and to reduce our worldwide headcount by approximately 14% (or 79 employees). As a result of this restructuring plan, we recorded an initial charge of $27.1 million (consisting of a $24.8 million idle facility charge and a $2.3 million workforce reduction charge) during the fiscal year 2002. These initial restructuring charges were based on assumptions and related estimates that were deemed appropriate for the economic environment that existed at the time. However, due to the changes to our previous assumptions and estimates of our severance and benefits liabilities and the final terms and conditions of our facility subleases in the second quarter of fiscal year 2003, we made the appropriate adjustments to the initial restructuring charges recorded in fiscal year 2002.

The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The facility had been idle since the leasing term began in May 2001. The estimated costs of exiting the facility, including estimated costs to sublease, were based on market information and trend analysis. As of September 30, 2003, $17.8 million of lease exit costs, net of anticipated sublease income, remain accrued and will be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. Actual future cash requirements may differ materially from the accrual at September 30, 2003, particularly if the actual sublease income is significantly different from current estimates or if we are unsuccessful in our efforts to sublease the facility for the entire term of the lease. The facility exit charge also included a $3.4 million write-off of property and equipment (primarily leaseholds improvements) as a result of the abandonment of leased facilities.

We also initially recorded a workforce reduction charge of $2.3 million related to severance and fringe benefits for terminated employees. This workforce reduction resulted in the termination of employees across all employee levels, business functions, operating units and geographic regions.

Interest and Other Income, Net

Interest and other income, net, are comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three months ended September 30, 2003 were $139,000 as compared with interest and other income, net of $214,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, interest and other income, net, were $439,000 as compared with interest and other income, net of $576,000 for the nine months ended September 30, 2002. The decreases were primarily due to lower interest rates received on our investments.

Provision for Income Taxes

We recorded an income tax provision of $122,000 in the three months ended September 30, 2003, as compared to $1.2 million in the three months ended September 30, 2002. For the nine months ended September 30, 2003, we recorded an income tax provision of $1.3 million, as compared to $1.0 million for the same period of fiscal year 2002. The provision for income taxes in the three months and nine months ended September 30, 2003, consisted primarily of U.S. and state taxes on our domestic operations, and was computed based on the estimated annual domestic effective tax rate multiplied by the interim results for our domestic operations. Our foreign operations were not expected to be profitable in fiscal year 2003, and therefore our estimated foreign tax provision was immaterial. We do not anticipate recording any tax benefits for losses in the foreign jurisdictions during fiscal year 2003. The provision for income taxes in fiscal year 2002 was based on the estimated worldwide annual effective income tax rate. The change in provision between the periods presented was primarily due to the recognition of deferred tax assets in fiscal year 2002. The fiscal year 2003 estimated annual tax provision does not include any anticipated benefit from the recognition of additional deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2003, we had cash, cash equivalents and short-term investments of $44.2 million, a decrease of approximately $633,000 from $44.9 million at December 31, 2002; and $26.3 million in net working capital, a decrease of approximately $3.5 million from $29.9 million at December 31, 2002.

Cash from operating activities.  Net cash provided from operating activities was $1.6 million during the nine months ended September 30, 2003, compared to $5.8 million during the nine months ended September 30, 2002. For the nine-month period ended September 30, 2003, net cash provided by operating activities was generated by the net loss adjusted by non-cash items of depreciation, amortization and purchased in-process research and development and increased collections of accounts receivable, that were offset by decreases in deferred revenue, accrued compensation and other accrued liabilities. For the nine-month period ended September 30, 2002, net cash provided by operating activities was generated by the net loss adjusted by non-cash items of restructuring charges, depreciation and amortization, increased collections of accounts receivable and increase in income tax payable, that were offset by decreases in deferred revenue, accrued compensation and other accrued liabilities.

Cash from investing activities.  Net cash provided by investing activities was $5.8 million during the nine months ended September 30, 2003, compared to net cash used in investing activities of $17.3 million during the nine months ended September 30, 2002. For the nine months ended September 30, 2003, net cash provided by investing activities was primarily due to the proceeds received from the maturity of short-term investments that were offset by the purchases of short-term investments, the payment related to the acquisition of Nimble and purchases of property and equipment. For the nine months ended September 30, 2002, net cash used in investing activities was primarily due to purchases of short-term investments, the final purchase price payment related to the acquisition of Open Software Technology, LLC and purchases of property and equipment, that were offset by the proceeds received from the maturity of short-term investments.

Cash from financing activities.  Net cash provided by financing activity was $2.3 million during the nine months ended September 30, 2003, compared to $368,000 during the nine months ended September 30, 2002. For both nine months ended September 30, 2003 and 2002, net cash provided by financing activities was primarily from the proceeds derived from issuance of common stock under the employee stock purchase and stock option plans, that was offset by the open market purchases of our common stock. The stock was purchased in accordance with the Stock Repurchase Program (the “Program”) that was authorized by our Board of Directors on September 19, 2001 and October 24, 2002. The Program allowed us to repurchase up to $9.0 million of our common stock. During the nine months ended September 30, 2003 and 2002, we purchased 537,417 and 2,068,300 shares of our common stock, respectively, at a cost of $1.3 million and $4.2 million, respectively. As of September 30, 2003, we purchased a total of 3,035,417 shares under this Program at a cost of approximately $7.3 million. These shares were retired and reclassified as authorized and non-issued shares of common stock.

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

Item	4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The susceptibility of our operating results to significant fluctuations makes any prediction, including our estimates, of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

–	demand for our products;

–	the size and timing of significant orders for our products;

–	a slow down or a decrease in spending on information technology by our current and/or prospective customers;

–	the marketing of products by our competitors that are directly competitive with our products; the management, performance and expansion of our international operations;

–	general domestic and international economic and political conditions, including war and terrorism or the threat of war and terrorism;

–	sales cycles and sales performance of our indirect channel partners;

–	the existence and the outcome of the appeal of the MicroStrategy lawsuit;

–	continued successful relationships and the establishment of new relationships with OEMs;

–	changes in our level of operating expenses and our ability to control costs;

–	the outcome or publicity surrounding any pending or threatened lawsuits;

–	ability to make new products commercially available in a timely manner;

–	budgeting cycles of our customers;

–	changes in pricing policies by us or our competitors;

–	failure to successfully manage acquisitions made by us;

–	defects in our products and other product quality problems; and

–	failure to successfully meet hiring needs and unexpected personnel changes.

Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Furthermore, several factors may require us, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

–	whether the license agreement includes both software products that are then currently available and software products or other enhancements that are still under development;

–	whether the license agreement relates entirely or partly software products that are currently not available;

–	whether the license agreement requires the performance of services that may preclude revenue recognition until successful completion of such services; and

–	whether the license agreement includes acceptance criteria that may preclude revenue recognition prior to customer acceptance.

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

IF WE FAIL TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

During the first nine months of fiscal year 2003, 16% of our total revenues was derived from sales outside North America while we derived 23% of our total revenues from sales outside of North America in fiscal years 2002 and 2001. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international distributors and increase the productivity of existing international distributors. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as our OEMs, distributors and systems integrators. Our revenues from license fees resulting from sales through indirect channel partners were approximately 32% for the first nine months of fiscal year 2003, 32% in fiscal year 2002 and 50% in fiscal year 2001. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of our strategy is to embed our technology in products offered by OEMs for resale or as a hosted application to such OEM’s customers and end-users. We also intend to establish and expand our relationships with systems integrators so that such systems integrators will increasingly recommend our products to their clients. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our OEMs experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

Although we are currently investing, and plan to continue to invest, significant resources to expand and develop relationships with OEMs, we have at times experienced and continue to experience difficulty in establishing and maintaining these relationships. If we are unable to successfully expand this distribution channel and secure license agreements with additional OEMs on commercially reasonable terms, including significant up front payments of minimum license fees, and extend existing license agreements with existing OEMs on commercially reasonable terms, our operating results would be harmed. Any inability by us to maintain existing or establish new relationships with indirect channel partners, including systems integrators, or, if such efforts are successful, a failure of our revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm our business, operating results and financial condition.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and recently, new product releases by our competitors that are marketed to compete directly with our products. Furthermore, a number of our competitors have recently completed or are in the process of completing mergers (Business Objects/Crystal Decisions and Hyperion/Brio). Our competition comes in four principal forms:

–	competition from current or future business intelligence software vendors such as Business Objects, Cognos, Crystal Decisions, Hyperion, and MicroStrategy that offer enterprise reporting products;

–	competition from other large software vendors such as Microsoft, Oracle and SAP, to the extent they include reporting functionality with their applications or databases;

–	competition from other software vendors and software development tool vendors; and

–	competition from the IT departments of current or potential customers that may develop scalable Business Intelligence Applications internally which may be cheaper and more customized than our products.

Most of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing enterprise reporting software products or significantly increase the functionality of their existing reporting software products, either of which would result in a loss of market share for us. We expect additional competition as other established and emerging companies enter the scalable Business Intelligence Application software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of our prospective customers. Also our current or future channel partners may have established in the past, or may in the future, establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could harm our ability to obtain revenues from license fees and services from new or existing customers on terms favorable to us. If we are unable to compete successfully against current and future competitors our business, operating results and financial condition would be harmed.

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that our current or future products infringe such parties’ intellectual property rights. We expect companies in the Business Intelligence software market will increasingly be subject to infringement claims as the number of products and/or competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business, operating results and financial condition.

IF THE MARKET FOR SCALABLE BUSINESS INTELLIGENCE APPLICATION SOFTWARE DOES NOT GROW AS WE EXPECT, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

The market for scalable Business Intelligence Application software products is still emerging and we cannot be certain that it will continue to grow or that, even if the market does grow, businesses will purchase our products. If the market for scalable Business Intelligence Application software products fails to grow or grows more slowly than we expect, our business, operating results and financial condition would be harmed. To date, all of our revenues have been derived from licenses for our e.Reporting software and related products and services, and we expect this to continue for the foreseeable future. We have spent, and intend to continue to spend, considerable resources educating potential customers and indirect channel partners about scalable Business Intelligence Applications and our products. However, if such expenditures do not enable our products to achieve any significant degree of market acceptance, our business, operating results and financial condition would be harmed.

BECAUSE THE SALES CYCLES OF OUR PRODUCTS ARE LENGTHY AND VARIABLE, OUR QUARTERLY RESULTS MAY FLUCTUATE.

The purchase of our products by our end-user customers for deployment within the customer’s organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer’s internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations as well as general economic and political events. The sales cycle for initial orders and larger follow-on orders for our products can be lengthy and variable. Recently, we have been experiencing longer sales cycle. Additionally, sales cycles for sales of our products to OEMs tend to be longer, ranging from 6 to 24 months or more and may involve convincing the vendor’s entire organization that our products are the appropriate software for the vendor’s application. This time period does not include the sales and implementation cycles of such vendor’s own products, which can be longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end-user customers or our indirect channel partners could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

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

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

The market for our products is characterized by rapid technological changes, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. Any of these factors can render existing products obsolete and unmarketable. We believe that our future success will depend in large part on our ability to support current and future releases of popular operating systems and computer programming languages, databases and software applications, to timely develop new products that achieve market acceptance and to meet an expanding range of customer requirements. If the announcement or introduction of new products by us or our competitors or any change in industry standards causes customers to defer or cancel purchases of existing products, our business, operating results and financial condition would be harmed. As a result of the complexities inherent in scalable Business Intelligence Applications, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of our products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. If we fail to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, our business, operating results and financial condition may be harmed.

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

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

A substantial portion of Actuate’s revenues is derived from international sales. During the first nine months of fiscal year 2003, 16% of our total revenues was derived from sales outside North America while we derived 23% of our total revenues from sales outside of North America in fiscal years 2002 and 2001. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

–	economic and political instability, including war and terrorism or the threat of war and terrorism;

–	difficulty in managing an organization spread across many countries;

–	multiple and conflicting tax laws and regulations;

–	costs of localizing products for foreign countries;

–	difficulty in hiring employees in foreign countries;

–	trade laws and business practices favoring local competition;

–	dependence on local vendors;

–	compliance with multiple, conflicting and changing government laws and regulations;

–	longer sales cycles;

–	import and export restrictions and tariffs;

–	difficulties in staffing and managing foreign operations;

–	greater difficulty or delay in accounts receivable collection; and

–	foreign currency exchange rate fluctuations.

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

IF MICROSTRATEGY’S APPEAL IS SUCESSFUL, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy. In July 2003,

MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court and in September 2003 filed a Petition for Appeal with the Virginia State Supreme Court. If the Virginia State Supreme Court agrees to hear MicroStrategy’s appeal and if the Virginia State Supreme Court overturns, in whole or in part, the Circuit Court’s ruling, this could have an adverse impact on our business, operating results and financial condition and result in the following:

–	we could be forced to stop selling our products;

–	we could incur substantial legal costs;

–	we may be required to indemnify our customers;

–	we may have to use significant engineering resources to redesign our products;

–	we may be required to enter into a licensing agreement with MicroStrategy containing terms that are unfavorable to us; and

–	our customer’s decision to purchase our products and services could be negatively impacted.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

–	actual or anticipated fluctuations in our operating results;

–	changes in the economic and political conditions in the United States and abroad;

–	terrorist attacks, war or the threat of war;

–	the announcement of mergers or acquisitions by us or our competitors;

–	developments in ongoing or threatened litigation;

–	announcements of technological innovations;

–	new products or new contracts announced by us or our competitors;

–	developments with respect to copyrights or proprietary rights;

–	price and volume fluctuations in the stock market;

–	changes in corporate purchasing of Business Intelligence software;

–	adoption of new accounting standards affecting the software industry; and

–	changes in financial estimates by securities analysts.

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

CERTAIN OF OUR CHARTER PROVISIONS AND DELAWARE LAW, MAY PREVENT OR DETER A CHANGE IN CONTROL OF ACTUATE.

Actuate’s Certificate of Incorporation, as amended and restated (the “Certificate of Incorporation”), and Bylaws, as amended and restated (“Bylaws”), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of Actuate or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions authorizing the issuance of “blank check” preferred stock and eliminating the ability of stockholders to act by written consent. In addition, certain provisions of Delaware law and our stock option plans may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of our common stock.

Part II. Other Information

Item 1.    Legal Proceedings

MicroStrategy Lawsuit

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated (“MicroStrategy”). In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court and in September 2003, MicroStrategy filed a Petition for Appeal with the Virginia State Supreme Court. If the Virginia State Supreme Court agrees to hear MicroStrategy’s appeal and if the Virginia State Supreme Court overturns, in whole or in part, the Circuit Court’s ruling, this could have an adverse impact on our business, operating results and financial condition.

We are also engaged in certain other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Section 1350 Certification

(b)	Reports on Form 8-K:

Report Date	Description of Document

July 29, 2003	The Company furnished a Current Report on Form 8-K to report, under Item 9 thereof, the issuance of a press release regarding the Company’s acquisition of Nimble Technology, Inc.

July 29, 2003	The Company furnished a Current Report on Form 8-K to report, under Item 12 thereof, the issuance of a press release regarding the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2003.

Actuate Corporation
(Registrant)

By:	/S/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Chief Financial Officer, Senior Vice President of Finance (Principal Financial and Accounting Officer)