Form 10-K
period 2003-12-31
ACTUATE CORP
filed 2004-03-11
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes    ☐                        No    ☑

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

Yes    ☑                         No    ☐

Based on the closing price as reported on the Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $106,788,000. Shares of common stock held by each executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2004 there were 61,370,138 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2004 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2003.

ACTUATE CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2003

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report on Form 10-K under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors That May Affect Future Results,” and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding Actuate’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors That May Affect Future Results” and elsewhere in this Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements contained in the “Letter to Stockholders” in the Annual Report or in this Report on Form 10-K after the date hereof or to conform such statements to actual results. Readers are cautioned not to place undue reliance on forward-looking statements and should carefully review the risk factors described in other documents Actuate files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by Actuate during 2004.

PART I

ITEM 1.	BUSINESS

Overview

Actuate Corporation (“Actuate” or the “Company”) provides an Enterprise Reporting Application Platform, a unified software platform that enables large organizations and packaged application software vendors to develop and deploy self-service, customer and employee-facing Enterprise Reporting Applications. Enterprise Reporting Applications are intuitive, Web portal-like reporting applications that empower 100% of users with decision-making information. The application experience is designed to fit seamlessly into the way in which individuals work, providing a readily accessible way for users to receive highly relevant information that is usable, dependable, and timely. Our goal is to ensure that 100% of users adopt decision-making information into their day-to-day activities, opening up completely new avenues for improving corporate performance. With 100% user adoption of information, organizations can more easily grow revenues, improve service quality, control expenses, meet regulatory requirements, and increase efficiency.

Our Actuate 7 product line provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical Enterprise Reporting Applications. Such Applications retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy Enterprise Reporting Applications across a range of business functions including financial management, sales management, account management, and customer self-service. Actuate 7 is a comprehensive platform that can be seamlessly integrated into any enterprise IT infrastructure and consists of a highly scalable and reliable Enterprise Reporting server and a robust development environment for building Enterprise Reporting Applications of any scale. Actuate 7’s powerful development architecture allows developers to create content from virtually any data source and present it in virtually any format required by users.

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

Industry Background

The emergence, acceptance and dependence on the Internet have fundamentally changed the way that consumers and businesses communicate, obtain information, purchase goods and transact business. Through the frequent and widespread usage of the Internet, users have developed a new set of expectations for accessing relevant and timely information.

While these new user expectations have been developing, organizations have been striving to improve corporate performance. A common strategy for improving performance has been to better leverage the information captured by applications that have been implemented to manage business process such as sales, service, finance, manufacturing and human resources. Organizations have been seeking to use the captured data to make informed decisions regarding both day-to-day operations and high-level strategies. These efforts have been largely unsuccessful due to the disruptive nature of traditional business intelligence tools used to access and analyze this data. Because these tools demand that users invest time and effort in learning new interfaces, user adoption has been low, and as a consequence, use of decision-making information throughout the organization has been limited.

In order to achieve 100% user adoption of decision-making information, and reap the resulting benefits in corporate performance, organizations are turning to developing and deploying Enterprise Reporting Applications. These Enterprise Reporting Applications eliminate the traditional obstacles to user adoption by providing decision-making information through intuitive, Web portal-like interfaces that satisfy new user expectations for information accessibility and relevance.

The Actuate Solution

Actuate 7 is a unified software platform for developing and deploying Enterprise Reporting Applications. The platform features a development architecture that is flexible enough to meet every user requirement for intuitively accessible and personalized information. Actuate 7 also features a deployment architecture that is scalable enough to serve 100% of the user population. Actuate’s Enterprise Reporting Application Platform consists of:

A set of products that employ familiar Web pages and Microsoft Excel spreadsheets to provide users with an intuitive, Web-portal like experience for accessing and interacting with decision-making information.

A comprehensive development environment to build, integrate and maintain the core data access and reporting infrastructure of Enterprise Reporting Applications.

A scalable server to manage the secure deployment of reporting and analytic content to large numbers of users.

Actuate 7’s key benefits include:

•	Increased user satisfaction and reduced support and training costs due to a zero-training analysis and reporting experience for users that leverages their existing expertise and skill sets;

•	Reduced hardware and maintenance costs for serving the information needs of large numbers of users due to a highly scalable information server;

•	Flexibility to meet all user requirements through powerful, programmatically extensible tools for developers;

•	Reduced development and maintenance costs due to a true, object-oriented development framework; and

•	Flexibility to integrate with any software infrastructure through a complete Web Services API.

Strategy

Our strategy is to be the leading provider of Enterprise Reporting solutions. Key elements of our strategy include:

Expand Market Leadership Position through Strategic Relationships. We believe that we have established a leading position in the market for Enterprise Reporting Applications. To accelerate the adoption of Actuate 7 as the standard Enterprise Reporting Application platform for Global 9000 companies, we have established strategic relationships with leading software application vendors, systems integrators, consulting firms and development partners. We intend to further develop our existing strategic relationships and enter into new partnerships to expand our market presence and leadership.

Extend Technology Leadership. Since inception, we have focused our research and development efforts on developing core technologies that address the requirements of developing and deploying Enterprise Reporting Applications. Our products integrate a number of advanced technologies, including a patent pending method of providing page level security in a report, LDAP integration, advanced viewing technology incorporating Java, PDF, DHTML, Unicode, XML, and Web services, a patented method of storing report objects, a multi-tier architecture, Web access and delivery technology and patent-pending spreadsheet technology. In addition, we have in the past rapidly incorporated new technology into our product offerings. We believe that we provide a leading Enterprise Reporting Application Platform technology and we intend to extend this leadership position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies.

Broaden Distribution Channels. To date, our products have been sold worldwide by our direct sales force and through our software application vendors/OEMs, resellers and systems integrators. In the future, we intend to expand our direct sales force and telesales capability. In addition, we intend to continue to leverage and grow our existing network of OEMs, systems integrators and resellers and expand our indirect distribution channel worldwide.

Focus on Key Application Areas. Our technology is uniquely suited to meet customer requirements for Enterprise Reporting Applications for specific business functions such as financial management, customer self-service, sales management and account management. We intend to create a special focus on these areas within our sales and marketing functions as well as provide more complete customer solutions through targeted partnering and technology development.

Leverage e.Services Capabilities. We have established successful relationships with our customers by serving as an advisor in developing and deploying Enterprise Reporting Applications. We are extending our direct e.Services capabilities to provide an expanded set of services to address such areas as Enterprise Reporting Application development strategy, project management, security integration and application design. In addition, we offer similar high-quality professional services capabilities through third-party alliances and are currently focused on the development of relationships with global/national systems integrators. By offering our clients a full range of e.Services on a global basis, we believe that we can broaden market awareness about the advantages of our Enterprise Reporting Application platform and create opportunities to sell new or additional products to clients.

Increase International Presence. We plan to increase our international operations. Outside North America, we have established subsidiaries in a number of countries and have reseller relationships throughout Europe, Asia/Pacific and Africa. We have localized versions of our products in French, German, Spanish and Japanese and we also support Chinese, Korean, and right-to-left reporting. We intend to expand our international operations by increasing our international sales force, expanding our indirect distribution channels worldwide and by continuing the localization of our products in selected markets.

Products and Technology

Actuate 7 is a unified software platform for developing and deploying Enterprise Reporting Applications. Enterprise Reporting Applications provide decision-making information with the simplicity, consistency and relevance necessary for adoption by 100% of users, both inside and outside the firewall. In the case of direct sales to end user customers, our server products have been typically priced on a per CPU basis and our development products are typically priced on a per user basis. Indirect sales are usually either fixed price, unlimited usage arrangements, or arrangements where royalties are paid to us based on sell through to end-users.

The following table sets forth the primary products that comprise Actuate 7:

Actuate Products	Product Description
Actuate iServer	Scalable information server for generating, managing, and securely delivering reporting and analytic content that is adopted by 100% of an organization’s users.

Actuate Query	Web-based query tool for end-users of all levels of computing sophistication.

Actuate Analytics Option	Server option that provides Web-based Online Analytical Processing (OLAP) capabilities to power users, business analysts, and management.

Actuate e.Report Option	Server option for generating enterprise reports for employees, customers, and business partners in browser-based, Web formats.

Actuate e.Spreadsheet Option	Server option for generating, managing, and distributing critical business information over the Internet in easy-to-use and intuitive desktop spreadsheets.

Actuate e.Analysis Option	Server option that delivers to users browser-based, interactive analysis of report data without requiring any configuration or warehousing of application data.

Analytics Cube Designer	Enables IT to control access to the data and define the structure of each cube delivered by the Actuate iServer. Additionally, enables IT to seamlessly blend Analytics into existing Enterprise Reporting Applications and provide a branded, personalized end-user experience that requires no training.

Actuate e.Report Designer Professional	Provides a comprehensive, object-oriented environment for professional developers to create tightly integrated, highly flexible enterprise reports for any Web-enabled application.

Actuate e.Report Designer	Wizard-driven development tool that enables Web developers to rapidly publish database information to the Web in the form of embedded, actionable reports.

Actuate e.Spreadsheet Designer	Development environment for creating flexible and customizable Excel-based spreadsheet reports.

Information Object Designer	Development environment that enables professional developers to create controlled views of enterprise data for end-user querying. Additionally, enables the creation of information objects that pull and integrate real-time data from any number of heterogeneous data sources.

Formula One e.Spreadsheet Engine	Provides an API-driven component that Java developers use to embed Excel reporting functionality into projects deployed from J2EE application and Web servers.

Formula One e.Report Engine	100% Pure Java tool for extracting, formatting, and delivering data from a variety of data sources including Java objects inside applications, databases, Enterprise JavaBeans, and text files.

Formula One Active X component	Provides an API-driven, Excel-compatible spreadsheet component for building Windows applications in visual development environments such as Visual Basic and Visual C++.

Customers

Our customers operate in a wide variety of industries, including financial services, government, health care, manufacturing, pharmaceuticals, telecommunications, high technology, utilities, automotive, education, entertainment, travel, retail and others. International sales accounted for 18%, 23% and 23% of our total revenues in 2003, 2002 and 2001, respectively.

Sales

We sell our software and services worldwide through two primary means: (i) directly to corporate and government customers through our direct sales force and (ii) through indirect channel partners such as OEMs, systems integrators and resellers.

Direct Sales Organization. Our direct sales force focuses its sales efforts primarily on Global 9000 companies. The direct sales process involves the generation of sales leads through Web-based marketing, direct mail, seminars and telemarketing. As part of the direct sales effort, our field sales force typically conducts demonstrations and presentations of our products to developers and managers at customer sites. Our telesales force conducts demonstrations via the Web and sells our products to new and existing customers over the phone. We maintain sales offices in a number of locations throughout North America, Europe and Asia/Pacific.

OEM Sales Organization. We have a separate sales force that addresses the OEM market. Our OEMs integrate our products with their applications and either resell or provide them in hosted environments to their customers. The OEM’s end-user customer is licensed to use our products solely in conjunction with the vendor’s application with which our products are integrated.

Systems Integrators. We have a business development group that focuses on establishing and maintaining relationships with systems integrators. Systems integrators typically re-market our products to their customer base as part of a software application being built for a customer. Systems integrators are offered discounts on our products and sell a full use license of the product. Our systems integrators do not provide post-sales support.

Resellers. In certain European, African and Asia/Pacific countries where we do not have a sales office we are represented by resellers. Resellers are typically given the non-exclusive right to market our software in a specific territory and are offered discounts on our products. Resellers typically provide customers with post-sales support and services.

Marketing

Our marketing organization is focused on generating leads, building market awareness and acceptance of our company and our products as well as on developing strategic marketing, technology and other relationships. We have a comprehensive marketing strategy with several key components: image, awareness and credibility building, direct marketing to both prospective and existing customers, a strong Web presence, comprehensive sales support material as well as broad-scale marketing programs in conjunction with key partners. Our corporate marketing strategy includes print advertising, public relations activities, trade shows and user group meetings. We also engage in programs to work closely with industry analysts and other influential third parties. Our direct marketing activities include extensive Web-based marketing campaigns, participation in selected trade shows and conferences and targeted ongoing direct mail and email efforts to existing and prospective customers. We also offer seminars, both in-person and over the Web, to educate prospective customers about our Enterprise Reporting Application platform. Finally, we have invested in building a partner and channel marketing function to conduct cooperative marketing programs with our partners.

e.Services

Our e.Services organization provides high value consulting services to customers developing and deploying Enterprise Reporting Applications with our products. These services include Enterprise Reporting Application development strategy, project management, security integration and application design. We also actively recruit and train third party consulting firms to provide consulting services for our products. Due to the critical nature of Enterprise Reporting Applications, we believe that our e.Services group and relationships with our consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy Actuate-based applications. In addition, we offer, directly and through our network of certified training partners, classes and training programs for our products.

Customer Service

We believe that providing superior customer service is critical to successfully selling and marketing of our products. Our maintenance and support contracts are typically for 12 months, and may be renewed annually. Maintenance fees are typically set at a percentage of the total license fees paid by a customer. Maintenance and support contracts entitle the customer to receive software patches, updates and enhancements, when and if available, and technical support during normal business hours. Customers purchasing maintenance are able to access Actuate’s support centers located in the United States, Singapore, Switzerland and the United Kingdom via email and telephone during normal business hours. We supplement our telephone support with Web-based support services, including access to cases, resolutions, online Web forums and a software patch download area. We also offer extended and enterprise maintenance plans that give our customers access to 24x7 support and additional support services. To improve access to our explanatory materials, we provide online documentation with all of our products.

Research and Development

Our research and development organization is divided into groups consisting of product managers, development engineers, quality assurance engineers, technical writers and developer communications personnel. Our development process begins with requirement specification, followed by functional and technical design and concludes with implementation. Requirements are based on the needs of customers and prospects, as well as competitive, technological and industry factors. Our development group uses detailed processes and frequent milestones during the functional and technical design phases. During implementation, the product is built and tested daily and our quality assurance group verifies that functionality, quality and performance criteria are met. We have development centers located in South San Francisco, CA, Overland Park, KS, Seattle, WA and Shanghai, China.

Research and development expenses were $18.7 million, $18.6 million and $19.0 million in fiscal years 2003, 2002 and 2001, respectively. We intend to continue to make substantial investments in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend on our ability to create products that directly address our customers’ needs, are of high quality, and leverage the latest technological innovations. These products must also support current and future releases of popular operating systems platforms, development languages, databases, Internet standards, and enterprise software applications. We intend to maintain and improve our current product line and to timely develop or acquire new products. Our ability to achieve future revenue growth will depend in large part on the market acceptance of our current and future products.

Competition

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and new product releases by our competitors that are marketed to compete directly with our products. Furthermore, a number of our competitors have recently completed mergers (Business Objects/Crystal Decisions and Hyperion/Brio). Our competition comes in four principal forms:

•	Competition from current or future business intelligence software vendors such as Business Objects, Cognos, Hyperion, and MicroStrategy that offer enterprise reporting products;

•	Competition from other large software vendors such as Microsoft, Oracle and SAP, to the extent they include reporting functionality with their applications or databases;

•	Competition from other software vendors and software development tool vendors; and

•	Competition from the IT departments of current or potential customers that may develop scalable Enterprise Reporting Applications internally which may be cheaper and more customized than our products.

Most of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing enterprise reporting software products or significantly increase the functionality of their existing reporting software products, either of which would result in a loss of market share for us. We expect additional competition as other established and emerging companies enter the Enterprise Reporting Application market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. Any of these could harm our business, operating results and financial condition.

Intellectual Property Rights

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

Employees

As of December 31, 2003, we had 535 full-time employees, including 199 in sales and marketing, 130 in research and development, 125 in services and support, and 81 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage. We believe our employee relations are good. We also believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel and, in particular, executive officers.

Actuate Executive Officers

Actuate’s executive officers as of February 29, 2004 are as follows:

Name	Offices
Nicolas C. Nierenberg	Chairman of the Board and Chief Architect
Peter I. Cittadini	Director, President and Chief Executive Officer
Daniel A. Gaudreau	Senior Vice President, Finance and Administration and Chief Financial Officer
Mark A. Coggins	Senior Vice President, Engineering
Thomas P. Ryan	Senior Vice President, Customer Service and Chief Information Officer
Ilene M. Vogt	Senior Vice President, Worldwide Operations
N. Nobby Akiha	Vice President, Marketing
William P. Garvey	General Counsel and Vice President, Corporate Development

Nicolas C. Nierenberg, 47, has been Chairman of the Board of Directors since he co-founded Actuate in November 1993 and became our Chief Architect in August 2000. Mr. Nierenberg was also Chief Executive Officer of Actuate from November 1993 until August 2000 and President from November 1993 until October 1998. Prior to founding Actuate, from April 1993 to November 1993, Mr. Nierenberg worked as a consultant for Accel Partners, a venture capital firm, evaluating investment opportunities in the enterprise software market. Mr. Nierenberg co-founded Unify Corporation, which develops and markets relational database development tools. Mr. Nierenberg held a number of positions at Unify including, Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Engineering and Chief Technical Officer. Mr. Nierenberg is currently a director for AwarePoint and Databeacon Inc., privately held software companies, and is a member of the board of trustees for The Burnham Institute, a non-profit organization.

Peter I. Cittadini, 48, has been Chief Executive Officer of Actuate since August 2000 and has been the President of Actuate since October 1998. Mr. Cittadini was also Actuate’s Chief Operating Officer from October 1998 until August 2000 and served as Actuate’s Executive Vice President from January 1995 to October 1998. From 1992 to January 1995, Mr. Cittadini held a number of positions at Interleaf, Inc., an enterprise software publishing company, including Senior Vice President of Worldwide Operations responsible for worldwide sales, marketing, customer support and services. From 1985 to 1991, Mr. Cittadini held a number of positions at Oracle Corporation, including Vice President, Northeast Division. Mr. Cittadini currently serves as a director of Syncata, a privately held software-consulting firm.

Daniel A. Gaudreau, 56, has been Senior Vice President, Finance and Administration and Chief Financial Officer since January 1999 and served as Vice President, Finance and Administration and Chief Financial Officer from February 1997 to January 1999. From January 1994 to February 1997, Mr. Gaudreau served as Vice President, Finance and Chief Financial Officer of Plantronics, Inc., a publicly traded telephone headset manufacturing company, where he was responsible for all financial and administrative operations. From January 1990 to January 1994, Mr. Gaudreau was Vice President, Finance and Chief Financial Officer at Ready Systems, an operating systems software company. Prior to that, Mr. Gaudreau spent two years at Apple Computer as the Controller of Fremont Manufacturing Operations, prior to which he spent 18 years at General Electric where he held various financial management positions. Mr. Gaudreau currently serves as director for privately held companies Axis Systems and Bit Micro.

Mark A. Coggins, 46, has been Senior Vice President, Engineering since October 2003. From May 2001 to April 2003, Mr. Coggins was Vice President, Engineeering at Verisign, a publicly traded security software company. From January 1999 to April 2001, Mr. Coggins was Vice President, Products at ShortCycles, a CRM software company.

Thomas P. Ryan, 43, has been Senior Vice President, Customer Service and Chief Information Officer since January 2002 and served as Vice President and Director, Customer Service from August 1997 to December 2001. From June 1996 to July 1997, Mr. Ryan was a senior manager in the advanced support group at Informix. Prior to that, Mr. Ryan held various management positions at Illustra, Oracle Corporation and Amdahl.

Ilene M. Vogt, 45, has been Senior Vice President, Worldwide Operations since July 1, 2002 and served as Senior Vice President and Vice President, North American Operations and Director, Western Region Sales from March 1995 to June 30, 2002. From July 1991 to February 1995, Ms. Vogt was a Sales Manager for Interleaf, Inc.

N. Nobby Akiha, 46, has been Vice President, Marketing since August 2000. From August 1994 to July 2000, Mr. Akiha was Vice President, Marketing and Business Development at Inference Corporation. From October 1993 to July 1994, Mr. Akiha was a Senior Consultant at Regis McKenna, Inc. Prior to that, Mr. Akiha was Director of Marketing Communications at Interactive Development Environments and a Group Product Manager at Oracle Corporation.

William P. Garvey, 39, has been General Counsel and Vice President, Corporate Development since April 2002 and served as General Counsel from September 1997 to April 2002. From September 1994 to September 1997, Mr. Garvey was an associate at the law firm of Brobeck, Phleger & Harrison.

Website Access to Actuate’s Reports

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

Actuate’s properties consist of leased facilities for sales and marketing, research and development, services and support and administrative personnel. Actuate’s headquarters facilities consist of approximately 124,000 square feet in South San Francisco, California, of which approximately 50,000 square feet have been subleased. Actuate also leases office facilities in various locations in the United States and abroad.

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

MicroStrategy Lawsuit

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated. In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court and in September 2003, MicroStrategy filed a Petition for Appeal with the Virginia State Supreme Court. In March 2004, the Virginia State Supreme Court agreed to hear a portion of MicroStrategy’s Petition for Appeal. If the Virginia State Supreme Court overturns, in whole or in part, the Circuit Court’s ruling, this could have an adverse impact on our business, operating results and financial condition.

SEC Investigation

In January 2004, we were informed that the staff of the Securities and Exchange Commission (“SEC”) terminated its investigation related to two software license transactions that Actuate completed with Unify Corporation in early 2000 and that no enforcement action has been recommended to the SEC.

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

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “ACTU” and has been traded on Nasdaq since Actuate’s initial public offering in 1998. The following table sets forth the high and low closing sales prices of our common stock during the last two years:

	High	Low
First Quarter of Fiscal 2002	$7.65	$4.80
Second Quarter of Fiscal 2002	$7.12	$4.49
Third Quarter of Fiscal 2002	$4.20	$0.74
Fourth Quarter of Fiscal 2002	$2.63	$0.78
First Quarter of Fiscal 2003	$2.90	$1.25
Second Quarter of Fiscal 2003	$3.15	$1.33
Third Quarter of Fiscal 2003	$3.77	$2.50
Fourth Quarter of Fiscal 2003	$4.21	$2.69

According to the records of Actuate’s transfer agent, as of January 30, 2004, Actuate had 143 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include, as one record holder each such brokerage house or clearing agency). We believe we had approximately 6,500 beneficial owners of our common stock. On January 30, 2004, the closing price of our common stock was $2.80 per share.

We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2003 that were either approved or not approved by stockholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of available securities remaining for future issuance
Equity compensation plans approved by stockholders (1)	17,291,459	$2.95	7,954,593
Equity compensation plans not approved by stockholders (2)	1,950,740	$1.96	473,851

Total	19,242,199	$2.85	8,428,444

(1)	Consists of five plans: our 1998 Equity Incentive Plan, Tidestone 1998 Incentive Stock Option Plan, Tidestone Non-Qualified Stock Option Plan of 1999, 1998 Non-Employee Directors Option Plan and the 1998 Employee Stock Purchase Plan.

(2)	Consists of one plan: our 2001 Supplemental Stock Option Plan. See “Note 9 of the Notes to Consolidated Financial Statements.”

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheets data at December 31, 2003 and 2002 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the year ended December 31, 2000 and 1999 and the consolidated balance sheets data as of December 31, 2001, 2000 and 1999 are derived from audited consolidated financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License fees	$47,598	$58,280	$79,106	$72,286	$35,014
Services	56,857	50,884	48,100	36,474	12,415

Total revenues	104,455	109,164	127,206	108,760	47,429

Costs and expenses:
Cost of license fees	3,140	2,824	2,305	1,959	896
Cost of services	23,648	23,936	29,702	22,471	6,669
Sales and marketing	45,769	46,550	58,859	48,133	22,384
Research and development	18,732	18,576	19,011	14,938	9,289
General and administrative	12,220	12,724	10,853	7,015	3,478
Amortization of goodwill (in 2001 & 2000) and other intangibles	2,021	3,082	10,704	7,147	1,590
Purchased in-process research and development	600	—	—	—	—
Restructuring charges	—	27,136	859	—	—

Total costs and expenses	106,130	134,828	132,293	101,663	44,306

(Loss) income from operations	(1,675)	(25,664)	(5,087)	7,097	3,123
Interest and other income, net	720	769	1,148	891	1,313

(Loss) income before income taxes	(955)	(24,895)	(3,939)	7,988	4,436
Provision for income taxes	3,542	576	2,478	2,589	550

Net (loss) income	$(4,497)	$(25,471)	$(6,417)	$5,399	$3,886

Basic net (loss) income per share (1)	$(0.07)	$(0.42)	$(0.11)	$0.10	$0.07

Shares used in basic per share calculation (1)	60,766	60,141	59,299	56,114	53,926

Diluted net (loss) income per share (1)	$(0.07)	$(0.42)	$(0.11)	$0.08	$0.06

Shares used in diluted per share calculation (1)	60,766	60,141	59,299	64,483	59,900

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$45,439	$44,867	$39,807	$26,928	$24,153
Working capital	27,085	29,874	28,143	23,237	20,744
Total assets	101,406	108,436	117,391	98,322	53,381
Long-term liabilities, less current portion	15,064	17,382	1,529	2,033	—
Stockholders’ equity	45,181	48,423	71,077	56,977	31,636

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing net income (loss) per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of an Enterprise Reporting Application Platform, a unified software platform that enables large organizations and packaged application software vendors to develop and deploy self-service, customer and employee-facing Enterprise Reporting Applications. Enterprise Reporting Applications are intuitive, Web portal-like reporting applications that empower 100% of users with decision-making information. Our Actuate 7 product line provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical Enterprise Reporting Applications. These applications retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy Enterprise Reporting Applications across a range of business functions including financial management, sales management, account management, and customer self-service.

We began shipping our first product in January 1996. We sell software products through two primary means: (i) directly to end-user customers through our direct sales force and (ii) through indirect channel partners such as OEMs, resellers and system integrators. OEMs generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end-user customers. Our revenues are derived from license fees for software products and fees for services relating to such products, including software maintenance and support, consulting and training.

Our total revenues for fiscal 2003 were $104.5 million, a 4% decrease over fiscal 2002. This overall decrease was primarily a result of lower license revenues, which decreased by 18% from $58.3 million in fiscal 2002 to $47.6 million in fiscal 2003. Despite the decrease in license revenues, we experienced growth in services revenues, which grew 12% from $50.9 million in fiscal 2002 to $56.9 million in fiscal 2003. This growth was primarily due to an increase in the installed base of customers receiving ongoing maintenance and support.

For fiscal year 2003, net loss was $4.5 million or $0.07 per share, compared with a net loss of $25.5 million or $0.42 per share in fiscal year 2002. The loss incurred in 2002 was largely a result of $27.1 million of restructuring costs that we incurred during fiscal year 2002.

North American total revenues increased slightly during the year from $84.5 million in fiscal 2002 to $85.0 million in fiscal 2003, while revenues from our international regions decreased 21% from $24.6 million in fiscal 2002 to $19.4 million in fiscal 2003. To date, we have sold our products internationally primarily through our subsidiaries in Europe and Asia/Pacific. During fiscal year 2003, we derived 18% of our total revenues from sales outside of North America while 23% of our total revenues were derived from sales outside North America in fiscal year 2002.

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

During fiscal year 2003, three trends emerged that had a significant impact on our results of operations. First, as an enterprise software vendor, we are impacted by the corporate spending environment for information technology (“IT”). During 2003, due to weak global economic conditions, we believe that our customers and prospects decreased their spending for IT, which had a negative impact on our business. We currently believe that corporate IT budgets will grow only modestly in 2004. Second, in 2003 we witnessed corporations consolidating their business intelligence software purchases into fewer suppliers. Corporations were reluctant to buy software from new vendors. This impacted our ability to acquire as many new customers as planned. If this trend continues it will impact our business in 2004. Finally, two of our larger competitors, Cognos and MicroStrategy, released products during 2004 that are marketed to be directly competitive with our Enterprise Reporting Application Platform. During 2003, the existence of these competitive products required additional sales and marketing efforts to differentiate our products, which resulted in extended sales cycles. We believe that competition in the enterprise reporting market will be vigorous in 2004.

Acquisitions

On July 25, 2003, we acquired 100% of the outstanding stock of Nimble Technology, Inc. (“Nimble”), a privately held Enterprise Information Integration (EII) software company. The results of operations of Nimble and the fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition. The total purchase price was $4.8 million, consisting of net cash payment of $3.1 million, net assumed liabilities of $1.6 million and acquisition-related expenses of $101,000.

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

Revenue Recognition. Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific guidelines in measuring revenues; however, certain judgments affect the application of our revenue recognition policy. For example, we are required to exercise judgment in evaluating risk of concession when payments terms are beyond the normal credit period ranging between net 30 to 60 days. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We also record a small provision for estimated sales returns on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenues could be overstated. For multiple element arrangements that include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value, which is generally the price charged when that element is sold separately. We are required to exercise judgment in determining whether VSOE exists for each undelivered element.

Allowance for Doubtful Accounts. The company’s accounts receivable is subject to collection risks. Our gross accounts receivable is reserved against this risk through an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance for Deferred Tax Assets. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income or reduce loss and increase shareholder’s equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Due to the current economic environment, increased competition, a history of net losses, and our uncertainty in projecting future taxable income, we have determined that we can no longer rely on projections of future taxable income to support the realization of our deferred tax assets. Accordingly, as of December 31, 2003, we recorded a $3.0 million increase to the valuation allowance.

As of December 31, 2003, Actuate had federal and state net operating loss carryforwards of approximately $9.2 million, and $4.9 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in the year 2012 through 2021 if not utilized. The state net operating loss carryforwards will expire at various dates beginning in the year 2004 through 2011 if not utilized. As of December 31, 2003 Actuate had federal and state research tax credit carryforwards of approximately $1.9 million and $2.4 million, respectively. The federal research credits will expire at various dates beginning in the year 2013 through 2022 if not utilized.

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

Accrual for Restructuring Charges. During the fiscal year ended December 31, 2002 and 2001, we implemented certain restructuring plans that were a combination of a reduction in workforce, exit of idle facilities and the write-off of fixed assets. The restructuring charges were based on actual and estimated costs incurred in connection with these restructuring plans. These estimates have been impacted by the rules governing the termination of employees, especially those in foreign countries. We recorded a facility restructuring charge, which consisted of estimated future obligations for the non-cancelable lease payments and estimated costs associated with subleasing the property. We have reduced the amount of the facility restructuring charge by the estimated amount of sublease income. The assumptions we have made, which we periodically evaluate and adjust as appropriate, are based on such factors as future vacancy rates, the time required to sublease the property and sublease rates. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for exiting the idle facilities, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring charges. Conversely, if it is determined that our accrual is insufficient, an additional charge would be recorded and would have an unfavorable impact on our financial statements in the period this was determined.

Valuation of Goodwill and Other Purchased Intangible Assets. We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased, technology, customer lists, non-compete agreements, experienced workforce and trademark. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If the assessment indicates that the intangible asset is not recoverable, we will reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. We did not record any impairment charges on our intangible assets during fiscal 2003. As of December 31, 2003, the net carrying amount of our intangible assets was $5.8 million.

We evaluate goodwill on a quarterly basis for indications of impairment based on our fair value as determined by our market capitalization in accordance with Statement of Financial Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during fiscal 2003. As of December 31, 2003, the carrying amount of our goodwill, net was $20.8 million.

Valuation of Minority Interest in Actuate Japan. The minority shareholders of Actuate Japan have the option to put their 33.3% equity interest (“the Minority Interest”) in Actuate Japan and we have the option to call the Minority Interest for approximately $1.2 million as of December 31, 2003. Our policy is to record a loss, if any, at the time the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put and call option, we would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. We periodically perform a valuation analysis of the Minority Interest. This valuation analysis includes assumptions regarding projected future cash flows and discount rates. Variances in these assumptions could have a significant impact on our conclusion as to whether a loss is probable and the amount of the loss. As of December 31, 2003, we concluded that a loss was not probable.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Revenues:
License fees	46%	53%	62%
Services	54	47	38

Total revenues	100	100	100

Costs and expenses:
Cost of license fees	3	2	2
Cost of services	22	22	23
Sales and marketing	44	43	46
Research and development	18	17	15
General and administrative	12	11	9
Amortization of goodwill (in 2001) and other intangibles	2	3	8
Purchased in-process research and development	1	—	—
Restructuring charges	—	25	1

Total costs and expenses	102	123	104

Loss from operations	(2)	(23)	(4)
Interest and other income, net	1	1	1

Loss before income taxes	(1)	(22)	(3)
Provision for income taxes	3	1	2

Net loss	(4)%	(23)%	(5)%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, consulting and training. Total revenues decreased by 4% from $109.2 million in fiscal year 2002 to $104.5 million in fiscal year 2003 and decreased by 14% from $127.2 million in fiscal year 2001 to $109.2 million in fiscal year 2002. No single customer accounted for more than 10% of our revenues for any of the periods presented.

License Fees. Revenues from license fees decreased by 18% from $58.3 million in fiscal year 2002 to $47.6 million in fiscal year 2003 and decreased by 26% from $79.1 million in fiscal year 2001 to $58.3 million in fiscal year 2002. The decrease in license fee revenues in fiscal years 2003 and 2002 was primarily due to continuing weak global economic conditions and a corresponding decrease in the demand for our products. In addition, we have seen customers engage in vendor consolidation and our competitors have recently released competing products. These factors have also had an adverse impact on the demand for our products. License fee revenues recognized in fiscal 2003 included an adjustment to reduce revenues in the amount of $398,000 to correct the accounting for certain unauthorized side agreements, relating to prior years, identified as part of an investigation conducted by our audit committee. Revenues from license fees from our indirect channel partners, including OEMs, systems integrators and resellers, accounted for 30%, 32% and 50% of total revenues from license fees for fiscal years 2003, 2002 and 2001, respectively.

Services. Revenues from services are comprised of maintenance and support, consulting and training. Service revenues increased by 12% from $50.9 million in fiscal year 2002 to $56.9 million in fiscal year 2003 and increased by 6% from $48.1 million in fiscal year 2001 to $50.9 million in fiscal year 2002. The increases in both fiscal years 2003 and 2002 were primarily due to an increase in the installed base of customers receiving ongoing maintenance and support.

Costs and Expenses

Cost of License Fees. Cost of license fees consists primarily of production costs including printing and packaging, amortization of purchased technologies and localization costs. Cost of license fees increased by 11% from $2.8 million, or 5% of revenues from license fees, in fiscal year 2002 to $3.1 million, or 7% of revenues from license fees, in fiscal year 2003. Cost of license fees increased by 23% from $2.3 million, or 3% of revenues, in fiscal year 2001 to $2.8 million in fiscal year 2002. The increases in fiscal years 2003 and 2002 were due primarily to the amortization of purchased technologies from the acquisition of Tidestone in mid-2001 and Nimble in mid-2003. We recognized $1.2 million and $903,000 from the amortization of purchased technologies in fiscal years 2003 and 2002, respectively. We expect our cost of license fees as a percentage of revenues from license fees to increase in future periods as a result of a full year of amortization of purchased technology from the Nimble acquisition.

Cost of Services. Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services decreased by 1% from $23.9 million or 47% of service revenues, in fiscal year 2002 to $23.6 million, or 42% of services revenues, in fiscal year 2003. Cost of services decreased by 19% from $29.7 million, or 62% of services revenues, in fiscal year 2001 to $23.9 million in fiscal year 2002. The decrease in cost of services as a percentage of services revenues during fiscal year 2003 was primarily due to an increase in on-going maintenance and support revenue while maintaining expenses at the prior year’s level. The decreases in cost of services in absolute dollars and as a percentage of services revenues during fiscal year 2002 were primarily due to an increase in on-going maintenance and support revenues and decreased contracting with third-party consultants to support our customers’ professional service needs. The savings on decreased contracting with third-party consultants were approximately $2.0 million during fiscal year 2002.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses decreased by 2% from $46.6 million, or 43% of total revenues, in fiscal year 2002 to $45.8 million, or 44% of total revenues, in fiscal year 2003. Sales and marketing expenses decreased by 21% from $58.9 million, or 46% of total revenues, in fiscal year 2001 to $46.6 million in fiscal year 2002. Sales and marketing expenses decreased slightly in fiscal 2003 due primarily to lower commissions earned on lower revenues, and a reversal in accrued commissions that we recorded in the third quarter of fiscal 2003, of which approximately $430,000 was accrued in prior years. See Note 1 of Notes to Consolidated Financial Statements. The decreases in sales and marketing expenses in both absolute dollars and as a percentage of total revenues in fiscal year 2002 were primarily due to reduction of sales and marketing personnel, which resulted in reduced compensation and benefits of approximately $3.5 million, lower sales commissions of approximately $4.0 million associated with decreased revenues and reduced marketing program expenditures of approximately $1.1 million. At the end of fiscal year 2003, we had 199 employees in sales and marketing, compared to 197 and 251 employees at the end of fiscal years 2002 and 2001 respectively. We currently expect our sales and marketing expenses as a percentage of total revenues to be in about the 40% - 50% range in future periods.

Research and Development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased by 1% from $18.6 million, or 17% of total revenues, in fiscal year 2002 to $18.7 million, or 18% of total revenues, in fiscal year 2003. The increases were primarily due to higher rent and facility related charges totaling $517,000, as well as a slight increase in salaries and benefits related expenses of approximately $115,000, these both resulted from the acquisition of Nimble Technology in July. Offsetting these increased expenses were lower depreciation expenses of $243,000, consulting expenses of approximately $200,000, and lower employee relations and other related charges of $66,000 in fiscal year 2003. Research and development expenses decreased by 2% from $19.0 million, or 15% of total revenues, in fiscal year 2001 to $18.6 million in fiscal year 2002. The decrease in research and development expenses in absolute dollars in fiscal year 2002 was primarily due to reduced headcount in connection with restructuring plans. At the end of fiscal year 2003, we had 130 employees in research and development compared to 113 and 126 employees at the end of fiscal years 2002 and 2001, respectively. The increase in headcount during fiscal year 2003 was mainly due to the acquisition of Nimble Technology, which accounted for 9 additional headcounts. The increases in research and development expenses as a percentage of total revenues for fiscal year 2003 and 2002 were due to the decline in our total revenues in fiscal years 2003 and 2002, as compared to total revenues for the same period in fiscal year 2001. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve. We expect research and development expenses to remain relatively stable in the short-term.

General and Administrative. General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal, bad debts and accounting expenses. General and administrative expenses decreased by 4% from $12.7 million, or 12% of total revenues, in fiscal year 2002 to $12.2 million, or 12% of total revenues, in fiscal year 2003. General and administrative expenses increased by 17% from $10.9 million, or 9% of total revenues, in fiscal year 2001 to $12.7 million or 12% of total revenues in fiscal year 2002. The slight decrease in general and administrative expenses in absolute dollars in fiscal year 2003 was due to declines in depreciation expense of $567,000, bad debt expense of $500,000 and staffing related expenses of $370,000. These decreases were offset by increases in legal and accounting expenses totaling approximately $700,000 and property and liability insurance of $200,000 in fiscal year 2003. The increases in general and administrative expenses in both absolute dollars and as a percentage of total revenues in fiscal year 2002 were primarily due to increase in legal fees associated with the MicroStrategy litigation and an SEC inquiry, totaling $1.7 million, as well as a 17% increase in premiums for our directors and officers insurance policy. We expect our general and administrative expenses will continue to increase in absolute dollars in future periods due primarily to the implementation of a program to ensure compliance with Section 404 of the Sarbanes-Oxley Act, establishment of an internal audit program, and implementation of a new enterprise financial software system.

Amortization of Goodwill and Other Purchased Intangible Assets. On January 1, 2002, we implemented Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SAFS 142”) which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. Accordingly, we discontinued the amortization of goodwill effective January 1, 2002. In addition, we reclassified $2.3 million of acquired workforce, which is no longer defined as acquired intangible assets under SFAS 142, as goodwill. As a result, no acquired workforce amortization was recognized in fiscal year 2002.

The provisions of SFAS 142 required the completion of a transitional impairment test within six months of adopting the accounting standard, any impairments identified must be treated as a cumulative effect of a change in accounting principle. During the quarter ended June 30, 2002, we completed the transitional impairment test, which did not result in an impairment of recorded goodwill. The provisions of SFAS 142 also require an annual impairment test, which we completed on October 1, 2002 and October 1, 2003. Neither of these annual impairment tests resulted in an impairment of recorded goodwill.

Amortization of goodwill was nil for fiscal years 2003 and 2002, as compared to $6.5 million for fiscal years 2001. The decrease in the amortization of goodwill in fiscal years 2003 and 2002 was due to the adoption of SFAS 142. Amortization of other intangible assets was $3.2 million, $4.0 million and $4.2 million for fiscal years 2003, 2002 and 2001, respectively. The net decrease in amortization of other purchased intangible assets in fiscal year 2003 as compared to fiscal 2002 was primarily due to the customer base related to prior acquisitions in Europe which were fully amortized by the middle of fiscal year 2003. This resulted in a decrease of approximately $1.1 million offset by increase in the amortization of purchase technology and workforce of $348,000 related to the acquisition of Nimble Technology. The decrease in amortization of other purchased intangible assets in fiscal 2002 as compared to fiscal 2001 was a result of the adoption of SFAS 142, which reclassified acquired workforce as goodwill and amortization was no longer required. We expect the estimated amortization expense of our existing other purchased intangible assets to be approximately $2.6 million in fiscal 2004.

Restructuring Charges. The following discussion should be read in conjunction with Note 10 to the Consolidated Financial Statements, which are included in this Form 10-K.

During fiscal year 2002, we recorded a restructuring charge of $27.1 million. This charge consisted of a $24.8 million facility exit charge and $2.3 million in costs related to the reduction of our worldwide workforce.

The facility exit charge was the result of a long-term non-cancelable lease agreement that we entered into during the fourth quarter of fiscal year 2000, in anticipation of a projected business expansion. Due to the continuing global economic downturn, the expansion plan did not materialize and the facility had been idle since the commencement of the lease on May 1, 2001. During the third quarter of fiscal year 2002, we decided to exit this facility. The $24.8 million facility exit charge consisted of $21.5 million of estimated future obligations for the non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). This facility exit charge also included a $3.4 million write-off of property and equipment (primarily leasehold improvements) as a result of the abandonment of leased facilities. These charges were based on many factors, including current real estate rates and conditions, anticipated occupancy rates, and forecasted future sublease income. We could incur additional charges in the future if conditions in the commercial real estate markets were to change significantly.

Interest and Other Income, Net. Interest and other income, net, are comprised primarily of interest income earned by us on our cash and short-term investments. Interest and other income, net, decreased by 6% from $769,000 in fiscal year 2002 to $720,000 in fiscal year 2003, and decreased by 33% from $1.1 million in fiscal year 2001 to $769,000 in fiscal year 2002. The decrease in interest and other income, net, in fiscal years 2003 and 2002 was due to lower interest rates received on our investments. The decrease in interest and other income, net in fiscal year 2002 as compared to fiscal year 2001 was primarily due to higher yields on cash and short-term investments in fiscal year 2001.

Provision for Income Taxes. The provision for income taxes of $3.5 million, $576,000 and $2.5 million is based on pretax losses of $1.0 million, $24.9 million and $3.9 million in fiscal years 2003, 2002 and 2001, respectively. The provision for income taxes in fiscal year 2003 represents primarily federal, state and foreign taxes as adjusted for the impact of operating losses not currently utilized, income tax credits, and the write off of deferred tax assets recognized in 2002. The provision for income taxes in fiscal year 2002 represents primarily federal, state and foreign taxes as adjusted for the impact of operating losses not currently utilized, income tax credits, and the recognition of additional deferred tax assets. The provision for income taxes in fiscal year 2001 represented primarily federal and state alternative minimum taxes on pretax loss as adjusted for the impact of non-deductible goodwill amortization and temporary differences for which deferred tax assets could not be recognized.

The increase in the provision for income taxes in fiscal 2003 compared to fiscal year 2002 was primarily due to a $3.0 million increase in 2003 in the allowance for deferred tax assets that were initially recognized in 2002. We determined that such deferred tax assets were no longer more likely than not to be realized. The decrease in the provision for income taxes in fiscal year 2002 compared to fiscal year 2001 was primarily due to the recognition of additional deferred tax assets in fiscal 2002.

We have determined that, based on a number of factors, only a portion of our total deferred tax assets should be recognized. A valuation allowance is recorded to reduce the deferred tax assets to an amount that is more likely than not to be ultimately realized. We will continue to assess our ability to realize the tax benefits available to us based on actual and forecasted results.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased $572,000, or 1%, to $45.4 million as of December 31, 2003 from $44.9 million as of December 31, 2002. Cash, cash equivalents and short-term investments increased 13% from the December 31, 2002 balance noted above from $39.8 million as of December 31, 2001. Our source of cash, cash equivalents, and short-term investments over the past three years have been primarily generated by our operations.

Cash from Operating Activities. Net cash provided by operations was $4.3 million during fiscal year 2003, compared to $8.1 million in fiscal year 2002, a decrease of $3.8 million. Cash provided by operations is directly related to the generation of revenues and subsequent collection of invoices. Therefore, our decline in cash generated from operating activities over the past several years is in large part a direct result of our decrease in sales during this time period. For fiscal year 2003, cash provided by operating activities was primarily due to net loss as adjusted by non-cash items of amortization and depreciation, a reduction of other current assets, the write-off of deferred tax assets, increases in deferred revenue, and decreases in accounts receivable. Accounts receivable decreased due to improved collection efforts from fiscal year 2003 as compared to fiscal year 2002. The changes noted above were offset by decreases in restructuring liabilities, other accrued liabilities, accounts payable and accrued compensation.

Cash Used in Investing Activities. Net cash used in investing activities was $20.0 million during fiscal year 2003, compared to $19.5 million in fiscal year 2002, a slight increase of $462,000. For fiscal 2003, the following occurred; (i) net purchases of short-term investments totaled $15.2 million (ii) cash paid for the acquisition and acquisition expenses of Nimble Technology totaled $3.2 million; and (iii) capital expenditures totaled $1.7 million. For fiscal year 2002, the following occurred; (i) net purchases of short-term investments totaled $16.1 million (ii) cash paid for the acquisition of Open Software Technology totaled $2.0 million; and (iii) capital expenditures totaled $1.5 million. Actuate’s investing activities used net cash of $11.8 million dollars in fiscal year 2001. Approximately half of the cash used in investing activities during fiscal year 2001 was for the purchase of property and equipment, including the furnishing of the additional office facility located adjacent to our South San Francisco headquarters. The remainder of the cash used in investing activities, net of proceeds from maturity of short-term investments, was primarily for the purchases of short-term investments.

Cash from Financing Activities. Net cash provided by financing activities was $1.1 million in fiscal year 2003, compared to $380,000 in fiscal year 2002, an increase $764,000. Net cash provided by financing activities was $7.1 million in fiscal 2001. For both fiscal years 2003, 2002 and 2001, cash provided from financing activities was primarily from the proceeds derived from the issuance of common stock under our employee stock option plans, that was offset by the open market repurchases of our common stock. In fiscal 2001, $700,000 was used to repay a bank loan assumed in connection with the Tidestone acquisition. The stock was repurchased in accordance with the Stock Repurchase Program (the “Program”) that was authorized by our board of directors on September 19, 2001, and October 24, 2002. The Program allowed us to repurchase up to $9.0 million of our common stock on the open market.

	Year ended December 31,
	2003	2002	2001
	(in thousands, except share data)
Number of shares repurchased	1,040,817	2,068,300	430,000
Cost of share repurchased	$2,964	$4,161	$1,805

We believe that our current cash balances and cash generated from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may find it necessary to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to our current stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the acquisition of the minority interest in our 66.7% owned subsidiary in Japan, or complementary products or to obtain the right to use complementary technologies.

Contractual Obligations and Commercial Commitments. Our future contractual obligations include minimum lease payments under operating leases at December 31, 2003, and are as follows (in thousands):

Fiscal Year	Future minimum lease payment	Future sublease proceeds	Net future minimum lease payments
2004	$6,681	$(1,236)	$5,445
2005	6,357	(1,266)	5,091
2006	5,887	(212)	5,675
2007	5,958	—	5,958
2008	3,872	—	3,872
Thereafter	8,505	—	8,505

	$37,260	(2,714)	$34,546

In connection with the office building leases in South San Francisco, California, we have provided the landlord with a letter of credit in the amount of $3.9 million as a security deposit. We have provided security interest in all of our assets as collateral for the letter of credit.

We expect to pay out a deferred compensation balance of $248,000 to certain employees within the next twelve months related to the acquisition of Nimble Technology.

Recently Issued Accounting Pronouncement

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

In January 2003, Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or entitled to receive a majority of the VIE’s residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity. The consolidation requirements of

FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this statement did not have any effect on our results of operation or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying contract to conform to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;” and (4) amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our results of operation or financial position.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any effect on our results of operation or financial position.

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

The susceptibility of our operating results to significant fluctuations makes any prediction, including our estimates, of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

•	Demand for our products;

•	The size and timing of significant orders for our products;

•	A slow down or a decrease in spending on information technology by our current and/or prospective customers;

•	The marketing of products by our competitors that are directly competitive with our products;

•	The management, performance and expansion of our international operations;

•	Customers’ desire to consolidate its purchases of business intelligence software to one or a very small number of vendors from which the customer has already purchased software;

•	General domestic and international economic and political conditions, including war and terrorism or the threat of war or terrorism;

•	Sales cycles and sales performance of our indirect channel partners;

•	Changes in the way we price our products;

•	The existence and the outcome of the appeal of the MicroStrategy lawsuit;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in our level of operating expenses and our ability to control costs;

•	The outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products commercially available in a timely manner;

•	Budgeting cycles of our customers;

•	Changes in pricing policies by us or our competitors;

•	Failure to successfully manage acquisitions made by us;

•	Defects in our products and other product quality problems; and

•	Failure to successfully meet hiring needs and unexpected personnel changes.

Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Furthermore, several factors may require us, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

•	Whether the license agreement includes both software products that are then currently available and software products or other enhancements that are still under development;

•	Whether the license agreement relates entirely or partly to software products that are currently not available;

•	Whether the license agreement requires the performance of services that may preclude revenue recognition until successful completion of such services; and

•	Whether the license agreement includes acceptance criteria that may preclude revenue recognition prior to customer acceptance.

In addition, we may in the future experience fluctuations in our gross and operating margins due to changes in the mix of our domestic and international revenues, changes in the mix of our direct sales and indirect sales and changes in the mix of license revenues and service revenues, as well as changes in the mix among the indirect channels through which our products are offered.

A significant portion of our total revenues in any given quarter is derived from existing customers. Our ability to achieve future revenue growth, if any, will be substantially dependent upon our ability to increase revenues from license fees and services from existing customers, to expand our customer base and to increase the average size of our orders. To the extent that such increases do not occur in a timely manner, our business, operating results and financial condition would be harmed.

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

In addition, we have recently changed the way we price our server products, from CPU pricing to named user pricing. At this point, we do not know if the change in pricing methodology will impact our ability to sell our products.

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

IF WE FAIL TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

Our total revenues derived from sales outside North America were 18%, 23% and 23% in fiscal years 2003, 2002 and 2001, respectively. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as our OEMs, resellers and systems integrators. Our revenues from license fees resulting from sales through indirect channel partners were approximately 30%, 32% and 50% in fiscal years 2003, 2002 and 2001, respectively. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of our strategy is to embed our technology in products offered by OEMs for resale or as a hosted application to such OEM’s customers and end-users. We also intend to establish and expand our relationships with systems integrators so that such systems integrators will increasingly recommend our products to their clients. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our OEMs experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

Although we are currently investing, and plan to continue to invest, significant resources to expand and develop relationships with OEMs, we have at times experienced and continue to experience difficulty in establishing and maintaining these relationships. If we are unable to successfully expand this distribution channel and secure license agreements with additional OEMs on commercially reasonable terms, including significant up front payments of minimum license fees, and extend existing license agreements with existing OEMs on commercially reasonable terms, our operating results would be harmed. Any inability by us to maintain existing or establish new relationships with indirect channel partners, including systems integrators and resellers, or, if such efforts are successful, a failure of our revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm our business, operating results and financial condition.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and recently, new product releases by our competitors that are marketed to compete directly with our products. Furthermore, a number of our competitors have recently completed mergers (Business Objects/Crystal Decisions and Hyperion/Brio). Our competition comes in four principal forms:

•	competition from current or future business intelligence software vendors such as Business Objects, Cognos, Hyperion, and MicroStrategy that offer enterprise reporting products;

•	competition from other large software vendors such as Microsoft, Oracle and SAP, to the extent they include reporting functionality with their applications or databases;

•	competition from other software vendors and software development tool vendors; and

•	competition from the IT departments of current or potential customers that may develop scalable Enterprise Reporting Applications internally which may be cheaper and more customized than our products.

Most of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing enterprise reporting software products or significantly increase the functionality of their existing reporting software products, either of which would result in a loss of market share for us. We expect additional competition as other established and emerging companies enter the Enterprise Reporting Application market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

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

IF THE MARKET FOR ENTERPRISE REPORTING APPLICATION SOFTWARE DOES NOT GROW AS WE EXPECT, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

The market for Enterprise Reporting Application software products is still emerging and we cannot be certain that it will continue to grow or that, even if the market does grow, businesses will purchase our products. If the market for Enterprise Reporting Application software products fails to grow or grows more slowly than we expect, our business, operating results and financial condition would be harmed. To date, all of our revenues have been derived from licenses for our enterprise reporting software and related products and services, and we expect this to continue for the foreseeable future. We have spent, and intend to continue to spend, considerable resources educating potential customers and indirect channel partners about Enterprise Reporting Applications and our products. However, if such expenditures do not enable our products to achieve any significant degree of market acceptance, our business, operating results and financial condition would be harmed.

BECAUSE THE SALES CYCLES OF OUR PRODUCTS ARE LENGTHY AND VARIABLE, OUR QUARTERLY RESULTS MAY FLUCTUATE.

The purchase of our products by our end-user customers for deployment within the customer’s organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer’s internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations as well as general economic and political events. The sales cycle for initial orders and larger follow-on orders for our products can be lengthy and variable. Recently, we have been experiencing longer sales cycles. Additionally, sales cycles for sales of our products to OEMs tend to be longer, ranging from 6 to 24 months or more and may involve convincing the vendor’s entire organization that our products are the appropriate software for the vendor’s application. This time period does not include the sales and implementation cycles of such vendor’s own products, which can be longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end-user customers or our indirect channel partners could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

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

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

The market for our products is characterized by rapid technological changes, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. Any of these factors can render existing products obsolete and unmarketable. We believe that our future success will depend in large part on our ability to support current and future releases of popular operating systems and computer programming languages, databases and software applications, to timely develop new products that achieve market acceptance and to meet an expanding range of customer requirements. If the announcement or introduction of new products by us or our competitors or any change in industry standards causes customers to defer or cancel purchases of existing products, our business, operating results and financial condition would be harmed. As a result of the complexities inherent in Enterprise Reporting Applications, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of our products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. If we fail to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, our business, operating results and financial condition may be harmed.

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

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

A substantial portion of Actuate’s revenues is derived from international sales. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

•	Economic and political instability, including war and terrorism or the threat of war and terrorism;

•	Difficulty in managing an organization spread across many countries;

•	Multiple and conflicting tax laws and regulations;

•	Costs of localizing products for foreign countries;

•	Difficulty in hiring employees in foreign countries;

•	Trade laws and business practices favoring local competition;

•	Dependence on local vendors;

•	Compliance with multiple, conflicting and changing government laws and regulations;

•	Longer sales cycles;

•	Import and export restrictions and tariffs;

•	Difficulties in staffing and managing foreign operations;

•	Greater difficulty or delay in accounts receivable collection; and

•	Foreign currency exchange rate fluctuations.

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

IF MICROSTRATEGY’S APPEAL IS SUCCESSFUL, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated. In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court and in September 2003, MicroStrategy filed a Petition for Appeal with the Virginia State Supreme Court. In March 2004, the Virginia State Supreme Court agreed to hear a portion of MicroStrategy’s Petition for Appeal. If the Virginia State Supreme Court overturns, in whole or in part, the Circuit Court’s ruling, this could have an adverse impact on our business, operating results and financial condition and result in the following:

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

In 2004, we intend to implement a new financial accounting software system. Also during 2004, we must document, test and as appropriate modify our internal controls and procedures to comply with section 404 of the Sarbanes-Oxley Act. These projects will put a significant strain on our management, information systems and resources. Failure to successfully complete both of these projects in a timely fashion could have a significant adverse effect on our business.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in our operating results;

•	Changes in the economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of war;

•	The announcement of mergers or acquisitions by us or our competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	New products or new contracts announced by us or our competitors;

•	Developments with respect to copyrights or proprietary rights;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of Enterprise Reporting Application software;

•	Failure to comply with section 404 of the Sarbanes-Oxley Act by December 31, 2004 ;

•	Adoption of new accounting standards affecting the software industry; and

•	Changes in financial estimates by securities analysts.

In addition, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against such company. If we are involved in such litigation, it could result in substantial costs and a diversion of management’s attention and resources and could harm our business, operating results and financial condition.

CHANGES IN TAX RATES OR NEGATIVE TAX RULINGS COULD ADVERSELY IMPACT OUR FINANCIAL RESULTS.

We are taxable principally in the United States and certain jurisdictions in Europe and Asia/Pacific. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws, which could increase our future income tax provision. While we believe that all material income tax liabilities are reflected properly in our balance sheet, we have no assurance that we will prevail in all cases in the event the taxing authorities disagree with our interpretations of the tax law. Future levels of research and development spending will impact our entitlement to related tax credits, which generally lower our effective income tax rate. Future effective income tax rates could be adversely affected if earnings are lower than anticipated in jurisdictions where we have statutory tax rates lower than in the United States.

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

During fiscal years 2003, 2002 and 2001, we derived 18%, 23% and 23%, respectively, of our total revenues from sales outside of North America. In 2003, less than 17% of the worldwide revenues were denominated in foreign currencies. Our exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies is limited. However, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country and may result in a reduction in sales and profitability in that country. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations in fiscal year 2003 was not material. Actuate does not engage in hedging transactions.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.

(b)	Changes in internal controls. No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding our directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act,” respectively, contained in our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2004 Annual Meeting of Stockholders to be held on May 26, 2004 (the “Proxy Statement”). The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Actuate Executive Officers.”

Adoption of Code of Ethics

Actuate has adopted a Code of Ethics and Business Conduct (the “Code”) applicable to all of its Board members, employees and executive officers, including its Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Controller. We have made the Code available under the investors/corporate governance section of our website at www.actuate.com.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding (i) any amendments to the Code, or (ii) any waivers under the Code relating to our Chief Executive Officer or Chief Financial Officer, by posting such information under the investors/corporate governance section of our website at www.actuate.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item regarding principal accountant fees and services is incorporated herein by reference from the section entitled “Principal Accountant Fees and Services” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

See Index on Page F-1.

(a)(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts. Other schedules have been omitted because the information required to be set forth therein is not applicable or is readily available in the financial statements or notes thereto.

(a)(3)	Exhibits

Exhibit No.	Description

3.1(3)	Form of Third Amended and Restated Certificate of Incorporation.

3.2(1)	Form of Bylaws of the Registrant.

4.1(1)	Reference is made to Exhibits 3.1 and 3.2.

4.2(1)	Specimen Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2 (1)+	1994 Stock Option Plan, as amended.

10.3 (1)+	1998 Equity Incentive Plan.

10.4 (1)+	1998 Employee Stock Purchase Plan.

10.5 (1)+	1998 Non-Employee Directors Option Plan.

10.6 (4)+	2001 Supplemental Stock Option Plan.

10.7 (1)+	Offer Letter between the Company and Daniel A. Gaudreau dated May 7, 1997.

10.8(2)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated August 18, 1999.

10.9(2)	First Amendment to Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated September 30, 1999.

10.10(4)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 21, 2000.

21.1	Subsidiaries of Actuate Corporation.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney. (See the signature page to this Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741).

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 1999.

(4)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2000.

+	Indicates management or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On October 29, 2003, we filed a Current Report on Form 8-K reporting the results of operations for the quarter ended September 30, 2003 under Item 12 thereunder.

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

Date: March 11, 2004

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

Signature	Title	Date

/s/ NICOLAS C. NIERENBERG Nicolas C. Nierenberg	Chairman of the Board and Chief Architect	March 11, 2004

/s/ PETER I. CITTADINI Peter I. Cittadini	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2004

/s/ DANIEL A. GAUDREAU Daniel A. Gaudreau	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004

/s/ GEORGE B. BEITZEL George B. Beitzel	Director	March 11, 2004

/s/ KENNETH E. MARSHALL Kenneth E. Marshall	Director	March 11, 2004

/s/ ARTHUR C. PATTERSON Arthur C. Patterson	Director	March 11, 2004

/s/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	March 11, 2004

ACTUATE CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

Actuate Corporation

We have audited the accompanying consolidated balance sheets of Actuate Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Actuate Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/    ERNST & YOUNG LLP

San Francisco, California

January 26, 2004

ACTUATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$8,950	$23,595
Short-term investments	36,489	21,272
Accounts receivable, net of allowances of $2,277 at December 31, 2003 and $3,711 at December 31, 2002	20,208	23,979
Other current assets	2,599	3,659

Total current assets	68,246	72,505
Property and equipment, net	5,097	6,204
Goodwill, net	20,766	20,766
Other purchased intangibles, net	5,759	5,380
Deferred tax assets	—	2,140
Other assets	1,538	1,441

	$101,406	$108,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,758	$3,071
Current portion of restructuring liabilities	2,198	3,481
Accrued compensation	4,402	4,947
Other accrued liabilities	4,772	6,909
Income taxes payable	1,241	950
Deferred revenue	25,790	23,273

Total current liabilities	41,161	42,631

Restructuring liabilities, net of current portion	15,064	17,382
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 61,207,694 and 59,705,242 shares issued and outstanding at December 31, 2003 and 2002, respectively	61	60
Additional paid-in capital	92,652	91,346
Deferred stock compensation	—	(41)
Accumulated other comprehensive loss	(293)	(200)
Accumulated deficit	(47,239)	(42,742)

Total stockholders’ equity	45,181	48,423

	$101,406	$108,436

See accompanying notes.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Revenues:
License fees	$47,598	$58,280	$79,106
Services	56,857	50,884	48,100

Total revenues	104,455	109,164	127,206

Costs and expenses:
Cost of license fees	3,140	2,824	2,305
Cost of services	23,648	23,936	29,702
Sales and marketing	45,769	46,550	58,859
Research and development	18,732	18,576	19,011
General and administrative	12,220	12,724	10,853
Amortization of goodwill (in 2001) and other intangibles	2,021	3,082	10,704
Purchased in-process research and development	600	—	—
Restructuring charges	—	27,136	859

Total costs and expenses	106,130	134,828	132,293

Loss from operations	(1,675)	(25,664)	(5,087)
Interest and other income, net	720	769	1,148

Loss before income taxes	(955)	(24,895)	(3,939)
Provision for income taxes	3,542	576	2,478

Net loss	$(4,497)	$(25,471)	$(6,417)

Basic and diluted net loss per share	$(0.07)	$(0.42)	$(0.11)

Shares used in basic per share calculation	60,766	60,141	59,299

See accompanying notes.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2001	57,893,282	$58	$67,623	$(81)	$231	$(10,854)	$56,977
Comprehensive income
Net loss	—	—	—	—	—	(6,417)	(6,417)
Currency translation	—	—	—	—	(445)	—	(445)

Total comprehensive loss							(6,862)
Issuance of common stock upon exercise of stock options, net of repurchases	1,293,297	1	5,171	—	—	—	5,172
Issuance of common stock under Employee Stock Purchase Plan	449,851	—	4,477	—	—	—	4,477
Deferred compensation related to Tidestone Technologies acquisition	—	—	—	(232)	—	—	(232)
Reversal of deferred compensation related to terminated Tidestone employees	—	—	—	58	—	—	58
Amortization of deferred compensation	—	—	—	56	—	—	56
Issuance of common stock related to Tidestone Technologies acquisition	769,515	1	10,634	—	—	—	10,635
Issuance of common stock related to charitable donation	10,000	—	36	—	—	—	36
Stock repurchase	(430,000)	—	(1,805)	—	—	—	(1,805)
Tax benefits from employee stock Options	—	—	2,565	—	—	—	2,565

Balance at December 31, 2001	59,985,945	60	88,701	(199)	(214)	(17,271)	71,077
Comprehensive income
Net loss	—	—	—	—	—	(25,471)	(25,471)
Net unrealized gains on available-for-sale securities	—	—	—	—	16	—	16
Currency translation	—	—	—	—	(2)	—	(2)

Total comprehensive loss							(25,457)
Issuance of common stock upon exercise of stock options, net of repurchases	779,321	1	1,530	—	—	—	1,531
Issuance of common stock under Employee Stock Purchase Plan	1,008,276	1	3,009	—	—	—	3,010
Amortization of deferred compensation, net	—	—	—	158	—	—	158
Stock repurchase	(2,068,300)	(2)	(4,159)	—	—	—	(4,161)
Tax benefits from employee stock Options	—	—	2,265	—	—	—	2,265

Balance at December 31, 2002	59,705,242	60	91,346	(41)	(200)	(42,742)	48,423

Comprehensive income
Net loss	—	—	—	—	—	(4,497)	(4,497)
Net unrealized gains on available-for-sale securities	—	—	—	—	8	—	8
Currency translation	—	—	—	—	(101)	—	(101)

Total comprehensive loss							(4,590)
Issuance of common stock upon exercise of stock options, net of repurchases	1,050,527	—	1,528	—	—	—	1,528
Issuance of common stock under Employee Stock Purchase Plan	1,492,742	2	2,578	—	—	—	2,580
Amortization of deferred compensation, net	—	—	—	41	—	—	41
Stock repurchase	(1,040,817)	(1)	(2,963)	—	—	—	(2,964)
Tax benefits from employee stock Options	—	—	163	—	—	—	163

Balance at December 31, 2003	61,207,694	$61	$92,652	$—	$(293)	$(47,239)	$45,181

See accompanying notes

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2003	2002	2001
Operating activities
Net loss	$(4,497)	$(25,471)	$(6,417)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred compensation	41	158	56
Amortization of goodwill (in 2001) and other intangibles	3,186	3,985	10,704
Depreciation	3,020	4,348	4,114
Purchased in-process research and development	600	—	—
Restructuring charges	—	3,382	—
Tax benefits from exercise of stock options	163	2,265	2,565
Issuance of common stock related to charitable donation	—	—	36
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	3,776	4,891	4,584
Other current assets	1,308	592	(1,601)
Deferred tax assets	2,140	(2,140)	—
Accounts payable	(1,319)	(550)	(2,470)
Accrued compensation	(1,197)	(1,029)	(82)
Other accrued liabilities	(2,137)	(2,204)	115
Income taxes payable	291	1,175	(361)
Deferred revenue	2,517	(705)	1,870
Deferred tax liabilities	—	(1,461)	(260)
Restructuring liabilities	(3,601)	20,863	—

Net cash generated by operating activities	4,291	8,099	12,853

Investing activities
Purchase of property and equipment	(1,658)	(1,547)	(6,311)
Proceeds from maturity of short-term investments	41,240	24,886	3,042
Purchase of short-term investments	(56,472)	(40,995)	(8,189)
Acquisition of Nimble Technology, net of cash assumed	(3,016)	—	—
Final purchase price payment in connection with Open Software Technology acquisition	—	(2,033)	—
Acquisition of Tidestone Technologies, Inc.	—	—	(164)
Net change in other assets	(97)	147	(198)

Net cash used in investing activities	(20,003)	(19,542)	(11,820)

Financing activities
Proceeds from issuance of common stock	4,108	4,541	9,649
Stock repurchases	(2,964)	(4,161)	(1,805)
Repayments of bank loan	—	—	(700)

Net cash provided by financing activities	1,144	380	7,144

Net (decrease) increase in cash and cash equivalents	(14,568)	(11,063)	8,177
Effect of exchange rate on Cash and Cash Equivalents	(77)	(2)	(445)
Cash and cash equivalents at the beginning of the year	23,595	34,660	26,928

Cash and cash equivalents at the end of the year	$8,950	$23,595	$34,660

Supplemental disclosure of cash flow information
Income taxes paid	$45	$321	$309

See accompanying notes.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Actuate Corporation (“Actuate” or the “Company”) provides an Enterprise Reporting Application Platform, a unified software platform that enables large organizations and packaged application software vendors to develop and deploy self-service, customer and employee-facing Enterprise Reporting Applications. Our Actuate 7 product line provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical Enterprise Reporting Applications that retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy Enterprise Reporting Applications across a range of business functions including financial management, sales management, account management, and customer self-service.

Actuate was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate’s principal executive offices are located at 701 Gateway Boulevard, South San Francisco, California. Actuate’s telephone number is 650-837-2000. Actuate maintains a Web site at www.actuate.com.

Basis of Presentation

The consolidated financial statements include the accounts of Actuate and its wholly-owned and majority-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in Switzerland, United Kingdom, France, Germany, Singapore, Japan and China. All intercompany balances and transactions have been eliminated.

As of December 31, 2003, we have approximately 66.7% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). We have consolidated the results of Actuate Japan from the date that we became the majority shareholder, which occurred in fiscal year 2000. Accumulated losses applicable to the minority shareholders exceed their equity capital in Actuate Japan. This excess loss applicable to the minority shareholders has been charged to us, as the minority shareholders are not obligated to contribute their share of losses exceeding their equity capital.

In May 2001, we completed the acquisition of Tidestone Technologies, Inc. (“Tidestone”), a software technology company. This acquisition was accounted for under the purchase method of accounting. In accordance with the purchase method of accounting, the Consolidated Statements of Operations include Tidestone’s operating results from the date of acquisition.

On July 25, 2003, we acquired 100% of the outstanding stock of Nimble Technology, Inc. (“Nimble”), a privately held Enterprise Information Integration (EII) software company. The Consolidated Statements of Operations include Nimble’s operating results from the date of acquisition.

The results of operations for fiscal 2003 include two out-of-period adjustments. During the preparation of our Form 10-Q for the three months ended March 31, 2003, we discovered several unauthorized side agreements, customer allegations of unauthorized side arrangements and other matters relating to revenue recognition. In the period ended March 31, 2003, we recorded a reduction of $398,000 in revenues and an increase in the benefit for income taxes of $170,000 to correct the accounting for these identified transactions. In conjunction with the review of our accrued liability balances during the quarter ended September 30, 2003, we recorded a reversal of accrued commission as a reduction in operating expenses, approximately $430,000 of which related to prior years.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reversal of the commission accrual, together with the reduction in revenues related to the existence of unauthorized side agreements, properly recorded in the respective prior years, would have the following annual impacts on our revenues, net income (loss) and net income (loss) per share (in thousands, except per share amounts):

	Fiscal Year 2001	Fiscal Year 2002
Revenue impact - unauthorized side agreements	$(452)	$54
Reversal of accrued compensation liability	438	(8)

Total net impact to operating income (loss)	(14)	46
Income tax provision (benefit)	(34)	(58)

Impact to net income (loss)	$20	$104

Impact to net income (loss) per share	$0.00	$0.00

We do not believe that these amounts are material to the annual periods in which they should have been recorded, nor do we believe that these amounts are material to our consolidated operating results for the year ending December 31, 2003.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We also enter into OEM arrangements that provide for license fees based on a specified duration and the bundling or embedding of our products with the OEMs’ products. These arrangements generally provide for fixed, irrevocable, non refundable royalty payments. We recognize license fee revenues from the OEM arrangements when a license agreement has been signed by both parties, the product has been shipped, there are no uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement; and, for sales through international OEMs, we defer revenue until we receive a royalty report from the customer. If we do not receive a royalty report from an international OEM, we defer revenues until cash has been received.

Credit-worthiness and collectibility for end-users, resellers, distributors and OEMs are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history; customers are assessed based on individual customer payment history and current credit profile. When a customer is not deemed credit-worthy, revenues are deferred and recognized upon cash receipt.

We recognize maintenance revenues, which consist of fees for ongoing support and unspecified product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis. Training revenues are generated from classes offered at our headquarters and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software if all other revenue recognition criteria are met, provided services do not include significant customization or modification of the base product and are not otherwise essential to the functionality of the software.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for more than 10% of our sales in any period presented. We do not require collateral on sales with credit terms.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The risk with respect to trade receivables is mitigated by performing credit evaluations when necessary, and we maintain reserves for potential credit losses. We regularly review accounts receivable and use judgment to assess the collectibility of specific accounts. Based on this assessment, an allowance is maintained for accounts deemed to be uncollectible. For those receivables not specifically identified, an allowance is maintained for a percentage of those receivables. If the financial condition of our customers were to deteriorate resulting in an impairment in the customers’ ability to make payments, additional allowances may be required.

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

Goodwill and Other Purchased Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Based on the adoption of these standards, goodwill and acquired workforce are no longer being amortized, and instead, tested for impairment annually, or more frequently, if impairment indicators arise. Other intangible assets consist of customer lists, purchased technologies, non-compete agreements, and trademark acquired from various acquisitions. Intangible assets acquired in business acquisitions are recorded at their fair values using the income approach or cost approach. These other intangible assets are being amortized over the expected useful life not exceeding four years using the straight-line method. Please see Note 6 for further discussion.

Impairment of Long-Lived Assets

In October 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 was adopted as of January 1, 2002. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations. Except as stated in Note 10 (Restructuring Charges), there were no long-lived assets that were considered to be impaired during the periods presented.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in sales and marketing expense and amounted to $712,000, $199,000 and $400,000 in fiscal years 2003, 2002 and 2001, respectively.

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

Currency Translation

We translate the assets and liabilities of our international non-U.S. functional currency subsidiaries into U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in stockholders’ equity in the consolidated balance sheet. Currency transaction gains or losses are recognized in current operations and have not been significant to our operating results in any period.

Stock-Based Compensation

We have several stock-based compensations plans, which are described more fully in Note 9. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Recently, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS 148”). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not adopted the recognition provisions of SFAS 123, as amended by SFAS 148, and continue to account for stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net loss—as reported	$(4,497)	$(25,471)	$(6,417)
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax effect	(21,274)	(47,314)	(70,682)

Net loss—pro forma	$(25,771)	$(72,785)	$(77,099)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.42)	$(0.11)

Pro forma	$(0.42)	$(1.21)	$(1.30)

See Note 9 for discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We account for stock awards issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, (“EITF 96-18”). Under SFAS 123 and EITF 96-18, stock awards to non-employees are accounted for at their fair value using the Black-Scholes method.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock less weighted-average shares subject to repurchase.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year ended December 31,
	2003	2002	2001
Net loss	$(4,497)	$(25,471)	$(6,417)

Basic and diluted:
Weighted-average shares of common stock outstanding	60,766	60,154	59,424
Weighted-average shares subject to repurchase	—	(13)	(125)

Shares used in computing basic net (loss) income per share	60,766	60,141	59,299

Basic and diluted net loss per share	$(0.07)	$(0.42)	$(0.11)

All outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share in fiscal years 2003, 2002 and 2001 because all such stock options are anti-dilutive for those periods presented. The weighted-average number of common shares excluded from the calculation of diluted net loss per share was 17,810,000, 18,110,000 and 18,908,000 in fiscal years 2003, 2002 and 2001, respectively. Such stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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

Segment Information

Actuate is principally engaged in the design, development, marketing and support of Actuate Enterprise Reporting Application Platform. Actuate’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, Actuate considers itself to be in a single industry segment, specifically the license, implementation and support of its software products.

Actuate evaluates the performance of its geographic regions based primarily on revenues . Actuate does not regularly assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, as Actuate’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, Actuate does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues in Note 12.

Recent Accounting Pronouncements

In January 2003, Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or entitled to

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive a majority of the VIE’s residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this statement did not have any effect on our results of operation or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying contract to conform to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;” and (4) amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our results of operation or financial position.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any effect on our results of operation or financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on the results of operations or stockholders’ equity for the years presented.

2.	Investment in Actuate Japan

As of December 31, 2003, we own 66.7% of the outstanding shares of Actuate Japan. The minority shareholders of Actuate Japan have the option to put their 33.3% equity interest (“the Minority Interest”) in Actuate Japan and we have the option to call the Minority Interest for approximately $1.2 million. The price increases each year by 2% over the then prevailing long-term prime rate. Our policy is to record a loss, if any, at the time the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put option, we would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. We have not recorded any losses on the put/call option to date.

3.	Acquisitions

On May 30, 2001, we acquired all of the outstanding stock of Tidestone Technologies, Inc. (“Tidestone”), a software technology company. The results of operations of Tidestone are included in our financial statements from the date of acquisition. The total purchase consideration was $16.7 million, consisting of 769,515 shares of our common stock and assumed options with a fair market value of approximately $10.6 million, net assumed liabilities of $5.9 million and other acquisition-related expenses of $164,000. This acquisition was accounted for as a purchase, with the purchase price being allocated to developed technology—$3.6 million, customer list—$2.0 million, assembled workforce—$900,000, non-compete agreements—$900,000, trademarks—$700,000 and goodwill—$8.6 million. In addition, $232,000 of the purchase consideration was allocated to deferred compensation, which represents the intrinsic value of the unvested options at the date of acquisition.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 25, 2003, we acquired 100% of the outstanding stock of Nimble Technology, Inc. (“Nimble”), a privately held Enterprise Information Integration (EII) software company. The results of operations of Nimble are included in our financial statements form the date of acquisition. Nimble’s EII product enables organizations to intelligently harness business information and to simplify the task of data integration when building web services and applications. We intend to enhance and improve our product capabilities by incorporating Nimble’s EII technology into our existing products.

Nimble was considered to be a “development stage” enterprise and did not meet the definition of a “business” under SFAS 141, “Business Combinations”, for business combination purposes. In accordance with SFAS 141, the acquisition of Nimble was accounted for as an acquisition of assets. The total purchase price was $4.8 million, consisting of net cash payment of $3.1 million, net assumed liabilities of $1.6 million and acquisition-related expenses of $101,000. The total purchase price was allocated to various tangible and identifiable intangible assets, which consisted of $172,000 of cash, accounts receivable of $5,000, fixed assets of $255,000, acquired workforce of $408,000, purchased in-process research and development of $600,000, core technology of $3.1 million, and $248,000 of deferred compensation. The identifiable intangible assets of acquired workforce and core technology are being amortized on a straight-line basis over two years and five years, respectively. Purchased in-process research and development was expensed in the quarter ended September 30, 2003 because the purchased in-process research and development had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using the cost approach analysis, which estimated the value by determining the current cost of replacing an asset with one of equivalent economic utility. The value of the core technology was computed using a discounted cash flow analysis based on management’s estimates of future revenues and operating costs and expenses related to the technologies acquired from Nimble. The company expects to pay out the deferred compensation balance of $248,000 to certain employees over the next twelve month period.

4.	Cash Equivalents and Short-Term Investments

The following table summarizes the amortized cost, which approximates the fair value of our investments (in thousands):

	December 31,
	2003	2002
Money market funds	$1,105	$181
Corporate obligations	6,300	5,104
Federal and municipal obligations	33,200	34,854

Total	40,605	40,139
Included in cash and cash equivalents	(4,116)	(18,867)

Short-term investments	$36,489	$21,272

Realized and unrealized gains or losses were not significant for all periods presented. As of December 31, 2003, the contractual maturities of available-for-sale securities were within one year.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Furniture and fixtures	$3,853	$4,014
Computers and purchased software	4,416	10,104
Leasehold improvements	3,740	3,587

Total	12,009	17,705
Less accumulated depreciation	(6,912)	(11,501)

Property and equipment, net	$5,097	$6,204

6.	Goodwill and Other Purchased Intangible Assets

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

The provisions of SFAS 142 required the completion of a transitional impairment test within six months of adopting the accounting standard, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. During the quarter ended June 30, 2002, we completed the transitional impairment test, which did not result in an impairment of recorded goodwill. The provisions of SFAS 142 also require an annual impairment test, which we completed on October 1, 2002, and October 1, 2003. These annual impairment tests also did not result in an impairment of recorded goodwill.

Goodwill and intangible assets with indefinite lives consist of the following (in thousands):

	December 31,
	2003	2002
Goodwill	$31,578	$31,578
Accumulated amortization	(10,812)	(10,812)

Goodwill, net	$20,766	$20,766

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and acquired workforce amortization, net of income tax effect, is summarized below (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net loss as reported	$(4,497)	$(25,471)	$(6,417)
Add back: Goodwill amortization	—	—	4,067
Add back: Workforce amortization	—	—	580

Adjusted net loss	(4,497)	(25,471)	(1,770)

Basic and diluted net loss per share:
Net loss per share as reported	(0.07)	(0.42)	(0.11)
Add back: Goodwill amortization	—	—	0.07
Add back: Workforce amortization	—	—	0.01

Adjusted basic and diluted net loss per share	$(0.07)	$(0.42)	$(0.03)

Other intangible assets consist of the following (in thousands):

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$10,600	$(9,896)	$704	$10,600	$(8,392)	$2,208
Workforce	408	(85)	323	—	—	—
Purchased technologies	6,767	(2,605)	4,162	3,610	(1,439)	2,171
Non-compete agreements	1,030	(707)	323	1,030	(450)	580
Trademark	700	(453)	247	700	(279)	421

	$19,505	$(13,746)	$5,759	$15,940	$(10,560)	$5,380

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense of other intangible assets was $3.2 million; $4.0 million and $4.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated amortization expense for the years ending December 31, is summarized as follows (in thousands):

Fiscal Year	Amortization Amount
2004	$2,642
2005	1,486
2006	632
2007	631
2008	368

$5,759

7.	Deferred Revenue

Deferred revenue consists of the following:

	December 31,
	2003	2002
Maintenance and support	$23,346	$21,020
Other	2,444	2,253

	$25,790	$23,273

Maintenance and support consisted of first year maintenance and support services associated with the initial purchase of our software, and the renewal of annual maintenance and support services from customers who purchased our software in prior periods. The maintenance and support period is generally 12 months. Accordingly, the maintenance and support revenues are recognized on a straight-line basis over the term of the maintenance and support period.

Other consisted of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria of SOP No. 97-2, and are, therefore, deferred until all revenue recognition criteria have been met.

8.	Commitments

Operating Lease Commitments

Actuate leases its headquarter facilities under noncancelable operating leases expiring in March 2008. In December 2000, we entered into a ten-year building lease agreement for additional office space in a building adjacent to our headquarters in South San Francisco, California. This latter facility has been unoccupied since the leasing term began in May 2001. We recorded a charge of $24.8 million related to the exit of this idle facility during fiscal year 2002. See Note 10 (Restructuring Charges) for further discussion. In conjunction with the signing of these two building leases, we provided the landlord with a letter of credit in the amount of $3.9 million as a security deposit. We have granted security interest in all of our assets as a security for the letter of credit. Rent expense for facilities under operating leases was approximately $5.0 million in fiscal year 2003, $6.7 million in fiscal year 2002, and $7.0 million in fiscal year 2001. Aggregate minimum lease commitments under all operating leases are as follows (in thousands):

Fiscal Year	Future minimum lease payment	Future sublease proceeds	Net future minimum lease payments
2004	$6,681	$(1,236)	$5,445
2005	6,357	(1,266)	5,091
2006	5,887	(212)	5,675
2007	5,958	—	5,958
2008	3,872	—	3,872
Thereafter	8,505	—	8,505

	$37,260	$(2,714)	$34,546

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Stockholders’ Equity

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

Stock Option Plans

1998 Equity Incentive Plan. In May 1998, the 1998 Equity Incentive Plan (the “1998 Plan”) was adopted by the board of directors and approved by the stockholders in July 1998. Employees, consultants and directors are eligible for awards under the 1998 Plan. Initially, a total of 5,200,000 shares of common stock were reserved for issuance under the 1998 Plan. As of January 1 of each year, the number of shares reserved for issuance under the 1998 Plan will be increased automatically by the lesser of (i) 5% of the total number of shares of Common Stock then outstanding or (ii) 2,800,000 shares.

Under the 1998 Plan, eligible participants may be awarded options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted shares or stock units (collectively, the “Awards”). Options under the 1998 Plan may be incentive stock options designed to satisfy Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or non-statutory stock options not designed to meet such requirements. If restricted shares or shares issued upon the exercise of options granted under the 1998 Plan are forfeited, then such shares will again become available for awards under the 1998 Plan. If stock units, options or SARs granted under the 1998 Plan are forfeited or terminated for any other reason before being exercised, then the corresponding shares will again become available for awards under the 1998 Plan. The exercise price for non-statutory and incentive stock options granted under the 1998 Plan may not be less than 85% or 100%, respectively, of the fair market value of the common stock on the option grant date. The Board may amend or terminate the 1998 Plan at any time. Amendments may be subject to stockholder approval to the extent required by applicable laws.

Options granted under the 1998 Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant and the remaining balance vesting monthly over the next four or three years. Upon a change in control, an Award under the 1998 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 1998 Plan will accelerate in full. All outstanding repurchase rights under the 1998 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2003, 7,476,921 shares of common stock were reserved and available for future grants under the 1998 Option Plan.

2001 Supplemental Stock Plan. In January 2001, the board of directors adopted the 2001 Supplemental Stock Plan (the “2001 Plan”). A total of 2,700,000 shares of common stock were reserved for issuance under the 2001 Plan. Employees and consultants are eligible for awards under the 2001 Plan. Members of the board of directors and officers of Actuate are not eligible to receive awards under the 2001 Plan.

Under the 2001 Plan, eligible participants may be awarded options to purchase shares of common stock and restricted shares only. All options granted under the 2001 Plan are non-statutory stock options.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If restricted shares or shares issued upon the exercise of options granted under the 2001 Plan are forfeited, then such shares will again become available for awards under the 2001 Plan. The exercise price for non-statutory and incentive stock options granted under the 2001 Plan may not be less than 85% or 100%, respectively, of the fair market value of the common stock on the option grant date. The Board may amend or terminate the 2001 Plan at any time. Amendments may be subject to stockholder approval to the extent required by applicable laws.

Options granted under the 2001 Plan are exercisable when vested. Shares generally vest at the rate of 25% after one year from the date of grant and the remaining balance vesting monthly over the next four years. Upon a change in control, an Award under the 2001 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 2001 Plan will accelerate in full. All outstanding repurchase rights under the 2001 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2003, 473,851 shares of common stock were reserved and available for future grants under the 2001 Option Plan.

Tidestone Technologies Stock Option Plans. Tidestone Technologies, Inc.’s 1998 Incentive Stock Option Plan (“T-98 Option Plan”) and Non-qualified Stock Option Plan of 1999 (“T-99 Option Plan”) were assumed by us on May 30, 2001, in connection with the acquisition of Tidestone. The T-98 Option Plan and the T-99 Option Plan are collectively known as the “Tidestone Option Plans”. Each option under the Tidestone Option Plans was converted into a right to receive an option to purchase shares of our common stock. A total of 77,968 and 70,509 shares of common stock have been authorized for issuance under the T-98 Option Plan and T-99 Option Plan, respectively.

All options granted under the T-98 Option Plan are incentive stock options qualified under Section 422 of the Code, with a vesting term of five years while the options granted under the T-99 Option Plan are non-statutory stock options with a vesting term of three years. Options granted under the Tidestone Option Plans are generally exercisable upon grant, subject to repurchase rights by us until vested. Under the T-99 Option Plan, shares generally vest at the rate 33% annually. Under the T-98 Option Plan, shares generally vest at the rate of 20% annually. Upon a change in control, an Award under the Tidestone Option Plans will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. As of December 31, 2003, 25,462 and 2,055 shares of common stock were reserved and available for future grants under the T-98 Option and T-99 Option Plan, respectively.

1998 Non-Employee Director Option Plan. The 1998 Non-Employee Directors Option Plan (the “Directors Option Plan”) was adopted by the board of directors in May 1998, and approved by the stockholders in July 1998. The Director Option Plan provides for non-employee members of the Board of Directors to be eligible for automatic option grants. 800,000 shares of common stock have been authorized for issuance under the Directors Option Plan. Each individual who first joins the board as a non-employee director, whether through election or appointment, will receive at that time an automatic option grant for 80,000 shares of common stock. With respect to the initial automatic option grant, the option will become exercisable as to 25% of the shares after one year of board service, with the balance of the shares becoming exercisable ratably in 36 monthly installments over the remaining period of optionee’s board service. At each annual stockholders meeting beginning in fiscal year 1999, each current non-employee director will automatically be granted a stock option to purchase 10,000 shares of common stock, whether or not he or she is standing for re-election at that particular meeting, which will become fully vested and exercisable on the first anniversary of such meeting. Each option will have an exercise price equal to the fair market value of the common stock on the automatic grant date and a maximum term of ten years, subject to earlier termination following the optionee’s cessation of Board service.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Board may amend or modify the Directors Option Plan at any time. The Directors Option Plan will terminate on May 27, 2008, unless terminated sooner by the board. However, vesting will automatically accelerate in full upon (i) an acquisition of Actuate by merger, consolidation or asset sale, (ii) a tender offer for more than 50% of the outstanding voting stock or proxy contest for Board membership or (iii) the death or disability of the optionee while serving as a Board member. As of December 31, 2003, 450,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

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

The total number of shares cancelled on August 30, 2002 under this 2002 Option Exchange Program was 10,053,821. The average price per share of the options cancelled was $13.82 and the new option price for options granted on March 3, 2003 under the 2002 Option Exchange Program was $1.49 per share. The new options have the same vesting schedule as the cancelled options.

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

The total number of shares exchanged on June 1, 2001 under the 2001 Option Exchange Program was 2,230,550. The average price per share of the options cancelled was $26.32 and the new option price for options granted on December 3, 2001 under the 2001 Option Exchange Program was $4.41 per share. The new options have the same vesting schedule as the cancelled options.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under all option plans was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at January 1, 2001	2,857,656	16,687,500	$0.09-$36.00	$13.64
Additional authorization	5,648,477	—	—	—
Options granted	(12,462,618)	12,462,618	$0.06-$24.00	$9.33
Options exercised	—	(1,336,069)	$0.06-$17.25	$3.99
Options forfeited	4,045,936	(4,045,936)	$0.06-$36.00	$20.39
Options cancelled in connection with the stock option exchange program	2,230,550	(2,230,550)	$15.19-$35.25	$26.32
Options repurchased	42,772	—	$0.09-$0.75	$0.31

Balance at December 31, 2001	2,362,773	21,537,563	$0.06-$35.25	$9.77
Additional authorization	2,800,000	—	—	—
Options granted	(2,967,890)	2,967,890	$0.78-$20.63	$4.35
Options exercised	—	(782,321)	$0.06-$6.06	$1.98
Options forfeited	3,741,100	(3,741,100)	$0.16-$34.94	$8.81
Options cancelled in connection with the stock option exchange program	10,053,821	(10,053,821)	$1.78-$31.19	$13.82
Options repurchased	3,000	—	$0.53-$0.75	$0.57

Balance at December 31, 2002	15,992,804	9,928,211	$0.06-$35.25	$4.95
Additional authorization	2,800,000	—	—	—
Options granted	(11,773,183)	11,773,183	$1.27-$4.16	$1.67
Options exercised	—	(1,050,527)	$0.06-$3.75	$1.48
Options forfeited	1,408,668	(1,408,668)	$1.04-$35.25	$8.81
Balance at December 31, 2003	8,428,289	19,242,199	$0.06-$31.19	$2.85

The following table summarizes information concerning stock options outstanding and exercisable under all plans as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.06-$1.39	821,303	5.59 years	$0.73	618,153	$0.60
$1.40-$1.49	9,134,508	8.89 years	$1.49	7,246,746	$1.49
$1.52-$3.75	5,443,150	7.49 years	$3.33	2,854,286	$3.48
$3.85-$31.19	3,843,238	7.65 years	$5.87	2,633,866	$6.21

$0.06-$31.19	19,242,199	8.10 years	$2.85	13,353,051	$2.81

At December 31, 2003 and 2002, 13,353,051 and 6,154,835 options were vested and exercisable, respectively.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1998 Employee Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the board of directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan is automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. If the market price of our stock at the end of any six-month purchase period is lower than the stock price at the original grant date, the plan is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. No more than 500 shares may be purchased by any individual on any accumulation date. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with us. As of December 31, 2003, 3,999,845 shares had been purchased under the Purchase Plan. As of December 31, 2003, 155 shares of common stock were reserved and available for future issuance under the Purchase Plan.

Shares Available for Future Grant Under All Stock Plans

As of December 31, 2003, shares of common stock reserved for future issuance consisted of 8,428,444 securities available for future issuance and 19,242,199 of options outstanding.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma information regarding net income (loss) is required by SFAS 123, which requires that the information be determined as if we have accounted for our employee stock-based awards under the fair value method of SFAS 123. The fair value of the options granted in all periods were estimated using the Black-Scholes method, with the following weighted-average assumptions:

	Year ended December 31,
	2003	2002	2001
Dividends	0%	0%	0%
Risk-free interest rate	3.38%	3.03%	3.62%
Expected life (in years)	3.0	3.0	3.0
Expected volatility	93%	131%	143%

The pro forma amounts disclosed in Note 1 may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years, additional awards may be granted and awards may be cancelled in subsequent years.

The weighted-average deemed fair value of stock options granted was $1.23 in fiscal year 2003, $3.72 in fiscal year 2002 and $8.35 in fiscal year 2001.

During fiscal years 2003, 2002 and 2001, we issued 1,492,742 shares, 1,008,276 shares and 449,851 shares, respectively, under the Purchase Plan. The weighted-average deemed fair value of employees’ stock purchase rights under the Purchase Plan during fiscal years 2003, 2002 and 2001 was $1.28, $2.98, and $9.93, respectively. The fair value of the purchase rights granted in fiscal years 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.31%, 1.45% and 2.02% for fiscal years 2003, 2002 and 2001, respectively; expected dividend yield of zero percent and expected life of six months for fiscal years 2003, 2002, and 2001; and expected volatility of 93%, 131% and 143% for fiscal years 2003, 2002 and 2001, respectively.

Stock Repurchase Program

On September 19, 2001, our board of directors authorized a stock repurchase program of up to $6.0 million of our common stock. During fiscal year 2001, we repurchased 430,000 shares of our common stock for approximately $1.8 million under this program. During the third quarter of fiscal year 2002, we repurchased an additional 2,068,300 shares of our common stock for $4.2 million. On October 24, 2002, our board of directors extended the stock repurchase program by authorizing our management to repurchase up to an additional $3.0 million worth of our common stock. During the fiscal year 2003, we repurchased an additional 1,040,817 shares of our common stock for $3.0 million.

10.	Restructuring Charges

2002 Restructuring Plan

In response to the continuing global economic slowdown, we developed a workforce reduction and a facility exit plan in the third quarter of fiscal year 2002. As a result of this restructuring plan, we recorded a charge of $27.1 million (consisting of a $24.8 million idle facility charge and a $2.3 million workforce reduction charge) in the third quarter of fiscal year 2002. The goal of this restructuring plan was to reduce costs and improve operating efficiencies to adjust to the current business environment. Specifically, it was our decision, under this plan, to eliminate excess facility capacity in light of our revised facility requirements and to reduce our worldwide headcount by approximately 14% (or 80 employees). These initial restructuring charges were based on assumptions and related estimates that were deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the changes to our previous assumptions and estimates of our severance and benefits liabilities and the final terms and conditions of our facility subleases, we made the appropriate adjustments, in the second quarter of fiscal year 2003, to the initial restructuring charges recorded in fiscal year 2002. These adjustments were immaterial and had no net effect on our financial statements.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We initially recorded a charge of $24.8 million related to the exit of our idle facility. The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The remaining $3.3 million was related to the write-off of furniture and fixtures associated with the 801 Gateway facilities. As discussed above, we made an adjustment of $188,000 to increase this facility exit liability during the second quarter of fiscal year 2003. The facility had been idle since the leasing term began in May 2001 and we formally made a decision to exit this facility during the third quarter of fiscal year 2002. The estimated costs of exiting the facility, including estimated costs to sublease, were based on market information and trend analysis. As of December 31, 2003, $17.3 million of lease exit costs, net of anticipated sublease income, remain accrued and is expected to be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. Actual future cash requirements may differ materially from the accrual at December 31, 2002, particularly if the actual sublease income is significantly different from current estimates or if the Company is unsuccessful in its efforts to sublease its facility. The facility exit charge also included a $3.4 million write-off of property and equipment (primarily leaseholds improvements) as a result of the abandonment of leased facilities.

We also recorded a workforce reduction charge of $2.3 million related to severance and fringe benefits for terminated employees. The restructuring resulted in the termination of 90 employees across all employee levels, business functions, operating units and geographic regions. As of December 31, 2002, approximately 70 employees had been terminated as a result of the restructuring. The remaining employee terminations were completed and the remaining severance amounts totaling $480,000 were paid in 2003.

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

The following table summarizes the analysis of the restructuring accrual activity for the fiscal years ended December 31, 2001, 2002 and 2003 (in thousands):

	Severance & Benefits	Assets Write-Off	Facility Related	Total
Restructuring charges accrued during fiscal 2001	$859	$—	$—	$859
Cash payments	(782)	—	—	(782)

Balance at December 31, 2001	77	—	—	77
Restructuring charges accrued during fiscal 2002	2,274	3,382	21,480	27,136
Cash payments	(1,683)	—	(1,735)	(3,418)
Non-cash charges	—	(3,382)	—	(3,382)
Reclassification of deferred rent	—	—	450	450

Balance at December 31, 2002	668	—	20,195	20,863
Changes in estimates	(188)	—	188	—
Cash payments	(480)	—	(3,767)	(4,247)
Rents collected on the sublease	—	—	646	646

Balance at December 31, 2003	$—	$—	$17,262	17,262

Less: current portion				(2,198)

Long-term portion—December 31, 2003				$15,064

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2003	2002	2001
Federal:
Current	$153	$2,472	$2,399
Deferred	2,730	(2,198)	(228)

	2,883	274	2,171

State:
Current	44	210	286
Deferred	234	(188)	(32)

	278	22	254

Foreign:
Current	381	280	53
Deferred	—	—	—

	381	280	53

Provision for income taxes	$3,542	$576	$2,478

The tax benefits associated with exercises of stock options reduced taxes currently payable as shown above by $163,000, $2.3 million, and $2.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Such benefits were credited to additional paid-in capital when realized. Tax benefits associated with the utilization of acquired net operating loss carryforwards reduced taxes currently payable as shown above by $288,000 in 2002. Such benefits were credited to goodwill in 2002.

The loss before income taxes for foreign operations was $5.4 million, $8.7 million, and $811,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate (35 percent) to income before taxes is explained below (in thousands):

	Year ended December 31,
	2003	2002	2001
Income taxes at federal statutory rate	$(334)	$(8,713)	$(1,379)
Non-deductible goodwill and other charges	210	—	1,838
Operating loss not utilized	3,944	9,569	3,384
State tax, net of federal benefit	181	15	165
Tax credits	(442)	(353)	(1,581)
Other	(17)	58	51

	$3,542	$576	$2,478

As of December 31, 2003, Actuate had federal and state net operating loss carryforwards of approximately $9.2 million and $4.9 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in the year 2012 through 2021 if not utilized. The state net operating loss carryforwards will expire at various dates beginning in the year 2004 through 2011 if not utilized. As of December 31, 2003 Actuate had federal and state research tax credit carryforwards of approximately $1.9 million and $2.4 million, respectively. The federal research credits will expire at various dates beginning in the year 2013 through 2022 if not utilized.

Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of deferred tax assets and liabilities for federal and states are as follows (in thousands):

	December 31,
	2003	2002
Deferred Tax Assets
Net operating loss carryforward	$3,215	$2,982
Research credit carryforward	4,320	3,267
Capitalized research and development	125	125
Depreciation and amortization	2,099	2,686
Accruals and allowances not currently tax deductible	9,568	11,680

Total deferred tax assets	19,327	20,740
Valuation allowance	(17,267)	(16,283)

Net deferred tax assets	$2,060	$4,457

Deferred Tax Liabilities
Acquired intangible assets	$2,060	$1,493

SFAS No. 109, “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The net valuation allowance increased by approximately $1.0 million during the year ended December 31, 2003, $7.5 million during the year ended December 31, 2002, and $2.3 million during the year ended December 31, 2001. The $1.0 million increase in fiscal 2003 is net of an increase of approximately $3.0 million recorded as deferred tax expense in fiscal 2003. The offsetting decrease of approximately $2.0 million in the valuation allowance results from decreases in gross deferred tax assets of approximately $1.4 million, and increases of approximately $600,000 in gross deferred tax liabilities. As of December 31, 2003, approximately $5.4 million of the valuation allowance reflected above relates to the tax benefits of stock option deductions that will be credited to additional paid-in capital when realized.

12.	Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe, Canada, and Asia. Our revenues by geographic area are as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Revenues:
North America	$85,020	$84,523	$98,294
Europe	16,094	19,555	22,848
Asia Pacific and others	3,341	5,086	6,064

Total	$104,455	$109,164	$127,206

No single customer has accounted for 10% or more of total revenues in fiscal years 2003, 2002 or 2001.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Contingencies

MicroStrategy Lawsuit

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated. In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court and in September 2003, MicroStrategy filed a Petition for Appeal with the Virginia State Supreme Court. In March 2004, the Virginia State Supreme Court agreed to hear a portion of MicroStrategy’s Petition for Appeal. If the Virginia State Supreme Court overturns, in whole or in part, the Circuit Court’s ruling, this could have an adverse impact on our business, operating results and financial condition.

SEC Investigation

In January 2004, we were informed that the staff of the Securities and Exchange Commission (“SEC”) terminated its investigation related to two software license transactions that Actuate completed with Unify Corporation in early 2000 and that no enforcement action has been recommended to the SEC.

We are also engaged in certain other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial data for the eight quarters ended December 31, 2003 (in thousands, except per share data).

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$25,130	$26,006	$25,900	$27,419
(Loss) income from operations	$(1,653)	$(208)	$(662)	$848
Net loss	$(836)	$(1,861)	$(645)	$(1,155)
Net loss per share:
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.02)

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$28,801	$27,513	$25,554	$27,296
(Loss) income from operations	$(588)	$(207)	$(24,932)	$63
Net (loss) income	$(249)	$(21)	$(25,913)	$712
Net (loss) income per share:
Basic	$0.00	$0.00	$(0.43)	$0.01
Diluted	$0.00	$0.00	$(0.43)	$0.01

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2003	$3,711	$630	$747	$(2,811)	$2,277
Year ended December 31, 2002	6,205	1,225	660	(4,379)	3,711
Year ended December 31, 2001	2,895	1,781	2,776	(1,247)	6,205