Form 10-Q
period 2004-03-31
ACTUATE CORP
filed 2004-05-06
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of March 31, 2004
Common Stock, par value $.001 per share	61,491,368

Actuate Corporation

Part I. Financial Information

Item 1.    Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$25,268	$8,950
Short-term investments	20,600	36,489
Accounts receivable, net	19,588	20,208
Other current assets	2,658	2,599

Total current assets	68,114	68,246
Property and equipment, net	4,974	5,097
Goodwill, net	20,766	20,766
Other purchased intangibles, net	5,094	5,759
Other assets	1,195	1,538

	$100,143	$101,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,134	$2,758
Current portion of restructuring liabilities	2,517	2,198
Accrued compensation	4,287	4,402
Other accrued liabilities	4,817	4,772
Income taxes payable	1,228	1,241
Deferred revenue	25,556	25,790

Total current liabilities	40,539	41,161

Restructuring liabilities, net of current portion	14,494	15,064
Stockholders’ equity	45,110	45,181

	$100,143	$101,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
License fees	$11,477	$10,856
Services	14,191	14,274

Total revenues	25,668	25,130

Costs and expenses:
Cost of license fees	1,100	611
Cost of services	6,089	5,903
Sales and marketing	10,294	11,188
Research and development	5,191	4,569
General and administrative	2,673	3,742
Amortization of other intangibles	282	770
Restructuring charges	586	—

Total costs and expenses	26,215	26,783

Loss from operations	(547)	(1,653)
Interest and other income, net	170	159

Loss before income taxes	(377)	(1,494)
Income tax benefit	—	(658)

Net loss	$(377)	$(836)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Shares used in basic and diluted net loss per share calculation	61,358	60,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(377)	$(836)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred compensation	—	26
Amortization of other intangibles	665	996
Depreciation	574	843
Changes in operating assets and liabilities:
Accounts receivable	620	2,890
Other current assets	(59)	668
Accounts payable	(625)	1,301
Accrued compensation	(115)	(1,026)
Other accrued liabilities	45	656
Income tax (receivable)	(13)	(655)
Restructuring liabilities	(251)	(1,186)
Deferred revenue	(234)	(366)

Net cash provided by operating activities	230	3,311

Investing activities
Purchases of property and equipment	(451)	(479)
Proceeds from maturity of short-term investments	29,388	12,028
Purchases of short-term investments	(13,499)	(14,421)
Net change in other assets	343	(187)

Net cash provided by (used in) investing activities	15,781	(3,059)

Financing activities
Proceeds from issuance of common stock	426	1,344

Net cash provided by financing activities	426	1,344

Net increase in cash and cash equivalents	16,437	1,596
Effect of exchange rate on cash	(119)	(31)
Cash and cash equivalents at the beginning of the period	8,950	23,595

Cash and cash equivalents at the end of the period	$25,268	$25,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of Actuate Corporation are unaudited and include all normal recurring adjustments and non-recurring adjustments which we believe to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. Our first quarter of fiscal year 2004 results include a non-recurring restructuring charge of $586,000 associated with our French operation. Our results for the period ended March 31, 2003 included approximately $1.6 million in legal fees related to our trial with MicroStrategy, which did not recur in the current quarter. The preparation of the financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite our best effort to establish good faith estimates and assumptions, actual results may differ.

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 11, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months ended March 31, 2004 are not necessarily indicative of operating results for the full fiscal year.

Revenue Recognition

We generate revenues from sales of software licenses and related services. We receive software license revenues from licensing our products directly to end-users and indirectly through resellers, system integrators and original equipment manufacturers (“OEMs”). Our products do not require significant customization. The majority of end-user license revenues are derived from end-user customer orders for specific individual products. We receive service revenues from maintenance contracts, consulting services and training that we perform for customers.

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

We recognize maintenance revenues, which consist of fees for ongoing support and unspecified product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation and configuration. Training revenues are generated from classes offered at our headquarters and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software and all other revenue recognition criteria are met, provided services do not include significant customization or modification of the base product and are not otherwise essential to the functionality of the software.

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss – as reported	$(377)	$(836)
Add: Stock-based employee compensation expense, included in the determination of net loss as reported	—	26
Less: Stock-based employee compensation expense determined under the fair value method for all awards	(2,317)	(5,986)

Net loss – pro forma	$(2,694)	$(6,796)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.01)

Pro forma	$(0.04)	$(0.11)

The pro forma amounts disclosed above may not be representative of the effects on pro forma results in future years as options vest over several years, additional awards may be granted and awards may be cancelled in subsequent years.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net loss	$(377)	$(836)

Denominator:
Weighted-average common shares outstanding	61,358	60,227
Weighted-average shares subject to repurchase	—	—

Denominator for basic and diluted net loss per share	61,358	60,227

Basic and diluted net loss per share	$(0.01)	$(0.01)

All outstanding stock options have been excluded from the calculation of diluted net loss per share in the three months ended March 31, 2004 and 2003, because all such stock options are anti-dilutive. The weighted-average number of common shares excluded from the calculation of diluted net loss per share was 19,764,000 and 13,249,000 in the three months ended March 31, 2004 and 2003, respectively. Such stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Comprehensive Loss

Comprehensive loss includes foreign currency translation adjustments and other unrealized losses on short-term investments that are excluded from net loss and are reflected as changes in equity. A summary of comprehensive loss is summarized as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(377)	$(836)
Foreign currency translation adjustment	(119)	(17)
Unrealized loss on available-for-sale securities	—	(4)

Comprehensive loss	$(496)	$(857)

Reclassifications

The amortization charge for purchased technology has been reclassified from “Amortization of other intangibles” to “Cost of license fees” for all of the periods presented. The reclassifications had no impact on the results of operations or stockholders’ equity for the periods presented.

2.	Restructuring Charges

In response to the deteriorating global economic conditions, we committed to a facility exit plan in the third quarter of fiscal year 2002. The primary goal of this restructuring plan was to reduce costs and improve operating efficiencies in order to adjust to then existing business and economic environment. Specifically, it was our decision, under this plan, to eliminate excess facility capacity in light of our revised facility requirements. As a result of this restructuring plan, we recorded an initial charge of $27.1 million (consisting of a $24.8 million idle facility charge and a $2.3 million workforce reduction charge) during the fiscal year 2002.

The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The facility had been idle since the leasing term began in May 2001 and we formally made a decision to exit this facility during the third quarter of fiscal year 2002. As of March 31, 2004, $16.7 million of lease exit costs, net of anticipated sublease income, remain accrued and will be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made. Actual future cash requirements may differ materially from the accrual at March 31, 2004, particularly if the actual sublease income is significantly different from current estimates or if we are unsuccessful in our efforts to sublease the facility for the entire term of the lease (through fiscal year 2011).

In the first quarter of fiscal 2004 we initiated a restructuring of our French operation to size the operation to meet the expected business and economic environment for our products in France and to shift our sales strategy in France from one based primarily on direct sales to a strategy more dependent on indirect sales channels. This restructuring resulted in a workforce reduction of five total personnel and associated severance, benefit and related legal costs of $586,000 during the first quarter of 2004.

The following table summarizes the analysis of the restructuring accrual activity during the three months ended March 31, 2004 (in thousands):

	Severance & Benefits	Facility Related	Total
Total accrual balance – December 31, 2003	$—	$17,262	$17,262
Accrual adjustments	586	—	586
Cash payments, net	(285)	(552)	(837)

Total accrual balance – March 31, 2004	301	16,710	17,011
Less: current portion	(301)	(2,216)	(2,517)

Long-term portion – March 31, 2004	$—	$14,494	$14,494

3.	Deferred Revenue

Deferred revenue consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Maintenance and Support	$22,759	$23,346
Other	2,797	2,444

	$25,556	$25,790

Maintenance and support primarily consists of first year maintenance and support services associated with the initial purchase of our software, and the renewal of annual maintenance and support services from customers who purchased our software in prior periods. The maintenance and support period is generally 12 months. Accordingly, maintenance and support revenues are recognized on a straight-line basis over the term of the maintenance and support period.

Other consisted of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria of SOP 97-2, and are deferred until all revenue recognition criteria have been met.

4.	Income Taxes

No income tax provision was recorded in the three months ended March 31,2004, due to the Company’s inability to utilize net operating losses.

5.	Geographic Information

Our primary operations are located in the United States. Revenues from international sources related to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended March 31
	2004	2003
Revenues:
North America	$19,519	$21,347
Europe	4,573	3,311
Asia Pacific and others	1,576	472

	$25,668	$25,130

6.	Goodwill and Other Purchased Intangible Assets

Goodwill and intangible assets with indefinite lives consist of the following (in thousands):

	March 31, 2004	December 31 2003
Goodwill	$31,578	$31,578
Accumulated amortization	(10,812)	(10,812)

Goodwill, net	$20,766	$20,766

Other intangible assets consist of the following (in thousands):

	March 31, 2004			December 31, 2003
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance
Customer lists	$10,600	$(10,021)	$579	$10,600	$(9,896)	$704
Workforce	408	(136)	272	408	(85)	323
Purchased technologies	6,767	(2,989)	3,779	6,767	(2,605)	4,163
Non-compete agreements	1,030	(769)	261	1,030	(707)	323
Trademark	700	(496)	203	700	(453)	246

	$19,505	$(14,411)	$5,094	$19,505	$(13,746)	$5,759

For the first quarter of fiscal 2004 and 2003, approximately $384,000 and $226,000 were associated with the amortization of purchased technologies. The amortization of these costs were classified as cost of license fees in the statements of operations. Amortization of all the intangibles (excluding purchased technologies) were classified as amortization of other intangibles on the statement of operations.

7.	Contingencies

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

Commitments & Contingencies

In November 2002, the FASB released FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. Our license agreements include an indemnification for the infringement of third party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties. As of March 31, 2004, we had also issued letters of credit totaling $3.9 million related to our leased facilities. We do not have any other guarantees. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

8.	Subsequent Events

On April 28, 2004, the Board of Directors approved the extension of the Company’s stock repurchase program through the second quarter of fiscal 2004. Based on this approval, the Company is now authorized to purchase up to a specific amount of Actuate common stock during this period. Although the purchases have been authorized, it is at the discretion of the Company’s officers whether or not any purchases are made and, if so, at what prices.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 11, 2004.

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

Our total revenues for the first quarter of fiscal 2004 were $25.7 million, a 2% increase over the first fiscal quarter of 2003. This modest increase in revenues was primarily attributed to improved sales performance in our overseas locations. For the first quarter of fiscal 2004, net loss was $377,000 or $.01 per share, compared with a net loss of $836,000 or $.01 per share in the first fiscal quarter of 2003. The smaller loss in the first quarter of 2004 was primarily due to reduced legal expenses associated with the MicroStrategy trial that took place in the first quarter of 2003. Overall headcount has remained relatively stable at 531 heads as of March 31, 2004. We continue to modestly expand our development office in Shanghai, China but overall headcount is not expected to grow significantly in the near term.

North America total revenues decreased from $21.3 million in the first quarter of fiscal 2003 to $19.5 million in the first quarter of fiscal 2004, while revenues from international regions increased by 61% from $3.8 million in the first quarter of fiscal 2003 to $6.1 million in the first quarter of fiscal 2004. During the first quarter of fiscal year 2004, we derived 24% of our total revenues from sales outside of North America while 15% of our total revenues were derived from sales outside North America in the first quarter of fiscal year 2003. We anticipate that our ratio of international sales as a percentage of total sales will continue to be significant or grow slightly in the near term.

During fiscal year 2003 and the first quarter of fiscal year 2004, three trends emerged that had a significant impact on our results of operations. First, as an enterprise software vendor, we are impacted by the corporate spending environment for information technology (“IT”). During 2003, due to weak global economic conditions, we believe that our customers and prospects decreased their spending for IT, which had a negative impact on our business. We currently believe that corporate IT budgets will grow only modestly in 2004. Second, in 2003 we witnessed corporations consolidating their business intelligence software purchases into fewer suppliers. Corporations were reluctant to buy software from new vendors. This impacted our ability to acquire as many new customers as planned. If this trend continues it will impact our business in 2004. Finally, several of our competitors recently released products that are marketed to be directly competitive with our Enterprise Reporting Application Platform. The existence of these competitive products required additional sales and marketing efforts to differentiate our products, which resulted in extended sales cycles. We believe that competition in the enterprise reporting market will be vigorous in 2004.

During the first quarter of 2004, we initiated a change in the way we license our server products. We formerly licensed our server products on a per CPU basis. Under our new licensing model our server products are primarily licensed on a named user basis. Under certain circumstances, existing customers will be able to continue purchasing software under the CPU-based model for existing projects. Under the old CPU-based model, software copies were sold based on how many CPU’s the software would be running on. Under the named-user based model, we no longer consider how many CPU’s will be running our software. Rather, we now sell the licenses based on how many individual users will be using the product. The licenses are sold in predefined “user blocks”.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2004	2003
Revenues:
License fees	45%	43%
Services	55	57

Total revenues	100	100

Costs and expenses:
Cost of license fees	4	2
Cost of services	24	23
Sales and marketing	40	45
Research and development	20	18
General and administrative	11	15
Amortization of other intangibles	1	4
Restructuring charges	2	—

Total costs and expenses	102	107

Loss from operations	(2)	(7)
Interest and other income, net	1	1

Loss before income taxes	(1)	(6)
Income tax benefit	—	(3)

Net loss	(1)%	(3)%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, consulting and training. Total revenues increased 2% from $25.1 million for the quarter ended March 31, 2003 to $25.7 million for the quarter ended March 31, 2004. Sales outside of North America were $6.1 million, or 24% of total revenues for the first quarter of fiscal year 2004, compared to $3.8 million, or 15% of total revenues for the first quarter of fiscal year 2003. No single customer accounted for more than 10% of our revenues for any of the periods presented.

License fees. Revenues from license fees increased 6% from $10.9 million for the first quarter of fiscal year 2003 to $11.5 million for the first quarter of fiscal year 2004. As a percentage of total revenues, license fee revenues increased from 43% in the first quarter of fiscal year 2003 to 45% in the first quarter of fiscal year 2004. The increase in license fee revenues in absolute dollars and as a percentage of total revenues for the three months ended March 31, 2004, was primarily attributed to improved performance by our overseas locations.

Services. Service revenues decreased 1% from $14.3 million for the first quarter of fiscal year 2003 to $14.2 million for the first quarter of fiscal year 2004. As a percentage of total revenues, service revenues decreased from 57% in the first quarter of fiscal year 2003 to 55% in the first quarter of fiscal year 2004.

Costs and Expenses

Cost of license fees. Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. Cost of license fees increased from $611,000, or 6% of revenues from license fees, for the first quarter of fiscal year 2003 to $1.1 million, or 10% of revenues from license fees, for the first quarter of fiscal year 2004. The increase in costs of license fees was primarily due to an increase in third party royalties of approximately $360,000 resulting from the increase in the sales of our analytics product. We expect our cost of license fees as a percentage of revenues from license fees to be between 7% and 10% of revenues from license fees for the remainder of fiscal year 2004.

Cost of services. Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services increased from $5.9 million, or 41% of service revenues, for the first quarter of fiscal year 2003 to $6.1 million, or 43% of service revenues, for the first quarter of fiscal year 2004. The increase was primarily due to services and support related expenses of approximately $329,000, due to increased consulting, certified training and support costs in our international locations, offset by a $129,000 decrease in billable domestic travel and associated costs. We expect our cost of services, as a percentage of services revenues, will be in approximately the same range for the remainder of fiscal year 2004.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses decreased from $11.2 million, or 45% of total revenues for the first quarter of fiscal year 2003 to $10.3 million, or 40% of total revenues for the first quarter of fiscal year 2004. The decreases in sales and marketing expenses in both absolute dollars and as a percentage of total revenues for the three months ended March 31, 2004, were primarily due to a decrease of approximately $259,000 in costs relating to a reduction in sales and marketing personnel by six employees in Europe as well as an approximately $538,000 decrease in spending on marketing programs. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 40% to 45% of total revenues for the remainder of fiscal year 2004.

Research and development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased from $4.6 million, or 18% of total revenues for the first quarter of fiscal year 2003 to $5.2 million, or 20% of total revenues for the first quarter of fiscal year 2004. The increases in research and development expenses in both absolute dollars and as a percentage of total revenues for the three months ended March 31, 2004, were primarily due to approximately $467,000 in additional expenses relating to the addition of engineering personnel and related expenses in connection with the acquisition of Nimble in the third quarter of fiscal 2003. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 19% to 20% of total revenues for the remainder of fiscal year 2004.

General and administrative. General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal, bad debts and accounting expenses. General and administrative expenses decreased from $3.7 million, or 15% of total revenues for the first quarter of fiscal year 2003 to $2.7 million, or 11% of total revenues for the first quarter of fiscal year 2004. The decreases in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the three months ended March 31,

2004, were primarily due to the reduction of costs associated with the MicroStrategy trial for which we incurred $1.6 million of legal expenses during the three months ended March 31, 2003. The results for the first quarter of fiscal 2004 include approximately $117,000 of expenses related to our Sarbanes-Oxley Act Section 404 compliance project and training costs associated with the implementation of a new accounting system. We expect our general and administrative expenses as a percentage of total revenues to be about 10% for the remainder of fiscal year 2004.

Amortization of other intangibles. For the three months ended March 31, 2004, we recorded a charge of $282,000 for the amortization of other intangibles, or 1% of total revenues, as compared to $770,000 or 4% of total revenues of amortization of other intangibles for the same period of fiscal year 2003. The decreases in amortization of other intangibles in both absolute dollars and as a percentage of total revenues for the three months ended March 31, 2004, were primarily due to the customer base related to prior acquisitions which were fully amortized by the middle of fiscal 2003 resulting in a decrease of $538,000. These decreases were offset by a $51,000 increase in amortization of intangibles, namely workforce, associated with the Nimble acquisition in July of last year. The estimated amortizable lives of other intangible assets range between 2 to 5 years and will be fully amortized during fiscal year 2008. We expect the amortization of other intangibles expenses, in absolute dollars, will be in the same range for the remainder of fiscal year 2004.

Restructuring charges. In the first quarter of fiscal 2004, we initiated a restructuring of our French operation consisting primarily of a workforce reduction and associated legal expenses. In connection with this restructuring we recorded a severance charge totaling $586,000 during this quarter of which $285,000 was paid during the quarter.

Interest and other income, net. Interest and other income, net, is comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the three months ended March 31, 2004 was $170,000 as compared with $159,000 for the three months ended March 31, 2003.

Income tax benefit. The interim tax provision for the three months ended March 31, 2004 was computed to be zero due to the Company’s inability to utilize net operating losses. The provision for income taxes in fiscal year 2003 was based on the estimated worldwide annual effective income tax rate applied to the pre-tax net loss. The change in provision between the periods presented was primarily due to the non-recognition of the effect of net operating losses in 2004.

Liquidity and Capital Resources

As of March 31, 2004, we had cash, cash equivalents and short-term investments of $45.9 million, an increase of approximately $429,000 from $45.4 million at December 31, 2003; and $27.6 million in net working capital, an increase of approximately $490,000 from $27.1 million at December 31, 2003.

Cash from operating activities. Net cash provided from operating activities was $230,000 during the three months ended March 31, 2004, compared to $3.3 million during the three months ended March 31, 2003, a decrease of approximately $3.1 million. Cash provided by operations is directly related to the generation of revenues and subsequent collection of invoices. For the three-month period ended March 31, 2004, net cash provided by operating activities was generated by the net loss adjusted by non-

cash items of depreciation and amortization, and increased collections of accounts receivable, that were offset by decreases in deferred revenue and accrued compensation. For the three-month period ended March 31, 2003, net cash provided by operating activities was generated by the net loss adjusted by non-cash items of restructuring charges, depreciation and amortization, increased collections of accounts receivable and increase in income tax payable, that were offset by decreases in deferred revenue and accrued compensation.

Cash from investing activities. Net cash provided by investing activities was $15.8 million during the three months ended March 31, 2004, compared to net cash used in investing activities of $3.1 million during the three months ended March 31, 2003, a net increase of $18.8 million. For the three months ended March 31, 2004, net cash provided by investing activities was primarily due to the proceeds received from the maturity of short-term investments that were offset by the purchases of short-term investments, and purchases of property and equipment. For the three months ended March 31, 2003, net cash used in investing activities was primarily due to purchases of short-term investments, and purchases of property and equipment, that were offset by the proceeds received from the maturity of short-term investments.

Cash from financing activities. Net cash provided by financing activity was $426,000 during the three months ended March 31, 2004, compared to $1.3 million during the three months ended March 31, 2003. For the three months ended March 31, 2004, net cash provided by financing activities was from the proceeds derived from issuance of common stock under the stock option plan. For the same period last year, net cash provided by financing activities was primarily from the proceeds derived from the issuance of common stock under the employee stock purchase and stock option plans.

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

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were effective.

(b)	Changes in internal controls. No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The susceptibility of our operating results to significant fluctuations makes any prediction, including our estimates, of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

–	Demand for our products;

–	The size and timing of significant orders for our products;

–	A slow down or a decrease in spending on information technology by our current and/or Prospective customers;

–	The marketing of products by our competitors that are directly competitive with our products;

–	The management, performance and expansion of our international operations;

–	Customers’ desire to consolidate its purchases of business intelligence software to one or a very small number of vendors from which the customer has already purchased software;

–	General domestic and international economic and political conditions, including war and terrorism or the threat of war or terrorism;

–	Sales cycles and sales performance of our indirect channel partners;

–	Changes in the way we price our products;

–	The existence and the outcome of the appeal of the MicroStrategy lawsuit;

–	Continued successful relationships and the establishment of new relationships with OEMs;

–	Changes in our level of operating expenses and our ability to control costs;

–	The outcome or publicity surrounding any pending or threatened lawsuits;

–	Ability to make new products commercially available in a timely manner;

–	Budgeting cycles of our customers;

–	Changes in pricing policies by us or our competitors;

–	Failure to successfully manage acquisitions made by us;

–	Defects in our products and other product quality problems; and

–	Failure to successfully meet hiring needs and unexpected personnel changes.

Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Furthermore, several factors may require us, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

–	Whether the license agreement includes both software products that are then currently available and software products or other enhancements that are still under development;

–	Whether the license agreement relates entirely or partly to software products that are currently not available;

–	Whether the license agreement requires the performance of services that may preclude revenue recognition until successful completion of such services; and

–	Whether the license agreement includes acceptance criteria that may preclude revenue recognition prior to customer acceptance.

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

IF WE FAIL TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

Our total revenues derived from sales outside North America were 24% in the first quarter of 2004 and 15% and 23% in fiscal years 2003 and 2002, respectively. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as our OEMs, resellers and systems integrators. Our revenues from license fees resulting from sales through indirect channel partners were approximately 24% in our first quarter of 2004 and 47% and 32% in fiscal years 2003 and 2002, respectively. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of our strategy is to embed our technology in products offered by OEMs for resale or as a hosted application to such OEM’s customers and end-users. We also intend to establish and expand our relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend our products to their clients. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our OEMs experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

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

IF MICROSTRATEGY’S APPEAL IS SUCCESSFUL, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated. In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court and in September 2003, MicroStrategy filed a Petition for Appeal with the Virginia State Supreme Court. In March 2004, the Virginia State Supreme Court agreed to hear a portion of MicroStraegy’s Petition for Appeal. If the Virginia State Supreme Court agrees to hear MicroStrategy’s appeal and if the Virginia State Supreme Court overturns, in whole or in part, the Circuit Court’s ruling, this could have an adverse impact on our business, operating results and financial condition and result in the following:

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

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

–	Actual or anticipated fluctuations in our operating results;

–	Changes in the economic and political conditions in the United States and abroad;

–	Terrorist attacks, war or the threat of war;

–	The announcement of mergers or acquisitions by us or our competitors;

–	Developments in ongoing or threatened litigation;

–	Announcements of technological innovations;

–	New products or new contracts announced by us or our competitors;

–	Developments with respect to copyrights or proprietary rights;

–	Price and volume fluctuations in the stock market;

–	Changes in corporate purchasing of Enterprise Reporting Application software;

–	Failure to comply with section 404 of the Sarbanes-Oxley Act by December 31, 2004 ;

–	Adoption of new accounting standards affecting the software industry; and

–	Changes in financial estimates by securities analysts.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Section 1350 Certifications

(b)	Reports on Form 8-K:

Report Date	Description of Document

January 21, 2004	The Company furnished a Current Report on Form 8-K to report, under Item 9 thereof, the issuance of a press release announcing that the Securities and Exchange Commission has terminated its investigation regarding two software license transactions that the company executed with Unify Corporation in early 2000, and has recommended that no enforcement action be taken against either Actuate Corporation or Nico Nierenbertg.

January 29, 2004	The Company furnished a Current Report on Form 8-K to report, under Item 12 thereof, the issuance of a press release regarding the Company’s financial results for the quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation (Registrant)

Dated: May 6, 2004	By:	/s/ DANIEL A. GAUDREAU

Daniel A. Gaudreau Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)