Form 10-Q
period 2004-06-30
ACTUATE CORP
filed 2004-08-09
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

    Yes  ☒            No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

    Yes  ☒            No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of June 30, 2004
Common Stock, par value $.001 per share	61,706,913

Actuate Corporation

Part I. Financial Information

Item 1.    Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$24,303	$8,950
Short-term investments	26,019	36,489
Accounts receivable, net of allowances of $1,246 at June 30, 2004 and $2,277 at December 31, 2003	19,445	20,208
Other current assets	2,510	2,599

Total current assets	72,277	68,246
Property and equipment, net	5,530	5,097
Goodwill, net	20,766	20,766
Other intangibles, net	4,435	5,759
Other assets	1,180	1,538

	$104,188	$101,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,510	$2,758
Current portion of restructuring liabilities	2,504	2,198
Accrued compensation	4,139	4,402
Other accrued liabilities	5,085	4,772
Income taxes payable	1,964	1,241
Deferred revenue	26,749	25,790

Total current liabilities	43,951	41,161
Restructuring liabilities, net of current portion	13,976	15,064
Stockholders’ equity	46,261	45,181

	$104,188	$101,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
License fees	$12,296	$11,898	$23,773	$22,754
Services	15,553	14,108	29,744	28,382

Total revenues	27,849	26,006	53,517	51,136

Costs and expenses:
Cost of license fees	831	621	1,931	1,232
Cost of services	6,580	5,853	12,669	11,756
Sales and marketing	10,706	11,534	21,000	22,722
Research and development	5,224	4,398	10,415	8,967
General and administrative	2,373	3,108	5,046	6,850
Amortization of other purchased intangibles	276	700	558	1,470
Restructuring charges	—	—	586	—

Total costs and expenses	25,990	26,214	52,205	52,997

Income (loss) from operations	1,859	(208)	1,312	(1,861)
Interest and other income, net	214	141	384	300

Income (loss) before income taxes	2,073	(67)	1,696	(1,561)
Provision for income taxes	778	1,794	778	1,136

Net income (loss)	$1,295	$(1,861)	$918	$(2,697)

Basic net income (loss) per share	$0.02	$(0.03)	$0.01	$(0.04)

Shares used in basic per share calculation	61,488	60,404	61,423	60,316

Diluted net income (loss) per share	$0.02	$(0.03)	$0.01	$(0.04)

Shares used in diluted per share calculation .	65,623	60,404	65,366	60,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net income (loss)	$918	$(2,697)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of deferred compensation	—	41
Amortization of purchased intangibles	1,324	1,921
Depreciation	1,225	1,677
Changes in operating assets and liabilities:
Accounts receivable .	763	4,368
Other current assets	89	732
Deferred tax assets	—	146
Accounts payable	752	424
Accrued compensation	(263)	127
Other accrued liabilities	313	(535)
Income taxes payable	723	145
Restructuring liabilities	(782)	(2,069)
Deferred revenue	959	(223)

Net cash provided by operating activities	6,021	4,057

Investing activities
Purchases of property and equipment	(1,658)	(1,138)
Proceeds from maturity of short-term investments	35,469	30,192
Purchases of short-term investments	(25,080)	(16,417)
Net change in other assets	358	(175)

Net cash provided by investing activities	9,089	12,462

Financing activities
Proceeds from issuance of common stock	1,334	1,819
Stock repurchases	(1,179)	(1,015)

Net cash provided by financing activities	155	804

Net increase in cash and cash equivalents	15,265	17,323

Effect of exchange rate change on cash	88	(30)
Cash and cash equivalents at the beginning of the period	8,950	23,595

Cash and cash equivalents at the end of the period	$24,303	$40,888

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

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 11, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the six months ended June 30, 2004 are not necessarily indicative of operating results for any other future interim period or the full fiscal year.

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

We recognize revenues in accordance with AICPA Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For sales to end-user customers, we recognize license revenues when a license agreement has been signed by both parties or a definitive purchase order has been received from the customer, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. We have not established vendor specific objective evidence of fair value for license fees and; therefore, we recognize revenues from arrangements with multiple elements involving software licenses under the residual method. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due, assuming that all other revenue recognition criteria are met.

We enter into reseller and distributor arrangements that typically give such distributors and resellers the right to distribute our products to end-users headquartered in specified territories. We recognize license revenues from arrangements with U.S. resellers and distributors when there is persuasive evidence of an arrangement with the reseller or distributor, the product has been shipped, the fees are fixed or determinable and collectibility is probable. We recognize license fee revenues from arrangements with international resellers and distributors upon receipt of evidence of sell-through and when all other revenue recognition criteria have been met. If it is not practical to obtain evidence of sell-through, we defer revenues until the end-user has been identified and cash has been received. In some instances there is a timing difference between when our reseller completes its sale to the end-user and the period in which we receive the documentation required for revenue recognition. Because we delay revenue recognition until the required documentation is obtained, we may recognize revenue in a period subsequent to the period in which the reseller completes the sale to its end-user.

We also enter into OEM arrangements that provide for license fees based on the bundling or embedding of our products with the OEMs’ products. These arrangements generally provide for fixed, irrevocable royalty payments. We recognize license fee revenues from the United States OEM arrangements when a license agreement has been signed by both parties, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. For sales through international OEMs, we defer revenue until we receive a royalty report from such OEM assuming all other revenue recognition criteria have been met. As discussed above, there may be a timing difference between the period in which our OEM completes the sale to its end-user, and the period in which we recognize the revenue.

Credit-worthiness and collectibility for end-users, resellers, distributors and OEMs are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and current credit profile. When a customer is not deemed credit-worthy, revenues are deferred and recognized upon cash receipt.

We recognize maintenance revenues, which consist of fees for ongoing support and unspecified product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation and configuration. Training revenues are generated from classes offered at our headquarters and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software and when all other revenue recognition criteria are met, provided services do not include significant customization or modification of the product and are not otherwise essential to the functionality of the software.

Stock-Based Compensation

We have not adopted the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and continue to account for employee stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations. Accordingly, no compensation expense is recognized for stock options issued to employees since the strike price equals the market price on the date of grant for all options issued. Stock option grants to non-employees are accounted for using the fair value method under SFAS 123.

The fair value of the options granted under our Stock Option Plans and stock issued under our Employee Stock Purchase Plan in all periods was estimated using the Black-Scholes method, with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.13%	2.46%	3.13%	2.62%
Expected volatility	109.58%	116.09%	109.58%	114.27%
Expected life of grants under the Stock Option Plans	3 years	3 years	3 years	3 years
Expected life of grants under the Purchase Plan	0.5 year	0.5 year	0.5 year	0.5 year

The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) - as reported	$1,295	$(1,861)	$918	$(2,697)
Add: Stock-based employee compensation expense, included in the determination of net income (loss) as reported, net of tax	—	12	—	38
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(2,063)	(4,296)	(4,380)	(10,775)

Net loss- pro forma	$(768)	$(6,145)	$(3,462)	$(13,434)

Net income (loss) per share - basic:
As reported	$0.02	$(0.03)	$0.01	$(0.04)

Pro forma under SFAS 148	$(.01)	$(0.10)	$(0.06)	$(0.22)

Net income (loss) per share – diluted:
As reported	$0.02	$(0.03)	$0.01	$0.04

Pro forma under SFAS 148	$(.01)	$(0.10)	$(0.06)	$(0.22)

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$1,295	$(1,861)	$918	$(2,697)

Denominator:
Weighted-average common shares outstanding	61,488	60,404	61,423	60,316
Weighted-average employee stock options outstanding	4,135	—	3,943	—

Denominator for basic and diluted net income (loss) per share	65,623	60,404	65,366	60,316

Basic and diluted net income (loss) per share	$0.02	$(0.03)	$0.01	$(0.04)

All outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share in the three and six months ended June 30, 2003, because all such stock options are anti-dilutive. The weighted-average number of common shares excluded from the calculation of diluted net loss per share was 19,961,000 in the three months ended June 30, 2003 and 22,348,000 in the six months ended June 30, 2003. Such stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

We generated net income for the three and six month periods ending June 30, 2004. Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of common shares excluded from the calculation of diluted net income was 7,715,644 in the three months ended June 30, 2004 and 8,100,147 in the six months ended June 30, 2004.

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and other unrealized losses on short-term investments that are excluded from net income (loss) and are reflected as a component of stockholders’ equity. A summary of comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$1,295	$(1,861)	$918	$(2,697)
Foreign currency translation adjustment, net of tax effect	129	1	55	(16)
Unrealized loss on available-for-sale-securities, net of tax effect	(50)	(4)	(50)	(8)

Comprehensive income (loss)	$1,374	$(1,864)	$923	$(2,721)

The net tax effect on foreign currency translation and unrealized loss on short-term investments is $48,000 and $2,000 for the three and six months ending June 30, 2004, respectively. For the same period last year, the net tax effect on foreign currency translation and unrealized loss on short-term investments was zero and $14,000, respectively.

Reclassifications

The amortization charge for purchased technology has been reclassified from “Amortization of other intangibles” to “Cost of license fees” for all of the periods presented. The reclassifications had no impact on the results of operations or stockholders’ equity for the periods presented.

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments (EITF 03-1), which addresses how to determine the meaning of other-than temporary for impairments and how that concept should be applied to investments accounted for as either available-for-sale or held-to-maturity under SFAS 115 or in accordance with SFAS 124. The recognition and measurement provisions of EITF 03-1 are applicable for reporting periods beginning after June 15, 2004. Disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003. The adoption of EITF 03-1 did not have a material effect on our operating results or financial condition.

2.	Restructuring Charges

In the third quarter of fiscal year 2002, in response to the deteriorating global economic conditions, we implemented a restructuring plan which included a facility exit plan. As a result of this restructuring plan, we recorded an initial charge of $27.1 million (consisting of a $24.8 million idle facility charge and a $2.3 million workforce reduction charge) during fiscal year 2002. As of June 30, 2004, $16.2 million of lease exit costs, net of anticipated sublease income, remain accrued and will be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made. Actual future cash requirements may differ materially from the accrual at June 30, 2004, particularly if the actual sublease income is significantly different from current estimates or if we are unsuccessful in our efforts to sublease the facility for the entire term of the lease (through fiscal year 2011).

In the first quarter of fiscal 2004 we initiated a restructuring of our French operation to size the operation to meet the expected business and economic environment for our products in France and to shift our sales strategy in France from one based primarily on direct sales to a strategy more dependent on indirect sales channels. This restructuring resulted in a workforce reduction of five total people and associated severance, benefit and related legal costs of $586,000 during the first quarter of 2004.

The following table summarizes the analysis of the restructuring accrual activity during the six months ended June 30, 2004 (in thousands):

	Severance & Benefits	Facility Related	Total
Total accrual balance – December 31, 2003	$—	$17,262	$17,262
Accrual adjustments	586	—	586
Cash payments, net	(315)	(1,053)	(1,368)

Total accrual balance – June 30, 2004	271	16,209	16,480
Less: current portion	(271)	(2,233)	(2,504)

Long-term portion – June 30, 2004	$—	$13,976	$13,976

3.	Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Maintenance and support	$24,381	$23,346
Other	2,368	2,444

	$26,749	$25,790

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

Other consisted of deferred license, training and consulting fees generated from arrangements that did not meet some or all of the revenue recognition criteria of SOP 97-2, and are deferred until all revenue recognition criteria have been met.

4.	Income Taxes

The interim tax provisions for the three months and six months ended June 30, 2004 and 2003 consists primarily of U.S. and state taxes on domestic operations, and are computed based on the annual estimated effective rates applicable to such operations.

5.	Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
North America	$22,344	$21,780	$41,864	$43,127
Europe	4,176	3,384	8,749	6,695
Asia Pacific and others	1,329	842	2,904	1,314

	$27,849	$26,006	$53,517	$51,136

As of June 30, 2004, we operated solely in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. The Company had one customer that accounted for approximately 10% of the Company’s total revenue for the three months ended June 30, 2004. There were no customers that accounted for more than 10% of total revenues in the first quarter of 2004 or the first six months of fiscal year 2003.

6.	Goodwill and Other Purchased Intangible Assets

Goodwill and purchased intangible assets with indefinite lives consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Goodwill	$31,578	$31,578
Accumulated amortization prior to January 1, 2002	(10,812)	(10,812)

Goodwill, net	$20,766	$20,766

Other purchased intangible assets consist of the following (in thousands):

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$10,600	$(10,146)	$454	$10,600	$(9,896)	$704
Workforce	408	(187)	221	408	(85)	323
Purchased technologies	6,767	(3,371)	3,396	6,767	(2,605)	4,163
Non-compete agreements	1,030	(825)	205	1,030	(707)	323
Trademark	700	(541)	159	700	(453)	246

	$19,505	$(15,070)	$4,435	$19,505	$(13,746)	$5,759

For the second quarter of fiscal 2004 and 2003, amortization expense associated with the amortization of purchased technologies was approximately $383,000 and $226,000, respectively. For the six months ended June 30, 2004 and 2003, amortization expense associated with the amortization of purchased technologies was approximately $766,000 and $451,000, respectively. The amortization of these purchased technologies costs is classified as cost of license fees in the condensed consolidated statements of operations. Amortization of all other intangibles (excluding purchased technologies) is classified as amortization of other purchased intangibles on the condensed consolidated statements of operations.

7.	Contingencies

MicroStrategy Lawsuit

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated (“MicroStrategy”). In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court and in September 2003 filed a Petition for Appeal with the Virginia State Supreme Court. In March 2004, the Virginia State Supreme Court agreed to hear a portion of MicroStrategy’s Petition for Appeal and such appeal was heard in June 2004. A ruling is expected in September, 2004. If the Virginia State Supreme Court overturns, in whole or in part, the Circuit Court’s ruling, this could have an adverse impact on our business, operating results and financial condition.

We are also engaged in certain other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

Commitments & Contingencies

Our license agreements include an indemnification for the infringement of third party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties. As of June 30, 2004, we had also issued letters of credit totaling $3.9 million related to our leased facilities. We do not have any other guarantees.

Operating Lease Commitments

Actuate leases its headquarter facilities under non-cancelable operating leases expiring in April 2011. In conjunction with the signing of these building leases, we provided the landlord with a letter of credit in the amount of $3.9 million as a security deposit. We have granted security interest in all of our assets as a security for the letter of credit. As of June 30, 2004, aggregate minimum lease commitments under all operating leases are as follows (in thousands):

Fiscal Year	Future minimum lease payment	Future sublease proceeds	Net future minimum lease payments
2004	$3,165	$(620)	$2,545
2005	6,341	(1,267)	5,074
2006	5,886	(212)	5,674
2007	5,958	—	5,958
2008	3,872	—	3,872
Thereafter	8,505	—	8,505

	$33,727	$(2,099)	$31,628

8.	Subsequent Events

On July 28, 2004, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. We are now authorized to repurchase up to $1.5 million of Actuate common stock on a quarterly basis. Although the repurchase of Actuate common stock has been authorized, it is at the discretion of the Company’s officers whether or not any purchases are made and, if so, at what price.

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

Overview

We are a leading provider of an Enterprise Reporting Application Platform, a unified software platform that enables large organizations and packaged application software vendors to develop and deploy self-service, customer and employee-facing Enterprise Reporting Applications. Enterprise Reporting Applications are intuitive, Web portal-like reporting applications that empower 100% of users with decision-making information. Our Actuate 7 and 8 product lines provide a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical Enterprise Reporting Applications. These applications retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy Enterprise Reporting Applications across a range of business functions including financial management, sales management, account management, and customer self-service.

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

Our total revenues for the second quarter of fiscal 2004 were $27.8 million, a 7% increase over the second fiscal quarter of 2003. The increase in revenues was primarily attributed to improved international sales which grew over 30%, or $1.3 million, and an overall growth in services which grew by 10%, or $1.4 million, versus the same period last year. For the second quarter of fiscal 2004, net income was $1.3 million or $.02 per share, compared with a net loss of $1.9 million or $.03 per share in the second fiscal quarter of 2003. The income in the second quarter of 2004 was primarily due to the increase in sales and an overall net reduction in expenses resulting from reduced legal expenses associated with the MicroStrategy trial that took place in the first quarter of 2003. Our total headcount was 544 heads as of June 30, 2004, a 4% increase from the same period in the prior year. Most of this increase occurred in our research and development group due to our acquisition of Nimble Technologies in the third quarter of last year and the expansion of our operations in Shanghai, China. This growth was offset by reductions in our indirect and international sales staff. We expect to continue to modestly expand our development office in Shanghai, China but our total headcount is not expected to grow significantly in the near term.

North America total revenues increased from $21.8 million in the second quarter of fiscal 2003 to $22.4 million in the second quarter of fiscal 2004. Revenues from international regions also increased from $4.2 million in the second quarter of fiscal 2003 to $5.5 million in the second quarter of fiscal 2004. During the second quarter of fiscal year 2004, we derived 20% of our total revenues from sales outside of North America versus 16% in the same period last year. We anticipate that international sales as a percentage of total sales will continue to increase slightly in the near term.

During the first half of fiscal year 2004, the following trends had a significant impact on our results of operations. First, we experienced a weak corporate spending environment for information technology . Second we continued to see corporations consolidating their business intelligence software purchases into fewer suppliers. This impacted our ability to acquire as many new Global 9000 customers as planned. Finally, we continue to experience vigorous competition in the enterprise reporting market. We believe that these trends will continue during the remainder of 2004.

During the first half of 2004, we introduced an additional way in which we license our server products. This change was made to allow for a lower entry point for new customers as well as to address the increases in the performance of individual CPU’s and the scalability of our software. We formerly only licensed our server products on a CPU basis. Under our new licensing model our server products can either be licensed on a CPU basis or on a named user basis. Under the CPU based model, software copies are licensed based on how many CPU’s are contained in the server or cluster of servers on which our server software is installed. Under the named user based model, we license our software based on how many individual users will be receiving content generated by our software. These named user licenses are sold in predefined “user blocks”. In addition to the introduction of named user pricing, we also increased the list price for our CPU-based licenses during the first half of fiscal year 2004. We have been operating under these new pricing models for a relatively short period of time, and to date have not seen a material impact of these changes on revenue.

During the second quarter of this fiscal year, we launched the newest version of our product line, Actuate 8. One of the key new Actuate 8 product offerings is our Enterprise Information Integration (EII) technology.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
License fees	44%	46%	44%	44%
Services	56	54	56	56

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	3	3	4	3
Cost of services	24	22	24	23
Sales and marketing	38	44	39	44
Research and development	19	17	19	18
General and administrative	8	12	9	13
Amortization of other purchased intangibles	1	3	1	3
Restructuring charges	—	—	1	—

Total costs and expenses	93	101	97	104

Income (loss) from operations	7	(1)	3	(4)
Interest and other income, net	1	1	1	1

Income (loss) before income taxes	8	0	4	(3)
Provision for income taxes	(3)	(7)	(2)	(2)

Net income (loss)	5%	(7)%	2%	(5)%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, consulting and training. Total revenues increased 7% from $26.0 million for the quarter ended June 30, 2003 to $27.8 million for the quarter ended June 30, 2004. Sales outside of North America were $5.5 million, or 20% of total revenues for the second quarter of fiscal year 2004, compared to $4.2 million, or 16% of total revenues for the second quarter of fiscal year 2003. For the six months ended June 30, 2004, sales outside of North America were $11.6 million, or 22% of total revenues as compared to $8.0 million, or 16% of total revenues for the six months ended June 30, 2003. As was previously discussed, during the first half of fiscal 2004, we introduced our named user based pricing model and also increased the list prices for CPU-based licenses. We have been operating under these new pricing models for a relatively short period of time, and to date have not seen a material impact of these changes on revenue.

During the second quarter of this year, an order from one customer accounted for approximately 10% of our total revenues for the quarter. There were no customers that accounted for more than 10% of total revenues in the first quarter of 2004 or the first six months of fiscal year 2003.

        License fees. Revenues from license fees increased 3% from $11.9 million for the second quarter of fiscal year 2003 to $12.3 million for the second quarter of fiscal year 2004. For the six months ended June 30, 2004, license fee revenues were $23.8 million, a 4% increase over license fee revenues of $22.8 million for the six months ended June 30, 2003. As a percentage of total revenues, license fee revenues decreased from 46% in the second quarter of fiscal year 2003 to 44% in the second quarter of fiscal year 2004. For the six months ended June 30, 2004, license fee revenues as a percentage of total revenues were 44%, which was the same for six months ended June 30, 2003. We expect license fees as a percentage of total revenues to remain in the range of 43% to 45% for the remainder of fiscal year 2004.

        Services. Service revenues increased 10% from $14.1 million for the second quarter of fiscal year 2003 to $15.6 million for the second quarter of fiscal year 2004. For the six months ended June 30, 2004, services revenues were $29.7 million, a 5% increase over services revenues of $28.4 million for the six months ended June 30, 2003. As a percentage of total revenues, service revenues increased from 54% in the second quarter of fiscal year 2003 to 56% in the second quarter of fiscal year 2004. For the six months ended June 30, 2004, services revenues as a percentage of total revenues were 56%, which was the same for six months ended June 30, 2003. The increase in services revenues during the second quarter of this year was primarily attributable to an increase of approximately $2.0 million in renewal of maintenance and support contracts in the United States.

Costs and Expenses

        Cost of license fees. Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. Cost of license fees increased from $621,000, or 5% of revenues from license fees, for the second quarter of fiscal year 2003 to $831,000, or 7% of revenues from license fees, for the second quarter of fiscal year 2004. Cost of license fees increased from $1.2 million, or 5% of revenues from license fees, for the six months ended June 30, 2003 to $1.9 million, or 8% of revenues from license fees, for the six months ended June 30, 2004. The increase in costs of license fees for the first six months of fiscal year 2004 was primarily due to an increase in third party royalties of $419,000 and an increase of approximately $316,000 in purchased technology due to our acquisition of Nimble Technologies in the third quarter of last year. We expect our cost of license fees as a percentage of revenues from license fees to be between 7% and 10% of revenues from license fees for the remainder of fiscal year 2004.

        Cost of services. Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services increased from $5.9 million, or 41% of service revenues, for the second quarter of fiscal year 2003 to $6.6 million, or 42% of service revenues, for the second quarter of fiscal year 2004. Cost of services increased from $11.8 million, or 41% of service revenues, for the six months ended June 30, 2003 to $12.7 million, or 43% of service revenues, for the six months ended June 30, 2004. The increases in absolute dollars are primarily the result of the increase in services revenue experienced during the quarter. We expect our cost of services, as a percentage of services revenues, will be in approximately the same range for the remainder of fiscal year 2004.

        Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses decreased from $11.5 million, or 44% of total revenues for the second quarter of fiscal year 2003 to $10.7 million, or 38% of total revenues for the second quarter of fiscal year 2004. Sales and marketing expenses decreased from $22.7 million, or 44% of total revenues, for the six months ended June 30, 2003 to $21.0 million, or 39% of total revenues, for the six months ended June 30, 2004. The decreases in sales and marketing expenses in both absolute dollars and as a percentage of total revenues for the six months ended June 30, 2004, were primarily due to headcount reduction in our European operations resulting in reduced employee costs of approximately $900,000, and a corporate-wide reduction of marketing expenses of approximately $970,000 offset by increased commissions of approximately $760,000 in our U.S operations. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 40% to 45% of total revenues for the remainder of fiscal year 2004.

        Research and development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased from $4.4 million, or 17% of total revenues for the second quarter of fiscal year 2003 to $5.2 million, or 19% of total revenues for the second quarter of fiscal year 2004. Research and development expenses increased from $9.0 million, or 18% of total revenues, for the six months ended June 30, 2003 to $10.4 million, or 19% of total revenues, for the six months ended June 30, 2004. The increases in research and development expenses for the six months ended June 30, 2004, were primarily due to additional expenses of approximately $1.3 million relating to the addition of engineering personnel and related expenses in connection with the acquisition of Nimble Technologies during the third quarter of fiscal 2003 and the expansion of our research facility in Shanghai, China. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 17% to 20% of total revenues for the remainder of fiscal year 2004.

        General and administrative. General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal, bad debts and accounting expenses. General and administrative expenses decreased from $3.1 million, or 12% of total revenues for the second quarter of fiscal year 2003 to $2.4 million, or 8% of total revenues for the second quarter of fiscal year 2004. General and administrative expenses decreased from $6.9 million, or 13% of total revenues, for period ended June 30, 2003 to $5.0 million, or 9% of total revenues, for period ended June 30, 2004. The decreases in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the six months ended June 30, 2004, were primarily due to the reduction of costs associated with the MicroStrategy trial for which we incurred $2.1 million of legal expenses during the six months ended June 30, 2003, the reversal of a sales tax audit accrual of $365,000 in the second quarter of this year due to a favorable outcome on a Board of Equalization audit, and capitalization of implementation costs associated with the launch of the PeopleSoft system of approximately $253,000. These decreases were offset by an increase in internal audit costs of approximately $397,000 related to the Sarbanes-Oxley section 404 compliance project. We expect our general and administrative expenses as a percentage of total revenues to be about 10% for the remainder of fiscal year 2004.

        Amortization of other intangibles. For the three months ended June 30, 2004, we recorded a charge of $276,000 for the amortization of other purchased intangibles, or 1% of total revenues, as compared to $700,000 or 3% of total revenues for the same period of fiscal year 2003. Amortization of other purchased intangibles for the six months ended June 30, 2004 was $558,000, or 1% of total revenues, as compared to $1.5 million, or 3% of total revenues, for the six months ended June 30, 2003. The decreases in amortization of other purchased intangibles in both absolute dollars and as a percentage of total revenues for the six months ended June 30, 2004, were primarily due to the full amortization during fiscal 2003 of certain intangibles relating to prior acquisitions resulting in a decrease of approximately $1.0 million. These decreases were offset by a $102,000 increase in amortization of purchased intangibles, namely workforce, associated with the Nimble Tehcnologies acquisition, which we completed in July of last year. The estimated amortizable lives of other purchased intangible assets range between 2 to 5 years and the total balance will be fully amortized by the end of fiscal year 2008 assuming no further acquisitions. We expect the amortization expense of other purchased intangibles in absolute dollars, will be in the same range for the remainder of fiscal year 2004.

Restructuring charges. In the first quarter of fiscal 2004, we initiated a restructuring of our French operation consisting primarily of a workforce reduction and associated legal expenses. In connection with this restructuring we recorded a restructuring charge totaling $586,000 during the first quarter of this year of which $285,000 and $30,000 were paid during the first and second quarters of this year, respectively.

Interest and Other Income, Net

Interest and other income, net, is comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the six months ended June 30, 2004 was $384,000 as compared with $300,000 for the six months ended June 30, 2003.

Provision for Income Taxes

We recorded an income tax provision of $778,000 in the three months ended June 30, 2004, as compared to an income tax provision of $1.8 million in the three months ended June 30, 2003. For the six months ended June 30, 2004, we recorded an income tax provision of $778,000, as compared to an income tax provision of $1.1 million for the same period of fiscal year 2003. No tax benefit was recorded for the pre-tax loss incurred in the three months ended March 31, 2004. The provision for income taxes in the six months ended June 30, 2004, was based on the estimated worldwide annual effective tax rate applied to the pre-tax income. The provision for income taxes in the three months and six months ended June 30, 2003, consisted primarily of U.S. and state taxes on our domestic operations, and is computed based on the estimated domestic annual effective tax rate applied to the interim results of our domestic operations.

Liquidity and Capital Resources

As of June 30, 2004, we had cash, cash equivalents and short-term investments of $50.3 million, an increase of approximately $4.9 million from $45.4 million at December 31, 2003. We also had $28.3 million in net working capital as of June 30, 2004, representing an increase of approximately $1.2 million from $27.1 million at December 31, 2003.

Cash from operating activities. Net cash provided from operating activities was $6.0 million during the six months ended June 30, 2004, compared to $4.1 million during the six months ended June 30, 2003, an increase of approximately $2.0 million. For the six-month period ended June 30, 2004, net cash provided by operating activities was generated by the net income adjusted by non-cash items of depreciation and amortization, increased collections of accounts receivable, and increases in accounts payable and income tax liabilities that were offset by decreases in accrued compensation and restructuring liabilities. For the six month period ended June 30, 2003, net cash provided by operating activities was primarily due to net loss adjusted by non-cash items of depreciation and amortization, increased collections of accounts receivable and increases in other current assets and accounts payable. This was offset by decreases in restructuring liabilities and other accrued liabilities.

Cash from investing activities. Net cash provided by investing activities was $9.1 million during the six months ended June 30, 2004, compared to net cash provided by investing activities of $12.5 million during the six months ended June 30, 2003, a net decrease of $3.4 million. For the six months ended June 30, 2004, net cash provided by investing activities was primarily due to the proceeds received from the maturity of short-term investments that were offset by the purchases of short-term investments, and purchases of property and equipment. For the six months ended June 30, 2003, net cash used in investing activities was primarily due to purchases of short-term investments, and purchases of property and equipment, that were offset by the proceeds received from the maturity of short-term investments.

Cash from financing activities. Net cash provided by financing activities was $155,000 during the six months ended June 30, 2004, compared to $804,000 during the six months ended June 30, 2003, a net decrease of $649,000. For the six months ended June 30, 2004, net cash provided by financing activities was from the proceeds derived from issuance of common stock under the stock option plans totaling approximately $1.3 million, offset by the repurchases of our common stock totaling approximately $1.2 million. For the same period last year, net cash provided by financing activities was primarily due from proceeds derived from the issuance of common stock under the employee stock purchase and stock option plans totaling $1.8 million, offset by the repurchase of shares of our common stock totaling approximately $1.0 million.

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

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective.

(b)	Changes in internal controls. No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The susceptibility of our operating results to significant fluctuations makes any prediction, including our estimates, of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

–	Demand for our products;

–	The size and timing of significant orders for our products;

–	A slow down or a decrease in spending on information technology by our current and/or prospective customers;

–	The marketing of products by our competitors that are directly competitive with our products;

–	The management, performance and expansion of our international operations;

–	Customers’ desire to consolidate its purchases of business intelligence software to one or a very small number of vendors from which the customer has already purchased software;

–	General domestic and international economic and political conditions, including war and terrorism or the threat of war or terrorism;

–	Sales cycles and sales performance of our indirect channel partners;

–	Changes in the way we and our competitors price our products;

–	The existence and the outcome of the appeal of the MicroStrategy lawsuit;

–	Continued successful relationships and the establishment of new relationships with OEMs;

–	Changes in our level of operating expenses and our ability to control costs;

–	The outcome or publicity surrounding any pending or threatened lawsuits;

–	Ability to make new products commercially available in a timely manner;

–	Budgeting cycles of our customers;

–	Failure to successfully manage acquisitions made by us;

–	Defects in our products and other product quality problems; and

–	Failure to successfully meet hiring needs and unexpected personnel changes.

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

IF WE FAIL TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

Our total revenues derived from sales outside North America were 22% in the first six months of 2004 and 16% and 23% in fiscal years 2003 and 2002, respectively. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as our OEMs, resellers and systems integrators. Our revenues from license fees resulting from sales through indirect channel partners were approximately 30% for the first six months of 2004 and 33% and 32% in fiscal years 2003 and 2002, respectively. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of our strategy is to embed our technology in products offered by OEMs for resale or as a hosted application to such OEM’s customers and end-users. We also intend to establish and expand our relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend our products to their clients. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our OEMs experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

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

Most of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing enterprise reporting software products or significantly increase the functionality of their existing reporting software products, either of which could result in a loss of market share for us. We expect additional competition as other established and emerging companies enter the Enterprise Reporting Application market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

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

TO MANAGE OUR BUSINESS, WE NEED TO IMPROVE AND IMPLEMENT OUR INTERNAL SYSTEMS, PROCEDURES AND CONTROLS AND COMPLY WITH SECTION 404 OF THE SARBANES-OXLEY ACT. IF WE ARE UNABLE TO DO SO SUCCESSFULLY, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

In the second half of 2004, we intend to implement a new financial accounting software system. Also during the remainder of 2004, we must document, test and as appropriate modify our internal controls and procedures to comply with section 404 of the Sarbanes-Oxley Act. These projects will put a significant strain on our management, information systems and resources and we will incur significant costs related to both of these projects. Failure to successfully complete both of these projects in a timely fashion could have a significant adverse effect on our business.

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

WE MAY MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE NUMEROUS RISKS.

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

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

A substantial portion of Actuate’s revenues is derived from international sales. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

–	Economic and political instability, including war and terrorism or the threat of war and terrorism;

–	Difficulty in managing an organization spread across many countries;

–	Multiple and conflicting tax laws and regulations;

–	Costs of localizing products for foreign countries;

–	Difficulty in hiring employees and high costs associated with terminating employees in foreign countries;

–	Trade laws and business practices favoring local competition;

–	Dependence on local vendors;

–	Compliance with multiple, conflicting and changing government laws and regulations;

–	Longer sales cycles;

–	Import and export restrictions and tariffs;

–	Difficulties in staffing and managing foreign operations;

–	Greater difficulty or delay in accounts receivable collection; and

–	Foreign currency exchange rate fluctuations.

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

IF MICROSTRATEGY’S APPEAL IS SUCESSFUL, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated. In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court and in September 2003, MicroStrategy filed a Petition for Appeal with the Virginia State Supreme Court. In March 2004, the Virginia State Supreme Court agreed to hear a portion of MicroStraegy’s Petition for Appeal and such appeal was heard in June 2004. If the Virginia State Supreme Court overturns, in whole or in part, the Circuit Court’s ruling, this could have an adverse impact on our business, operating results and financial condition and result in the following:

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

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

–	Actual or anticipated fluctuations in our operating results;

–	Changes in the economic and political conditions in the United States and abroad;

–	Terrorist attacks, war or the threat of war;

–	The announcement of mergers or acquisitions by us or our competitors;

–	Developments in ongoing or threatened litigation;

–	Announcements of technological innovations;

–	Failure to comply with the requirements of section 404 of the Sarbanes-Oxley Act;

–	New products or new contracts announced by us or our competitors;

–	Developments with respect to copyrights or proprietary rights;

–	Price and volume fluctuations in the stock market;

–	Changes in corporate purchasing of Enterprise Reporting Application software;

–	Adoption of new accounting standards affecting the software industry; and

–	Changes in financial estimates by securities analysts.

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

Part II. Other Information

Item 1.    Legal Proceedings

MicroStrategy Lawsuit

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated (“MicroStrategy”). In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court and in September 2003, MicroStrategy filed a Petition for Appeal with the Virginia State Supreme Court. In March 2004, the Virginia State Supreme Court agreed to hear a portion of MicroStrategy’s Petition for Appeal and such appeal was heard in June 2004. If the Virginia State Supreme Court overturns, in whole or in part, the Circuit Court’s ruling, this could have an adverse impact on our business, operating results and financial condition.

We are also engaged in certain other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended June 30, 2004.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1

April 1, 2004 through April 30, 2004	—		—	—
Month #2

May 1, 2004 through May 31, 2004	346,200	$3.41	346,200	—
Month #3

June 1, 2004 through June 30, 2004	—		—

Total	346,200	$3.41	346,200	—

(1)	Pursuant to the stock repurchase program announced in September 2001. Actuate’s Board of Directors has authorized, on an on-going basis, the repurchase of up to $1.5 million of Actuate common stock each calendar quarter.

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 26, 2004, our stockholders approved the following items:

1.	The election of the following individuals as directors of the Company.

	For	Authority Withheld
Nicolas C. Nierenberg	45,034,465	5,931,492
Peter I. Cittadini	45,026,634	5,939,323
George B. Beitzel	45,055,137	5,910,820
Kenneth E. Marshall	37,715,118	13,250,839
Arthur C. Patterson	37,705,194	13,260,763
Steven D. Whiteman	45,050,731	5,915,226

2.	The ratification of the appointment of Ernst & Young LLP, Independent Auditors as the Company’s independent public accountants for the fiscal year ending December 31, 2004.

For: 50,291,700	Against: 603,829	Abstain: 70,428

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

(b) Reports on Form 8-K:

Report Date	Description of Document
April 30, 2004	The Company furnished a Current Report on Form 8-K to report, under Item 12 thereof, the issuance of a press release regarding the Company’s financial results for the quarter ended March 31, 2004.

June 16, 2004	The Company furnished a Current Report on Form 8-K to report, under Item 4 thereof, a change in the Company’s certifying accountant.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation
(Registrant)

Dated: August 9, 2004	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Chief Financial Officer, Senior Vice President of Finance (Principal Financial and Accounting Officer)