Form 10-Q
period 2004-09-30
ACTUATE CORP
filed 2004-11-09
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of September 30, 2004
Common Stock, par value $.001 per share	61,628,616

Actuate C orporation

Part I. Financial Information

Item 1. Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$25,103	$8,950
Short-term investments	22,931	36,489
Accounts receivable, net of allowances of $2,256 at September 30, 2004 and $2,277 at December 30, 2003	17,412	20,208
Other current assets	2,313	2,599

Total current assets	67,759	68,246
Property and equipment, net	6,258	5,097
Goodwill	20,766	20,766
Other intangibles, net	3,776	5,759
Other assets	1,158	1,538

	$99,717	$101,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,631	$2,758
Current portion of restructuring liabilities	2,527	2,198
Accrued compensation	3,700	4,402
Other accrued liabilities	4,717	4,772
Income taxes payable	1,197	1,241
Deferred revenue	26,945	25,790

Total current liabilities	41,717	41,161

Restructuring liabilities, net of current portion	13,311	15,064
Stockholders’ equity	44,689	45,181

	$99,717	$101,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License fees	$8,017	$12,223	$31,790	$34,977
Services	15,757	13,677	45,502	42,059

Total revenues	23,774	25,900	77,292	77,036

Costs and expenses:
Cost of license fees	619	853	2,549	2,085
Cost of services	6,019	5,692	18,689	17,448
Sales and marketing	10,085	11,564	31,085	34,286
Research and development	5,132	4,864	15,546	13,831
General and administrative	3,019	2,722	8,066	9,572
Amortization of other purchased intangibles	276	267	834	1,737
Purchased in-process research and development	—	600	—	600
Restructuring charges	—	—	586	—

Total costs and expenses	25,150	26,562	77,355	79,559

Net loss from operations	(1,376)	(662)	(63)	(2,523)
Interest and other income (expense), net	(89)	139	295	439

Net income (loss) before income taxes	(1,465)	(523)	232	(2,084)
Provision (benefit) for income taxes	(617)	122	162	1,258

Net income (loss)	$(848)	$(645)	$70	$(3,342)

Basic net income (loss) per share	$(0.01)	$(0.01)	$0.00	$(0.06)

Shares used in basic per share calculation	61,671	61,040	61,506	60,557

Diluted net income (loss) per share	$(0.01)	$(0.01)	$0.00	$(0.06)

Shares used in diluted per share calculation	61,671	61,040	65,444	60,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net income (loss)	$70	$(3,342)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of deferred compensation	—	41
Amortization of other purchased intangibles	1,983	2,530
Depreciation	1,730	2,350
Purchased in-process research and development	—	600
Changes in operating assets and liabilities:
Accounts receivable	2,796	4,504
Other current assets	286	219
Deferred tax assets	—	146
Accounts payable	(127)	(371)
Accrued compensation	(702)	(1,156)
Other accrued liabilities	(55)	(1,806)
Income taxes payable	(44)	67
Restructuring liabilities	(1,424)	(3,023)
Deferred revenue	1,154	816

Net cash provided by operating activities	5,667	1,575

Investing activities
Purchases of property and equipment	(2,891)	(1,277)
Proceeds from maturity of short-term investments	40,553	30,192
Purchases of short-term investments	(27,058)	(19,918)
Acquisition of Nimble Technology, Inc. net of cash assumed	—	(3,016)
Net change in other assets	380	(145)

Net cash provided by investing activities	10,984	5,836

Financing activities
Proceeds from issuance of common stock	2,007	3,638
Stock repurchases	(2,689)	(1,318)

Net cash provided by (used in) financing activities	(682)	2,320

Net increase in cash and cash equivalents	15,969	9,731

Effect of exchange rate changes on cash	184	(72)
Cash and cash equivalents at the beginning of the period	8,950	23,595

Cash and cash equivalents at the end of the period	$25,103	$33,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of Actuate Corporation (“Actuate” or the “Company”) are unaudited and include all normal recurring adjustments and non-recurring adjustments which we believe to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of the financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite our best effort to establish good faith estimates and assumptions, actual results may differ.

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 11, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the nine months ended September 30, 2004 are not necessarily indicative of operating results for any other future interim period or the full fiscal year.

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

We recognize revenues in accordance with AICPA Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For sales to end-user customers, we recognize license revenues when a license agreement has been signed by both parties or a definitive purchase order has been received from the customer, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. We have not established vendor specific objective evidence of fair value for license fees. Therefore, we recognize revenues from arrangements with multiple elements involving software licenses under the residual method. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due, assuming that all other revenue recognition criteria are met.

We enter into reseller and distributor arrangements that typically give such distributors and resellers the right to distribute our products to end-users headquartered in specified territories. We recognize license revenues from arrangements with U.S. resellers and distributors when there is persuasive evidence of an arrangement with the reseller or distributor, the product has been shipped, the fees are fixed or determinable and collectiblity is probable. We recognize license fee revenues from arrangements with international resellers and distributors upon receipt of evidence of sell-through and when all other revenue recognition criteria have been met. If it is not practical to obtain evidence of sell-through, we defer revenues until the end-user has been identified and cash has been received. In some instances there is a timing difference between when our reseller completes its sale to the end-user and the period in which we receive the documentation required for revenue recognition. Because we delay revenue recognition until the required documentation is obtained, we may recognize revenue in a period subsequent to the period in which the reseller completes the sale to its end-user.

We also enter into OEM arrangements that provide for license fees based on the bundling or embedding of our products with the OEMs’ products. These arrangements generally provide for fixed, irrevocable royalty payments. We recognize license fee revenues from the U.S. OEM arrangements when a license agreement has been signed by both parties, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. For sales through international OEMs, we defer revenue until we receive a royalty report from such OEM assuming all other revenue recognition criteria have been met. As discussed above, there may be a timing difference between the period in which our OEM completes the sale to its end-user, and the period in which we recognize the revenue.

Credit-worthiness and collectibility for end-users are assessed based on payment history and current credit profile. When a customer is not deemed credit-worthy, revenues are deferred and recognized upon cash receipt.

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

Stock-Based Compensation

We have not adopted the recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” and continue to account for employee stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations. Accordingly, no compensation expense is recognized for stock options issued to employees since the exercise price equals the market price on the date of grant for all options issued. Stock option grants to non-employees are accounted for using the fair value method under SFAS 123.

The fair value of the options granted under our Stock Option Plans and stock issued under our Employee Stock Purchase Plan in all periods was estimated using the Black-Scholes method, with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.75%	3.125%	2.75%	3.125%
Expected volatility	106.94%	130.91%	106.94%	130.91%
Expected life of grants under the Stock Option Plans	3 years	3 years	3 years	3 years
Expected life of grants under the Purchase Plan	0.5 year	0.5 year	0.5 year	0.5 year

The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) - as reported	$(848)	$(645)	$70	$(3,342)
Add: Stock-based employee compensation expense included in the determination of net income (loss) as reported (net of tax)	—	—	—	41
Less: Stock-based employee compensation expense determined under the fair value method for all awards (net of tax)	(2,940)	(5,498)	(7,403)	(16,516)

Pro forma net loss	$(3,788)	$(6,143)	$(7,333)	$(19,817)

Net income (loss) per share - basic:
As reported	$(0.01)	$(0.01)	$—	$(0.06)

Pro forma under SFAS 123	$(0.06)	$(0.10)	$(0.12)	$(0.33)

Net income (loss) per share – diluted:
As reported	$(0.01)	$(0.01)	$—	$(0.06)

Pro forma under SFAS 123	$(0.06)	$(0.10)	$(0.12)	$(0.33)

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(848)	$(645)	$70	$(3,342)

Denominator:
Weighted-average common shares outstanding	61,671	61,040	61,506	60,557
Weighted-average employee stock options outstanding	—	—	3,938	—

Denominator for diluted net income (loss) per share	61,671	61,040	65,444	60,557

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$0.00	$(0.06)

All outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2003 and the three months ended September 30, 2004, because all such stock options are anti-dilutive. The weighted-average number of common shares excluded from the calculation of diluted net loss per share was 19,563,000 and 20,225,000 in the three months ended September 30, 2003 and 2004 respectively. Also, for the nine months ended September 30, 2003 there were 17,620,000 shares excluded from the calculation. For the options excluded, the weighted average exercise price per share was $3.58 and $3.10 for the three months ended September 30, 2003 and 2004 respectively. For the nine months ended September 30, 2003, the weighted average exercise price per share was $3.53. Such stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and other unrealized losses on short-term investments that are excluded from net income (loss) and are reflected as a component of stockholders’ equity. A summary of comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(848)	$(645)	$70	$(3,342)
Foreign currency translation adjustment, net of tax effect	59	(42)	114	(72)
Unrealized gain (loss) on available-for-sale-securities, net of tax effect	11	(3)	(38)	(18)

Comprehensive income (loss)	$(778)	$(690)	$146	$(3,432)

The net tax effect on foreign currency translation and unrealized loss on short-term investments is $44,000 and $45,000 for the three and nine months ended September 30, 2004, respectively. For the same periods last year, the net tax effect on foreign currency translation and unrealized loss on short-term investments was zero.

Reclassifications

The amortization charge for purchased technology has been reclassified from “Amortization of other intangibles” to “Cost of license fees” for all of the periods presented. The reclassifications had no impact on the results of operations or stockholders’ equity for the periods presented.

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments (EITF 03-1). EITF 03-1 addresses how to determine the meaning of other-than temporary for impairments and how that concept should be applied to investments accounted for as either available-for-sale or held-to-maturity under SFAS 115 or in accordance with SFAS 124. On September 8, 2004 the FASB board approved a delay in the implementation of this pronouncement indefinitely. Given this recent announcement, we will adopt EITF 03-1 when it becomes effective.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, Share-Based Payment (an amendment of Statements No. 123 and 95). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. On October 13, 2004, FASB continued its re-deliberations of the Exposure Draft and announced a delay to its implementation. Under the current proposal, the final Statement would be effective for any interim or annual period beginning after June 15, 2005. Given this recent announcement from FASB, we will adopt the amendment when it becomes effective.

2. Restructuring Charges

In the third quarter of fiscal year 2002, in response to the deteriorating global economic conditions, we implemented a restructuring plan, which included a facility exit plan. As a result of this restructuring plan, we recorded an initial charge of $27.1 million (consisting of a $24.8 million idle facility charge and a $2.3 million workforce reduction charge) during fiscal year 2002. As of September 30, 2004, $15.6 million of lease exit costs, net of anticipated sublease income, remain accrued and will be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made. Actual future cash requirements may differ materially from the accrual at September 30, 2004, particularly if the actual sublease income is significantly different from current estimates or if we are unsuccessful in our efforts to sublease the facility for the entire term of the lease (through fiscal year 2011).

In the first quarter of fiscal 2004 we initiated a restructuring of our French operation to size the operation to meet the expected business and economic environment for our products in France and to shift our sales strategy in France from one based primarily on direct sales to a strategy more dependent on indirect sales channels. This restructuring resulted in a workforce reduction of five people and associated severance, benefit and related legal costs of $586,000 during the first quarter of 2004.

The following table summarizes the analysis of the restructuring accrual activity during the nine months ended September 30, 2004 (in thousands):

	Severance & Benefits	Facility Related	Total
Total accrual balance – December 31, 2003	$—	$17,262	$17,262
Accrual adjustments	586	—	586
Cash payments, net	(310)	(1,700)	(2,010)

Total accrual balance – September 30, 2004	276	15,562	15,838
Less: current portion	(276)	(2,251)	(2,527)

Long-term portion – September 30, 2004	$—	$13,311	$13,311

3. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Maintenance and support	$23,975	$23,346
Other	2,970	2,444

	$26,945	$25,790

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

Other consisted primarily of deferred license, training and consulting fees generated from arrangements that did not meet some or all of the revenue recognition criteria of SOP 97-2, and are deferred until all revenue recognition criteria have been met.

4. Income Taxes

The interim tax provision (benefit) for the three months and nine months ended September 30, 2004 is computed using the estimated annual worldwide effective tax rate applied to the interim pre-tax results. The interim tax provision for the three months and nine months ended September 30, 2003 consists primarily of U.S. and state taxes on domestic operations, and was computed based on the annual estimated effective tax rates applicable to such operations.

5. Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
North America	$18,137	$21,406	$60,000	$64,533
Europe	4,475	3,572	13,224	10,267
Asia Pacific and others	1,162	922	4,068	2,236

	$23,774	$25,900	$77,292	$77,036

As of September 30, 2004, we operated solely in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. There were no customers that accounted for more than 10% of the Company’s total revenue for the three months ended September 30, 2004 or September 30, 2003 or for the nine months ended September 30, 2004 or September 30, 2003.

6. Goodwill and Other Purchased Intangible Assets

For the third quarter of fiscal 2004 and 2003, amortization expense associated with the amortization of purchased technologies was approximately $383,000 and $331,000, respectively. For the nine months ended September 30, 2004 and 2003, amortization expense associated with the amortization of purchased technologies was approximately $1.1 million and $782,000, respectively. The amortization of these costs is classified as cost of license fees in the condensed consolidated statements of operations. Amortization of all other intangibles (excluding purchased technologies) is classified as amortization of other purchased intangibles on the condensed consolidated statements of operations.

7. Contingencies

MicroStrategy Lawsuit

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated (“MicroStrategy”). In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court and in September 2003 filed a Petition for Appeal with the Virginia State Supreme Court. In March 2004, the Virginia State Supreme Court agreed to hear a portion of MicroStrategy’s Petition for Appeal and such appeal was heard in June 2004. In September 2004, the Virginia State Supreme Court affirmed the trial court’s decision.

We are also engaged in certain other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

Commitments & Contingencies

Our license agreements include an indemnification for the infringement of third party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties as they are difficult to accurately estimate and would likely be immaterial. As of September 30, 2004, we had also issued letters of credit totaling $2.5 million related to our leased facilities. We do not have any other guarantees.

Operating Lease Commitments

Actuate leases its headquarter facilities under non-cancelable operating leases expiring in April 2011. In conjunction with the signing of these building leases, we provided the landlord with a letter of credit in the amount of $2.5 million as a security deposit. We have granted security interest in all of our assets as a security for the letter of credit. As of September 30, 2004, aggregate minimum lease commitments under all operating leases are as follows (in thousands):

Fiscal Year	Future minimum lease payment	Future sublease proceeds	Net future minimum lease payments
2004	$1,575	$(310)	$1,265
2005	6,450	(1,267)	5,183
2006	5,928	(212)	5,716
2007	5,958	—	5,958
2008	3,872	—	3,872
Thereafter	8,505	—	8,505

	$32,289	$(1,789)	$30,500

8. Capitalized Internal Use Software Costs

In the first quarter of fiscal 2004, the Company began capitalizing costs associated with the implementation of a new enterprise accounting system. In accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, all appropriate costs are being capitalized from the beginning of the implementation of the project until the date on which it is substantially complete. Despite the fact that we activated the new accounting system in the third quarter of 2004, we are still in the application development stage of the project and will continue to incur significant costs to further modify the system. Such costs will be capitalized, in accordance with SOP No. 98-1, until we deem the system to be substantially complete. A total of approximately $2.5 million has been capitalized to date under this project.

In the third quarter of 2004, upon activation of the new system, we began amortizing the capitalized costs of the project. These costs will be amortized on a straight-line basis over a seven (7) year useful life. We amortized a total of $62,000 related to this project in the third quarter of 2004. Capitalized internal use software is reported in Property and Equipment, net on the accompanying balance sheets.

9. Subsequent Events

Costs Associated with Exit or Disposal Activities

In October 2004, we implemented a restructuring program to align our cost structure with future revenue expectations. We estimate that upon complete implementation of the restructuring plan, we will have eliminated approximately $10.0 million in operating costs annually. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Therefore, the costs associated with this restructuring will be reflected in our results of operations for the fourth quarter of 2004. We expect that the total amount of these costs will be approximately $2.0 million.

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

Overview

We are a leading provider of an Enterprise Reporting Application Platform, a unified software platform that enables large organizations and packaged application software vendors to develop and deploy self-service, customer and employee-facing Enterprise Reporting Applications. Enterprise Reporting Applications are intuitive, Web portal-like reporting applications that empower 100% of users with decision-making information. Our Actuate 7 and 8 product lines provide a platform upon which a variety of customers, including Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors, develop and deploy mission-critical Enterprise Reporting Applications. These applications retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy Enterprise Reporting Applications across a range of business functions including; financial management, sales management, account management, and customer self-service.

We began shipping our first product in January 1996. We sell software products through two primary means: (i) directly to end-user customers through our direct sales force and (ii) through indirect channel partners such as OEMs, resellers and system integrators. OEMs generally integrate our products with their applications to either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end-user customers. Our revenues are derived from license fees for software products and fees for services relating to such products, including software maintenance and support, consulting and training.

Our total revenues for the third quarter of fiscal 2004 were $23.8 million, an 8% decrease over the third fiscal quarter of 2003. The decrease in revenues was the result of lower than expected license sales, which decreased by $4.2 million, from the same period in the prior year. This decrease was primarily the result of our inability to close two large software license transactions by quarter end and poor sales execution across all business units. Services revenue grew by 15%, or $2.1 million versus the same period last year primarily due to an increase in maintenance and support revenues in North America. For the third quarter of fiscal 2004, net loss was $848,000 or $.01 per share, compared with a net loss of $645,000 or $.01 per share in the third fiscal quarter of 2003. The increased loss in the third quarter of 2004 was primarily due to the decrease in license sales.

We recently announced three strategic initiatives that we are undertaking to help improve the sale of our software products. These three initiatives are as follows:

Selling to Information Technology (“IT”) Management – We intend to re-focus our sales efforts on selling our products to IT managers who we believe generally recognize the technical advantages of our products. We hope this initiative will result in increased license revenue in the short term.

Solution Selling to Line of Business Management – We are creating software solutions to market to line of business managers. These solutions will initially be related to financial management and reporting. We hope this initiative will result in increased license revenue over the medium to long term.

Investing in the Business Intelligence Reporting Tool (“BIRT”) – We are continuing to make a significant investment in creating a new open source code reporting tool, known as BIRT. We hope that BIRT will eventually become widely adopted by Java developers and will create demand for our other commercially available products. The BIRT project is a long-term initiative.

Our total headcount was 538 as of September 30, 2004, a net 2% increase from the same period in the prior year. Most of this increase occurred in our research and development and general and administration groups. The research and development group grew primarily due to our expansion of our research and development operations in Shanghai, China. The increase of employees in our general and administration department was the result of hiring addition personnel to assist in the implementation of a new enterprise accounting system and Sarbanes-Oxley compliance related work. These increases were offset by reductions in our indirect and international sales groups. Our total headcount will decrease by approximately 10% as a result of the restructuring plan implemented in October of this year.

North America total revenues decreased from $21.4 million in the third quarter of fiscal 2003 to $18.1 million in the third quarter of fiscal 2004. Revenues from international regions increased from $4.5 million in the third quarter of fiscal 2003 to $5.6 million in the third quarter of fiscal 2004. During the third quarter of fiscal year 2004, we derived 24% of our total revenues from sales outside of North America versus 17% in the same period last year. We anticipate that international sales as a percentage of total sales will continue to increase slightly in the near term.

During the first nine months of fiscal year 2004, the following trends had a significant impact on our results of operations. First, we experienced a weak corporate spending environment for enterprise reporting applications. Second, we continued to see corporations consolidating their business intelligence software purchases into fewer suppliers. This impacted our ability to acquire as many new Global 9000 customers as planned. Finally, we continue to experience vigorous competition in the enterprise reporting market. We believe that these trends will continue during the remainder of 2004.

During the first half of 2004, we introduced an additional way in which we license our server products. This change was made to allow for a lower entry price point for new customers as well as to address the increases in the performance of individual CPU’s and the scalability of our software. We formerly only licensed our server products on a CPU basis. Under our new licensing model, our server products can either be licensed on a CPU basis or on a named user basis. Under the CPU based model, software copies are licensed based on how many CPU’s are contained in the server or cluster of servers on which our server software is installed. Under the named user based model, we license our software based on how many individual users will be receiving content generated by our software. These named user licenses are sold in predefined “user blocks”. We have experienced an overall decrease in our average selling price for new orders since the introduction of our new named user based pricing. In addition to the introduction of named user pricing, we also significantly increased the list price for our CPU-based licenses during the first half of fiscal year 2004. As maintenance and support is often priced as a percentage of software list price, our pricing for maintenance has also increased accordingly.

In the first quarter of fiscal 2004, the Company began capitalizing costs associated with the implementation of a new enterprise accounting system. In accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, all appropriate costs are being capitalized from the beginning of the implementation of the project until the date in which it is substantially complete, which has not yet occurred. A total of $2.5 million has been capitalized to date under this project. See comments in note 8 to condensed consolidated financial statements.

During the remainder of 2004, we must document, test and, as appropriate, modify our internal controls and procedures to comply with section 404 of the Sarbanes-Oxley Act. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal controls over financial reporting, which has and will likely continue to result in increased expenses and the devotion of significant management and other internal resources. Furthermore, due to the implementation of the new financial accounting system in the third quarter of fiscal 2004, we may encounter problems or delays in completing the implementation of any changes of our internal controls over financial reporting. In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation.

In October 2004, we implemented a restructuring program to align our cost structure with future revenue expectations. We estimate that upon complete implementation of the restructuring plan, we will have eliminated approximately $10.0 million in operating costs annually. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Therefore, the costs associated with this restructuring will be reflected in our results of operations for the fourth quarter of 2004. We expect that the total amount of these costs will be approximately $2.0 million.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License fees	34%	47%	41%	45%
Services	66	53	59	55

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	3	3	3	3
Cost of services	25	22	24	23
Sales and marketing	42	45	40	45
Research and development	22	19	20	18
General and administrative	13	11	11	12
Amortization of other purchased intangibles	1	1	1	2
Purchased in-process research and development	—	2	—	1
Restructuring charges	—	—	1	—

Total costs and expenses	106	103	100	103

Income (loss) from operations	(6)	(3)	0	(4)
Interest and other income, net	0	1	0	1

Income (loss) before income taxes	(6)	(2)	0	(3)
Provision for income taxes	(3)	0	0	(2)

Net income (loss)	(3)%	(2)%	0%	(5)%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, consulting and training. Total revenues decreased 8% from $25.9 million for the quarter ended September 30, 2003 to $23.8 million for the quarter ended September 30, 2004. Sales outside of North America were $5.6 million, or 24% of total revenues for the third quarter of fiscal year 2004, compared to $4.5 million, or 17% of total revenues for the third quarter of fiscal year 2003. For the nine months ended September 30, 2004, sales outside of North America were $17.3 million, or 22% of total revenues as compared to $12.5 million, or 16% of total revenues for the nine months ended September 30, 2003.

License fees. Revenues from license fees decreased 34% from $12.2 million for the third quarter of fiscal year 2003 to $8.0 million for the third quarter of fiscal year 2004. For the nine months ended September 30, 2004, license fee revenues were $31.8 million, a 9% decrease from license fee revenues of $35.0 million for the nine months ended September 30, 2003. As a percentage of total revenues, license fee revenues decreased, from 47% in the third quarter of fiscal year 2003 to 34% in the third quarter of fiscal year 2004. For the nine months ended September 30, 2004, license fee revenues as a percentage of total revenues were 41%, versus 45% for the nine months ended September 30, 2003.

Services. Service revenues increased 15% from $13.7 million for the third quarter of fiscal year 2003 to $15.7 million for the third quarter of fiscal year 2004. For the nine months ended September 30, 2004, services revenues were $45.5 million, an 8% increase over services revenues of $42.0 million for the nine months ended September 30, 2003. As a percentage of total revenues, service revenues increased from 53% in the third quarter of fiscal year 2003 to 66% in the third quarter of fiscal year 2004. For the nine months ended September 30, 2004, services revenues as a percentage of total revenues were 59%, compared to 55% for the same for nine months ended September 30, 2003.

Costs and Expenses

Cost of license fees. Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. Cost of license fees decreased from $853,000, or 7% of revenues from license fees, for the third quarter of fiscal year 2003 to $619,000, or 8% of revenues from license fees, for the third quarter of fiscal year 2004. Cost of license fees increased from $2.1 million, or 6% of revenues from license fees, for the nine months ended September 30, 2003 to $2.5 million, or 8% of revenues from license fees, for the nine months ended September 30, 2004. The decrease in cost of license fees in absolute dollars, for the third quarter of fiscal year 2004 was primarily due to lower license fee revenues, which resulted in decreased packaging, printing and localization costs totaling approximately $278,000 and decreased third party royalties totaling approximately $46,000. This decrease was offset slightly, by an increase in the amortization of purchased technology of approximately $52,000 due to the acquisition of Nimble Technologies. The increase in costs of license fees for the first nine months of fiscal year 2004 was primarily due to an increase in third party royalties of $373,000 and an increase in the amortization of purchased technology due to our acquisition of Nimble Technologies. We expect our cost of license fees as a percentage of revenues from license fees to be between 7% and 10% of revenues from license fees for the remainder of fiscal year 2004.

Cost of services. Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services increased from $5.7 million, or 41% of service revenues, for the third quarter of fiscal year 2003 to $6.0 million, or 38% of service revenues, for the third quarter of fiscal year 2004. Cost of services increased from $17.4 million, or 41% of service revenues, for the nine months ended September 30, 2003 to $18.7 million, or 41% of service revenues, for the nine months ended September 30, 2004. The increase in cost of services for the third quarter of fiscal year 2004 was primarily due to an increase in personnel related costs of approximately $114,000 and an increase in third party consulting and certified training fees of approximately $225,000. The increase in cost of services for the nine months of fiscal year 2004 was primarily due to an increase in third party consulting fees of approximately $366,000 and personnel and related costs of approximately $258,000. We expect our cost of services, as a percentage of services revenues, to be in approximately the same range for the remainder of fiscal year 2004.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses decreased from $11.6 million, or 45% of total revenues for the third quarter of fiscal year 2003 to $10.1 million, or 42% of total revenues for the third quarter of fiscal year 2004. Sales and marketing expenses decreased from $34.3 million, or 44% of total revenues, for the nine months ended September 30, 2003 to $31.1 million, or 40% of total revenues, for the nine months ended September 30, 2004. The decrease in sales and marketing expenses in absolute dollars for the three months ended September 30, 2004 was primarily due to reductions in marketing and promotional expenses of approximately $1.0 million, sales and marketing personnel cost reductions of approximately $271,000, and commissions and bonus savings of approximately $464,000. These reductions were partially offset by increased travel costs of approximately $268,000. The decrease in sales and marketing expenses in absolute dollars for the nine months ended September 30, 2004 were primarily due to decreased marketing and related expenses in North America and Europe of approximately $1.2 million and $821,000, respectively and sales and marketing personnel cost reductions of approximately $1.3 million. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 40% to 45% of total revenues for the remainder of fiscal year 2004.

Research and development. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased from $4.9 million, or 19% of total revenues for the third quarter of fiscal year 2003 to $5.1 million, or 21% of total revenues for the third quarter of fiscal year 2004. Research and development expenses increased from $13.8 million, or 18% of total revenues, for the nine months ended September 30, 2003 to $15.5 million, or 20% of total revenues, for the nine months ended September 30, 2004. The increase in research and development expenses for the third quarter of 2004 was primarily due to an expansion of our research and development facility in Shanghai, China during the fourth quarter of 2003. The increase in research and development expenses for the nine months ended September 30, 2004 was primarily due to the acquisition of Nimble Technologies in July of 2003, which added approximately $954,000 to our operating expenses and the expansion of our research facility in Shanghai, China resulting in approximately $386,000 of additional operating expenses. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 17% to 20% of total revenues for the remainder of fiscal year 2004.

General and administrative. General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal, bad debts and accounting expenses. General and administrative expenses increased from $2.7 million, or 11% of total revenues for the third quarter of fiscal year 2003 to $3.0 million, or 13% of total revenues for the third quarter of fiscal year 2004. General and administrative expenses decreased from $9.6 million, or 12% of total revenues, for the nine month period ended September 30, 2003 to $8.1 million, or 11% of total revenues, for the nine-month period ended September 30, 2004. The increase in general and administrative expenses in absolute dollars for the three months ended September 30, 2004 was primarily due to an increase in personnel and consulting costs relating to the Sarbanes-Oxley section 404 compliance project of approximately $277,000 and an increase in the provision for bad debt expense of approximately $259,000. The increases were partially offset by a reduction of $183,000 in legal fees primarily due to the completion of the MicroStrategy trial. The decrease in general and administrative expenses for the nine months ended September 30, 2004 were primarily due to the reduction of legal expenses associated with the completion of the MicroStrategy trial of approximately $2.5 million, partially offset by an increase of approximately $674,000 in consulting fees related to our Sarbanes-Oxley compliance project and personnel expenses related to the expansion of our internal audit group. We expect our general and administrative expenses as a percentage of total revenues to be about 10% to 12% for the remainder of fiscal year 2004.

Amortization of other intangibles. For the three months ended September 30, 2004, we recorded a charge of $276,000 for the amortization of other purchased intangibles, or 1% of total revenues, as compared to $267,000 or 1% of total revenues for the same period of fiscal year 2003. Amortization of other purchased intangibles for the nine months ended September 30, 2004 was $834,000, or 1% of total revenues, as compared to $1.7 million, or 2% of total revenues, for the nine months ended September 30, 2003. The decreases in amortization of other purchased intangibles in absolute dollars for the nine months ended September 30, 2004, was primarily due to the full amortization during fiscal 2003 of certain intangibles relating to prior acquisitions resulting in a decrease of approximately $1.0 million in amortization expenses, partially offset by a $139,000 increase in amortization of purchased intangibles and workforce, associated with the Nimble Technologies acquisition, which we completed in July of 2003. The estimated amortizable lives of other purchased intangible assets range between 2 to 5 years and the total balance will be fully amortized by the end of fiscal year 2008 assuming no further acquisitions. We expect the amortization expense of other purchased intangibles in absolute dollars will be in the same range for the remainder of fiscal year 2004.

Purchased in-process research and development. During the quarter ended September 30, 2003 and in connection with the acquisition of Nimble Technologies, we recorded a charge to operations of $600,000 for purchased in-process research and development. The purchased in-process research and development was expensed because it had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a cost approach analysis, whereby the value of the purchased in-process research and development is determined by estimating the current cost of replacing the asset with one of equivalent economic utility. An independent third party determined the valuation of the purchased in-process research and development.

Restructuring charges. In the first quarter of fiscal 2004, we initiated a restructuring of our French operation consisting primarily of a workforce reduction and associated legal expenses. In connection with this restructuring we recorded a restructuring charge totaling $586,000 during the first quarter of this year of which $310,000 was paid during the first nine months of this year. In early October we announced a further company-wide restructuring to align our cost structure with future revenue expectations. The costs associated with this restructuring are expected to total approximately $2.0 million and will be reflected in our results of operations for the fourth quarter of fiscal 2004.

Interest and Other Income (expense), Net

Interest and other income, net, is comprised primarily of interest income earned by us on cash and short-term investments. Interest and other income, net, for the nine months ended September 30, 2004 was $295,000 as compared with $439,000 for the nine months ended September 30, 2003. The decrease was due to currency translation loss of approximately $151,000 realized on trade transactions amongst our international subsidiaries.

Provision for Income Taxes

We recorded an income tax benefit of $617,000 in the three months ended September 30, 2004, as compared to an income tax provision of $122,000 in the three months ended September 30, 2003. For the nine months ended September 30, 2004, we recorded an income tax provision of $162,000, as compared to an income tax provision of $1.3 million for the same period of fiscal year 2003. The provision (benefit) for income taxes in the three months and nine months ended September 30, 2004, is based on the estimated annual worldwide effective tax rate applied to the interim pre-tax income (loss). The provision for income taxes in the three months and nine months ended September 30, 2003, consisted primarily of U.S. and state taxes on our domestic operations, and was computed based on the estimated annual domestic effective tax rate applied to the pre-tax interim results of our domestic operations.

Liquidity and Capital Resources

As of September 30, 2004, we had cash, cash equivalents and short-term investments of $48.0 million, an increase of approximately $2.6 million from $45.4 million at December 31, 2003. We also had $26.0 million in net working capital as of September 30, 2004, representing a decrease of approximately $1.1 million from $27.1 million at December 31, 2003.

Cash from operating activities. Net cash provided from operating activities was $5.7 million during the nine months ended September 30, 2004, compared to $1.6 million during the nine months ended September 30, 2003, an increase of approximately $4.1 million. For the nine-month period ended September 30, 2004, net cash provided by operating activities was generated by net income adjusted by non-cash items of amortization and depreciation, an increase in deferred revenues resulting from improvements in our maintenance and support revenues and a decrease in our accounts receivable balances, partially offset by decreases in accrued compensation due to reduced commissions and bonuses caused by lowered sales, as well as restructuring liability reserves. For the nine month period ended September 30, 2003, net cash provided by operating activities was primarily due to net loss adjusted by non-cash items of amortization and depreciation decreases in other current and deferred tax assets and collection of accounts receivable partially offset by decreases in restructuring liabilities resulting mainly from rent payments on our South San Francisco facility and other accrued liabilities. Days-sales-outstanding was 67 at September 30, 2004 compared with 64 at June 30, 2004.

Cash from investing activities. Net cash provided by investing activities was $11.0 million during the nine months ended September 30, 2004, compared to net cash provided by investing activities of $5.8 million during the nine months ended September 30, 2003, a net increase of $5.2 million. For the nine months ended September 30, 2004, net cash provided by investing activities was primarily due to the proceeds received from the maturity of short-term investments, partially offset by the purchases of short-term investments, and purchases of property and equipment mostly related to the implementation of our new enterprise accounting system. For the nine months ended September 30, 2003, net cash provided by investing activities was primarily due to proceeds received from the maturity of short-term investments, partially offset by the purchases of short-term investments, cash used in the acquisition of Nimble Technologies at the end of July, 2003 and purchases of property and equipment.

Cash from financing activities. Net cash used in financing activities was $682,000 during the nine months ended September 30, 2004, compared to net cash provided by financing activities of $2.3 million during the nine months ended September 30, 2003, a net decrease of $3.0 million. For the nine months ended September 30, 2004, net cash used in financing activities were derived from $2.7 million in cash used to repurchase shares of our common stock in the open market, partially offset by proceeds derived from the issuance of common stock under our employee stock purchase and stock option plans totaling approximately $2.0 million. For the same period last year, net cash provided by financing activities was primarily due from proceeds derived from the issuance of common stock under our employee stock purchase and stock option plans totaling $3.6 million, partially offset by the repurchase of shares of our common stock totaling approximately $1.3 million.

Commitments

Our future fixed commitments have not changed significantly since December 31, 2003. Please refer to “Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003 for a further discussion of our future fixed commitments, including a five-year schedule of future cash payments under these obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2004 we derived 22% of our total revenues from sales outside of North America. During fiscal years 2003, 2002 and 2001, we derived 16%, 23% and 23%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. However, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country and may result in a reduction in sales and profitability in that country. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. Our losses due to foreign exchange rate fluctuations were approximately $151,000 for the first nine months of fiscal 2004. The effect of foreign exchange rate fluctuations in fiscal year 2003 was not material. We do not engage in hedging transactions.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

(b)	Changes in internal controls. The Company began using a new enterprise accounting system in the third quarter of fiscal 2004. The implementation of the new accounting system required us to modify and add numerous internal controls and processes. There were no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The susceptibility of our operating results to significant fluctuations makes any prediction, including our estimates, of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past, and may in the future, vary significantly due to factors such as the following:

•	Demand for our products;

•	The size and timing of significant orders for our products;

•	A slow down or a decrease in spending on information technology by our current and/or prospective customers;

•	The marketing of products by our competitors that are directly competitive with our products;

•	The management, performance and expansion of our international operations;

•	Customers’ desire to consolidate its purchases of business intelligence software to one or a very small number of vendors from which the customer has already purchased software;

•	General domestic and international economic and political conditions, including war and terrorism or the threat of war or terrorism;

•	Sales cycles and sales performance of our indirect channel partners;

•	Changes in the way we and our competitors price our products;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in our level of operating expenses and our ability to control costs;

•	The outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products commercially available in a timely manner;

•	Budgeting cycles of our customers;

•	Failure to successfully manage acquisitions made by us;

•	Defects in our products and other product quality problems; and

•	Failure to successfully meet hiring needs and unexpected personnel changes.

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

IF WE FAIL TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

Our total revenues derived from sales outside North America were 22% in the first nine months of 2004 and 16% and 23% in fiscal years 2003 and 2002, respectively. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as our OEMs, resellers and systems integrators. Our revenues from license fees resulting from sales through indirect channel partners were approximately 31% for the first nine months of 2004 and 32% for both fiscal years 2003 and 2002, respectively. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of our strategy is to embed our technology in products offered by OEMs for resale or as a hosted application to such OEM’s customers and end-users. We also intend to establish and expand our relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend our products to their clients. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our OEMs experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely fashion, our business, operating results and financial condition would be harmed.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and product releases by our competitors that are marketed to compete directly with our products. Our competition comes in four principal forms:

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

IF WE ARE UNABLE TO FAVORABLY ASSESS THE EFFECTIVENESS OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, OR IF OUR INDEPENDENT AUDITORS ARE UNABLE TO PROVIDE AN UNQUALIFIED ATTESTATION REPORT ON OUR ASSESSMENT, OUR STOCK PRICE COULD BE ADVERSELY AFFECTED

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ending December 31, 2004, our management will be required to report on, and our independent auditors attest to, the effectiveness of our internal controls over financial reporting as of December 31, 2004. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal controls over financial reporting, which has and will likely continue to result in increased expenses and the devotion of significant management and other internal resources. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

TO MANAGE OUR BUSINESS, WE NEED TO IMPROVE AND IMPLEMENT OUR INTERNAL SYSTEMS, PROCEDURES AND CONTROLS AND COMPLY WITH SECTION 404 OF THE SARBANES-OXLEY ACT. IF WE ARE UNABLE TO DO SO SUCCESSFULLY, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

In the third quarter of 2004, we activated a new financial accounting software system. Also during the remainder of 2004, we must document, test and as appropriate modify our internal controls and procedures to comply with section 404 of the Sarbanes-Oxley Act. These projects will put a significant strain on our management, information systems and resources and we will incur significant costs related to both of these projects. Failure to successfully complete both of these projects in a timely fashion could have a significant adverse effect on our business.

In addition, we believe the scope of our operations has placed and will continue to place a significant strain on our management, information systems and resources. Any acquisitions made by us will also put a significant strain on our management, information systems and resources. Furthermore, any expansion of our international operations will lead to increased financial and administrative demands associated with managing our international operations and managing an increasing number of relationships with foreign partners and customers and expanded treasury functions to manage foreign currency risks. If we fail to manage our business effectively, our business, operating results and financial condition would be harmed.

WE MAY MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE NUMEROUS RISKS.

Our business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and expand our distribution channels and professional services organization. One of the ways we have addressed and will continue to address these issues are through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

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

IF WE DO NOT RELEASE NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS IN A TIMELY MANNER OR IF SUCH NEW PRODUCTS AND ENHANCEMENTS INCLUDING OUR OPEN SOURCE PROJECT FAIL TO ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS COULD BE SERIOUSLY HARMED.

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

In the third quarter of 2004 we announced a new open source initiative. We are developing an Business Intelligence Reporting Tools (“BIRT”) open source code project as part of the Eclipse open source code foundation. The first version of BIRT is expected to be available in 2005. We hope that BIRT will be widely adopted by Java developers and will result in such developers recommending to their companies that they license our commercially available products. If we fail to release BIRT in a timely manner, if BIRT does not achieve market acceptance and result in promoting sales of of commercially available products our business, operating results and financial condition may be harmed.

THERE ARE MANAGEMENT AND OPERATIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM OUR BUSINESS.

A substantial portion of Actuate’s revenues is derived from international sales. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

•	Economic and political instability, including war and terrorism or the threat of war and terrorism;

•	Difficulty in managing an organization spread across many countries;

•	Multiple and conflicting tax laws and regulations;

•	Costs of localizing products for foreign countries;

•	Difficulty in hiring employees and high costs associated with terminating employees in foreign countries;

•	Trade laws and business practices favoring local competition;

•	Dependence on local vendors;

•	Compliance with multiple, conflicting and changing government laws and regulations;

•	Longer sales cycles;

•	Import and export restrictions and tariffs;

•	Difficulties in staffing and managing foreign operations;

•	Greater difficulty or delay in accounts receivable collection; and

•	Foreign currency exchange rate fluctuations.

We believe that, over time, an increasing portion of our revenues and costs will be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, we currently do not attempt to cover any foreign currency exposure. If we are not successful in any future foreign exchange hedging transactions that we engage in, our business, operating results and financial condition could be harmed.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in our operating results;

•	Changes in the economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of war;

•	The announcement of mergers or acquisitions by us or our competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of section 404 of the Sarbanes-Oxley Act;

•	New products or new contracts announced by us or our competitors;

•	Developments with respect to copyrights or proprietary rights;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of Enterprise Reporting Application software;

•	Adoption of new accounting standards affecting the software industry; and

•	Changes in financial estimates by securities analysts.

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

Part II. Other Information

Item 1. Legal Proceedings

MicroStrategy Lawsuit

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of us and two of our employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated (“MicroStrategy”). In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court and in September 2003, MicroStrategy filed a Petition for Appeal with the Virginia State Supreme Court. In March 2004, the Virginia State Supreme Court agreed to hear a portion of MicroStrategy’s Petition for Appeal and such appeal was heard in June 2004. In September 2004, the Virginia State Supreme Court affirmed the trial court’s decision.

We are also engaged in certain other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended September 30, 2004.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
July 1, 2004 through July 31, 2004	—		—	—
Month #2
August 1, 2004 through August 31, 2004	478,100	$3.11	478,100	—
Month #3
September 1, 2004 through September 30, 2004	—		—	—

Total	478,100	$3.11	478,100	—

(1)	Pursuant to the stock repurchase program announced in September 2001. Actuate’s Board of Directors has authorized, on an on-going basis, the repurchase of up to $1.5 million of Actuate common stock each calendar quarter. The Board of Directors has suspended the repurchase program for the fourth quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation
(Registrant)

Dated: November 09, 2004	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau

Chief Financial Officer, Senior Vice President of Finance (Principal Financial and Accounting Officer)