Form 10-K
period 2004-12-31
ACTUATE CORP
filed 2005-03-16
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes  ☒                No  ☐

Based on the closing price as reported on the Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $150,256,000. Shares of common stock held by each executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2005 there were 61,964,776 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2004.

ACTUATE CORPORATION

Annual Report on Form 10-K

for the fiscal year ended December 31, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report on Form 10-K under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors That May Affect Future Results,” and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding Actuate’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors That May Affect Future Results” and elsewhere in this Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements contained in this Report on Form 10-K after the date hereof or to conform such statements to actual results. Readers are cautioned not to place undue reliance on forward-looking statements and should carefully review the risk factors described in other documents Actuate files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by Actuate during 2005.

PART I

ITEM 1.	BUSINESS

Overview

Actuate Corporation (“We”, “Actuate” or the “Company”) provides an Enterprise Reporting Application Platform, a unified software platform that enables large organizations and packaged application software vendors to develop and deploy self-service, customer and employee-facing Enterprise Reporting Applications. “Enterprise Reporting Applications” are intuitive, Web portal-like reporting applications that empower 100% of users with decision-making information. The application experience is designed to fit seamlessly into the way in which individuals work, providing a readily accessible way for users to receive highly relevant information that is usable, dependable, and timely. Enterprise Reporting Applications allow organizations to gain real-time operational visibility, improve customer profitability, and distribute accountability throughout the organization. Our goal is to ensure that 100% of users adopt decision-making information into their day-to-day activities, opening up completely new avenues for improving corporate performance. With 100% user adoption of information, organizations can more easily grow revenues, improve service quality, control expenses, meet regulatory requirements, and increase efficiency.

Our Actuate 8 product line provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical Enterprise Reporting Applications. Such Applications retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy Enterprise Reporting Applications across a range of business functions including financial management, sales management, account management, and customer self-service. Actuate 8 is a comprehensive platform that can be seamlessly integrated into any enterprise IT infrastructure and consists of a highly scalable and reliable Enterprise Reporting server and a robust development environment for building Enterprise Reporting Applications of any scale. Actuate 8’s powerful development architecture allows developers to create content from virtually any data source and present it in virtually any format required by users.

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

Industry Background

The emergence and acceptance of as well as the dependence on the Internet have fundamentally changed the way that consumers and businesses communicate, obtain information, purchase goods and transact business. Through the frequent and widespread usage of the Internet, users have developed a new set of expectations for accessing relevant and timely information.

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

The Actuate Solution

Actuate 8 is a unified software platform for developing and deploying Enterprise Reporting Applications. The platform features a development architecture that is flexible enough to meet every user requirement for intuitively accessible and personalized information. Actuate 8 provides the industry’s first real-time Enterprise Reporting Application Platform with integrated Enterprise Information Integration (EII) for developing and deploying Enterprise Reporting Applications. Actuate 8 features a deployment architecture that is scalable enough to serve 100% of the user population throughout the enterprise and beyond. Actuate’s Enterprise Reporting Application Platform consists of:

•	A set of products that provide Web pages, Microsoft Excel spreadsheets, and analytic cubes to present users with an intuitive, Web-portal like experience for accessing and interacting with decision-making information (e.Report Option, e.Report Designer, e.Spreadsheet Option, e.Spreadsheet Designer, e.Analysis Option, Actuate Query, and Actuate Analytics Option);

•	A comprehensive development environment to build, integrate, and maintain the core data access and reporting infrastructure of Enterprise Reporting Applications (e.Report Designer Professional, e.Spreadsheet Designer, Information Object Designer, and Analytics Designer); and

•	A unified metadata layer, which improves the overall accuracy of information analysis and is accessible by all products within Actuate’s Platform.

Actuate 8’s key benefits include:

•	Increased user satisfaction and reduced support and training costs due to a zero-training analysis and reporting experience for users that leverages their existing expertise and skill sets;

•	Reduced hardware and maintenance costs for serving the information needs of large numbers of users due to a highly scalable information server;

•	Flexibility to meet all user requirements through powerful, programmatically extensible tools for developers;

•	Reduced development and maintenance costs due to a true, object-oriented development framework;

•	Flexibility to integrate with any software infrastructure through a complete Web services application programming interface;

•	Operational visibility that is dramatically improved through an EII option that supports the real-time integration of disparate data sources including ERP and CRM applications, data warehouses, legacy systems and other XML-based data sources;

•	“Information Objects” that present a sharable, reusable business-friendly data abstraction layer that allows IT to quickly create complex distributed queries that deliver operational information in real-time to all users across the enterprise;

•	New adoption monitoring capabilities that track usage of the system and enable customers to monitor progress towards 100% user adoption of their Enterprise Reporting Applications and identify the reports and analyses that are most and least useful to users;

•	e.Spreadsheet Cell Locking capability that enables companies to distribute live spreadsheets containing formulas and graphs that enable immediate ‘what-if’ analysis while also protecting specified cells against alteration; and

•	e.Spreadsheet Matrix Script functionality that allows companies to easily generate live Excel spreadsheet reports that display hierarchical performance data based on any dimension, including geography, organizational structure, time or any other arbitrary dimensions specific to a business. It also enables the creation of spreadsheet reports that dynamically adjust based on the value of key metrics, providing users with immediate visibility into information that requires their attention,

Strategy

Our strategy is to be the leading provider of Enterprise Reporting solutions. Key elements of our strategy include:

Expand Market Leadership Position through Strategic Relationships.    We believe that we have established a leading position in the market for Enterprise Reporting Applications. To accelerate the adoption of Actuate 8 as the standard Enterprise Reporting Application platform for Global 9000 companies, we have established strategic relationships with leading software application vendors, systems integrators, consulting firms and development partners. We intend to further develop our existing strategic relationships and enter into new partnerships to expand our market presence and leadership.

Extend Technology Leadership.    Since inception, we have focused our research and development efforts on developing core technologies that address the requirements of developing and deploying Enterprise Reporting Applications. Our products integrate a number of advanced technologies, including a patented method of providing page level security in a report, LDAP integration, advanced viewing technology incorporating Java, PDF, DHTML, Unicode, XML, and Web services, a patented method of storing report objects, a multi-tier architecture, Web access and delivery technology, EII data access technology and patent-pending spreadsheet technology. In addition, we have in the past rapidly incorporated new technology into our product offerings. We believe that we provide a leading Enterprise Reporting Application Platform technology and we intend to extend this leadership position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies.

Broaden Distribution Channels.    To date, our products have been sold worldwide by our direct sales force and through our software application vendors, original equipment manufacturers (OEMs), resellers, and systems integrators. In the future, we intend to expand our direct sales force and telesales capability. In addition, we intend to continue to leverage and grow our existing network of OEMs, systems integrators, and resellers and expand our indirect distribution channel worldwide.

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

Leverage e.Services Capabilities. We have established successful relationships with our customers by serving as an advisor in developing and deploying Enterprise Reporting Applications. We are extending our direct e.Services capabilities to provide an expanded set of services to address areas such as Enterprise Reporting Application development strategy, project management, security integration and application design. In addition, we offer similar high-quality professional services capabilities through third-party alliances and are currently focused on the development of relationships with global and national systems integrators. By offering our clients a full range of e.Services on a global basis, we believe that we can broaden market awareness about the advantages of our Enterprise Reporting Application platform and create opportunities to sell new or additional products to clients.

Increase International Presence. We plan to increase our international operations. Outside North America, we have established subsidiaries in a number of countries and have reseller relationships throughout Europe, and the Asia/Pacific region. We have localized versions of our products in French, German, Spanish, and Japanese and we also support Chinese, Korean, and right-to-left reporting. We intend to expand our international operations by increasing our international sales force, expanding our indirect distribution channels worldwide and by continuing the localization of our products in selected markets.

Products and Technology

Actuate 8 is a unified software platform for developing and deploying Enterprise Reporting Applications. Enterprise Reporting Applications provide decision-making information with the simplicity, consistency, and relevance necessary for adoption by 100% of users, both inside and outside the firewall. In the case of direct sales to end user customers, our products have been typically priced on either a per CPU basis or on a per named user basis. Our development products are typically priced on a per named user basis. Indirect sales are usually either fixed price, unlimited usage arrangements, or arrangements where royalties are paid to us based on sell through to end-users.

The following table sets forth the primary products that comprise Actuate 8:

Actuate Products	Product Description
Actuate iServer	Scalable information server for generating, managing, and securely delivering reporting and analytic content that is adopted by 100% of an organization’s users.

Actuate Query Option	Web-based query tool for end-users of all levels of computing sophistication.

Actuate Analytics Option	Server option that provides Web-based Online Analytical Processing (OLAP) capabilities to power users, business analysts, and management.

Actuate Data Integration Option	Server option licenses Information Objects deployed on the server to combine data from two or more disparate data sources.

Actuate e.Report Option	Server option for generating enterprise reports for employees, customers, and business partners in browser-based Web formats.

Actuate e.Spreadsheet Option	Server option for generating, managing, and distributing critical business information over the Internet in easy-to-use and intuitive desktop spreadsheets.

Actuate Products	Product Description

Actuate e.Analysis Option	Server option that delivers to users browser-based, interactive analysis of report data without requiring any configuration or warehousing of application data.

Actuate Page Level Security Option	This server option allows users to view reports using page-level security.

Actuate Analytics Cube Designer	Enables IT to control access to the data and define the structure of each cube delivered by the Actuate iServer. Additionally, enables IT to blend Analytics seamlessly into existing Enterprise Reporting Applications and provide a branded, personalized end-user experience that requires almost no training.

Actuate e.Report Designer Professional	Provides a comprehensive, object-oriented environment for professional developers to create tightly integrated, highly flexible enterprise reports for any Web-enabled application.

Actuate e.Report Designer	Wizard-driven development tool that enables Web developers to rapidly publish database information to the Web in the form of embedded, actionable reports.

Actuate e.Spreadsheet Designer	Development environment for creating flexible and customizable Excel-based spreadsheet reports.
Information Object Designer	Development environment that enables professional developers to create controlled views of enterprise data for end-user querying. Additionally, enables the creation of Information Objects that pull and integrate real-time data from any number of heterogeneous data sources.

Formula One e.Spreadsheet Engine	Provides an API-driven component that Java developers use to embed Excel reporting functionality into projects deployed from J2EE application and Web servers.

Formula One e.Report Engine	100% pure Java tool for extracting, formatting, and delivering data from a variety of data sources including Java objects inside applications, databases, Enterprise JavaBeans, and text files.

Formula One Active X component	Provides an API-driven, Excel-compatible spreadsheet component for building Windows applications in visual development environments such as Visual Basic and Visual C++.

Eclipse Business Intelligence and Reporting Tools Project

Actuate joined the Eclipse Foundation, a community committed to the implementation of a universal platform for tools integration, as strategic developer and board member in August 2004. Actuate proposed a Business Intelligence and Reporting Tools (“BIRT”) project to the Eclipse open-source community for review at the same time. The Eclipse Foundation approved the project in September. Actuate is stewarding development of BIRT, which is expected to culminate in the industry’s first open Business Intelligence and Reporting platform in the first half of 2005.

Customers

Our customers operate in a wide variety of industries, including financial services, government, health care, manufacturing, pharmaceuticals, telecommunications, high technology, utilities, automotive, education, entertainment, travel, retail and others. International sales accounted for 21%, 18% and 23% of our total revenues in 2004, 2003 and 2002, respectively.

Sales

We sell our software and services worldwide through two primary means: (i) directly to corporate and government customers through our direct sales force and (ii) through indirect channel partners such as OEMs, systems integrators, and resellers.

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

Resellers.    Resellers are typically given the non-exclusive right to market our software in a specific territory and are offered discounts on our products. Resellers typically provide customers with some post-sales support and services.

Marketing

Our marketing organization is focused on generating leads, building market awareness and promoting acceptance of our Company and our products, as well as on developing strategic marketing, technology and other relationships. We have a comprehensive marketing strategy with several key components: image, awareness and credibility building, direct marketing to both prospective and existing customers, a strong Web presence, comprehensive sales support materials as well as broad-scale marketing programs in conjunction with key partners. Our corporate marketing strategy includes print advertising, public relations activities, trade shows and user group meetings. We also engage in programs to work closely with industry analysts and other influential third parties. Our direct marketing activities include extensive Web-based marketing campaigns, participation in selected trade shows and conferences and targeted ongoing direct mail and email efforts to existing and prospective customers. We also offer seminars, both in-person and over the Web, to educate prospective customers about our Enterprise Reporting Application platform. Finally, we have invested in building a partner and channel marketing function to conduct cooperative marketing programs with our partners.

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

Customer Service

We believe that providing superior customer service is critical to successfully selling and marketing our products. Our maintenance and support contracts are typically for 12 months, and may be renewed annually. Maintenance fees are typically set at either a percentage of the total license fees paid by a customer or a percentage of the list price of the underlying products. Maintenance and support contracts entitle the customer to receive software patches, updates and enhancements, when and if available. Customers purchasing maintenance are able to access Actuate’s local support centers located in the United States, Singapore, Switzerland and the United Kingdom via email and telephone during normal business hours. We supplement our telephone support with Web-based support services, including access to cases, resolutions, online Web forums and a software patch download area. We also offer an extended maintenance plan that gives our customers access to 24x7 support and additional support services. To improve access to our explanatory materials, we provide online documentation with all of our products.

Research and Development

Our research and development organization is divided into groups consisting of product managers, development engineers, quality assurance engineers, technical writers and developer communications personnel. Our development process begins with requirement specification, followed by functional and technical design, and concludes with implementation. Requirements are based on the needs of customers and prospects, as well as competitive, technological and industry factors. Our development group uses detailed processes and frequent milestones during the functional and technical design phases. During implementation, the product is built and tested daily and our quality assurance group verifies that functionality, quality and performance criteria are met. We have development centers located in South San Francisco, CA, Overland Park, KS, and Shanghai, China.

Research and development expenses were $19.8 million, $18.7 million and $18.6 million in fiscal years 2004, 2003 and 2002, respectively. We intend to continue to make substantial investments in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend on our ability to create products that directly address our customers’ needs, are of high quality, and leverage the latest technological innovations. These products must also support current and future releases of popular operating systems platforms, development languages, databases, Internet standards, and enterprise software applications. We intend to maintain and improve our current product line and to timely develop or acquire new products. Our ability to achieve future revenue growth will depend in large part on the market acceptance of our current and future products.

Competition

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and new product releases by our competitors that are marketed to compete directly with our products. Our competition comes in four principal forms:

•	Competition from current or future business intelligence software vendors such as Business Objects, Cognos, Hyperion, Information Builders and MicroStrategy, which offer enterprise reporting products;

•	Competition from other large software vendors such as Microsoft, Oracle and SAP, to the extent they include reporting functionality with their applications or databases;

•	Competition from other software vendors and software development tool vendors; and

•	Competition from the IT departments of current or potential customers that may develop scalable Enterprise Reporting Applications internally, which may be cheaper and more customized than our products.

Most of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing enterprise reporting software products or significantly increase the functionality of their existing reporting software products. We expect additional competition as other established and emerging companies enter the Enterprise Reporting Application market and new products and technologies are introduced.

Intellectual Property Rights

We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to shrink/click-wrap or signed license agreements that impose certain restrictions on licensees’ ability to utilize the software. In addition, we take precautions to avoid disclosure of our intellectual property. These precautions include requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We seek to protect our software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. We also have a small number of issued and pending U.S. patents expiring at varying times ranging from 2015 to 2019. The expiration of any such patents would not have a material effect on our business.

Employees

As of December 31, 2004, we had 480 full-time employees, including 151 in sales and marketing, 126 in research and development, 121 in services and support, and 82 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage. We believe our employee relations are good. We also believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel and, in particular, executive officers.

Actuate Executive Officers

Actuate’s executive officers as of February 10, 2005 are as follows:

Name	Offices
Nicolas C. Nierenberg	Chairman of the Board and Chief Architect
Peter I. Cittadini	Director, President and Chief Executive Officer
Daniel A. Gaudreau	Senior Vice President, Finance and Administration and Chief Financial Officer
Mark A. Coggins	Senior Vice President, Engineering
Thomas P. Ryan	Senior Vice President, Customer Service and Chief Information Officer
Ilene M. Vogt	Senior Vice President, Worldwide Operations
N. Nobby Akiha	Vice President, Marketing
Philip R. Strauss	General Counsel and Vice President, Corporate Development

Nicolas C. Nierenberg, 48, has been Chairman of the Board of Directors since he co-founded Actuate in November 1993 and became our Chief Architect in August 2000. Mr. Nierenberg was also Chief Executive Officer of Actuate from November 1993 until August 2000 and President from November 1993 until October 1998. Prior to founding Actuate, from April 1993 to November 1993, Mr. Nierenberg worked as a consultant for Accel Partners, a venture capital firm, evaluating investment opportunities in the enterprise software market. Mr. Nierenberg co-founded Unify Corporation, which develops and markets relational database development tools. Mr. Nierenberg held a number of positions at Unify including, Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Engineering and Chief Technical Officer. Mr. Nierenberg is currently a director for AwarePoint, a privately held software company, and is a member of the board of trustees for The Burnham Institute, a non-profit organization.

Peter I. Cittadini, 49, has been Chief Executive Officer of Actuate since August 2000 and has been the President of Actuate since October 1998. Mr. Cittadini was also Actuate’s Chief Operating Officer from October 1998 until August 2000 and served as Actuate’s Executive Vice President from January 1995 to October 1998. From 1992 to 1995, Mr. Cittadini held a number of positions at Interleaf, Inc., an enterprise software publishing company, including Senior Vice President of Worldwide Operations responsible for worldwide sales, marketing, customer support and services. From 1985 to 1991, Mr. Cittadini held a number of positions at Oracle Corporation, including Vice President, Northeast Division.

Daniel A. Gaudreau, 57, has been Senior Vice President, Finance and Administration and Chief Financial Officer since January 1999 and served as Vice President, Finance and Administration and Chief Financial Officer from February 1997 to January 1999. From January 1994 to February 1997, Mr. Gaudreau served as Vice President, Finance and Chief Financial Officer of Plantronics, Inc., a publicly traded telephone headset manufacturing company, where he was responsible for all financial and administrative operations. From January 1990 to January 1994, Mr. Gaudreau was Vice President, Finance and Chief Financial Officer at Ready Systems, an operating systems software company. Prior to that, Mr. Gaudreau spent two years at Apple Computer as the Controller of Fremont Manufacturing Operations, prior to which he spent 18 years at General Electric where he held various financial management positions. Mr. Gaudreau currently serves as a Director of BiTMICRO Networks, a privately held manufacturer of solid state storage devices.

Mark A. Coggins, 48, has been Senior Vice President, Engineering since October 2003. From May 2001 to April 2003, Mr. Coggins was Vice President, Engineeering at Verisign, a publicly traded security software company. From January 1999 to April 2001, Mr. Coggins was Vice President, Products at ShortCycles, a CRM software company. Prior to that, Mr. Coggins held positions in engineering and marketing management at Netscape Communications, Interactive Development Environments and Hewlett Packard.

Thomas P. Ryan, 44, has been Senior Vice President, Customer Service and Chief Information Officer since January 2002 and served as Vice President and Director, Customer Service from August 1997 to December 2001. From June 1996 to July 1997, Mr. Ryan was a senior manager in the advanced support group at Informix. Prior to that, Mr. Ryan held various management positions at Illustra, Oracle Corporation and Amdahl.

Ilene M. Vogt, 46, has been Senior Vice President, Worldwide Operations since July 2002 and served as Senior Vice President and Vice President, North American Operations and Director, Western Region Sales from March 1995 to June 2002. From July 1991 to February 1995, Ms. Vogt was a Sales Manager for Interleaf, Inc.

N. Nobby Akiha, 47, has been Vice President, Marketing since August 2000. From August 1994 to July 2000, Mr. Akiha was Vice President, Marketing and Business Development at Inference Corporation. From October 1993 to July 1994, Mr. Akiha was a Senior Consultant at Regis McKenna, Inc. Prior to that, Mr. Akiha was Director of Marketing Communications at Interactive Development Environments and a Group Product Manager at Oracle Corporation.

Philip R. Strauss, 36, has been General Counsel and Vice President, Corporate Development since January 2005. Mr. Strauss was formerly Vice President and General Counsel of Brio Software (2000 to 2003), held positions as Corporate Counsel at Adobe Systems (2004 to 2005), Senior Counsel at Hyperion Solutions (2003) and was an associate in the law firms Shearman & Sterling LLP and Jones Day. Mr. Strauss is currently a director of Data Beacon, a private software company.

Website Access to Actuate’s Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, are available free of charge through our Website at www.actuate.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

Actuate’s properties consist of leased facilities for sales and marketing, research and development, services and support and administrative personnel. Actuate’s headquarters facilities consist of approximately 124,000 square feet in South San Francisco, California, of which approximately 50,000 square feet have been subleased. This facility lease is through April of 2011. Actuate also leases office facilities in various locations in the United States and abroad.

We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms. As a result of our California facilities being located near major earthquake fault lines, in the event of an earthquake our business, financial condition and operating results could be seriously harmed. In addition, California has in the past experienced energy power shortages. If future power shortages result in numerous or prolonged brownouts or blackouts, our business, financial condition and operating results could be seriously harmed. All facilities are leased under operating leases.

ITEM 3.    LEGAL PROCEEDINGS

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “ACTU” and has been traded on Nasdaq since Actuate’s initial public offering in 1998. The following table sets forth the high and low closing sales prices of our common stock during the last two years:

	High	Low
First Quarter of Fiscal 2003	$2.90	$1.25
Second Quarter of Fiscal 2003	$3.15	$1.33
Third Quarter of Fiscal 2003	$3.77	$2.50
Fourth Quarter of Fiscal 2003	$4.21	$2.69
First Quarter of Fiscal 2004	$3.80	$2.70
Second Quarter of Fiscal 2004	$4.09	$2.96
Third Quarter of Fiscal 2004	$3.92	$2.96
Fourth Quarter of Fiscal 2004	$3.59	$2.37

According to the records of Actuate’s transfer agent, as of January 31, 2005, Actuate had 137 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include, as one record holder each such brokerage house or clearing agency). We believe we had approximately 7,000 beneficial owners of our common stock. On January 31, 2005, the closing price of our common stock was $2.53 per share.

We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2004, that were either approved or not approved by stockholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of available securities remaining for future issuance
Equity compensation plans approved by stockholders (1)	17,609,896	$2.97	9,919,240
Equity compensation plans not approved by stockholders (2)	1,469,237	$2.02	619,110

Total	19,079,133	$2.90	10,538,350

(1)	Consists of five plans: our 1998 Equity Incentive Plan, Tidestone 1998 Incentive Stock Option Plan, Tidestone Non-Qualified Stock Option Plan of 1999, 1998 Non-Employee Directors Option Plan, and the 1998 Employee Stock Purchase Plan.
(2)	Consists of one plan: our 2001 Supplemental Stock Option Plan. See “Note 9 of the Notes to Consolidated Financial Statements.”

Issuer Purchases of Equity Securities

Pursuant to the stock repurchase program announced in September 2001, Actuate’s Board of Directors has authorized, on an on-going basis, the repurchase of up to $1.5 million of Actuate common stock each calendar quarter. The Board of Directors had suspended the repurchase program for the fourth quarter of 2004, so we did not repurchase any shares in this quarter. However, the program was reinstated in the first quarter of fiscal year 2004. We repurchased approximately $1.5 million of Actuate stock during the first quarter of fiscal year 2005.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto that are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheets data at December 31, 2004 and 2003 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the year ended December 31, 2001 and 2000 and the consolidated balance sheets data as of December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License fees	$42,703	$47,598	$58,280	$79,106	$72,286
Services	61,954	56,857	50,884	48,100	36,474

Total revenues	104,657	104,455	109,164	127,206	108,760

Costs and expenses:
Cost of license fees	3,417	3,140	2,824	2,305	1,959
Cost of services	24,763	23,648	23,936	29,702	22,471
Sales and marketing	41,296	45,769	46,550	58,859	48,133
Research and development	19,847	18,732	18,576	19,011	14,938
General and administrative	10,856	12,220	12,724	10,853	7,015
Amortization of goodwill (in 2001 & 2000 only) and other intangibles	1,110	2,021	3,082	10,704	7,147
Purchased in-process research and development	—	600	—	—	—
Restructuring charges	2,006	—	27,136	859	—

Total costs and expenses	103,295	106,130	134,828	132,293	101,663

Income (loss) from operations	1,362	(1,675)	(25,664)	(5,087)	7,097
Interest and other income, net	822	720	769	1,148	891

Income (loss) before income taxes	2,184	(955)	(24,895)	(3,939)	7,988
Provision for income taxes	886	3,542	576	2,478	2,589

Net income (loss)	$1,298	$(4,497)	$(25,471)	$(6,417)	$5,399

Basic net income (loss) per share (1)	$0.02	$(0.07)	$(0.42)	$(0.11)	$0.10

Shares used in basic per share calculation (1)	61,577	60,766	60,141	59,299	56,114

Diluted net income (loss) per share (1)	$0.02	$(0.07)	$(0.42)	$(0.11)	$0.08

Shares used in diluted per share calculation (1)	65,202	60,766	60,141	59,299	64,483

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$47,273	$45,439	$44,867	$39,807	$26,928
Working capital	28,922	27,085	29,874	28,143	23,237
Total assets	105,455	101,406	108,436	117,391	98,322
Long-term liabilities, less current portion	12,885	15,453	17,754	2,080	2,182
Stockholders’ equity	46,945	45,181	48,423	71,077	56,977

(1)	See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing net income (loss) per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of an Enterprise Reporting Application Platform, a unified software platform that enables large organizations and packaged application software vendors to develop and deploy self-service, customer and employee-facing Enterprise Reporting Applications. Enterprise Reporting Applications are intuitive, Web portal-like reporting applications that empower 100% of users with decision-making information. Our Actuate 8 product line provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical Enterprise Reporting Applications. These applications retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy Enterprise Reporting Applications across a range of business functions including financial management, sales management, account management, and customer self-service.

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

Our total revenues for fiscal year 2004 were $104.7 million, which were consistent with our prior fiscal year revenues of $104.5 million. License revenues decreased by 10% from $47.6 million in fiscal 2003 to $42.7 million in fiscal year 2004. The decrease in license revenues was more than offset by growth in services revenues, which grew approximately 9% from $56.9 million in fiscal 2003 to $62.0 million in fiscal year 2004. This growth was primarily due to increases in maintenance pricing and the installed base of customers receiving ongoing maintenance and support.

For fiscal year 2004, net income was $1.3 million or $.02 per diluted share compared with a net loss of $4.5 million or $0.07 per share in fiscal year 2003. The improvement in profitability was due to lower expenses in fiscal year 2004 compared to fiscal year 2003. In fiscal year 2004, provision for income taxes was $0.9 million compared to $3.5 million in fiscal year 2003. The $2.6 million decrease in the provision for income taxes was primarily due to a $3.0 million increase in the valuation allowance for deferred tax assets in fiscal year 2003 when we determined that such deferred tax assets were no longer more likely than not to be realized. From fiscal year 2003 to fiscal year 2004, total costs and expenses also decreased by $2.8 million. Various factors contributed to the decrease including a decline of approximately $2.0 million in legal fees associated with the Microstrategy litigation. The court ruled in favor of us regarding this matter in June 2004.

North American total revenues decreased by approximately 3% during the year from $85.0 million in fiscal year 2003 to $82.3 million in fiscal year 2004, while revenues from our international regions increased 15% from $19.4 million in fiscal year 2003 to $22.4 million in fiscal year 2004. To date, we have sold our products internationally primarily through our subsidiaries in Europe and Asia/Pacific. During fiscal year 2004, we derived 21% of our total revenues from sales outside of North America while 18% of our total revenues were derived from sales outside North America in fiscal year 2003.

During fiscal year 2004, three trends had a significant impact on our results of operations. First, as an enterprise software vendor, we experienced a weak corporate spending environment for enterprise reporting applications. We currently believe that corporate IT budgets will grow only modestly in 2005. Second, in 2004 we continued to witness corporations consolidating their business intelligence and enterprise reporting software purchases into fewer suppliers. Corporations were reluctant to buy software from new vendors. This impacted our ability to acquire as many new Global 9000 customers as planned. If this trend continues, it will impact our business in 2005. Finally, for the past several years, we experienced vigorous competition in the enterprise reporting market. The existence of this competitive environment required additional sales and marketing efforts to differentiate our products, which resulted in extended sales cycles. We believe that competition in the enterprise reporting market will be vigorous in 2005.

During 2004, we announced four strategic initiatives that we are undertaking to help improve the sale of our software products in the future. These initiatives are as follows:

Selling to IT Management – We intend to re-focus our sales efforts on selling our products to IT managers who we believe generally recognize the technical advantages of our products. We hope this initiative will result in increased license revenue in the short term.

Solution Selling to Line-of-Business Management – We are creating software solutions to market to-line-of-business managers. These solutions will initially be related to financial management and reporting. We hope this initiative will result in increased license revenue over the medium-to-long term.

Investing in the Business Intelligence Reporting Tool (“BIRT”) – We are continuing to make a significant investment in creating a new open source code reporting tool, known as BIRT. We hope that BIRT will eventually become widely adopted by Java developers and will create demand for our other commercially available products. The BIRT project is a long-term initiative.

Selling to Global 9000 Corporations in the Financial Services Sector - We intend to continue focusing on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector.

As of December 31, 2004, we had 480 full-time employees, a net decrease of 55 employees, or 10%, in our workforce reported as of December 31, 2003. During 2004, 53 positions were eliminated through our announced restructurings and the remaining positions were eliminated through attrition. We expect that there will be an additional 13 positions eliminated in fiscal year 2005 resulting from our restructuring announced in October 2004. Approximately 87% of the positions that were eliminated in fiscal year 2004 occurred in our sales and marketing group.

In the first quarter of 2004 we recognized $586,000 in severance, benefit and related legal costs when we initiated a restructuring of our French operations to size the operation to meet the expected business and economic environment for our products in France. This restructuring resulted in a workforce reduction of five people. In the fourth quarter of 2004, we implemented a second restructuring program. This was to further align our cost structure with future revenue expectations. We estimate that the restructuring plan will have eliminated approximately $10.0 million in operating costs annually. Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Therefore, only a portion of the costs associated with this restructuring are reflected in our results of operations for the fourth quarter of 2004. The total amount of these costs expensed during the quarter was approximately $1.4 million. We expect further additional residual costs associated with this restructuring will be incurred in the first quarter of fiscal year 2005.

In March 2004, we introduced a new price list with added focus on licensing our server products based on the number of named users as opposed to the number of CPUs. This change was made to allow for a lower entry price point for new customers as well as to address the increases in the performance of individual CPU’s and the scalability of our software. Under our new licensing model, our server products can either be licensed on a CPU basis or on a named user basis. These named user licenses are sold in predefined “user blocks”. In conjunction with the introduction of named user pricing, we also significantly increased the list price for our CPU-based licenses. As maintenance and support is often priced as a percentage of software list price, in such cases, our pricing for maintenance has also increased accordingly.

In the first quarter of fiscal year 2004, the company began the implementation of a new enterprise accounting system. In accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” all appropriate implementation costs are being capitalized from the beginning of the implementation project until the date in which the system is substantially complete. We activated the new accounting system in the third quarter of fiscal year 2004. However, we were still in the application development stage of the project and continue to incur significant costs to further modify the system through the first quarter of fiscal year 2005. Such costs continue to be capitalized in accordance with SOP No. 98-1 until the system is deemed to be substantially complete, which we expect to occur in the first quarter of fiscal year 2005. As of December 31, 2004, a total of $2.7 million has been capitalized under this project. The total capitalized costs of this project are being amortized over an estimated useful life of seven years. Amortization began upon activation of the new system in August of fiscal year 2004.

During 2004, we implemented new requirements under the Sarbanes-Oxley Act of 2002 and recently enacted rules of the SEC and Nasdaq. These efforts caused us to incur significant increased costs. In particular, the rules governing the standards that must be met for management to assess our internal controls over financial reporting under Section 404 are new and complex, and require significant documentation, testing and possible remediation. This ongoing process of reviewing, documenting and testing our internal controls over financial reporting has resulted in, and will likely continue to result in, a significant strain on our management, information systems and resources. Furthermore, achieving and maintaining compliance with the Sarbanes-Oxley Act of 2002 and other new rules and regulations has required us to hire additional personnel and has and will continue to require us to use additional outside legal, accounting and advisory services.

During the course of the audit of Actuate Corporation’s 2004 financial statements, the Company identified a material weakness in internal controls over financial reporting related to an audit adjustment identified by our external auditors, KPMG LLP, relating to the restructuring charge incurred in the fourth quarter of 2004. Specifically, a decision was made to vacate a foreign facility and a liability aggregating $628,000 was recorded for costs to be incurred for its remaining term. However, as of December 31, 2004, we had not met all of the requirements under SFAS No. 146 to record this charge and, therefore, no liability should have been recorded. The liability is now expected to be recorded in the first quarter of 2005. The restructuring charge was corrected prior to completion of the audit and, as a result, this correction did not have any effect on reported year-end or previously reported financial results.

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

Critical Accounting Policies and Estimates

General.    Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On a regular basis, we evaluate estimates, including those related to bad debts, income taxes, restructuring, and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    We recognize revenues in accordance with AICPA Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” However, certain judgments affect the application of our revenue recognition policy. For example, we are required to exercise judgment in evaluating risk of concession when payments terms extend beyond the normal credit period ranging between net 30 to 60 days. In certain circumstances, we may grant extended payment terms to our customers. If such extended terms cause us to believe that the underlying fees are no longer fixed or determinable, we may recognize license revenues as payments become due and payable. Further, assessment of collectibility is particularly critical in determining whether revenues should be recognized in the current market environment. We also record a small provision for estimated sales returns on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenues could be overstated. For multiple- element arrangements that include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value, which is generally the price charged when that element is sold separately. We are required to exercise judgment in determining whether VSOE exists for each undelivered element.

We have analyzed all of the elements included in our multiple element arrangements and determined that we have sufficient VSOE of fair value to allocate revenue to the underlying elements. Accordingly, assuming all other revenue recognition criteria are met, we recognize revenue from perpetual license sales upon delivery using the residual method in accordance with SOP 98-9. We recognize associated maintenance revenue ratably over the maintenance term and revenue from consulting and other services as the related services are performed.

Allowance for Doubtful Accounts.    The Company’s accounts receivable is subject to collection risks. Our gross accounts receivable is reserved against this risk through an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration a combination of factors. We look at factors such as past experience, credit quality of the customer, age of the receivable balance, and current economic conditions. These factors are reviewed to determine whether a specific reserve for bad debt should be recorded to reduce the related receivable to the amount believed to be collectible. We also specifically reserve for all outstanding domestic consulting, training, and maintenance renewal invoices which are older than a specified number of months past due.

The Company also records unspecified reserves for bad debt for all other customers based on a variety of factors, including length of time the receivables are past due and historical experience. A reserve percentage is applied to various aged categories of receivables based on historical experience to determine how much of an unspecified reserve is needed. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Allowance for Deferred Tax Assets.    A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for and amount of the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income or reduce loss and increase shareholder’s equity in the period such determination was made. Likewise, if we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Due to the current economic environment, increased competition, a history of net losses, and our uncertainty in projecting future taxable income, we have determined that we can no longer rely on projections of future taxable income to support the realization of our deferred tax assets. Accordingly, as of December 31, 2004, we recorded a $1.1 million increase to the valuation allowance related to deferred tax assets generated in the current year.

Contingencies.    We are or have been engaged in legal actions arising in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in litigation or settlement strategy for a particular matter.

Accrual for Restructuring Charges.    During the fiscal years ended December 31, 2004 and 2002, we implemented certain restructuring plans that were a combination of reductions in workforce, exits of idle facilities and write-offs of fixed assets. The restructuring charges were based on actual and estimated costs incurred in connection with these restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries. In fiscal year 2002, we recorded a facility restructuring charge, which consisted of estimated future obligations for the non-cancelable lease payments and estimated costs associated with subleasing the property. We reduced the amount of the facility restructuring charge by the estimated amount of sublease income. The assumptions we made, which we periodically re-evaluate and adjust as appropriate, are based on estimates of such factors as future vacancy rates, the time required to sublease the property and sublease rates. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges for exiting the idle facilities, the reversal of such over-accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring charges. Conversely, if it is determined that our accrual is insufficient, an additional restructuring charge would be recorded and would have an unfavorable impact on our financial statements in the period this was determined.

Valuation of Goodwill and Other Purchased Intangible Assets.    We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, customer lists, non-compete agreements, experienced workforce, and trademarks. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets, or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If the assessment indicates that the intangible asset is not recoverable, we will reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. We did not record any impairment charges on our intangible assets during fiscal year 2004. As of December 31, 2004, the net carrying amount of our intangible assets was $3.1 million.

We evaluate goodwill on an annual basis for indications of impairment based on our fair value as determined by our market capitalization in accordance with Statement of Financial Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during fiscal year 2004. As of December 31, 2004, the carrying amount of our goodwill was $20.8 million.

Valuation of Minority Interest in Actuate Japan.    The minority shareholders of Actuate Japan have the option to put their 33.3% equity interest (“Minority Interest”) in Actuate Japan and we have the option to call the Minority Interest for approximately $1.3 million as of December 31, 2004. Our policy is to record a loss, if any, at the time that the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put and call option, we would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. We periodically perform a valuation analysis of the Minority Interest. This valuation analysis includes assumptions regarding projected future cash flows and discount rates. Variances in these assumptions could have a significant impact on our conclusion as to whether a loss is probable and the amount of the loss. As of December 31, 2004, we concluded that a loss was not probable. We consolidate 100% of the operating results and all investments in the subsidiary are eliminated in consolidation.

Recovery of Long-Lived Assets.    The Company evaluates the recovery of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Revenues:
License fees	41%	46%	53%
Services	59	54	47

Total revenues	100	100	100

Costs and expenses:
Cost of license fees	3	3	2
Cost of services	24	22	22
Sales and marketing	40	44	43
Research and development	19	18	17
General and administrative	10	12	11
Amortization of other intangibles	1	2	3
Purchased in-process research and development	—	1	—
Restructuring charges	2	—	25

Total costs and expenses	99	102	123

Income (loss) from operations	1	(2)	(23)
Interest and other income, net	1	1	1

Income (loss) before income taxes	2	(1)	(22)
Provision for income taxes	1	3	1

Net income (loss)	1%	(4)%	(23)%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, consulting, and training. Total revenues were $104.7 million in fiscal year 2004 compared with $104.5 million in fiscal year 2003 and decreased by 4% from $109.2 million in fiscal year 2002 to $104.5 million in fiscal year 2003. No single customer accounted for more than 10% of our revenues for any of the periods presented.

License Fees.    Revenues from license fees decreased by 10% from $47.6 million in fiscal year 2003 to $42.7 million in fiscal year 2004 and decreased by 18% from $58.3 million in fiscal year 2002 to $47.6 million in fiscal year 2003. The domestic total license revenue decreased by 16% from fiscal year 2004 to fiscal year 2003 whereas the international license revenues grew by 12% in fiscal year 2004 over fiscal year 2003. The 2004 increase in international license fees was primarily seen in our Japanese and Canadian subsidiaries, whose license fees grew by $922,000 and $439,000 from the prior year, respectively. Meanwhile, we saw a slight decrease in the 2004 license fees from the European regions from the prior year. The decrease in domestic license fee revenues from fiscal year 2002 to fiscal year 2004 was primarily due to a weak corporate spending environment for enterprise reporting applications and a more competitive environment in our market niche. We have seen customers engage in vendor consolidation and our competitors have recently released competing products. These factors have had an adverse impact on the demand for our products in domestic markets. License revenues derived from our indirect channel partners, including OEMs, systems integrators and resellers, accounted for 13%, 30% and 32% of total revenues from license fees for fiscal years 2004, 2003 and 2002, respectively.

Services.    Revenues from services are comprised of maintenance and support, consulting, and training. Service revenues increased by 9% from $56.9 million in fiscal year 2003 to $62.0 million in fiscal year 2004 and increased by 12% from $50.9 million in fiscal year 2002 to $56.9 million in fiscal year 2003. The increases in service revenues from fiscal year 2002 to fiscal year 2004 were primarily due to an increase in the worldwide installed base of customers receiving ongoing maintenance and support.

Costs and Expenses

Cost of License Fees.    Cost of license fees consists primarily of production costs including printing and packaging, amortization of purchased technologies, and localization costs. Cost of license fees increased by 9% from $3.1 million, or 7% of revenues from license fees, in fiscal year 2003 to $3.4 million, or 8% of revenues from license fees, in fiscal year 2004. Cost of license fees increased by 11% from $2.8 million, or 5% of revenues, in fiscal year 2002 to $3.1 million in fiscal year 2003. The increase in cost of license fees in fiscal 2004 as compared to fiscal year 2003 was primarily due to a full year amortization of purchased technology as a result of our acquisition of Nimble Technology in fiscal year 2003 resulting in a net increase of $370,000, increased printing and production costs of $480,000 and an increase in royalties of $430,000 due to third parties. These increases were offset by a $360,000 decrease in localization costs. The increase in cost of license fees in fiscal year 2003 as compared to fiscal year 2002 was primarily due to partial year amortization of purchased technology as a result of our acquisition of Nimble Technology during the middle of fiscal year 2003. We recognized $1.5 million, $1.2 million, and $903,000 for the amortization of purchased technology in fiscal years 2004, 2003 and 2002, respectively. We expect our cost of license fees as a percentage of revenues from license fees to gradually decrease in future periods primarily as a result of lower amortization of purchased technology.

Cost of Services.    Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services increased by 5% or approximately $1.2 million from $23.6 million or 42% of service revenues, in fiscal year 2003 to $24.8 million, or 40% of services revenues, in fiscal year 2004. Cost of services decreased by 1% from $23.9 million, or 47% of services revenues, in fiscal year 2002 to $23.6 million in fiscal year 2003. The increase in cost of services in absolute dollars in fiscal year 2004 is primarily a result of the increase in service revenue during the year. Although service revenue in absolute dollars increased by $5.1 million over fiscal year 2003, cost of services as a percentage of services revenues decreased from 42% in fiscal year 2003 to 40% in fiscal year 2004. This decrease is due to the fact that the primary driver in the service revenue increase was derived from maintenance and support, which have considerably lower costs associated with them than consulting services. The decrease in cost of services as a percentage of services revenues during fiscal year 2003 was also primarily due to an increase in an on-going maintenance and support revenue while maintaining corresponding expenses at the prior year level.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses decreased by 10% from $45.8 million, or 44% of total revenues, in fiscal year 2003 to $41.3 million, or 40% of total revenues, in fiscal year 2004. Sales and marketing expenses decreased by 2% from $46.6 million, or 43% of total revenues, in fiscal year 2002 to $45.8 million in fiscal year 2003. Sales and marketing expenses decreased in fiscal year 2004 as compared to fiscal year 2003 due primarily to a reduction of $3.5 million in marketing program expenses and a reduction of $1.1 million in professional and outside consulting services, both as a result of the Company’s efforts in fiscal year 2004 to focus on reducing overall marketing expenditures. Sales and marketing expenses also decreased in fiscal year 2004 as a result of a 24% decrease in headcount. This decrease in headcount was largely due to our two restructurings that were implemented globally. At the end of fiscal year 2004, we had 151 employees in sales and marketing, compared with 199 and 197 employees at the end of fiscal years 2003 and 2002, respectively. Sales and marketing expense decreased slightly in fiscal year 2003 as compared to fiscal year 2002 due primarily to lower commissions earned on lower revenues and a reversal of accrued commissions that we recorded in the third quarter of fiscal year 2003, of which approximately $430,000 was accrued in prior years. See further discussion in Note 1 to the Consolidated Financial Statements. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 35-45% in future periods.

Research and Development.    Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased by 6% from $18.7 million, or 18% of total revenues, in fiscal year 2003 to $19.8 million, or 19% of total revenues, in fiscal year 2004. Research and development expenses increased by 1% from $18.6 million, or 17% of total revenues, in fiscal year 2002 to $18.7 million in fiscal year 2003. The increase in fiscal year 2004 was primarily due to costs associated with the opening of our Shanghai research facility totaling approximately $510,000. The increase in research and development expenses in absolute dollars in fiscal year 2003 as compared to fiscal year 2002 was primarily due to higher rent and facility related charges totaling $517,000, as well as a slight increase in salaries and benefits related expenses of approximately $115,000, both resulting from the acquisition of Nimble Technology in July 2003. Offsetting these increased expenses were lower depreciation expenses of $243,000, lower consulting expenses of approximately $200,000, and lower employee relations and other related charges of $66,000 in fiscal year 2003. At the end of fiscal year 2004, we had 126 employees in research and development compared to 130 and 113 employees at the end of fiscal years 2003 and 2002, respectively. The increases in research and development expenses as a percentage of total revenues for fiscal year 2004 and 2003 were due to the decline in our total revenues in fiscal years 2004 and 2003, as compared to total revenues for the same period in fiscal year 2002. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve. We expect research and development expenses to remain relatively stable in absolute dollars in the short-term.

General and Administrative.    General and administrative expenses consist primarily of personnel and related costs in finance, human resources, legal and tax functions, as well as audit and legal fees and bad debt expense. General and administrative expenses decreased by 11% from $12.2 million, or 12% of total revenues, in fiscal year 2003 to $10.9 million, or 10% of total revenues, in fiscal year 2004. General and administrative expenses decreased by 4% from $12.7 million, or 12% of total revenues, in fiscal year 2002 to $12.2 million or 12% of total revenues in fiscal year 2003. The $1.4 million decrease in general and administrative expenses from fiscal year 2003 to fiscal year 2004 was primarily due to a decrease of $2.0 million in legal costs associated with the MicroStrategy litigation, which ended favorably in fiscal year 2004. We also recorded a reversal of sales taxes of $365,000 in the second quarter of fiscal year 2004 due to a favorable outcome on our Board of

Equalization audit. In addition, we negotiated a more favorable property and liability insurance premium, which lowered the expense by approximately $260,000 in fiscal year 2004. These decreases were offset by increases in professional consulting fees and internal personnel costs of approximately $1.2 million in fiscal year 2004 as a result of the Company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. The slight decrease of $500,000 in general and administrative expenses from fiscal year 2002 to fiscal year 2003 was due to declines in depreciation expense of $567,000, bad debt expense of $500,000 and staffing related expenses of $370,000. These decreases were offset by increases in legal and accounting expenses totaling approximately $700,000 and property and liability insurance of $200,000 in fiscal year 2003. We expect our general and administrative expenses will continue to increase in absolute dollars in future periods due primarily to the implementation of a program to ensure compliance with the Sarbanes-Oxley Act and ongoing legal expenses.

Amortization of Other Intangibles.    On January 1, 2002, we implemented Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SAFS 142”), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. Accordingly, we discontinued the amortization of goodwill effective January 1, 2002. In addition, we reclassified $2.3 million of acquired workforce, which is no longer defined as a separately identifiable intangible assets under SFAS 142, as goodwill. As a result, no acquired workforce amortization was recognized in fiscal year 2002.

The provisions of SFAS 142 required the completion of a transitional impairment test within six months of adopting the accounting standard and any impairments identified must be treated as a cumulative effect of a change in accounting principle. During the quarter ended June 30, 2002, we completed the transitional impairment test, which did not result in an impairment of recorded goodwill. The provisions of SFAS 142 also require an annual impairment test, which we completed on October 1, 2002, October 1, 2003 and October 1, 2004. None of these annual impairment tests resulted in an impairment of recorded goodwill.

Amortization of other intangible assets was $2.6 million, $3.2 million and $4.0 million for fiscal years 2004, 2003 and 2002, respectively. The net decrease in amortization of other purchased intangible assets in fiscal year 2004 as compared to fiscal year 2003 was primarily due to the customer base related to prior acquisitions in Europe that were fully amortized by the middle of fiscal year 2003. This resulted in a decrease of approximately $1.0 million offset by an increase in the amortization of purchased technology and workforce of $488,000 related to the acquisition of Nimble Technology, a development stage Company. The decrease in amortization of other purchased intangible assets in fiscal year 2003 as compared to fiscal year 2002 was a result of the adoption of SFAS 142, which reclassified acquired workforce as goodwill and amortization was no longer required. We expect the estimated amortization expense of our existing other purchased intangible assets to be approximately $1.0 million in fiscal year 2005.

Purchased In-process Research and Development.    During the quarter ended September 30, 2003 and in connection with the acquisition of Nimble Technology, we recorded a charge to operations of $600,000 for purchased in-process research and development. The purchased in-process research and development was expensed because it had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a cost approach analysis, whereby the value of the purchased in-process research and development was determined by estimating the current cost of replacing the asset with one of equivalent economic utility. An independent third party determined the valuation of the purchased in-process research and development. We did not acquire any entities in fiscal year 2004 or 2002 and consequently did not record any purchased-in-process research and development costs.

Restructuring Charges.    The following discussion should be read in conjunction with the Notes to the Consolidated Financial Statements, which are included in this Form 10-K.

During fiscal year 2002, we recorded a restructuring charge of $27.1 million. This charge consisted of a $24.8 million facility exit charge and $2.3 million in costs related to the reduction of our worldwide workforce.

The facility exit charge was the result of a long-term non-cancelable lease agreement that we entered into during the fourth quarter of fiscal year 2000, in anticipation of a projected business expansion. During the third quarter of fiscal year 2002, we decided to exit this facility. The $24.8 million facility exit charge consisted of $21.5 million of estimated future obligations for the non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). This facility exit charge also included a $3.4 million write-off of property and equipment (primarily leasehold improvements) as a result of the abandonment of the leased facilities.

During fiscal year 2004, the Company underwent two restructurings. The first occurred in the first quarter of fiscal year 2004 when we initiated a restructuring of our French operation. We undertook this restructuring in order to size the operation to meet the expected business and economic environment for our products in France and to shift our sales strategy in France from one based primarily on direct sales to a strategy more focused on indirect sales channels. This restructuring consisted primarily of a workforce reduction and associated legal expenses, which resulted in a headcount reduction of five people and associated severance, benefit and related legal costs of $586,000 during the first quarter of 2004.

In early October 2004, we implemented an additional restructuring. This company-wide restructuring was undertaken to align our cost structure with future revenue expectations. The costs associated with this restructuring totaled $1.4 million in the fourth quarter of 2004 and were primarily comprised of severance and related costs. We expect to incur an additional expenditure of approximately $600,000 in the first quarter of fiscal year 2005 related to this restructuring. These additional charges are primarily related to idle facility costs of our French facility. According to Financial Accounting Standards statement No. 146 (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities”, in order to record the costs related to an idle facility, we must first cease use of the facility. We expect to cease use of our French facility in the first quarter of fiscal year 2005.

Interest and Other Income, Net.    Interest and other income, net, are comprised primarily of interest income earned by us on our cash and short-term investments. Interest and other income, net, increased by 14% from $720,000 in fiscal year 2003 to $822,000 in fiscal year 2004, and decreased by 6% from $769,000 in fiscal year 2002 to $720,000 in fiscal year 2003. The increase in interest and other income, net, in fiscal year 2004 was primarily due to improved returns on our cash and investments totaling approximately $650,000 and other gains totaling $175,000 related to currency exchange transactions with our international subsidiaries. The decrease in interest and other income, net in fiscal year 2003 as compared to fiscal year 2002 was primarily due to higher yields on cash and short-term investments in fiscal year 2002 and a decrease in interest rates in fiscal year 2003 from fiscal year 2002.

Provision for Income Taxes.    The provision for income taxes of $886,000, $3.5 million and $576,000 is based on pretax income of $2.2 million, and pretax losses of $1.0 million and $24.9 million in fiscal years 2004, 2003 and 2002, respectively. The provision for income taxes in fiscal year 2004 represents primarily federal, state and foreign taxes as adjusted for the impact of operating losses utilized, income tax credits and the reversal of reserves no longer required. The provision for income taxes in fiscal year 2003 represents primarily federal, state and foreign taxes as adjusted for the impact of operating losses not currently utilized, income tax credits, and the write off of deferred tax assets recognized in 2002. The provision for income taxes in fiscal year 2002 represents primarily federal, state and foreign taxes as adjusted for the impact of operating losses not currently utilized, income tax credits, and the recognition of additional deferred tax assets. The decrease in the provision for income taxes in fiscal year 2004 compared to fiscal year 2003 was primarily due to a $3.0 million increase in 2003 in the valuation allowance for deferred tax assets that did not occur in 2004. The increase in the provision for income taxes in fiscal year 2003 compared to fiscal year 2002 was primarily due to a $3.0 million increase in 2003 in the valuation allowance for deferred tax assets that were initially recognized in 2002. We determined that such deferred tax assets were no longer more likely than not to be realized.

We have determined that, based on a number of factors, as of December 31, 2004, no deferred tax assets should be recognized. A valuation allowance has, therefore, been recorded to reduce deferred tax assets to zero.

We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for and amount of the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income or reduce loss and increase shareholder’s equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Due to the current economic environment, increased competition, a history of net losses, and our uncertainty in projecting future taxable income, we have determined that we can no longer rely on projections of future taxable income to support the realization of our deferred tax assets. Accordingly, during the year ended December 31, 2004, we recorded a $1.1 million increase to the valuation allowance related to deferred tax benefit generated in the current year. We will continue to assess our ability to realize the tax benefits available to us based on actual and forecasted results.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was enacted. Among other provisions, the Jobs Act provides for a deduction for income from qualified domestic production activities phased in from 2005 to 2010, and a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. We do not plan to repatriate foreign earnings under the Jobs Act and have not yet determined the impact of the deduction for domestic production activities. Such deduction will first be available to the Company in 2005. At this time, we do not expect that the deduction will have a material impact on our provision for income taxes.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased $1.8 million, or 4%, to $47.3 million as of December 31, 2004 from $45.4 million as of December 31, 2003. Cash, cash equivalents and short-term investments increased $572,000 or 1% to the December 31, 2003 balance noted above, from $44.9 million as of December 31, 2002. Our source of cash, cash equivalents, and short-term investments over the past three years have been primarily generated by our operations.

Cash from Operating Activities.    Net cash provided by operations was $4.9 million during fiscal year 2004, compared to $4.3 million in fiscal year 2003, an increase of $600,000. Net cash provided by operating activities increased this period primarily due to the fact that we generated net income in fiscal year 2004 while we experienced a net loss in 2003. Cash from operating activities was also generated as a result of adjustments for non-cash items of amortization and depreciation and an increase in deferred revenues resulting from improvements in our maintenance and support revenues. These increases in cash generating activities were offset by an increase in our accounts receivable balances. The higher accounts receivable balance at December 31, 2004 is reflected in the days sales outstanding (“DSO”) number, which increased from 68 days at December 31, 2003 to 83 days at December 31, 2004. This high DSO number was the result of several factors, including unusually high billings in the last month of the quarter as a percentage of total billings for the quarter.

Cash From Investing Activities.    Net cash used by investing activities was $3.1 million during fiscal year 2004, compared to $6.4 million used in fiscal year 2003, an increase of approximately $3.3 million. For fiscal year 2004, the change in net cash used in investing activities was primarily due to the purchase of short-term investments. This as well in increase in the purchase of property and equipment, mostly related to the implementation of our new enterprise accounting system. Furthermore, during fiscal year 2003, we paid cash totaling $3.2 million for the acquisition of Nimble Technology and acquisition expenses.

Cash from Financing Activities.    Net cash used in financing activities was $318,000 in fiscal year 2004 compared to net cash provided by financing activities of $1.1 million in fiscal year 2003, a decrease of $1.4 million. This decrease was primarily the result of lower proceeds from the issuance of common stock in 2004, offset by a lower level of stock repurchases in 2004. For fiscal year 2004, net cash used in financing activities were derived from $2.7 million in cash used to repurchase shares of our common stock in the open market, partially offset by proceeds derived from the issuance of common stock under our employee stock purchase and stock option plans totaling approximately $2.4 million. For the same period last year, net cash provided by financing activities were primarily due from proceeds derived from the issuance of common stock under our employee stock purchase and stock option plans totaling $4.1 million, partially offset by the repurchase of shares of our common stock totaling approximately $3.0 million.

	Year ended December 31,
	2004	2003	2002
	(In thousands, except share data)
Number of shares repurchased	824,300	1,040,817	2,068,300
Cost of shares repurchased	$2,689	$2,964	$4,161

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

Contractual Obligations and Commercial Commitments.    Our future contractual obligations include minimum lease payments under operating leases at December 31, 2004, and are as follows (in thousands):

Fiscal Year	Future minimum lease payment	Future contractual sublease income	Net future minimum lease payments
2005	$6,845	$(1,266)	$5,579
2006	6,211	(212)	5,999
2007	6,103	—	6,103
2008	3,872	—	3,872
2009	3,660	—	3,660
Thereafter	4,845	—	4,845

	$31,536	$(1,478)	$30,058

Of the remaining net future minimum lease payments, $12.0 million is included in restructuring liabilities on the Company’s consolidated balance sheet as of December 31, 2004.

In connection with the office building leases in South San Francisco, California, we have provided the landlord with a letter of credit in the amount of $3.9 million as a security deposit. We have provided a security interest in all of our assets as collateral for the letter of credit.

Investment in Actuate Japan.    As of December 31, 2004, the Company owns 66.7% of the outstanding shares of Actuate Japan. The minority shareholders of Actuate Japan have the option to put their 33.3% equity interest (“Minority Interest”) in Actuate Japan and the Company has the option to call the Minority Interest for approximately $1.3 million. The price increases each year by 2% over the then prevailing long-term prime rate. Actuate’s policy is to record a loss, if any, at the time that the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put option, the Company would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. Actuate has not recorded any losses on the put/call option to date.

Indemnifications.    In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment”, which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

We are required to adopt SFAS 123R in the third quarter of fiscal year 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for fiscal year 2002 through fiscal year 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liabilities to reflect the requirements of FSP FAS 109-2.

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

The susceptibility of our operating results to significant fluctuations makes any prediction, including our estimates, of future operating results unreliable. In addition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of our future performance. Our operating results have in the past varied, and may in the future vary significantly due to factors such as the following:

•	Demand for our products;

•	The size and timing of significant orders for our products;

•	A slowdown or a decrease in spending on information technology by our current and/or prospective customers;

•	The marketing by our competitors of products that are directly competitive with our products;

•	The management, performance and expansion of our international operations;

•	Foreign currency exchange rate fluctuations;

•	Customers’ desire to consolidate their purchases of enterprise reporting and business intelligence software to one or a very small number of vendors from which a customer has already purchased software;

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of our indirect channel partners;

•	Changes in the way we and our competitors price our products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in our level of operating expenses and our ability to control costs;

•	The outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Budgeting cycles of our customers;

•	Failure to successfully manage acquisitions made by us;

•	Defects in our products and other product quality problems;

•	Failure to successfully meet hiring needs and unexpected personnel changes;

•	Changes in the market segments and types of customers at which we focus our sales and marketing efforts;

•	Lost revenue due to the availability of open-source products of Actuate and its competitors;

•	Changes in perpetual licensing models to term – or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale; and

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis.

Because our software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Furthermore, several factors may require us, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

•	Whether the license agreement includes both software products that are then currently available and software products or other enhancements that are still under development;

•	Whether the license agreement relates entirely or partly to software products that are currently not available;

•	Whether the license agreement requires the performance of services that may preclude revenue recognition until successful completion of such services;

•	Whether the license agreement includes acceptance criteria that may preclude revenue recognition prior to customer acceptance; and

•	Whether the license agreement includes undelivered elements (including limited terms or durations) that may preclude revenue recognition prior to customer acceptance.

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

Our expense levels and any plans for expansion, including plans to increase our sales and marketing and research and development efforts, are based in significant part on our expectations of future revenues and are relatively fixed in the short-term. If revenues fall below our expectations and we are unable to reduce our spending in response quickly, our business, operating results, and financial condition are likely to be harmed.

Based upon all of the factors described above, we have a limited ability to forecast the amount and mix of future revenues and expenses and it is likely that in some future quarter our operating results will be below our estimates or the expectations of public market analysts and investors. In the event that operating results are below our estimates or other expectations, the price of our common stock could decline.

IF WE FAIL TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND OUR INTERNATIONAL OPERATIONS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

Our total revenues derived from sales outside North America were 21%, 18% and 23% in fiscal years 2004, 2003 and 2002, respectively. Our ability to achieve revenue growth in the future will depend in large part on our success in increasing revenues from international sales. We intend to continue to invest significant resources to expand our sales and support operations outside North America and to enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If we are not successful in expanding international operations in a timely and cost-effective manner, our business, operating results and financial condition could be harmed.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as our OEMs, resellers and systems integrators. Our revenues from license fees resulting from sales through indirect channel partners were approximately 13%, 30% and 32% for fiscal years 2004, 2003 and 2002, respectively. Our ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of our strategy is to embed our technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. We also intend to establish and expand our relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend our products to their clients. Our future success will depend on the ability of our indirect channel partners to sell and support our products. If the sales and implementation cycles of our indirect channel partners are lengthy or variable or our OEMs experience difficulties embedding our technology into their products or we fail to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, our business, operating results and financial condition would be harmed.

Although we are currently investing, and plan to continue to invest, significant resources to expand and develop relationships with OEMs, we have at times experienced and continue to experience difficulty in establishing and maintaining these relationships. If we are unable to successfully expand this distribution channel and secure license agreements with additional OEMs on commercially reasonable terms, including significant up-front payments of minimum license fees, and extend existing license agreements with existing OEMs on commercially reasonable terms, our operating results would be harmed. Any inability by us to maintain existing or establish new relationships with indirect channel partners, including systems integrators and resellers, or, if such efforts are successful, a failure of our revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm our business, operating results and financial condition.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and product releases by our competitors that are marketed to compete directly with our products. Our competition comes in four principal forms:

•	competition from current or future business intelligence software vendors such as Business Objects, Cognos, Hyperion, Information Builders, and MicroStrategy, which offer enterprise reporting products;

•	competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they include reporting functionality with their applications or databases;

•	competition from other software vendors and software development tool vendors; and

•	competition from the IT departments of current or potential customers that may develop scalable Enterprise Reporting Applications internally, which may be cheaper and more customized than our products.

Most of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing enterprise reporting software products or significantly increase the functionality of their existing reporting software products, either of which could result in a loss of market share for us. We expect additional competition as other established and emerging companies enter the Enterprise Reporting Application market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm our business, operating results and financial condition.

Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of our prospective customers. Also our current or future channel partners may have established in the past, or may in the future, establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could reduce our revenues from license fees and services from new or existing customers on terms favorable to us. If we are unable to compete successfully against current and future competitors our business, operating results and financial condition would be harmed.

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that our current or future products infringe their intellectual property rights. We have been subject to infringement claims in the past and we expect companies in the Business Intelligence software market will increasingly be subject to infringement claims as the number of products and/or competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation and expenses, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business, operating results and financial condition.

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

BECAUSE THE SALES CYCLES OF OUR PRODUCTS ARE LENGTHY AND VARIABLE, OUR QUARTERLY RESULTS MAY FLUCTUATE.

The purchase of our products by our end-user customers for deployment within the customer’s organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond our control. These delays can arise from a customer’s internal procedures to approve large capital expenditures, budgetary constraints, the testing and acceptance of new technologies that affect key operations and general economic and political events. The sales cycle for initial orders and larger follow-on orders for our products can be lengthy and variable. Additionally, sales cycles for sales of our products to OEMs tend to be longer, ranging from 6 to 24 months or more and may involve convincing the vendor’s entire organization that our products are the appropriate software for the vendor’s application. This time period does not include the sales and implementation cycles of such vendor’s own products, which can be longer than our sales and implementation cycles. Certain of our customers have in the past, or may in the future, experience difficulty completing the initial implementation of our products. Any difficulties or delays in the initial implementation by our end-user customers or our indirect channel partners could cause such customers to reject our software or lead to the delay or non-receipt of future orders for the large-scale deployment of our products.

IF WE ARE UNABLE TO FAVORABLY ASSESS THE EFFECTIVENESS OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, OUR STOCK PRICE COULD BE ADVERSELY AFFECTED.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), our management is required to report on, and our independent auditors are required to attest to, the effectiveness of our internal controls over financial reporting on an ongoing basis. Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting has not yet been completed. There can be no assurance that as a result of completing our evaluation of internal control over financial reporting, we will not identify any additional material weaknesses or that such evaluation will be completed by the end of the 45 day extension period accorded to us under the SEC’s exemption order in SEC Release No. 50754. To date, as a result of this testing, we identified a material weakness, which has been remediated subsequent to December 31, 2004, as described in Item 9A below. We will include our management’s report and our auditor’s report on internal control over financial reporting in an amendment to this Form 10-K within such 45 day period. We know that, upon completion of our evaluation and testing of our internal control over financial reporting, KPMG LLP will issue an adverse opinion with respect to the effectiveness of our internal control over financial reporting as of December 31, 2004. We cannot predict the outcome of our testing in future periods. If in future periods we conclude that our internal control over financial reporting is not effective, we may be required to change our internal control over financial reporting to remediate deficiencies, and investors may lose confidence in the reliability of our financial statements, causing our stock price to decline.

SECTION 404 AND OTHER RECENTLY ENACTED REGULATORY CHANGES HAVE CAUSED US TO INCUR INCREASED COSTS AND OPERATING EXPENSES AND MAY MAKE IT MORE DIFFICULT FOR US TO ATTRACT AND RETAIN QUALIFIED OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act of 2002 and recently enacted rules of the SEC and Nasdaq have caused us to incur significant increased costs as we implement and respond to new requirements. In particular, the rules governing the standards that must be met for management to assess our internal controls over financial reporting under Section 404 are new and complex, and require significant documentation, testing and possible remediation. This ongoing process of reviewing, documenting and testing our internal controls over financial reporting has resulted in, and will likely continue to result in, a significant strain on our management, information systems and resources. Furthermore, achieving and maintaining compliance with Sarbanes-Oxley and other new rules and regulations has required us to hire additional personnel and has and will continue to require us to use additional outside legal, accounting and advisory services.

Any acquisitions made by us will also put a significant strain on our management, information systems and resources. In addition, any expansion of our international operations will lead to increased financial and administrative demands associated with managing our international operations and managing an increasing number of relationships with foreign partners and customers and expanded treasury functions to manage foreign currency risks, all of which will require implementation of any changes necessary to maintain effective internal controls over financial reporting.

Any failure to satisfy the new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers.

WE MAY MAKE FUTURE ACQUISITIONS, WHICH INVOLVE NUMEROUS RISKS.

Our business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and expand our distribution channels and professional services organization. One of the ways we have addressed and will continue to address these issues are through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

•	The possibility that we will pay more than the value we derive from the acquisition;

•	Difficulties in integration of the operations, technologies, and products of the acquired companies;

•	The assumption of certain known and unknown liabilities of the acquired companies;

•	Difficulties in retaining key relationships with customers, partners and suppliers of the acquired company;

•	The risk of diverting management’s attention from normal daily operations of the business;

•	Negative impact to our financial condition and results of operations and the potential write down of impaired goodwill and intangible assets resulting from combining the acquired company’s financial condition and results of operations with our financial statements;

•	Risks of entering markets in which we have no or limited direct prior experience; and

•	The potential loss of key employees of the acquired company.

Mergers and acquisitions of high-technology companies are inherently risky, and we cannot be certain that any acquisition will be successful and will not materially harm our business, operating results or financial condition.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE.

The market for our products is characterized by rapid technological changes, frequent new product introductions and enhancements, changing customer demands, and evolving industry standards. Any of these factors can render existing products obsolete and unmarketable. We believe that our future success will depend in large part on our ability to support current and future releases of popular operating systems and computer programming languages, databases and software applications, to timely develop new products that achieve market acceptance and to meet an expanding range of customer requirements. If the announcement or introduction of new products by us or our competitors or any change in industry standards causes customers to defer or cancel purchases of existing products, our business, operating results and financial condition would be harmed. As a result of the complexities inherent in Enterprise Reporting Applications, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of our products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. If we fail to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, our business, operating results and financial condition would be harmed.

IF WE DO NOT RELEASE NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS IN A TIMELY MANNER OR IF SUCH NEW PRODUCTS AND ENHANCEMENTS INCLUDING OUR OPEN SOURCE PROJECT FAIL TO ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS COULD BE SERIOUSLY HARMED.

We believe that our future success will depend in large part on the success of new products and enhancements to our products that we make generally available. Prior to the release of any new products or enhancements, the products must undergo a long development and testing period. To date, the development and testing of new products and enhancements have taken longer than expected. In the event the development and testing of new products and enhancements continue to take longer than expected, the release of new products and enhancements will be delayed. If we fail to release new products and enhancements in a timely manner, our business, operating results and financial condition would be harmed. In addition, if such new products and enhancements do not achieve market acceptance our business, operating results and financial condition would be harmed.

In the third quarter of 2004 we announced a new open source initiative. We are developing a Business Intelligence Reporting Tools (“BIRT”) open source code project as part of the Eclipse open source code foundation. The first version of BIRT is expected to be available in 2005. We hope that BIRT will be widely adopted by Java developers and will result in such developers recommending to their companies that they license our commercially available products. If we fail to release BIRT in a timely manner, if BIRT does not achieve market acceptance and result in promoting sales of commercially available products our business, operating results and financial condition may be harmed.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS.

A substantial portion of Actuate’s revenues is derived from international sales. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

•	Economic and political instability, including war and terrorism or the threat of war and terrorism;

•	Difficulty in managing an organization spread across many countries;

•	Multiple and conflicting tax laws and regulations;

•	Costs of localizing products for foreign countries;

•	Difficulty in hiring employees and high costs associated with terminating employees in foreign countries;

•	Trade laws and business practices favoring local competition;

•	Dependence on local vendors;

•	Compliance with multiple, conflicting and changing government laws and regulations;

•	Weaker intellectual property protection in foreign countries and potential loss of proprietary information due to piracy or misappropriation;

•	Longer sales cycles;

•	Import and export restrictions and tariffs;

•	Difficulties in staffing and managing foreign operations;

•	The significant presence of some of our competitors in certain international markets;

•	Greater difficulty or delay in accounts receivable collection; and

•	Foreign currency exchange rate fluctuations.

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

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED.

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

In addition, because experienced personnel in our industry are in high demand and competition for their talents is intense, we have relied on our ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Recent accounting regulations, which will take effect in the third quarter, requiring the expensing of stock options, will impair our future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that we will continue to successfully attract and retain key personnel.

CHANGES IN, OR INTERPRETATIONS OF, ACCOUNTING RULES AND REGULATIONS COULD RESULT IN UNFAVORABLE ACCOUNTING CHARGES.

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the “SEC”) and various bodies formed to interpret and create appropriate accounting policies. A change in these policies, or the interpretation of existing accounting principles, can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

• software revenue recognition;

• accounting for income taxes;

• accounting for business combinations and related goodwill; and

• accounting for stock-based compensation provided to employees.

OUR EARNINGS MAY BE ADVERSELY AFFECTED DUE TO RECENT CHANGES IN THE ACCOUNTING RULES GOVERNING THE RECOGNITION OF STOCK-BASED COMPENSATION EXPENSE.

We currently account for the issuance of stock options using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which we generally do not record compensation expense related to employee stock options in our financial statements. However, in accordance with SFAS 123 and SFAS 148, we provide additional disclosures of our operating results in the notes to our financial statements as if we had applied the fair value method of accounting. Had we accounted for our stock-based compensation expense for employees in our results of operations under the fair value method of accounting prescribed by

SFAS 123, the compensation charges would have been significantly higher than the intrinsic value method used by us—resulting in a reduction of net income or increase in net loss of approximately, $8.6 million, $21.3 million and $47.3 million in fiscal years 2004, 2003 and 2002, respectively.

In December 2004, FASB issued SFAS No. 123(R), which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires compensation costs relating to share-based payment transactions to be recognized in financial statements. This statement is effective as of the beginning of the first reporting period that begins after June 15, 2005. Accordingly, we will be required to adopt SFAS 123(R) starting in our third fiscal quarter of 2005. We expect the adoption of SFAS 123(R) to have a significant adverse impact on our net income or loss and our net income or loss per share by decreasing our income or increasing our losses by the additional amount of such stock option charges. We are currently in the process of evaluating the extent of such impact and cannot quantify the amount of such significant adverse impact at this time.

WE MAY BE UNABLE TO SUSTAIN OR INCREASE OUR PROFITABILITY.

While we were marginally profitable in our most recent fiscal year, we incurred net losses during fiscal year 2003 and 2002. Our ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business. We expect our operating expenses to increase as our business grows, and we anticipate that we will make investments in our business. Therefore, our results of operations will be harmed if our revenues do not increase at a rate equal to or greater than increases in our expenses or are insufficient for us to sustain profitability.

IF WE OVERESTIMATE REVENUES, WE MAY BE UNABLE TO REDUCE OUR EXPENSES TO AVOID OR MINIMIZE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

Our revenues are difficult to forecast and are likely to fluctuate significantly from period to period. We base our operating expense budgets on expected revenue trends. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual licensing revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays, reductions in amount or cancellation of customers’ purchases would adversely affect the overall level and timing of our revenues and our business, results of operations and financial condition could be harmed. In addition, many of our expenses, such as office and equipment leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any period.

IF OUR PRODUCT CONTAINS MATERIAL DEFECTS, OUR REVENUES MAY DECLINE.

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

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

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

THE PROTECTION OF OUR PROPRIETARY RIGHTS MAY BE INADEQUATE.

We have a small number of issued and pending U.S. patents expiring at varying times ranging from 2015 to 2019. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to shrink-wrap or signed license agreements that impose certain restrictions on licensees’ ability to utilize the software. In addition, we seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We take precautions to protect our software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in our operating results;

•	Changes in the economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by us or our competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products or new contracts announced by us or our competitors;

•	Developments with respect to copyrights or proprietary rights;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of Enterprise Reporting Application software;

•	Adoption of new accounting standards affecting the software industry (including stock option-expensing roles); and

•	Changes in financial estimates by securities analysts.

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

During fiscal years 2004, 2003 and 2002, we derived 21%, 18% and 23%, respectively, of our total revenues from sales outside of North America. In 2004, the majority of the revenues generated outside of North America were denominated in foreign currencies. Our exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies is limited. However, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country and may result in a reduction in sales and profitability in that country. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations in fiscal years 2004, 2003, and 2002 was not material. Actuate does not engage in hedging transactions.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in the general level of U.S. interest rates we invest in short-term securities that have an average maturity of one year or less. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On June 9, 2004, the Audit Committee of the Company decided to dismiss Ernst & Young LLP as the independent accountants of Actuate Corporation. On June 13, 2004, Ernst & Young LLP was notified of such dismissal. The reports of Ernst & Young LLP on the financial statements of the Company for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Audit Committee of Actuate Corporation.

In connection with its audits for the two most recent fiscal years and through June 13, 2004, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their reports on the financial statements for such years. Other than as described below, during the two most recent fiscal years and through June 13, 2004, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

On May 29, 2003 Ernst & Young LLP provided the Audit Committee of Actuate Corporation with a report that identified material weaknesses with certain internal controls related to the detection of side letters and the process of investigating customer assertions regarding terms not specified in the contractual agreements with the Company. Ernst & Young LLP discussed these material weaknesses with the Audit Committee and management of Actuate Corporation. Actuate Corporation implemented a remedial action plan, which included implementing certain new processes and procedures to address the identified material weaknesses. Such action plan was based in large part on recommendations made by Ernst & Young LLP.

On June 9, 2004, the Audit Committee of the Company appointed KPMG LLP as its new independent accountants.

ITEM 9A. EVALUATION	OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As described below under Management’s Evaluation of Internal Control over Financial Reporting, we identified a material weakness in our internal control over financial reporting (as defined Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) in respect of certain nonrecurring transactions originating at the foreign subsidiary level. During the first quarter of 2005, we implemented additional controls and procedures in order to remediate this deficiency and will continue to evaluate our remediation effort. Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of this material weakness as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

Evaluation of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management is in the process of assessing the effectiveness of our internal control over financial reporting as of December 31, 2004, and this assessment, while not yet complete, identified a material weakness in the Company’s internal control over financial reporting related to the review and approval of journal entries for material nonrecurring charges originating at the foreign subsidiary level. The identified material weakness was related to the absence of a control requiring review and approval by the relevant senior accounting personnel at the parent company level of journal entries for material nonrecurring transactions originating at the foreign subsidiary level. The absence of this control resulted in a failure in the year-end financial statement close process to ensure original assumptions made in determining the Company’s fourth quarter restructuring charge had not changed as of year end. As a result, a material adjustment, which was identified by the Company’s independent auditors, was required to correct the restructuring charge and the related accrued liability account.

There are inherent limitations to the effectiveness of any controls system. A controls system, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and any instances of fraud, within a company will be detected. The Company intends to continue to improve and refine its internal controls. This process is ongoing, and the Company seeks to foster an exemplary internal control system.

The Company expects to conclude its testing and evaluation of internal controls over financial reporting and management’s assessment of such controls prior to filing its amended annual report on Form 10-K/A within the 45-day period provided by the exemptive order issued by the SEC on November 30, 2004. There can be no assurance that no further material weaknesses will be identified during this process. The Form 10-K/A will include management’s report and our auditor’s report on the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting will conclude that controls were not effective as of December 31, 2004. Upon KPMG’s completion of its evaluation and testing of internal control over financial reporting, management expects that KPMG will issue an adverse opinion with respect to the effectiveness of Actuate’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

In response to the material weakness noted above the Company has commenced the following corrective action to remediate the material weakness:

The Company is currently implementing a procedure that will require senior accounting managers to review journal entries relating to material nonrecurring charges originating at the foreign subsidiary level.

In addition, as part of the assessment of our internal controls that we will need to undergo during our 2005 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, we intend to continue to review, evaluate and strengthen our controls and processes. The Audit Committee of our Board of Directors is performing oversight of our implementation of enhancements and improvements to our internal controls, and our management is reporting to our Audit Committee on a regular basis regarding these matters. As a result of these activities, we intend to continue to refine and improve our internal controls on an ongoing basis.

The Company began using a new enterprise accounting system in the third quarter of fiscal 2004. The implementation of the new accounting system required us to modify and add numerous internal controls and processes. There have been no other changes in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding our directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act,” respectively, contained in our proxy statement for our 2005 Annual Meeting of Stockholders held on May 25, 2005 (the “Proxy Statement”). The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Actuate Executive Officers.”

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

See Index on Page F-1.

(a)(2)    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

Other schedules have been omitted because the information required to be set forth therein is not applicable or is readily available in the financial statements or notes thereto.

(a)(3)    Exhibits

Exhibit No.	Description

3.1(3)	Form of Third Amended and Restated Certificate of Incorporation.

3.2(1)	Form of Bylaws of the Registrant.

4.1(1)	Reference is made to Exhibits 3.1 and 3.2.

4.2(1)	Specimen Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(1)+	1994 Stock Option Plan, as amended.

10.3(1)+	1998 Equity Incentive Plan.

10.4(1)+	1998 Employee Stock Purchase Plan.

10.5(1)+	1998 Non-Employee Directors Option Plan.

10.6(4)+	2001 Supplemental Stock Option Plan.

10.7(1)+	Offer Letter between the Company and Daniel A. Gaudreau dated May 7, 1997.

10.8(2)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated August 18, 1999.

10.9(2)	First Amendment to Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated September 30, 1999.

10.10(4)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 21, 2000.

16.1(5)	Letter Regarding Change in Certifying Accountant

21.1	Subsidiaries of Actuate Corporation.

23.1	Consent of Independent Registered Public Accounting Firms.

24.1	Power of Attorney. (See the signature page to this Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741).
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(3)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 1999.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2000.
(5)	Incorporated by reference to our Form 8-K dated June 16, 2004.
+	Indicates management or compensatory plan or arrangement.

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedule

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ACTUATE CORPORATION (Registrant)

By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau Senior Vice President, Finance and Administration and Chief Financial Officer

Date: March 16, 2005

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

Signature	Title	Date

/s/ NICOLAS C. NIERENBERG Nicolas C. Nierenberg	Chairman of the Board and Chief Architect	March 16, 2005

/s/ PETER I. CITTADINI Peter I. Cittadini	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ DANIEL A. GAUDREAU Daniel A. Gaudreau	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ GEORGE B. BEITZEL George B. Beitzel	Director	March 16, 2005

/s/ KENNETH E. MARSHALL Kenneth E. Marshall	Director	March 16, 2005

/s/ ARTHUR C. PATTERSON Arthur C. Patterson	Director	March 16, 2005

/s/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	March 16, 2005

ACTUATE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Actuate Corporation:

We have audited the accompanying consolidated balance sheet of Actuate Corporation and subsidiaries as of December 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)2. These consolidated financial statements and schedule are the responsibility of the management of Actuate Corporation. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actuate Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California

March 16, 2005

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Actuate Corporation

We have audited the accompanying consolidated balance sheets of Actuate Corporation as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Actuate Corporation at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    Ernst and Young LLP

San Francisco, California

January 26, 2004

ACTUATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$7,341	$5,850
Short-term investments	39,932	39,589
Accounts receivable, net of allowances of $1,489, and $2,277 at December 31, 2004 and 2003	24,776	20,208
Other current assets	2,498	2,599

Total current assets	74,547	68,246
Property and equipment, net	6,158	5,097
Goodwill	20,766	20,766
Other purchased intangibles, net	3,117	5,759
Other assets	867	1,538

	$105,455	$101,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,414	$2,758
Current portion of restructuring liabilities	3,669	2,198
Accrued compensation	5,244	4,402
Other accrued liabilities	4,996	4,383
Income taxes payable	539	1,241
Deferred revenue	28,763	25,790

Total current liabilities	45,625	40,772

Long-term liabilities:
Deferred rent	320	389
Restructuring liabilities, net of current portion	12,565	15,064

Total long-term liabilities	12,885	15,453

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 61,871,783 and 61,207,694 shares issued and outstanding at December 31, 2004 and 2003, respectively	62	61
Additional paid-in capital	93,213	92,652
Accumulated other comprehensive loss	(389)	(293)
Accumulated deficit	(45,941)	(47,239)

Total stockholders’ equity	46,945	45,181

	$105,455	$101,406

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
Revenues:
License fees	$42,703	$47,598	$58,280
Services	61,954	56,857	50,884

Total revenues	104,657	104,455	109,164

Costs and expenses:
Cost of license fees	3,417	3,140	2,824
Cost of services	24,763	23,648	23,936
Sales and marketing	41,296	45,769	46,550
Research and development	19,847	18,732	18,576
General and administrative	10,856	12,220	12,724
Amortization of other intangibles	1,110	2,021	3,082
Purchased in-process research and development	—	600	—
Restructuring charges	2,006	—	27,136

Total costs and expenses	103,295	106,130	134,828

Income (loss) from operations	1,362	(1,675)	(25,664)
Interest and other income, net	822	720	769

Income (loss) before provision for income taxes	2,184	(955)	(24,895)
Provision for income taxes	886	3,542	576

Net income (loss)	$1,298	$(4,497)	$(25,471)

Basic net income (loss) per share	$0.02	$(0.07)	$(0.42)

Shares used in computing basic net income (loss) per share calculation	61,577	60,766	60,141

Diluted net income (loss) per share	$0.02	$(0.07)	$(0.42)

Shares used in computing diluted net income (loss) per share calculation	65,202	60,766	60,141

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2002	59,985,945	$60	$88,701	$(199)	$(214)	$(17,271)	$71,077
Comprehensive income
Net loss	—	—	—	—	—	(25,471)	(25,471)
Net unrealized gains on available-for- sale securities	—	—	—	—	16	—	16
Currency translation	—	—	—	—	(2)	—	(2)

Total comprehensive loss							(25,457)
Issuance of common stock upon exercise of stock options, net of repurchases	779,321	1	1,530	—	—	—	1,531
Issuance of common stock under Employee Stock Purchase Plan	1,008,276	1	3,009	—	—	—	3,010
Amortization of deferred compensation, net	—	—	—	158	—	—	158
Stock repurchase	(2,068,300)	(2)	(4,159)	—	—	—	(4,161)
Tax benefits from employee stock options	—	—	2,265	—	—	—	2,265

Balance at December 31, 2002	59,705,242	60	91,346	(41)	(200)	(42,742)	48,423

Comprehensive income
Net loss	—	—	—	—	—	(4,497)	(4,497)
Net unrealized gains on available-for- sale securities	—	—	—	—	8	—	8
Currency translation	—	—	—	—	(101)	—	(101)

Total comprehensive loss							(4,590)
Issuance of common stock upon exercise of stock options	1,050,527	—	1,528	—	—	—	1,528
Issuance of common stock under Employee Stock Purchase Plan	1,492,742	2	2,578	—	—	—	2,580
Amortization of deferred compensation, Net	—	—	—	41	—	—	41
Stock repurchase	(1,040,817)	(1)	(2,963)	—	—	—	(2,964)
Tax benefits from employee stock options	—	—	163	—	—	—	163

Balance at December 31, 2003	61,207,694	61	92,652	—	(293)	(47,239)	45,181

Comprehensive income
Net income	—	—	—	—	—	1,298	1,298
Net unrealized losses on available-for- sale securities	—	—	—	—	(68)	—	(68)
Currency translation	—	—	—	—	(28)	—	(28)

Total comprehensive income							1,202
Issuance of common stock upon exercise of stock options	1,362,476	1	2,065	—	—	—	2,066
Issuance of common stock under Employee Stock Purchase Plan	125,913	—	306	—	—	—	306
Stock repurchase	(824,300)	—	(2,690)	—	—	—	(2,690)
Tax benefits from employee stock options	—	—	880	—	—	—	880

Balance at December 31, 2004	61,871,783	$62	$93,213	$—	$(389)	$(45,941)	$46,945

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$1,298	$(4,497)	$(25,471)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of deferred compensation	96	41	158
Amortization of other purchased intangibles	2,642	3,186	3,985
Depreciation	2,293	3,020	4,348
Purchased in-process research and development	—	600	—
Restructuring charges	—	—	3,382
Tax benefits from exercise of stock options	880	163	2,265
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,568)	3,776	4,891
Other current assets	5	1,308	592
Deferred tax assets	—	2,140	(2,140)
Accounts payable	(344)	(1,319)	(550)
Accrued compensation	842	(1,197)	(1,029)
Other accrued liabilities	613	(2,154)	(2,025)
Income taxes payable	(702)	291	1,175
Deferred rent liabilities	(69)	17	(179)
Deferred revenue	2,973	2,517	(705)
Deferred tax liabilities	—	—	(1,461)
Restructuring liabilities	(1,028)	(3,601)	20,863

Net cash generated by operating activities	4,931	4,291	8,099

Investing activities
Purchase of property and equipment	(3,354)	(1,658)	(1,547)
Proceeds from maturity of short-term investments	75,038	99,516	44,085
Purchase of short-term investments	(75,450)	(101,098)	(76,944)
Acquisition of Nimble Technology, net of cash assumed	—	(3,016)	—
Final purchase price payment in connection with Open Software Technology acquisition	—	—	(2,033)
Net change in other assets	671	(97)	147

Net cash used in investing activities	(3,095)	(6,353)	(36,292)

Financing activities
Proceeds from issuance of common stock	2,372	4,108	4,541
Stock repurchases	(2,690)	(2,964)	(4,161)

Net cash generated by (used in) financing activities	(318)	1,144	380

Net increase (decrease) in cash and cash equivalents	1,518	(918)	(27,813)
Effect of exchange rate on cash and cash equivalents	(27)	(77)	(2)
Cash and cash equivalents at the beginning of the year	5,850	6,845	34,660

Cash and cash equivalents at the end of the year	$7,341	$5,850	$6,845

Supplemental disclosure of cash flow information
Income taxes paid	$320	$45	$321

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Actuate Corporation (“We”, “Actuate” or the “Company”) provides an Enterprise Reporting Application Platform, a unified software platform that enables large organizations and packaged application software vendors to develop and deploy self-service, customer and employee-facing Enterprise Reporting Applications. The Company’s Actuate 8 product line provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical Enterprise Reporting Applications. Such Applications retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Actuate’s products and services are used by its customers to develop and deploy Enterprise Reporting Applications across a range of business functions including financial management, sales management, account management, and customer self-service.

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

As of December 31, 2004, Actuate has approximately 66.7% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. Accumulated losses applicable to the minority shareholders exceed their equity capital in Actuate Japan and, as a result, there is no minority interest presented on the accompanying consolidated balance sheets. This excess loss applicable to the minority shareholders has been charged to Actuate, as the minority shareholders are not obligated to contribute their share of losses exceeding their equity capital.

On July 25, 2003, the Company acquired 100% of the outstanding stock of Nimble Technology, Inc. (“Nimble”), a privately held Enterprise Information Integration (EII) software company. The Consolidated Statements of Operations include Nimble’s operating results from the date of acquisition.

The results of operations for fiscal year 2003 include two out-of-period adjustments. During the preparation of the Form 10-Q for the three months ended March 31, 2003, Actuate discovered several unauthorized side agreements, customer allegations of unauthorized side arrangements and other matters relating to revenue recognition. In the period ended March 31, 2003, Actuate recorded a reduction of $398,000 in revenues and an increase in the benefit for income taxes of $170,000 to correct the accounting for these identified transactions. In conjunction with the review of the Company’s accrued liability balances during the quarter ended September 30, 2003, Actuate recorded a reversal of accrued commissions as a reduction in operating expenses, approximately $430,000 of which related to prior fiscal years.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reversal of the commission accrual, together with the reduction in revenues related to the existence of unauthorized side agreements, properly recorded in the respective prior fiscal years, would have the following annual impacts on Actuate’s revenues, net income (loss) and net income (loss) per share (in thousands, except per share amounts):

	Fiscal Year 2001	Fiscal Year 2002
Revenue impact—unauthorized side agreements	$(452)	$54
Reversal of accrued compensation liability	438	(8)

Total net impact to operating income (loss)	(14)	46
Income tax benefit	(34)	(58)

Impact to net income (loss)	$20	$104

Impact to net income (loss) per share	$0.00	$0.00

The Company does not believe that these amounts are material to the annual periods in which they should have been recorded, nor does the Company believe that these amounts are material to its consolidated operating results for the year ended December 31, 2003.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On a regular basis, Actuate evaluates estimates, including those related to bad debts, intangible assets, income taxes and restructuring charges. Actual results could differ materially from those estimates.

Revenues

Actuate generates revenues from sales of software licenses and related services. The Company receives software license revenues from licensing its products directly to end-users and indirectly through resellers, system integrators and original equipment manufacturers (“OEMs”). The Company receives service revenues from maintenance contracts, consulting services and training that Actuate performs for customers.

Actuate recognizes revenues in accordance with AICPA Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For sales to end-user customers, Actuate recognizes license revenues when a license agreement has been signed by both parties or a definitive purchase order has been received from the customer, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. Actuate has not established vendor-specific objective evidence of fair value for license fees. Therefore, the Company recognizes revenues from arrangements with multiple elements involving software licenses under the residual method. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuate enters into reseller and distributor arrangements that typically give such distributors and resellers the right to distribute its products to end-users headquartered in specified territories. Actuate recognizes license revenues from arrangements with U.S. resellers and distributors when there is persuasive evidence of an arrangement with the reseller or distributor, the product has been shipped, the fees are fixed or determinable and collectibility is probable. Actuate recognizes license revenues from arrangements with international resellers and distributors upon receipt of evidence of sell-through and when all other revenue recognition criteria have been met. If it is not practical to obtain evidence of sell-through, the Company defers revenues until the end-user has been identified and cash has been received. In some instances there is a timing difference between when a reseller completes its sale to the end-user and the period in which Actuate receives the documentation required for revenue recognition. Because Actuate delays revenue recognition until the required documentation is obtained, it may recognize revenue in a period subsequent to the period in which the reseller completes the sale to its end-user.

Actuate also enters into OEM arrangements that provide for license fees based on the bundling or embedding of its products with the OEMs’ products. These arrangements generally provide for fixed, irrevocable royalty payments. Actuate recognizes license fee revenues from U.S. OEM arrangements when a license agreement has been executed by both parties, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. For sales through international OEMs, the Company defers revenue until it receives a royalty report from such OEM assuming all other revenue recognition criteria have been met. As discussed above, there may be a timing difference between the period in which the Company’s OEM completes the sale to its end-user, and the period in which the Company recognizes the revenue.

Credit-worthiness and collectibility for end-users are assessed based on payment history and current credit profile. When a customer is not deemed credit-worthy, revenues are deferred and recognized upon cash receipt.

Actuate recognizes maintenance revenues, which consist of fees for ongoing support and unspecified product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation and configuration. Training revenues are generated from classes offered at the Company’s headquarters and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software and when all other revenue recognition criteria are met, provided services do not include significant customization or modification of the product and are not otherwise essential to the functionality of the software.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of cash deposited with banks and highly liquid, high-quality debt securities with maturities at the date of purchase of 90 days or less. All short-term investments are classified as available-for-sale, are carried at amortized cost, which approximates fair value based on quoted market price, and consist of high quality debt securities with original maturities over 90 days. The cost of securities sold is based on the specific identification method.

Actuate views its available-for-sale portfolio securities with maturity beyond 90 days to be available for use in current operations. Accordingly, Actuate has classified all such marketable investments as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date. In addition, all auction rate notes, including auction preferred and short-term municipals are classified as short-term investments regardless of the underlying reset date.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments

The fair value of the Company’s cash, short-term investments, accounts receivable, and accounts payable, approximates the carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of marketable investments and accounts receivable. Actuate places its investments with high-credit-quality multiple issuers. The Company sells to a diverse customer base, predominantly to customers in the United States. No single customer has accounted for more than 10% of sales in any period presented. Actuate does not require collateral on sales with credit terms.

The Company’s accounts receivable is subject to collection risks. The Company’s gross accounts receivable is reserved against this risk through an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of Actuate’s customers to make required payments. It is a significant estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors. The Company looks at factors such as past experience, credit quality of the customer, age of the receivable balance, and current economic conditions. These are reviewed to determine whether a specific reserve for bad debt should be recorded to reduce the related receivable to the amount believed to be collectible. The Company also specifically reserves for all outstanding domestic consulting, training, and maintenance renewal invoices which are older than a specified number of months past due.

The Company also records unspecified reserves for bad debt for all other customers based on a variety of factors, including length of time the receivables are past due and historical experience. A reserve percentage is applied to various aged categories of receivables based on historical experience to determine how much of an unspecified reserve is needed. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of Actuate’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Goodwill and Other Purchased Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“SFAS 142”). Based on the adoption of these standards, goodwill and acquired workforce are no longer being amortized, and instead, are tested for impairment annually, or more frequently, if impairment indicators arise. Other intangible assets consist of customer lists, purchased technologies, non-compete agreements, and trademark acquired from various acquisitions. Intangible assets acquired in business acquisitions are recorded at their fair values using the income approach or cost approach. These other intangible assets are being amortized over the expected useful life not exceeding four years using the straight-line method. See Note 6 for further discussion.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in sales and marketing expense and amounted to $480,000, $712,000 and $199,000 in fiscal years 2004, 2003 and 2002, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that those assets will not be realized.

Foreign Currency Translation

The functional currency of each of the Company’s foreign subsidiaries is the foreign subsidiary’s local currency except for the Company’s Cayman subsidiary, whose functional currency is the U.S. dollar. Actuate translates the assets and liabilities of its international non-U.S. functional currency subsidiaries into U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in stockholders’ equity in the consolidated balance sheet. Currency transaction gains or losses, which have not been significant to Actuate’s operating results in any period, are recorded in interest and other income, net in the accompanying consolidated financial statements. Accumulated translation adjustments are reported in stockholder’s equity as a component of accumulated other comprehensive income (loss).

Stock-Based Compensation

Actuate has several stock-based compensations plans, which are described more fully in Note 9. Actuate grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Recently, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS 148”). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Actuate has not adopted the recognition provisions of SFAS 123, as amended by SFAS 148, and continues to account for stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
Net Income (loss)—as reported	$1,298	$(4,497)	$(25,471)
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax effect	(8,625)	(21,274)	(47,314)

Net loss—pro forma	$(7,327)	$(25,771)	$(72,785)

Net income (loss) per share—as reported:
Basic	$.02	$(0.07)	$(0.42)

Diluted	$.02	$(0.07)	$(0.42)

Net income (loss) per share—pro forma:
Basic	$(.12)	$(0.42)	$(1.21)

Diluted	$(.12)	$(0.42)	$(1.21)

See Note 9 for discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

Actuate accounts for stock awards issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, (“EITF 96-18”), “Accounting for Equity Instruments That Are Issues To Others Than Employees for Acquiring, or In Conjunction With Selling Goods or Services.” Under SFAS 123 and EITF 96-18, stock awards to non-employees are accounted for at their fair value using the Black-Scholes method.

Net Income (loss) Per Share

Earnings Per Share.    The Company computes basic earnings per share using the weighted-average number of common shares outstanding during the period, less weighted average shares subject to repurchase. The Company computes diluted earnings per share using the weighted-average number of common shares and dilutive stock options outstanding during the period using the treasury stock method. Due to the net losses incurred for fiscal years 2003 and 2002, the effect of employee stock options is anti-dilutive in those periods.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below reconciles the weighted-average common shares used to calculate basic net income (loss) per share with the weighted-average common shares used to calculate diluted net income (loss) per share (in thousands).

	Year ended December 31,
	2004	2003	2002
Weighted-average shares of common stock outstanding	61,577	60,766	60,154
Weighted-average shares subject to repurchase	—	—	(13)

Shares used in computing basic net income (loss) per share	61,577	60,766	60,141
Weighted-average dilutive stock options outstanding under the treasury stock method	3,625	—	—

Weighted-average common shares used in computing diluted net income (loss) per share	65,202	60,766	60,141

All outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share in fiscal year 2002 because all such stock options are anti-dilutive for that period. There were no outstanding stock options or shares subject to repurchase in fiscal years 2004 or 2003. The weighted-average number of common shares excluded from the calculation of diluted net loss per share was 17,810,000 and 18,110,000 in fiscal years 2003 and 2002, respectively. Such stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method. In fiscal year 2004, the Company excluded 7,911,000 stock options from Actuate’s calculation of weighted-average common shares used in computing dilutive net income per share as they were anti-dilutive for the net income per share calculation. These anti-dilutive options could be dilutive in the future.

The weighted average exercise price of excluded stock options was $4.68, $2.95 and $8.63 for the years ended December 31, 2004, 2003 and 2002 respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes currency translation adjustments and unrealized gains and (losses) on short-term investments that are not included in net income (loss), but rather are recorded directly in stockholders’ equity. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), and has been disclosed in the Consolidated Statements of Stockholders’ Equity. The components of accumulated other comprehensive loss are as follows (in thousands):

	2004	2003
Foreign currency translation adjustments	$(321)	$(293)
Net unrealized losses on securities	(68)	—

	$(389)	$(293)

Segment Information

Actuate is principally engaged in the design, development, marketing and support of Actuate Enterprise Reporting Application Platform. Actuate’s chief operating decision maker (the Chief Executive Officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly,

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuate considers itself to be in a single reportable segment, specifically the license, implementation and support of its software products.

Actuate evaluates the performance of its geographic regions based primarily on revenues. Actuate does not regularly assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, as Actuate’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, Actuate does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues in Note 12.

Recent Accounting Pronouncements

In December 2004, the FASB enacted SFAS No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment”, which replaces SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in Actuate’s consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. Actuate is required to adopt SFAS 123R in the third quarter of fiscal year 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See disclosure above for the pro forma net income (loss) and net income (loss) per share amounts, for fiscal year 2002 through fiscal year 2004, as if Actuate had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although Actuate has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, Actuate is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated statements of operations and net income per share.

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, Actuate is evaluating the potential effects of the Jobs Act and has not adjusted its tax expense or deferred tax liabilities to reflect the requirements of FSP FAS 109-2.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on the results of operations or stockholders’ equity for the years presented.

2.	Investment in Actuate Japan

As of December 31, 2004, the Company owns 66.7% of the outstanding shares of Actuate Japan. The minority shareholders of Actuate Japan have the option to put their 33.3% equity interest (“Minority Interest”) in Actuate Japan and the Company has the option to call the Minority Interest for approximately $1.3 million. The price increases each year by 2% over the then prevailing long-term prime rate. Actuate’s policy is to record a loss, if any, at the time that the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put option, the Company would conclude

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. Actuate has not recorded any losses on the put/call option to date.

3.	Acquisitions

On July 25, 2003, Actuate acquired 100% of the outstanding stock of Nimble Technology, Inc. (“Nimble”), a privately held Enterprise Information Integration (EII) software company. The results of operations of Nimble are included in Actuate’s consolidated financial statements from the date of acquisition. Nimble’s EII product enables organizations to intelligently harness business information and to simplify the task of data integration when building web services and applications. Actuate intends to enhance and improve its product capabilities by incorporating Nimble’s EII technology into its existing products.

Nimble was considered to be a “development stage” enterprise and did not meet the definition of a “business” under SFAS 141, “Business Combinations”, for business combination purposes. In accordance with SFAS 141, the acquisition of Nimble was accounted for as an acquisition of assets. The total purchase price was $4.8 million, consisting of a net cash payment of $3.1 million, net assumed liabilities of $1.6 million and acquisition-related expenses of $101,000. The total purchase price was allocated to various tangible and identifiable intangible assets, which consisted of $172,000 of cash, accounts receivable of $5,000, fixed assets of $255,000, acquired workforce of $408,000, purchased in-process research and development of $600,000, core technology of $3.1 million, and $248,000 of deferred compensation. The identifiable intangible assets of acquired workforce and core technology are being amortized on a straight-line basis over two years and five years, respectively. Purchased in-process research and development was expensed in the quarter ended September 30, 2003 because the purchased in-process research and development had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using the cost approach, which estimated the value by determining the current cost of replacing an asset with one of equivalent economic utility. The value of the core technology was computed using a discounted cash flow analysis based on management’s estimates of future revenues and operating costs and expenses related to the technologies acquired from Nimble.

4.	Cash Equivalents and Short-Term Investments

All cash equivalents and short-term investments have been classified as available–for-sale securities and are detailed as follows (in thousands):

	Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
Balance at December 31, 2004
Classified as cash and cash equivalents:
Cash	$6,313	$—	$—	$6,313
Money market funds	1,028	—	—	1,028

	7,341	—	—	7,341
Classified as short-term investments:
Auction Preferred	8,747	3	—	8,750
Corporate Bonds	3,108	—	(14)	3,094
Federal and municipal obligations	28,146	—	(58)	28,088

	40,001	3	(72)	39,932

Total	$47,342	$3	$(72)	$47,273

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
Balance at December 31, 2003
Classified as cash and cash equivalents:
Cash	$4,834	$—	$—	$4,834
Money market funds	1,016	—	—	1,016

	5,850	—	—	5,850
Classified as short-term investments:
Auction Preferred	14,990	—	—	14,990
Federal and municipal obligations	24,599	—	—	24,599

	39,589	—	—	39,589

Total	$45,439	$—	$—	$45,439

Any individual security in the above tables with an unrealized loss has been in a continuous unrealized loss position for less than twelve months and the Company does not believe that the impairment is other than temporary.

As of December 31, 2004, the stated maturities of the Company’s short-term investments are $20.9 million within one year and $19.0 million beyond one year. As of December 31, 2003, the stated maturities of the Company’s short-term investments are $21.6 million within one year and $18.0 million beyond one year. These investments are generally classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Actuate views all of its marketable securities as available for use in current operations. Accordingly, Actuate has classified all of its marketable securities as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date.

In addition, all auction rate securities, including auction preferred and short-term municipals, are classified as short-term investments regardless of the underlying reset date. Auction rate securities in the amount of $3.1 million have been reclassified from cash and cash equivalents to short-term investments in the accompanying December 31, 2003 consolidated balance sheet to conform to the fiscal 2004 financial statements presentation. In addition, auction rate securities in the amount of $16.8 million have been reclassified from cash and cash equivalents to short-term investments in the December 31, 2002 consolidated balance sheet not included in this Annual Report. Accordingly, the statements of cash flows for the fiscal year ended December 31, 2003 and December 31, 2002 reflect this presentation.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Furniture and fixtures	$3,983	$3,853
Computers and purchased software	7,537	4,416
Leasehold improvements	3,843	3,740

Total	15,363	12,009
Less accumulated depreciation	(9,205)	(6,912)

Property and equipment, net	$6,158	$5,097

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first quarter of fiscal year 2004, the Company began the implementation of a new enterprise accounting system. In accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” all appropriate implementation costs are being capitalized from the beginning of the implementation of the project until the date in which the implementation is substantially complete. Capitalizable costs include all internal and external costs incurred to develop the internal use software during the application development stage. Such costs include the cost of external consultants and payroll and payroll related costs for personnel directly associated with the project.

The Company activated the new accounting system in the third quarter of fiscal year 2004. However, the Company was still in the application development stage of the project and continued to incur significant costs to further complete the implementation subsequent to the activation date. Such costs will continue to be capitalized in accordance with SOP No. 98-1 until the system is deemed to be substantially complete. As of December 31, 2004, a total of $2.7 million has been capitalized under this project. The total capitalized implementation costs are being amortized over an estimated useful life of seven years. Amortization began upon activation of the new system in August of fiscal year 2004.

6.	Goodwill and Other Purchased Intangible Assets

As of January 1, 2002, Actuate adopted SFAS 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment annually, or more frequently, if impairment indicators arise.

In accordance with SFAS 142, Actuate discontinued the amortization of goodwill effective January 1, 2002. In addition, the Company reclassified $2.3 million of acquired workforce, which is no longer defined as an acquired intangible asset under SFAS 142, to goodwill.

The provisions of SFAS 142 required the completion of a transitional impairment test within six months of adopting the accounting standard, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. During the quarter ended June 30, 2002, Actuate completed the transitional impairment test, which did not result in an impairment of recorded goodwill. The provisions of SFAS 142 also require an annual impairment test, which Actuate completed on October 1, 2002, October 1, 2003, and October 1, 2004. These annual impairment tests also did not result in an impairment of recorded goodwill.

Other purchased intangible assets consist of the following (in thousands):

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$10,600	$(10,396)	$204	$10,600	$(9,896)	$704
Workforce	408	(289)	119	408	(85)	323
Purchased technologies	6,767	(4,136)	2,631	6,767	(2,605)	4,162
Non-compete agreements	1,030	(938)	92	1,030	(707)	323
Trademark	700	(629)	71	700	(453)	247

	$19,505	$(16,388)	$3,117	$19,505	$(13,746)	$5,759

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense of other intangible assets was $2.6 million; $3.2 million and $4.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Amortization Amount
2005	$1,486
2006	632
2007	631
2008	368

$3,117

7.	Deferred Revenue

Deferred revenue consists of the following:

	December 31,
	2004	2003
Maintenance and support	$25,168	$23,346
Other	3,595	2,444

	$28,763	$25,790

Maintenance and support consists of first year maintenance and support services associated with the initial purchase of Actuate’s software, and the renewal of annual maintenance and support services from customers who purchased Actuate’s software in prior periods. The maintenance and support period is generally 12 months. Accordingly, the maintenance and support revenues are recognized on a straight-line basis over the term of the maintenance and support period.

Other deferred revenue consisted of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria of SOP No. 97-2 and are, therefore, deferred until all revenue recognition criteria have been met.

8.	Commitments

Operating Lease Commitments

Actuate leases its headquarter facilities under non-cancelable operating leases expiring in March 2008. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company has deferred rent of $389,000 and $406,000 as of December 31, 2004 and 2003, respectively.

In December 2000, the Company entered into a ten-year building lease agreement for additional office space in a building adjacent to Actuate’s headquarters in South San Francisco, California. Actuate has not occupied any space in this facility. However, Actuate does sublease some of the space in this adjacent facility to a third party. The Company recorded a charge of $24.8 million related to the exit of this idle facility during fiscal year 2002. See Note 10 (Restructuring Charges) for further discussion. In conjunction with the signing of these two building leases, Actuate provided the landlord with a letter of credit in the amount of $3.9 million as a security deposit. Actuate has granted a security interest in all of its assets as a security for the letter of credit.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the Company’s operating leases related to its headquarters, Actuate also has operating leases for various smaller facilities which house its foreign offices. Rent expense for facilities under operating leases was approximately $5.0 million in fiscal year 2004, $5.0 million in fiscal year 2003, and $6.7 million in fiscal year 2002. Aggregate minimum lease commitments under all operating leases are as follows (in thousands):

Fiscal Year	Future minimum lease payment	Future contractual sublease proceeds	Net future minimum lease payments
2005	$6,845	$(1,266)	$5,579
2006	6,211	(212)	5,999
2007	6,103	—	6,103
2008	3,872	—	3,872
2009	3,660	—	3,660
Thereafter	4,845	—	4,845

	$31,536	$(1,478)	$30,058

9.	Stockholders’ Equity

Preferred Stock

Under the terms of the certificate of incorporation, the board of directors is authorized, subject to any limitations prescribed by law, to issue the preferred stock in one or more series. Each series shall have the rights, preferences, privileges and restrictions, such as dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the right to increase or decrease the number of shares of any series, as the board of directors shall determine. The board of directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring or preventing a change in control of Actuate and could adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. The Company currently has no plans to issue any of the preferred stock.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options granted under the 1998 Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant and the remaining balance vesting monthly over the next four or three years. Upon a change in control, an Award under the 1998 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 1998 Plan will accelerate in full. All outstanding repurchase rights under the 1998 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2004, 9,001,221 shares of common stock were reserved and available for future grants under the 1998 Option Plan.

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

Options granted under the 2001 Plan are exercisable when vested. Shares generally vest at the rate of 25% after one year from the date of grant and the remaining balance vesting monthly over the next four years. Upon a change in control, an Award under the 2001 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 2001 Plan will accelerate in full. All outstanding repurchase rights under the 2001 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2004, 619,110 shares of common stock were reserved and available for future grants under the 2001 Option Plan.

Tidestone Technologies Stock Option Plans.    Tidestone Technologies, Inc.’s 1998 Incentive Stock Option Plan (“T-98 Option Plan”) and Non-qualified Stock Option Plan of 1999 (“T-99 Option Plan”) were assumed by the Company on May 30, 2001, in connection with the acquisition of Tidestone. The T-98 Option Plan and the T-99 Option Plan are collectively known as the “Tidestone Option Plans”. Each option under the Tidestone Option Plans was converted into a right to receive an option to purchase shares of Actuate’s common stock. A total of 77,968 and 70,509 shares of common stock have been authorized for issuance under the T-98 Option Plan and T-99 Option Plan, respectively.

All options granted under the T-98 Option Plan are incentive stock options qualified under Section 422 of the Code, with a vesting term of five years while the options granted under the T-99 Option Plan are non-statutory stock options with a vesting term of three years. Options granted under the Tidestone Option Plans are

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally exercisable upon grant, subject to repurchase rights by us until vested. Under the T-99 Option Plan, shares generally vest at the rate 33% annually. Under the T-98 Option Plan, shares generally vest at the rate of 20% annually. Upon a change in control, an Award under the Tidestone Option Plans will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. As of December 31, 2004, 31,722 and 2,055 shares of common stock were reserved and available for future grants under the T-98 Option and T-99 Option Plan, respectively.

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

The Board may amend or modify the Directors Option Plan at any time. The Directors Option Plan will terminate on May 27, 2008, unless terminated sooner by the board. However, vesting will automatically accelerate in full upon (i) an acquisition of Actuate by merger, consolidation or asset sale, (ii) a tender offer for more than 50% of the outstanding voting stock or proxy contest for Board membership or (iii) the death or disability of the optionee while serving as a Board member. As of December 31, 2004, 410,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

Stock Option Exchange Program

2002 Option Exchange Program

On July 25, 2002, Actuate’s board of directors approved a voluntary stock option exchange program whereby employees were given the opportunity, if they so chose, to cancel outstanding stock options previously granted to them that were priced at $5.00 and above in exchange for an equal number of new options. Employees choosing to participate in this exchange were required to cancel all options granted in the past six months, even if such options were granted at below $5.00 per share. The new options were granted six months and one day following the date of cancellation of the original options with the exercise price equaling the fair market value at the date of the new grant. The new options had the same vesting schedule as the cancelled options. The exchange program has been organized to comply with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” and did not result in any additional compensation charges or variable plan accounting. All employees of the Company were eligible to participate in this program.

The total number of shares cancelled on August 30, 2002 under this 2002 Option Exchange Program was 10,053,821. The average price per share of the options cancelled was $13.82 and the new option price for options granted on March 3, 2003 under the 2002 Option Exchange Program was $1.49 per share. The new options have the same vesting schedule as the cancelled options.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under all option plans was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at January 1, 2002	2,362,773	21,537,563	$0.06-$35.25	$9.77
Additional authorization	2,800,000	—	—	—
Options granted	(2,967,890)	2,967,890	$0.78-$20.63	$4.35
Options exercised	—	(782,321)	$0.06-$6.06	$1.98
Options forfeited	3,741,100	(3,741,100)	$0.16-$34.94	$8.81
Options cancelled in connection with the stock option exchange program	10,053,821	(10,053,821)	$1.78-$31.19	$13.82
Options repurchased	3,000	—	$0.53-$0.75	$0.57

Balance at December 31, 2002	15,992,804	9,928,211	$0.06-$35.25	$4.95
Additional authorization	2,800,000	—	—	—
Options granted	(11,773,183)	11,773,183	$1.27-$4.16	$1.67
Options exercised	—	(1,050,527)	$0.06-$3.75	$1.48
Options forfeited	1,408,668	(1,408,668)	$1.04-$35.25	$8.81

Balance at December 31, 2003	8,428,289	19,242,199	$0.06-$31.19	$2.85
Additional authorization	2,800,000	—	—	—
Options granted	(3,220,800)	3,220,800	$2.40-$4.28	$2.92
Options exercised	—	(1,362,476)	$0.06-$3.75	$1.54
Options forfeited	2,056,619	(2,021,390)	$0.79-$6.90	$3.43

Balance at December 31, 2004	10,064,108	19,079,133	$0.06-$31.19	$2.90

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.06-$1.04	504,840	4.31 years	$0.51	407,900	$0.39
$1.25-$2.99	11,173,736	8.05 years	$1.82	7,988,358	$1.52
$3.00-$6.90	6,980,747	6.53 years	$4.05	5,502,601	$4.09
$7.59-$17.25	253,800	6.26 years	$9.54	247,295	$9.57
$17.50-$31.19	166,010	5.57 years	$24.25	164,333	$24.31

$0.06-$31.19	19,079,133	7.35 years	$2.90	14,310,487	$2.88

At December 31, 2004 and 2003, 14,310,487 and 13,353,051 options were vested and exercisable, respectively.

1998 Employee Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the board of directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan is automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchases occurring at the end of each six-month accumulation period. If the market price of Actuate’s stock at the end of any six-month purchase period is lower than the stock price at the original grant date, the plan is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. No more than 500 shares may be purchased by any individual on any accumulation date. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with us. As of December 31, 2004, 4,125,758 shares had been purchased under the Purchase Plan and 474,242 shares of common stock were reserved and available for future issuance.

As of December 31, 2004, shares of common stock reserved for future issuance consisted of 10,538,350 securities available for future issuance and 19,079,133 of options outstanding.

Pro Forma Information

Until the Company’s required adoption of SFAS 123R in the third quarter of fiscal year 2005, Actuate has elected to follow APB 25 and related interpretations in accounting for its employee stock options. This was initially done because the alternative fair value accounting provided for under SFAS 123 require the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Actuate’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) is required by SFAS 123, which requires that the information be determined as if the Company has accounted for its employee stock-based awards under the fair value method of SFAS 123. The fair value of the options granted in all periods was estimated using the Black-Scholes method, with the following weighted-average assumptions:

	Year ended December 31,
	2004	2003	2002
Dividends	0%	0%	0%
Risk-free interest rate	2.67%	3.38%	3.03%
Expected life (in years)	3.0	3.0	3.0
Expected volatility	1.13%	93%	131%

The pro forma amounts disclosed in Note 1 may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years, additional awards may be granted and awards may be cancelled in subsequent years.

The weighted-average deemed fair value of stock options granted was $2.39 in fiscal year 2004, $1.23 in fiscal year 2003 and $3.72 in fiscal year 2002.

During fiscal years 2004, 2003 and 2002, Actuate issued 125,913 shares, 1,492,742 shares and 1,008,276 shares, respectively, under the Purchase Plan. The weighted-average deemed fair value of employees’ stock purchase rights under the Purchase Plan during fiscal years 2004, 2003 and 2002 was $1.54, $1.28, and $2.98, respectively. The fair value of the purchase rights granted in fiscal years 2004, 2003 and 2002 was estimated on

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.38%, 1.31% and 1.45% for fiscal years 2004, 2003 and 2002, respectively; expected dividend yield of zero percent and expected life of six months for fiscal years 2004, 2003, and 2002; and expected volatility of 93%, 93% and 131% for fiscal years 2004, 2003 and 2002, respectively.

Stock Repurchase Program

On September 19, 2001, the Company’s board of directors authorized a stock repurchase program of up to $6.0 million of our common stock. On October 24, 2002 and April 28, 2004 Actuate’s board of directors extended the stock repurchase program by authorizing the management to repurchase up to an additional $3.0 million and $1.5 million worth of Company’s common stock, respectively. On July 28, 2004, the Company’s board of directors authorized management to repurchase, on an on-going basis, up to $1.5 million Actuate common stock each calendar quarter. During the fourth quarter of 2004, the board of directors suspended the repurchase program.

Following is a table detailing the number of shares repurchased and amount paid by fiscal year (in thousands except share amounts):

Fiscal Year	Shares Repurchased	Amount Paid
2001	430,000	$1,805
2002	2,068,300	$4,161
2003	1,040,817	$2,964
2004	824,300	$2,690

10.	Restructuring Charges

2004 Restructuring Plan

During fiscal year 2004, the Company underwent a restructuring that was carried out in two phases. The first occurred in the first quarter of fiscal year 2004 when the Company initiated a restructuring of our French operation. The Company undertook this restructuring in order to size the operation to meet the expected business and economic environment for its products in France and to shift its sales strategy in France from one based primarily on direct sales to a strategy more dependent on indirect sales channels. This restructuring consisted primarily of a workforce reduction and associated legal expenses which resulted in a headcount reduction of five people and associated severance, benefit and related legal costs of $586,000 during the first quarter of 2004.

In early October 2004, Actuate implemented an additional restructuring. This company-wide restructuring was undertaken to align the Company’s cost structure with future revenue expectations. The costs associated with this restructuring totalled $1.4 million in the fourth quarter of 2004 and were primarily comprised of severance and related costs. The restructuring plan resulted in the elimination of approximately 9% of the Company’s worldwide workforce or 53 positions across all levels and functions. The employee termination benefits were communicated to the affected employees by December 31, 2004. The Company expects to incur an additional expenditure of approximately $600,000 in the first quarter of fiscal year 2005 related to this restructuring. These additional charges are primarily related to idle facility costs of Actuate’s French facility. According to the SFAS No. 146 (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities”, in order to record the costs related to an idle facility, the Company must first cease use of the facility. Actuate expects to cease use of its French facility in the first quarter of fiscal year 2005.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 Restructuring Plan

In response to the continuing global economic slowdown, Actuate developed a workforce reduction and a facility exit plan in the third quarter of fiscal year 2002. As a result of this restructuring plan, Actuate recorded a charge of $27.1 million (consisting of a $24.8 million idle facility charge and a $2.3 million workforce reduction charge) in the third quarter of fiscal year 2002. The goal of this restructuring plan was to reduce costs and improve operating efficiencies to adjust to the current business environment. Specifically, it was the Company’s decision, under this plan, to eliminate excess facility capacity in light of its revised facility requirements and to reduce worldwide headcount by approximately 14% (or 80 employees). These initial restructuring charges were based on assumptions and related estimates that were deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the changes to Actuate’s previous assumptions and estimates of its severance and benefits liabilities and the final terms and conditions of its facility subleases, Actuate made the appropriate adjustments, in the second quarter of fiscal year 2003, to the initial restructuring charges recorded in fiscal year 2002. These adjustments were immaterial and had no net effect on Actuate’s consolidated financial statements.

Actuate initially recorded a charge of $24.8 million related to the exit of its idle facility. The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The remaining $3.3 million was related to the write-off of furniture and fixtures associated with the 801 Gateway facilities. As discussed above, Actuate made an adjustment of $188,000 to increase this facility exit liability during the second quarter of fiscal year 2003. The facility had been idle since the leasing term began in May 2001 and Actuate formally made a decision to exit this facility during the third quarter of fiscal year 2002. The estimated costs of exiting the facility, including estimated costs to sublease, were based on market information and trend analysis. As of December 31, 2004, $15.0 million of lease exit costs, net of anticipated sublease income, remain accrued and are expected to be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. Actual future cash requirements may differ materially from the accrual at December 31, 2004, particularly if the actual sublease income is significantly different from current estimates or if the Company is unsuccessful in its efforts to sublease its facility. The facility exit charge also included a $3.4 million write-off of property and equipment (primarily leaseholds improvements) as a result of the abandonment of leased facilities.

Actuate also recorded a workforce reduction charge of $2.3 million related to severance and fringe benefits for terminated employees. The restructuring resulted in the termination of 90 employees across all employee levels, business functions, operating units and geographic regions. As of December 31, 2002, approximately 70 employees had been terminated as a result of the restructuring. The remaining employee terminations were completed and the remaining severance amounts totaling $480,000 were paid in 2003.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the analysis of the restructuring accrual activity for the fiscal years ended December 31, 2002, 2003 and 2004 (in thousands):

	Severance & Benefits	Facility Write-off	Facility Related	Total
Balance at December 31, 2001	$77	$—	$—	$77
Restructuring charges during fiscal 2002	2,274	3,382	21,480	27,136
Cash payments	(1,683)	—	(1,735)	(3,418)
Non-cash charges	—	(3,382)	—	(3,382)
Reclassification of deferred rent	—	—	450	450

Balance at December 31, 2002	$668	—	$20,195	$20,863
Cash payments	(480)	—	(3,767)	(4,247)
Changes in estimate	(188)	—	188	—
Rents collected on the sublease	—	—	646	646

Balance at December 31, 2003	—	—	17,262	17,262
Restructuring charge in Q1	586	—	—	586
Restructuring charge in Q4	1,420	—	—	1,420
Cash payments	(612)	—	(3,649)	(4,261)
Changes in estimate	(125)	—	—	(125)
Rents collected on the sublease	—	—	1,352	1,352

	1,269	—	14,965	16,234
Less: Current portion	(1,235)	—	(2,434)	(3,669)

Balance at December 31, 2004	$34	$—	$12,531	$12,565

11.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Federal:
Current	$544	$153	$2,472
Deferred	—	2,730	(2,198)

	544	2,883	274

State:
Current	155	44	210
Deferred	—	234	(188)

	155	278	22

Foreign:
Current	187	381	280
Deferred	—	—	—

	187	381	280

Provision for income taxes	$886	$3,542	$576

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax benefits associated with exercises of stock options reduced taxes currently payable as shown above by $880,000, $163,000, and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Such benefits were credited to additional paid-in capital when realized. Tax benefits associated with the reduction of tax reserves reduced taxes currently payable by $333,000 in 2004. Tax benefits associated with the utilization of acquired net operating loss carryforwards reduced taxes currently payable as shown above by $288,000 in 2002. Such benefits were credited to goodwill in 2002.

The loss before income taxes for foreign operations was $3.5 million, $5.4 million, and $8.7 million, for the years ended December 31, 2004, 2003 and 2002, respectively. The profit (loss) before income taxes for domestic operations was $5.7 million, $4.4 million, and $(16.2) million, for the years ended December 31, 2004, 2003 and 2002, respectively.

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate (35 percent) to income before taxes is explained below (in thousands):

	Year ended December 31,
	2004	2003	2002
Income taxes at federal statutory rate	$764	$(334)	$(8,713)
Non-deductible goodwill	—	210	—
Operating loss not utilized	601	3,944	9,569
State tax, net of federal benefit	125	181	15
Tax credits	(319)	(442)	(353)
Reduction of tax reserves	(333)	—	—
Other	48	(17)	58

	$886	$3,542	$576

As of December 31, 2004, Actuate had federal and state net operating loss carryforwards of approximately $44 million and $5.6 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in the year 2012 through 2024 if not utilized. The state net operating loss carryforwards will expire at various dates beginning in the year 2005 through 2014 if not utilized. As of December 31, 2004 Actuate had federal and state research tax credit carryforwards of approximately $4.2 million and $5.5 million, respectively. The federal research credits will expire at various dates beginning in the year 2013 through 2024 if not utilized.

Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

United States income and foreign withholding taxes have not been provided for undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are $1.9 million. Actuate intends to reinvest these earnings indefinitely in its operations outside the U.S.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of deferred tax assets and liabilities for federal and states are as follows (in thousands):

	December 31,
	2004	2003
Deferred Tax Assets
Net operating loss carryforwards	$2,651	$3,215
Research credit carryforwards	4,381	4,320
Capitalized research and development	57	125
Depreciation and amortization	3,496	2,099
Accruals and allowances not currently tax deductible	9,417	9,568

Total deferred tax assets	20,002	19,327
Valuation allowance	(18,400)	(17,267)

Net deferred tax assets	$1,602	$2,060

Deferred Tax Liabilities
Acquired intangible assets	$1,602	$2,060

SFAS No. 109, “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The net valuation allowance increased by approximately $1.1 million during the year ended December 31, 2004 and $1.0 million during the year ended December 31, 2003. The $1.1 million increase in fiscal year 2004 results from increases in gross deferred tax assets of approximately $675,000, and decreases of approximately $458,000 in gross deferred tax liabilities. The $1.0 million increase in fiscal 2003 is net of an increase of approximately $3.0 million recorded as deferred tax expense in fiscal 2003. The offsetting decrease of approximately $2.0 in the valuation allowance results from decreases in gross deferred tax assets of approximately $1.4 million, and increases of approximately $600,000 in gross deferred tax liabilities. As of December 31, 2004, approximately $7.3 million of the valuation allowance reflected above relates to the tax benefits of stock option deductions that will be credited to additional paid-in capital when realized.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was enacted. Among other provisions, the Jobs Act provides for a deduction for income from qualified domestic production activities phased in from 2005 to 2010, and a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. Actuate does not plan to repatriate foreign earnings under the Jobs Act and has not yet determined the impact of the deduction for domestic production activities. Such deduction will first be available to the Company in 2005. At this time, Actuate does not expect that the deduction will have a material impact on its provision for income taxes.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Geographic Information

Actuate’s primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Japan. Actuate’s revenues by geographic area are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenues:
North America	$82,272	$85,020	$84,523
Europe	17,516	16,094	19,555
Asia Pacific and others	4,869	3,341	5,086

Total	$104,657	$104,455	$109,164

International sales accounted for 21%, 18% and 23% of Actuate’s total revenues in fiscal 2004, 2003 and 2002, respectively. No single customer has accounted for 10% or more of total revenues in fiscal years 2004, 2003 or 2002.

13.	Contingencies

MicroStrategy Lawsuit

In June 2003, the Fairfax County Circuit Court in Fairfax, Virginia, ruled in favor of the Company and two of Actuate’s employees on all counts in the trade secret lawsuit filed by MicroStrategy Incorporated. In July 2003, MicroStrategy filed a Notice of Leave to Appeal with the Circuit Court and in September 2003, MicroStrategy filed a Petition for Appeal with the Virginia State Supreme Court. In March 2004, the Virginia State Supreme Court agreed to hear a portion of MicroStraegy’s Petition for Appeal and such appeal was heard in June 2004. In September 2004, the Virginia State Supreme Court affirmed the trial court’s decision.

SEC Investigation

In January 2004, Actuate was informed that the staff of the Securities and Exchange Commission (“SEC”) terminated its investigation related to two software license transactions that Actuate completed with Unify Corporation in early 2000 and that no enforcement action has been recommended.

Actuate is also engaged in certain other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, Actuate believes it has adequate legal defenses and it believes that the ultimate outcome of any of these actions will not have a material effect on its consolidated financial position or results of operations.

14.	Subsequent Events

In January 2005, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. The Company is authorized to repurchase up to $1.5 million of Actuate common stock on a quarterly basis. In the first quarter of fiscal year 2005, the Company purchased a total of 566,153 shares of common stock for a total value of approximately $1.5 million under this repurchase program.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial data for the eight quarters ended December 31, 2004 (in thousands, except per share data).

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$25,668	$27,849	$23,774	$27,366
Income (loss) from operations	$(547)	$1,859	$(1,376)	$1,426
Net income (loss)	$(377)	$1,295	$(848)	$1,228
Net income (loss) per share:
Basic	$(0.01)	$0.02	$(0.01)	$0.02
Diluted	$(0.01)	$0.02	$(0.01)	$0.02

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$25,130	$26,006	$25,900	$27,419
Income (loss) from operations	$(1,653)	$(208)	$(662)	$848
Net loss	$(836)	$(1,861)	$(645)	$(1,155)
Net loss per share:
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.02)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts(1)	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2004	$2,277	$145	$(288)	$(645)	$1,489
Year ended December 31, 2003	3,711	630	747	(2,811)	2,277
Year ended December 31, 2002	6,205	1,225	660	(4,379)	3,711

(1)	Represents amounts charged to revenue and deferred revenue for sales returns and other revenue related items.