Form 10-K/A
period 2004-12-31
ACTUATE CORP
filed 2005-05-02
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 21, 2005.

Explanatory Note

In reliance upon the Order of the Securities and Exchange Commission under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004) (the “SEC Order”), Actuate Corporation omitted from its annual report on Form 10-K filed on March 16, 2005 its management’s annual report on internal controls over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of the registered public accounting firm required by Item 308(b) of Regulation S-K. Actuate Corporation is filing this Form 10-K/A (Amendment No. 1) to provide the information that was omitted from its annual report on Form 10-K pursuant to the SEC Order. Item 9A is amended to provide the omitted information.

In accordance with the rules of the Securities and Exchange Commission, updated certifications of the principal executive officer and principal financial officers pursuant to Exchange Act Rule 13a-14(a) have been filed as Exhibits 31.1 and 31.2. In addition, an updated consent of KPMG LLP has been filed as Exhibit 23.1.

No other information included in the annual report of Form 10-K is amended by this Form 10-K/A. Unaffected items have not been repeated in this Form 10-K/A and Actuate Corporation has not updated the disclosure made in its Annual report on Form 10-K to reflect events occurring after its filing on March 16, 2005.

ITEM 9A.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(1) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and this assessment identified the following material weakness: The Company’s policies and procedures did not require review and approval by the relevant senior accounting personnel at the parent company level of journal entries for material nonrecurring transactions originating at the foreign subsidiary level. The absence of this control resulted in a failure in the Company’s year-end financial statement close process to ensure that original assumptions made in determining the amount of a restructuring charge had not changed as of year-end. As a result of this deficiency, a material error in accounting for the amount recorded for a restructuring charge originating at a foreign subsidiary level occurred. This material error in accounting was corrected by reducing the restructuring charge and the related accrued liability prior to issuance of the Company’s 2004 consolidated financial statements.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management’s conclusion is that the Company did not maintain effective internal control over financial reporting as of December 31, 2004.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

(2) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the last quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has taken action to correct the aforementioned material weakness in internal control over financial reporting by adding an additional review procedure that will require senior accounting managers at corporate headquarters to review journal entries relating to material nonrecurring journal entries originating at both foreign subsidiary and domestic levels.

(3) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Actuate Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(1)), that Actuate Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Actuate Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2004:

The Company’s policies and procedures did not require review and approval by the relevant senior accounting personnel at the parent company level of journal entries for material nonrecurring transactions originating at the foreign subsidiary level. The absence of this control resulted in a failure in the Company’s year-end financial statement close process to ensure that original assumptions made in determining the amount of a restructuring charge had not changed as of year-end. As a result of this deficiency, a material error in accounting for the amount recorded for a restructuring charge originating at a foreign subsidiary level occurred.

We also have audited in accordance with the standards of the PCAOB the consolidated balance sheet of Actuate Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 16, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Actuate Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Actuate Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Mountain View, CA

April 28, 2005

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ACTUATE CORPORATION (Registrant)

By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau Senior Vice President, Finance and Administration and Chief Financial Officer

Date: May 2, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Title

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer