Form 10-Q
period 2005-03-31
ACTUATE CORP
filed 2005-05-10
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of March 31, 2005
Common Stock, par value $.001 per share	62,057,945

Actuate Corporation

Part I. Financial Information

Item 1. Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$11,701	$7,341
Short-term investments	37,972	39,932
Accounts receivable, net of allowance of $1,531 and $1,489 at March 31, 2005 and December 31, 2004, respectively	18,023	24,776
Other current assets	2,078	2,498

Total current assets	69,774	74,547
Property and equipment, net	5,606	6,158
Goodwill, net	20,766	20,766
Other purchased intangibles, net	2,458	3,117
Other assets	892	867

	$99,496	$105,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,668	$2,414
Current portion of restructuring liabilities	3,395	3,669
Accrued compensation	3,676	5,244
Other accrued liabilities	3,938	4,996
Income taxes payable	667	539
Deferred revenue	25,525	28,153

Total current liabilities	39,869	45,015

Long-term liabilities:
Deferred rent	294	320
Deferred revenue	718	610
Restructuring liabilities, net of current portion	11,892	12,565

Total long-term liabilities	12,904	13,495

Stockholders’ equity	46,723	46,945

	$99,496	$105,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
License fees	$8,948	$11,477
Services	15,677	14,191

Total revenues	24,625	25,668

Costs and expenses:
Cost of license fees	737	1,100
Cost of services	5,834	6,089
Sales and marketing	8,418	10,294
Research and development	4,228	5,191
General and administrative	4,509	2,673
Amortization of other intangibles	276	282
Restructuring charges	569	586

Total costs and expenses	24,571	26,215

Income (loss) from operations	54	(547)
Interest and other income, net	384	170

Income (loss) before income taxes	438	(377)
Provision for income taxes	193	—

Net income (loss)	$245	$(377)

Basic net income (loss) per share	$0.00	$(0.01)

Shares used in basic per share calculation	62,092	61,358

Diluted net income (loss) per share	$0.00	$(0.01)

Shares used in diluted per share calculation	64,628	61,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net Income (loss)	$245	$(377)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of other intangibles	659	665
Depreciation	468	574
Changes in operating assets and liabilities:
Accounts receivable	6,753	620
Other current assets	420	(59)
Accounts payable	254	(625)
Accrued compensation	(1,567)	(115)
Other accrued liabilities	(1,058)	45
Income tax payable (receivable)	128	(13)
Deferred rent liabilities	(26)	—
Restructuring liabilities	(947)	(251)
Deferred revenue	(2,520)	(234)

Net cash provided by operating activities	2,809	230

Investing activities
Purchases of property and equipment	84	(451)
Proceeds from maturity of short-term investments	18,584	29,388
Purchases of short-term investments	(16,662)	(13,499)
Net change in other assets	(26)	343

Net cash provided by investing activities	1,980	15,781

Financing activities
Proceeds from issuance of common stock	1,105	426
Stock repurchases	(1,491)	—

Net cash (used in) provided by financing activities	(386)	426

Net increase in cash and cash equivalents	4,403	16,437
Effect of exchange rates on cash	(43)	(119)
Cash and cash equivalents at the beginning of the period	7,341	8,950

Cash and cash equivalents at the end of the period	$11,701	$25,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of Actuate Corporation (“Actuate”, the “Company”, “We” or “Our”) are unaudited and include all normal recurring adjustments and non-recurring adjustments which we believe to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of the financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite our best effort to establish good faith estimates and assumptions, actual results may differ.

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005 and as amended in our Form 10-K/A which was filed on May 2, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months ended March 31, 2005 are not necessarily indicative of operating results for any other future interim period or the full fiscal year.

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

We recognize revenues in accordance with AICPA Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For sales to end-user customers, we recognize license revenues when a license agreement has been signed by both parties or a definitive purchase order has been received from the customer, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. We have not established vendor specific objective evidence of fair value for license fees. Therefore, we recognize revenues from arrangements with multiple elements involving software licenses under the residual method. In some cases the license agreement may contain payment terms that would indicate that the fee is not fixed or determinable, such as payment terms extending beyond one year from the purchase date. In such cases, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

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

We recognize maintenance revenues, which consist of fees for ongoing support and unspecified product updates, ratably over the term of the contract, which is typically one year. Consulting revenues are primarily related to implementation and configuration. Training revenues are generated from classes offered at our headquarters and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software and when all other revenue recognition criteria are met, provided services do not include significant customization or modification of the product and are not otherwise essential to the functionality of the software.

Stock-Based Compensation

We have not adopted the recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” and continue to account for employee stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations. Accordingly, no compensation expense is recognized for stock options issued to employees since the strike price equals the market price on the date of grant for all options issued. Stock option grants to non-employees are accounted for using the fair value method under SFAS 123.

The fair value of the options granted under our Stock Option Plans and stock issued under our Employee Stock Purchase Plan in all periods was estimated using the Black-Scholes method, with the following weighted-average assumptions:

	Three Months Ended March 31
	2005	2004
Dividend yield	0.00%	0.00%
Risk-free interest rate under the Option Plans	3.38%	2.25%
Risk-free interest rate under the Purchase Plan	3.03%	1.24%
Expected volatility under the Option Plans	97.38%	118.49%
Expected volatility under the Purchase Plan	46.36%	67.07%
Expected life of grants under the Stock Option Plans	3 years	3 years
Expected life of grants under the Purchase Plan	0.5 year	0.5 year

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income (loss) - as reported	$245	$(377)
Less: Stock-based employee compensation expense determined under the fair value method for all awards (net of tax)	(1,533)	(2,375)

Net loss – pro forma	$(1,288)	$(2,752)

Net income (loss) per share – as reported:
Basic	$0.00	$(0.01)

Diluted	$0.00	$(0.01)

Net loss per share – pro forma:
Basic	$(0.02)	$(0.04)

Diluted	$(0.02)	$(0.04)

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

The table below reconciles the weighted common shares used to calculate basic net income (loss) per share with the weighted-average common shares used to calculate diluted net income (loss) per share (in thousands):

	Three months ended March 31
	2005	2004
Weighted-average shares of common stock outstanding	62,092	61,358

Weighted-average dilutive stock options outstanding under the treasury stock method	2,536	—

Weighted-average common shares used in computing diluted net income (loss) per share	64,628	61,358

All outstanding stock options have been excluded from the calculation of diluted net loss per share in the three months ended March 31, 2004, because all such stock options are anti-dilutive. The weighted-average number of common shares excluded from the calculation of diluted net loss per share was 19,764,000 in the three months ended March 31, 2004. Such stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method. In the first quarter of fiscal year 2005, the Company excluded 9,299,000 stock options from its calculation of weighted-average common shares used in computing dilutive net income per share as they were anti-dilutive for the net income per share calculation. These anti-dilutive options could be dilutive in the future.

The weighted average exercise price of excluded stock options was $4.24 and $2.86 for the quarter ended March 31, 2005 and 2004, respectively.

Comprehensive Loss

Comprehensive loss includes foreign currency translation adjustments and other unrealized losses on short-term investments that are excluded from net income (loss) and are reflected as changes in equity. A summary of comprehensive loss is summarized as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$245	$(377)
Foreign currency translation adjustment net of tax effect	(225)	(74)
Unrealized loss on available-for-sale securities net of tax effect	(67)	—

Comprehensive loss	$(47)	$(451)

Reclassifications

We have reclassified a portion of our deferred revenue as of December 31, 2004 to long-term liabilities. This reclassification had no impact on the results of operations or stockholders’ equity for the periods presented.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment”, which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for annual periods beginning after June 15, 2005.

We are required to adopt SFAS 123R in the first quarter of fiscal year 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition of the expense. See Note 1 in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the first quarter of fiscal year 2005 and first quarter of fiscal year 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, management is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on our consolidated statements of operations and net income per share.

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

The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The facility had been idle since the leasing term began in May 2001 and we formally made a decision to exit this facility during the third quarter of fiscal year 2002. As of March 31, 2005, $14.6 million of lease exit costs, net of anticipated sublease income, remain accrued and will be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made. Actual future cash requirements may differ materially from the accrual at March 31, 2005, particularly if the actual sublease income is significantly different from current estimates or if we are unsuccessful in our efforts to sublease the facility for the term of the lease (through fiscal year 2011).

In the first quarter of 2004 we recognized $586,000 in severance, benefits and related legal costs when we initiated a restructuring of our French operations to size the operation to meet the expected business and economic environment for our products in France. This restructuring resulted in a workforce reduction of five total personnel. In the fourth quarter of 2004, we implemented a second restructuring program. This was to further align our cost structure with future revenue expectations. We estimate that the restructuring plan will have eliminated approximately $10.0 million in operating costs annually. Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The total amount of these costs expensed during the fourth quarter of 2004 and the first quarter of 2005 were $1.4 million and $569,000, respectively. The restructuring expense recognized in the first quarter of fiscal year 2005 was entirely related to the restructuring of our French operation and was primarily comprised of facility related costs. Our French facility was fully vacated during the first quarter of fiscal year 2005. We also incurred some employee related charges that were recognized during the quarter.

The following table summarizes the analysis of the restructuring accrual activity during the three months ended March 31, 2005 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2004	$1,269	$14,965	$16,234
Restructuring charge in Q1	147	422	569
Cash payments	(688)	(1,062)	(1,750)
Changes in estimate	(45)	(34)	(79)
Rents collected on the sublease	—	313	313

	683	14,604	15,287
Less: current portion	(669)	(2,726)	(3,395)

Long-term portion	$14	$11,878	$11,892

3. Deferred Revenue

Total deferred revenue including the long-term portion consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Maintenance and support	$23,592	$25,168
Other	2,651	3,595

	$26,243	$28,763
Less: Current portion	(25,525)	(28,153)

Long-term portion	$718	$610

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

Other consists of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria of SOP 97-2, and are deferred until all revenue recognition criteria have been met.

4. Income Taxes

The income tax provision for the three months ended March 31, 2004 and March 31, 2005 is $0 and $193,000, respectively, resulting in effective tax rates of 0% and 44%, respectively. The tax provision for March 31, 2005 relates to taxes accrued in foreign jurisdictions where net operating losses are not available to offset the net income.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was enacted. Among other provisions, the Jobs Act provides for a deduction for income from qualified domestic production activities phased in from 2005 to 2010, and a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. Actuate does not plan to repatriate foreign earnings under the Jobs Act and has determined the impact of the deduction for domestic production activities will have an immaterial impact on the provision for income taxes for 2005.

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we have evaluated the potential effects of the Jobs Act and have determined that it is not necessary to adjust our tax expense or deferred tax liability at this time.

5. Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues:
North America	$18,452	$19,519
Europe	5,218	4,573
Asia Pacific and others	955	1,576

	$24,625	$25,668

As of March 31, 2005, we operated in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. There were no customers that accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2005 or March 31, 2004.

6. Goodwill and Other Purchased Intangible Assets

Goodwill and intangible assets with indefinite lives consist of goodwill, net of accumulated amortization totaling $20.8 and other purchased intangibles, net of accumulated amortization totaling $2.4 million. In accordance with SFAS No. 142, we ceased to amortize goodwill as of January 1, 2002.

Other intangible assets consist of the following (in thousands):

	March 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$10,600	$(10,521)	$79	$10,600	$(10,396)	$204
Workforce	408	(340)	68	408	(289)	119
Purchased technologies	6,767	(4,520)	2,247	6,767	(4,136)	2,631
Non-compete agreements	1,030	(994)	36	1,030	(938)	92
Trademark	700	(672)	28	700	(629)	71

	$19,505	$(17,047)	$2,458	$19,505	$(16,388)	$3,117

For the first quarter of fiscal 2005 and 2004, approximately $383,000 and $384,000 was associated with the amortization of purchased technologies, respectively. The amortization of these costs was classified as cost of license fees in the consolidated statements of operations. Amortization of all the intangibles (excluding purchased technologies) was classified as amortization of other intangibles in the consolidated statement of operations.

The following table presents the estimated future amortization of intangible assets (in thousands).

Fiscal Year	Purchased Technology	Other Intangibles	Total
2005 (remaining nine months)	$616	$211	$827
2006	631	—	631
2007	631	—	631
2008	369	—	369

	$2,247	$211	$2,458

7. Contingencies

Litigation

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

Commitments & Contingencies

Our license agreements include an indemnification for the infringement of third party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties. As of March 31, 2005, letters of credit issued on our behalf to secure our lease obligations relating to our leased facilities totaled $2.1 million. We do not have any other guarantees. Aggregate minimum lease commitments under all operating leases are as follows (in thousands):

Fiscal Yr	Future minimum lease payment	Future sublease income	Net future minimum lease payments
2005	$5,216	$(954)	$4,262
2006	6,850	(212)	6,638
2007	6,588	—	6,588
2008	4,060	—	4,060
2009	3,792	—	3,792
Thereafter	4,845	—	4,845

	$31,351	$(1,166)	$30,185

8. Subsequent Events

In April 2005, our Board of Directors approved an on-going extension of the Company’s stock repurchase program. Each quarter, we are authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advanced by the Board. From the end of the first quarter of 2005 through May 9, 2005, we have repurchased a total of 241,079 shares under this stock repurchase plan.

In April 2005, a minority shareholder of Actuate Japan notified us that it wishes to exercise its right to sell back to the Company its equity interest in Actuate Japan. This event is expected to result in an exercise of approximately 280 shares at an estimated value of $400,000. It is anticipated that the exercise will occur in the third quarter of this fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005, as amended by our Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2005.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate’s expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate’s current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in the section titled “Business Risk Factors” in this Form 10-Q and in other filings made by the Company with the Securities and Exchange Commission.

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

We began shipping our first product in January 1996. We sell software products through two primary means: (i) directly to end-user customers through our direct sales force and (ii) through indirect channel partners such as OEMs, resellers and system integrators. OEMs generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end-user customers. Our total revenues are derived from license fees for software products and fees for services relating to such products, including software maintenance and support, consulting and training.

Our total revenues for the first quarter of fiscal 2005 were $24.6 million, a 4% decrease over the first fiscal quarter of 2004. The decrease in revenues was the result of lower than expected license sales, which decreased by $2.5 million, from the same period in the prior year. This decrease was due to several factors including continued slowness in Information Technology spending by our customers, and poor sales execution across several business units. Services revenue grew by 10%, or $1.5 million versus the same period last year, primarily due to an increase in maintenance and support revenues in North America. For the first quarter of fiscal 2005, net income was $245,000 or $.00 per share, compared with a net loss of $377,000 or $.01 per share in the first fiscal quarter of 2004. The increase in net income in the first quarter of 2005 was primarily due to reductions in operating expenses as a result of cost savings and restructuring plans that were implemented during the first and fourth quarters of fiscal year 2004.

North America total revenues decreased from $19.5 million in the first quarter of fiscal 2004 to $18.4 million in the first quarter of fiscal 2005, while revenues from international regions grew modestly from $6.1 million in the first quarter of fiscal 2004 to $6.2 million in the first quarter of fiscal 2005. During the first quarter of fiscal year 2005, we derived 25% of our total revenues from sales outside of North America while 24% of our total revenues were derived from sales outside North America in the first quarter of fiscal year 2004. We anticipate that international sales will continue to be a significant percentage of our total sales and will grow modestly in the near term.

During fiscal year 2004 and the first quarter of fiscal year 2005, three trends emerged that had a significant impact on our results of operations. First, as an enterprise software vendor, we are impacted by the corporate spending environment for information technology (“IT”). We currently believe that corporate IT budgets will grow only modestly in 2005. Second, we continue to witness corporations consolidating their business intelligence software purchases into fewer suppliers. Corporations were reluctant to buy software from new vendors. This impacted our ability to acquire as many new customers as planned. If this trend continues it will impact our business in 2005. Finally, several of our competitors recently released products that are marketed to be directly competitive with our Enterprise Reporting Application Platform. The existence of these competitive products required additional sales and marketing efforts to differentiate our products, which resulted in extended sales cycles. We believe that competition in the enterprise reporting market will be vigorous in 2005.

We remain focused on four strategic sales initiatives that were announced during fiscal year 2004 and continue to be pursued during the first quarter of fiscal year 2005. These initiatives are as follows:

Selling to IT Management – We are re-focusing our sales efforts on selling our products to IT managers who we believe generally recognize the technical advantages of our products. We hope this initiative will result in increased license revenue in the short term.

Solution Selling to Line-of-Business Management – We are creating software solutions to market to-line-of-business managers. These solutions will initially be related to financial management and reporting. We hope this initiative will result in increased license revenue over the medium-to-long term. During the first quarter of fiscal year 2005, we have seen a modest increase in the number of our total orders derived from our financial performance management and in customer self service solutions, from 40% of total orders in the fourth quarter of fiscal year 2004, to 45% in the first quarter of fiscal year 2005.

Investing in the Business Intelligence Reporting Tool (“BIRT”) – We are continuing to make a significant investment in creating a new open source code reporting tool, known as BIRT. We hope that BIRT will eventually become widely adopted by Java developers and will create demand for our other commercially available products. The adoption of BIRT will allow developers the ease of adding reporting to JAVA applications, accessibility to enterprise data and presentation of information in useful formats. The BIRT project continues to be a long-term initiative for our Company. During the first quarter of this year, we published complete preview versions at EclipseCom, and are scheduled to launch Release 1.0 in June of this fiscal year. During the first quarter of fiscal year 2005, we experienced over 5,000 downloads of the BIRT preview release.

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

During 2004, we implemented new requirements under the Sarbanes-Oxley Act of 2002 and recently enacted rules of the SEC and Nasdaq. These efforts caused us to incur significant increased costs in the latter half of fiscal year 2004 and the first quarter of fiscal year 2005. In particular, the rules governing the standards that must be met for management to assess our internal controls over financial reporting under Section 404 are complex, and require significant resources to administer. This ongoing process of reviewing, documenting and testing our internal controls over financial reporting has resulted in, and will likely continue to result in, a significant strain on our management, information systems and resources. Furthermore, achieving and maintaining compliance with the Sarbanes-Oxley Act of 2002 and other new rules and regulations has required us to hire additional personnel and has and may continue to require us to use additional outside legal, accounting and advisory services.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2005	2004
Revenues:
License fees	36%	45%
Services	64	55

Total revenues	100	100

Costs and expenses:
Cost of license fees	3	4
Cost of services	24	24
Sales and marketing	35	40
Research and development	17	20
General and administrative	18	11
Amortization of other intangibles	1	1
Restructuring charges	2	2

Total costs and expenses	100	102

Income (loss) from operations	—	(2)
Interest and other income, net	2	1

Income (loss) before income taxes	2	(1)
Provision for Income taxes	1	—

Net income (loss)	1%	(1)%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, consulting and training. Total revenues decreased 4% from $25.7 million for the quarter ended March 31, 2004 to $24.6 million for the quarter ended March 31, 2005. Sales outside of North America were $6.2 million or 25% of total revenues for the first quarter of fiscal year 2005, compared to $6.1 million, or 24% of total revenues for the first quarter of fiscal year 2004. No single customer accounted for more than 10% of our revenues for any of the periods presented.

	Three Months Ended (in thousands)
	March 31,
	2005	2004	Variance $’s	Variance %
Revenues
License fees	$8,948	$11,477	$(2,529)	(22)%
Services	15,677	14,191	1,486	10%

Total Revenues	$24,625	$25,668	$(1,043)	(4)%

% of Revenue
License fees	36%	45%
Services	64%	55%

Total Revenues	100%	100%

License fees. Revenues from license fees decreased by 22% from $11.5 million for the first quarter of fiscal year 2004 to $8.9 million for the first quarter of fiscal year 2005. As a percentage of total revenues, license fee revenues decreased from 45% in the first quarter of fiscal year 2004 to 36% in the first quarter of fiscal year 2005. The decrease in license fees was primarily due to a weak corporate spending environment for enterprise reporting applications and a more competitive environment in our market niche. We have seen customers engage in vendor consolidation and our competitors have recently released competing products. These factors have had an adverse impact on the demand for our products in domestic and international markets.

Services. Service revenues increased by 10% from $14.2 million for the first quarter of fiscal year 2004 to $15.7 million for the first quarter of fiscal year 2005. As a percentage of total revenues, service revenues increased from 55% in the first quarter of fiscal year 2004 to 64% in the first quarter of fiscal year 2005. The increase in service revenues from fiscal year 2004 to fiscal year 2005 was primarily due to an increase in the worldwide installed base of customers receiving ongoing maintenance and support.

Operating Expenses

Cost of license fees

	Three Months Ended (in thousands)
	March 31,
	2005	2004	Variance $’s	Variance %
Cost of license fees	$737	$1,100	$(363)	(33)%
% of License Revenue	8%	10%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. Cost of license fees decreased from $1.1 million, or 10% of revenues from license fees, for the first quarter of fiscal year 2004 to $737,000 or 8% of revenues from license fees, for the first quarter of fiscal year 2005. The decrease in costs of license fees was primarily due to reduced third party royalties of approximately $300,000 resulting from lower sales of our analytics product and a decrease of approximately $65,000 in packaging printing and localization costs. We expect our cost of license fees as a percentage of revenues from license fees to be between 7% and 10% of revenues from license fees for the remainder of fiscal year 2005.

Cost of services

	Three Months Ended (in thousands)
	March 31,
	2005	2004	Variance $’s	Variance %
Cost of services	$5,834	$6,089	$(255)	(4)%
% of Service Revenue	37%	43%

Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services decreased from $6.1 million, or 43% of service revenues, for the first quarter of fiscal year 2004 to $5.8 million, or 37% of service revenues, for the first quarter of fiscal year 2005. The decrease was primarily due to reduced certified training and external contracting costs of approximately $150,000, salary and related employee compensation costs of $76,000 and reduced travel and entertainment totaling $30,000. We expect our cost of services, as a percentage of services revenues, will be in approximately the same range for the remainder of fiscal year 2005.

Sales and marketing

	Three Months Ended (in thousands)
	March 31,
	2005	2004	Variance $’s	Variance %
Sales and marketing	$8,418	$10,294	$(1,876)	(18)%
% of Revenue	35%	40%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses decreased from $10.3 million or 40% of total revenues for the first quarter of fiscal year 2004 to $8.4 million, or 35% of total revenues for the first quarter of fiscal year 2005. The decreases in sales and marketing expenses in both absolute dollars and as a percentage of total revenues for the three months ended March 31, 2005, were primarily due to reductions in salaries, commissions and related compensation expenses of approximately $1.5 million. This decrease was primarily due to a 21% reduction in headcount from 190 employees in the first quarter of fiscal year 2004 to 150 employees in the first quarter of fiscal year 2005. Other significant reductions include marketing and promotional costs of $355,000, facility and related expenses of approximately $300,000, offset by an increase in employee training and related costs $170,000. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 30% to 35% of total revenues for the remainder of fiscal year 2005.

Research and development

	Three Months Ended (in thousands)
	March 31,
	2005	2004	Variance $’s	Variance %
Research and development	$4,228	$5,191	$(963)	(19)%
% of Revenue	17%	20%

Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses decreased from $5.2 million, or 20% of total revenues for the first quarter of fiscal year 2004 to $4.2 million, or 17% of total revenues for the first quarter of fiscal year 2005. The decrease in research and development expenses in both absolute dollars and as a percentage of total revenues for the three months ended March 31, 2005, were primarily due to an 8% headcount reduction from the first quarter of fiscal year 2004 to the first quarter of fiscal year 2005 resulting in reduced compensation and related expenses of approximately $560,000 and facility and equipment related costs of approximately $379,000. Most of the cost reductions were due to the closure of our facility in Seattle, Washington which occurred during the fourth quarter of fiscal year 2004. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 17% to 20% of total revenues for the remainder of fiscal year 2005.

General and administrative

	Three Months Ended (in thousands)
	March 31,
	2005	2004	Variance $’s	Variance %
General and administrative	$4,509	$2,673	$1,836	69%
% of Revenue	18%	11%

General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal, bad debts and accounting expenses. General and administrative expenses increased from $2.7 million, or 11% of total revenues for the first quarter of fiscal year 2004 to $4.5 million, or 18% of total revenues for the first quarter of fiscal year 2005. The increase in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the three months ended March 31, 2005, were primarily due to increased professional consulting fees of approximately $1.2 million related to the Company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and associated internal staff expenses of $180,000. We also incurred legal fees of approximately $230,000 and an increase in bad debt expense of $179,000. We expect our general and administrative expenses will decrease in absolute dollars in future periods as costs associated with compliance under the Sarbanes-Oxley Act should stabilize or decrease in the coming year.

Amortization of other intangibles

	Three Months Ended (in thousands)
	March 31,
	2005	2004	Variance $’s	Variance %
Amortization of other intangibles	$276	$282	$(6)	(2)%
% of Revenue	1%	1%

For the three months ended March 31, 2005, we recorded a charge of $276,000 for the amortization of other intangibles, or 1% of total revenues, as compared to $282,000 or 1% of total revenues for the same period of fiscal quarter 2004. The estimated amortizable lives of other purchased intangible assets range between 2 to 5 years and the total balance will be fully amortized by the end of fiscal year 2008 assuming no further acquisitions.

The following table presents the estimated future amortization of intangible assets (in thousands).

Fiscal Year	Purchased Technology	Other Intangibles	Total
2005 (remaining nine months)	$616	$211	$827
2006	631	—	631
2007	631	—	631
2008	369	—	369

	$2,247	$211	$2,458

Restructuring charges

	Three Months Ended (in thousands)
	March 31,
	2005	2004	Variance $’s	Variance %
Restructuring	$569	$586	$(17)	(3)%
% of Revenue	2%	2%

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

In early October 2004, we implemented an additional restructuring. This company-wide restructuring was undertaken to align our cost structure with future revenue expectations. The costs associated with this restructuring totaled $1.4 million in the fourth quarter of 2004 and were primarily comprised of severance and related costs. During the first quarter of fiscal year 2005, we incurred an additional expenditure of approximately $569,000 related to this restructuring. These additional charges are primarily related to idle facility costs of our French facility. According to Financial Accounting Standards statement No. 146 (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities”, in order to record the costs related to an idle facility, we must first cease use of the facility. We ceased use of our French facility in the first quarter of fiscal year 2005.

Interest and Other Income, Net

	Three Months Ended (in thousands)
	March 31,
	2005	2004	Variance $’s	Variance %
Interest and other income, net	$384	$170	$214	126%

Interest and other income, net, is comprised primarily of interest income earned by the Company on cash and short-term investments. Interest and other income, net, for the three months ended March 31, 2005 was $384,000 as compared with $170,000 for the three months ended March 31, 2004. The increase was primarily due to improved returns on our cash and investments totaling $96,000 and currency exchange gains of approximately $19,000 during the first quarter of fiscal year 2005 compared to a loss of approximately $160,000 during the same period last year, offset by a decrease of $61,000 in other income.

Provision for Income Taxes

The income tax provision for the three months ended March 31, 2005 is $193,000 resulting in an effective tax rate of 44%. We did not record an income tax provision for the quarter ended March 31, 2004 as the Company was in a consolidated net loss position.

Liquidity and Capital Resources

As of March 31, 2005, we had cash, cash equivalents and short-term investments of $49.7 million, an increase of approximately $2.4 million from $47.3 million at December 31, 2004. We also had $29.9 million in net working capital as of March 31, 2005, representing an increase of approximately $400,000 from $29.5 million at December 31, 2004.

Cash from operating activities. Net cash provided from operating activities was $2.8 million during the three months ended March 31, 2005, compared to $230,000 during the three months ended March 31, 2004, an increase of approximately $2.6 million. Cash provided by operations is directly related to the generation of revenues and subsequent collection of invoices. For the three-month period ended March 31, 2005, net cash provided by operating activities was generated by the net income adjusted by non-cash items of depreciation and amortization, and increased collections of accounts receivable, that were offset by decreases in deferred revenue, accounts payable and accrued compensation. For the three-month period ended March 31, 2004, net cash provided by operating activities was generated by the net loss adjusted by non-cash items of restructuring charges, depreciation and amortization, increased collections of accounts receivable and increase in income tax payable, that were offset by decreases in deferred revenue and accrued compensation.

Cash from investing activities. Net cash provided by investing activities was $1.9 million during the three months ended March 31, 2005, compared to net cash provided by investing activities of $15.8 million during the three months ended March 31, 2004, a net decrease of $13.9 million. For the three months ended March 31, 2005, net cash provided by investing activities was primarily due to the proceeds received from the maturity of short-term investments that were offset by the purchases of short-term investments, and net changes in purchases of property and equipment and other assets. For the three months ended March 31, 2004, net cash used in investing activities was primarily due to purchases of short-term investments, and purchases of property and equipment, that were offset by the proceeds received from the maturity of short-term investments.

Cash from financing activities. Net cash used in financing activities was $386,000 during the three months ended March 31, 2005, compared to $426,000 of net cash provided during the three months ended March 31, 2004. For the three months ended March 31, 2005, net cash used in financing activities was from the proceeds derived from issuance of common stock under our employee stock purchase plan and stock option plans, partially offset by the repurchase of 566,000 shares of our common stock totaling approximately $1.5 million. For the same period last year, net cash provided by financing activities was primarily from the proceeds derived from the issuance of common stock under the stock option plan.

In April 2005, a minority shareholder of Actuate Japan notified us that it wishes to exercise its right to sell back to the Company its equity interest in Actuate Japan. This event is expected to result in an exercise of approximately 280 shares, or approximately 12% of the equity of Actuate Japan, for an estimated value of $400,000. It is anticipated that the minority shareholder will exercise the put right in the third quarter of this fiscal year.

Pursuant to the stock repurchase program announced in September 2001 and extended from time to time by the Company’s board of directors, in April 2005, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. On a quarterly basis, the Company is authorized to repurchase common stock in the amount of the previous quarter’s cash flow from operations.

The Company believes that its current cash balances and any cash generated from operations will be sufficient to meet its cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, it may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to the Company’s stockholders. A portion of the Company’s cash may be used to repurchase its common stock, acquire or invest in complementary businesses, including the purchase of the remaining interest of its subsidiary in Japan, or products or to obtain the right to use complementary technologies.

BUSINESS RISK FACTORS

Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing Actuate. Additional risks that it does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the following risks actually occur, the Company’s business, operating results or financial condition could be materially harmed. In such case, the trading price of the Company’s common stock could decline and you may lose all or part of your investment. Investors should also refer to the other information set forth in this Report on Form 10-Q, including the financial statements and the notes thereto.

THE COMPANY’S OPERATING RESULTS MAY BE VOLATILE AND DIFFICULT TO PREDICT. IF IT FAILS TO MEET ITS ESTIMATES OF QUARTERLY AND ANNUAL OPERATING RESULTS OR IT FAILS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF ITS STOCK MAY DECREASE SIGNIFICANTLY.

The susceptibility of the Company’s operating results to significant fluctuations makes any prediction, including the Company’s estimates of future operating results, unreliable. In addition, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and you should not rely on them as indications of the Company’s future performance. The Company’s operating results have in the past varied, and may in the future vary significantly due to factors such as the following:

•	Demand for its products;

•	The size and timing of significant orders for its products;

•	A slowdown or a decrease in spending on information technology by its current and/or prospective customers;

•	The marketing by its competitors of products that are directly competitive with its products;

•	The management, performance and expansion of its international operations;

•	Foreign currency exchange rate fluctuations;

•	Customers’ desire to consolidate their purchases of enterprise reporting and business intelligence software to one or a very small number of vendors from which a customer has already purchased software;

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Budgeting cycles of its customers;

•	Failure to successfully manage its acquisitions;

•	Defects in its products and other product quality problems;

•	Failure to successfully meet hiring needs and unexpected personnel changes;

•	Changes in the market segments and types of customers at which it focuses its sales and marketing efforts;

•	Lost revenue due to the availability of open-source products of the Company and its competitors;

•	Changes in perpetual licensing models to term- or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale; and

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis.

Because the Company’s software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Furthermore, several factors may require the Company, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

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

In addition, the Company may in the future experience fluctuations in its gross and operating margins due to changes in the mix of its domestic and international revenues, changes in the mix of its direct sales and indirect sales and changes in the mix of license revenues and service revenues, as well as changes in the mix among the indirect channels through which its products are offered.

A significant portion of the Company’s total revenues in any given quarter is derived from existing customers. The Company’s ability to achieve future revenue growth, if any, will be substantially dependent upon its ability to increase revenues from license fees and services from existing customers, to expand its customer base and to increase the average size of its orders. To the extent that such increases do not occur in a timely manner, the Company’s business, operating results and financial condition would be harmed.

The Company’s expense levels and any plans for expansion, including plans to increase its sales and marketing and research and development efforts, are based in significant part on its expectations of future revenues and are relatively fixed in the short-term. If revenues fall below its expectations and it is unable to reduce its spending in response quickly, the Company’s business, operating results, and financial condition are likely to be harmed.

Based upon all of the factors described above, the Company has a limited ability to forecast the amount and mix of future revenues and expenses and it is likely that in some future quarter, the Company’s operating results will be below its estimates or the expectations of public market analysts and investors. In the event that operating results are below its estimates or other expectations, the price of the Company’s common stock could decline.

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that the Company’s current or future products infringe their intellectual property rights. The Company has been subject to infringement claims in the past, a competitor has recently made an infringement claim against the Company, and it expects that companies in the Business Intelligence software market will increasingly be subject to infringement claims as the number of products and/or competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation and expenses, divert management’s attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of product infringement against the Company and its failure or inability to license the infringed or similar technology could harm the Company’s business, operating results and financial condition.

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 25%, 24% and 15% in the first quarter of fiscal years 2004, 2003 and 2002, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through our direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 27% of total license revenues in our first quarter of fiscal year 2005, and 47% and 32% for fiscal years 2004 and 2003, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be harmed.

Although the Company is currently investing, and plans to continue to invest, significant resources to expand and develop relationships with OEMs, it has at times experienced and continue to experience difficulty in establishing and maintaining these relationships. If the Company is unable to successfully expand this distribution channel and secure license agreements with additional OEMs on commercially reasonable terms, including significant up-front payments of minimum license fees, and extend existing license agreements with existing OEMs on commercially reasonable terms, the Company’s operating results would be harmed. Any inability by the Company to maintain existing or establish new relationships with indirect channel partners, including systems integrators and resellers, or, if such efforts are successful, a failure of the Company’s revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm the Company’s business, operating results and financial condition.

THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST ITS CURRENT AND FUTURE COMPETITORS.

The Company’s market is intensely competitive and characterized by rapidly changing technology, evolving standards and product releases by the Company’s competitors that are marketed to compete directly with the Company’s products. The Company’s competition comes in four principal forms:

•	competition from current or future business intelligence software vendors such as Business Objects, Cognos, Hyperion, Information Builders, and MicroStrategy, each of which offers enterprise reporting products;

•	competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they include reporting functionality with their applications or databases;

•	competition from other software vendors and software development tool vendors; and

•	competition from the IT departments of current or potential customers that may develop scalable Enterprise Reporting Applications internally, which applications may be cheaper and more customized than the Company’s products.

Most of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources than it does. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing enterprise reporting software products or significantly increase the functionality of their existing reporting software products, either of which could result in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter the Enterprise Reporting Application market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm the Company’s business, operating results and financial condition.

Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of the Company’s prospective customers. Also the Company’s current or future channel partners may have established in the past, or may in the future, establish cooperative relationships with the Company’s current or potential competitors, thereby limiting the Company’s ability to sell its products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could reduce the Company’s revenues from license fees and services from new or existing customers on terms favorable to us. If the Company is unable to compete successfully against current and future competitors, the Company’s business, operating results and financial condition would be harmed.

IF THE MARKET FOR ENTERPRISE REPORTING APPLICATION SOFTWARE DOES NOT GROW AS THE COMPANY EXPECTS, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The market for Enterprise Reporting Application software products is still emerging and the Company cannot be certain that such market will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for Enterprise Reporting Application software products fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its enterprise reporting software and related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about Enterprise Reporting Applications and its products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be harmed.

BECAUSE THE SALES CYCLES OF THE COMPANY’S PRODUCTS ARE LENGTHY AND VARIABLE, ITS QUARTERLY RESULTS MAY FLUCTUATE.

The purchase of the Company’s products by its end-user customers for deployment within the customer’s organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond the Company’s control. These delays can arise from a customer’s internal procedures to approve large capital expenditures, budgetary constraints, the testing and acceptance of new technologies that affect key operations and general economic and political events. The sales cycle for initial orders and larger follow-on orders for the Company’s products can be lengthy and variable. Additionally, sales cycles for sales of the Company’s products to OEMs tend to be longer, ranging from 6 to 24 months or more and may involve convincing the vendor’s entire organization that the Company’s products are the appropriate software for the vendor’s application. This time period does not include the sales and implementation cycles of such vendor’s own products, which can be longer than the Company’s sales and implementation cycles. Certain of the Company’s customers have in the past, or may in the future, experience difficulty completing the initial implementation of its products. Any difficulties or delays in the initial implementation by the Company’s end-user customers or indirect channel partners could cause such customers to reject the Company’s software or lead to the delay or non-receipt of future orders for the large-scale deployment of its products, in which case the Company’s business, operating results and financial condition would be harmed.

IF THE COMPANY IS UNABLE TO FAVORABLY ASSESS THE EFFECTIVENESS OF ITS INTERNAL CONTROL OVER FINANCIAL REPORTING, IN FUTURE PERIODS, OR IF THE COMPANY’S INDEPENDENT AUDITORS ARE UNABLE TO PROVIDE AN UNQUALIFIED ATTESTATION REPORT ON SUCH ASSESSMENT, THE COMPANY’S STOCK PRICE COULD BE ADVERSELY AFFECTED.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting is ongoing. The Company has identified one material weakness, which was discussed in Section 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005, as amended by Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2005. The Company cannot predict the outcome of its testing in future periods. If in future periods the Company concludes that its internal control over financial reporting is not effective, it may be required to change its internal control over financial reporting to remediate deficiencies, and investors may lose confidence in the reliability of its financial statements, causing the Company’s stock price to decline.

SECTION 404 AND OTHER RECENTLY ENACTED REGULATORY CHANGES HAVE CAUSED THE COMPANY TO INCUR INCREASED COSTS AND OPERATING EXPENSES AND MAY MAKE IT MORE DIFFICULT FOR THE COMPANY TO ATTRACT AND RETAIN QUALIFIED OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act of 2002 and recently enacted rules of the SEC and Nasdaq have caused the Company to incur significant increased costs as it implements and responds to new requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are new and complex, and require significant documentation, testing and possible remediation. This ongoing process of reviewing, documenting and testing the Company’s internal controls over financial reporting has resulted in, and will likely continue to result in, a significant strain on the Company’s management, information systems and resources. Furthermore, achieving and maintaining compliance with Sarbanes-Oxley and other new rules and regulations has required the Company to hire additional personnel and has and will continue to require it to use additional outside legal, accounting and advisory services.

Any acquisitions made by the Company will also put a significant strain on its management, information systems and resources. In addition, any expansion of the Company’s international operations will lead to increased financial and administrative demands associated with managing its international operations and managing an increasing number of relationships with foreign partners and customers and expanded treasury functions to manage foreign currency risks, all of which will require implementation of any changes necessary to maintain effective internal controls over financial reporting.

Any failure to satisfy the new rules could make it more difficult for the Company to obtain certain types of insurance, including director and officer liability insurance, and it may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for the Company to attract and retain qualified persons to serve on its board of directors, or as executive officers.

THE COMPANY MAY MAKE FUTURE ACQUISITIONS, WHICH INVOLVE NUMEROUS RISKS.

The Company’s business is highly competitive, and as such, its growth is dependent upon market growth and its ability to enhance its existing products, introduce new products on a timely basis and expand its distribution channels and professional services organization. One of the ways the Company has addressed and will continue to address these issues is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

•	The possibility that the Company will pay more than the value it derives from the acquisition;

•	Difficulties in integration of the operations, technologies, and products of the acquired companies;

•	The assumption of certain known and unknown liabilities of the acquired companies;

•	Difficulties in retaining key relationships with customers, partners and suppliers of the acquired company;

•	The risk of diverting management’s attention from normal daily operations of the business;

•	Negative impact to the Company’s financial condition and results of operations and the potential write down of impaired goodwill and intangible assets resulting from combining the acquired company’s financial condition and results of operations with its financial statements;

•	Risks of entering markets in which the Company has no or limited direct prior experience; and

•	The potential loss of key employees of the acquired company.

Mergers and acquisitions of high-technology companies are inherently risky, and the Company cannot be certain that any acquisition will be successful and will not materially harm the Company’s business, operating results or financial condition.

IF THE COMPANY DOES NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, ITS PRODUCTS COULD BECOME OBSOLETE.

The market for the Company’s products is characterized by rapid technological changes, frequent new product introductions and enhancements, changing customer demands, and evolving industry standards. Any of these factors can render existing products obsolete and unmarketable. The Company believes that its future success will depend in large part on its ability to support current and future releases of popular operating systems and computer programming languages, databases and software applications, to timely develop new products that achieve market acceptance and to meet an expanding range of customer requirements. If the announcement or introduction of new products by the Company or its competitors or any change in industry standards causes customers to defer or cancel purchases of existing products, the Company’s business, operating results and financial condition would be harmed.

As a result of the complexities inherent in Enterprise Reporting Applications, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company’s products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm the Company’s business, operating results and financial condition. If the Company fails to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, the Company’s business, operating results and financial condition would be harmed.

IF THE COMPANY DOES NOT RELEASE NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS IN A TIMELY MANNER OR IF SUCH NEW PRODUCTS AND ENHANCEMENTS, INCLUDING THE COMPANY’S OPEN SOURCE PROJECT, FAIL TO ACHIEVE MARKET ACCEPTANCE, THE COMPANY’S BUSINESS COULD BE SERIOUSLY HARMED.

The Company believes that its future success will depend in large part on the success of new products and enhancements to its products that it makes generally available. Prior to the release of any new products or enhancements, the products must undergo a long development and testing period. To date, the development and testing of new products and enhancements have taken longer than expected. In the event the development and testing of new products and enhancements continue to take longer than expected, the release of new products and enhancements will be delayed. If the Company fails to release new products and enhancements in a timely manner, its business, operating results and financial condition would be harmed. In addition, if such new products and enhancements do not achieve market acceptance, the Company’s business, operating results and financial condition would be harmed.

In the third quarter of 2004, the Company announced a new open source initiative. The Company is developing a Business Intelligence Reporting Tools (“BIRT”) open source code project as part of the Eclipse open source code foundation. The first version of BIRT is expected to be available in 2005. The Company hopes that BIRT will be widely adopted by Java developers and will result in such developers recommending to their companies that they license the Company’s commercially available products. If the Company fails to release BIRT in a timely manner, if BIRT does not achieve market acceptance and result in promoting sales of commercially available products, the Company’s business, operating results and financial condition may be harmed.

THE COMPANY’S INTERNATIONAL OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS.

A substantial portion of the Company’s revenues is derived from international sales. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

•	Economic and political instability, including war and terrorism or the threat of war and terrorism;

•	Difficulty in managing an organization spread across many countries;

•	Multiple and conflicting tax laws and regulations;

•	Costs of localizing products for foreign countries;

•	Difficulty in hiring employees and difficulties and high costs associated with terminating employees in foreign countries;

•	Trade laws and business practices favoring local competition;

•	Dependence on local vendors;

•	Compliance with multiple, conflicting and changing government laws and regulations;

•	Weaker intellectual property protection in foreign countries and potential loss of proprietary information due to piracy or misappropriation;

•	Longer sales cycles;

•	Import and export restrictions and tariffs;

•	Difficulties in staffing and managing foreign operations;

•	The significant presence of some of our competitors in certain international markets;

•	Greater difficulty or delay in accounts receivable collection; and

•	Foreign currency exchange rate fluctuations.

The Company believes that, over time, an increasing portion of its revenues and costs will be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company’s results of operations. Although the Company may in the future decide to undertake foreign exchange hedging transactions to cover a portion of its foreign currency transaction exposure, it currently does not attempt to cover any foreign currency exposure. If it is not successful in any future foreign exchange hedging transactions in which it engages, the Company’s business, operating results and financial condition could be harmed.

THE COMPANY’S EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO ITS BUSINESS AND IT MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL IT NEEDS.

The Company’s future success depends upon the continued service of its executive officers and other key engineering, sales, marketing and customer support personnel. None of its officers or key employees is bound by an employment agreement for any specific term. If the Company loses the service of one or more of our key employees, or if one or more of our executive officers or key employees decide to join a competitor or otherwise compete directly or indirectly with it, this could have a significant adverse effect on the Company’s business.

In addition, because experienced personnel in our industry are in high demand and competition for their talents is intense, the Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Recent accounting regulations, which will take effect in the third quarter of this fiscal year, requiring the expensing of stock options, will impair our future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

CHANGES IN, OR INTERPRETATIONS OF, ACCOUNTING RULES AND REGULATIONS COULD RESULT IN UNFAVORABLE ACCOUNTING CHARGES.

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the “SEC”) and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on the Company’s reported results and may even retroactively affect previously reported transactions. The Company’s accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	software revenue recognition;

•	accounting for income taxes;

•	accounting for business combinations and related goodwill; and

•	accounting for stock issued to employees.

THE COMPANY’S EARNINGS MAY BE ADVERSELY AFFECTED DUE TO RECENT CHANGES IN THE ACCOUNTING RULES GOVERNING THE RECOGNITION OF STOCK-BASED COMPENSATION EXPENSE.

The Company currently accounts for the issuance of stock options using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which the Company generally does not record compensation expense related to employee stock options in its financial statements. However, in accordance with SFAS 123 and SFAS 148, the Company provides additional disclosures of its operating results in the notes to its financial statements as if it had applied the fair value method of accounting. Had the Company accounted for its stock-based compensation expense for employees in its results of operations under the fair value method of accounting prescribed by SFAS 123, the compensation charges would have been significantly higher than the intrinsic value method used by the Company, resulting in a reduction of net income of approximately $1.5 million and $2.4 million in the first quarter of fiscal years 2005 and 2004, respectively.

In December 2004, FASB issued SFAS No. 123(R), which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires compensation costs relating to share-based payment transactions to be recognized in financial statements. This statement is effective as of the beginning of the first annual period that begins after June 15, 2005. Accordingly, the Company will be required to adopt SFAS 123(R) starting in our first fiscal quarter of 2006. The Company expects the adoption of SFAS 123(R) to have a material adverse impact on its net income or loss and its net income or loss per share by decreasing its income or increasing its losses by the additional amount of such stock option charges. The Company is currently in the process of evaluating the extent of such impact and cannot quantify the amount of such impact at this time.

THE COMPANY MAY BE UNABLE TO SUSTAIN OR INCREASE ITS PROFITABILITY.

While the Company was profitable in its most recent fiscal year, it incurred net losses during fiscal year 2003 and 2002. Its ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in its business. It expects its operating expenses to increase as its business grows, and it anticipates that it will make investments in its business. Therefore, the Company’s results of operations will be harmed if its revenues do not increase at a rate equal to or greater than increases in its expenses or are insufficient for it to sustain profitability.

IF THE COMPANY OVERESTIMATES REVENUES, IT MAY BE UNABLE TO REDUCE ITS EXPENSES TO AVOID OR MINIMIZE A NEGATIVE IMPACT ON ITS RESULTS OF OPERATIONS.

The Company’s revenues are difficult to forecast and are likely to fluctuate significantly from period to period. The Company bases its operating expense budgets on expected revenue trends. The Company’s estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of the Company’s sales prospects into actual licensing revenues could cause it to plan or budget inaccurately and those variations could adversely affect the Company’s financial results. In particular, delays, reductions in amount or cancellation of customers’ purchases would adversely affect the overall level and timing of the Company’s revenues and its business, results of operations and financial condition could be harmed. In addition, many of its expenses, such as office and equipment leases and certain personnel costs, are relatively fixed. It may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any period.

IF THE COMPANY’S PRODUCTS CONTAIN MATERIAL DEFECTS, ITS REVENUES MAY DECLINE.

Software products as complex as those offered by the Company often contain errors or defects, particularly when first introduced, when new versions or enhancements are released and when configured to individual customer computing systems. The Company currently has known errors and defects in its products. Despite testing conducted by the Company, if additional defects and errors are found in current versions, new versions or enhancements of its products after commencement of commercial shipment, this could result in the loss of revenues or a delay in market acceptance. The occurrence of any of these events could seriously harm the Company’s business, operating results and financial condition.

THE COMPANY MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

Although license agreements with our customers typically contain provisions designed to limit the Company’s exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. The sale and support of the Company’s products may entail the risk of such claims, which are likely to be substantial in light of the use of its products in business-critical applications. A product liability claim brought against the Company could seriously harm its business, operating results and financial condition.

THE PROTECTION OF OUR PROPRIETARY RIGHTS MAY BE INADEQUATE.

The Company has a small number of issued and pending U.S. patents expiring at varying times ranging from 2015 to 2019. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company licenses its software pursuant to shrink- or click-wrap or signed license agreements that impose certain restrictions on licensees’ ability to utilize the software. In addition, the Company seeks to avoid disclosure of its intellectual property, including by requiring those persons with access to its proprietary information to execute confidentiality agreements with the Company and by restricting access to its source code. The Company takes precautions to protect our software, certain documentation, and other written materials under trade secret and copyright laws, which afford only limited protection.

Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company’s products is difficult, and while it is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect the Company’s proprietary rights to as great an extent as do the laws of the United States. If the Company’s means of protecting its proprietary rights is not adequate or its competitors independently develop similar technology, the Company’s business could be seriously harmed.

THE SUCCESS OF THE COMPANY’S OPEN-SOURCE BIRT INITIATIVE IS DEPENDENT ON DEVELOPING A DEVELOPER COMMUNITY AROUND BIRT.

The success of the Company’s BIRT initiative is dependent on the open source contributions of third-party programmers and corporations, and if they cease to make these contributions to the Eclipse open source project, the BIRT project, or the general open source movement, the Company’s BIRT product strategy could be adversely affected. If key members, or a significant percentage, of this group of developers or corporations decides to cease development of Eclipse, BIRT or other open source applications, the Company would have to either rely on another party (or parties) to develop these technologies, develop them itself or adapt its open source product strategy accordingly. This could increase the Company’s development expenses, delay its product releases and upgrades or adversely impact customer acceptance of open source offerings.

THE COMPANY’S COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of the Company’s common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in its operating results;

•	Changes in the economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products or new contracts announced by it or its competitors;

•	Developments with respect to copyrights or proprietary rights;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of Enterprise Reporting Application software;

•	Adoption of new accounting standards affecting the software industry (including stock option-expensing roles); and

•	Changes in financial estimates by securities analysts.

In addition, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against such company. If the Company is involved in such litigation, it could result in substantial costs and a diversion of management’s attention and resources and could harm the Company’s business, operating results and financial condition.

CHANGES IN TAX RATES OR NEGATIVE TAX RULINGS COULD ADVERSELY IMPACT THE COMPANY’S FINANCIAL RESULTS

The Company is taxable principally in the United States and certain jurisdictions in Europe and Asia/Pacific. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws, which could increase the Company’s future income tax provision. While the Company believes that all material income tax liabilities are reflected properly in its balance sheet, it has no assurance that it will prevail in all cases in the event the taxing authorities disagree with its interpretations of the tax law. Future levels of research and development spending will impact the Company’s entitlement to related tax credits, which generally lower its effective income tax rate. Future effective income tax rates could be adversely affected if earnings are lower than anticipated in jurisdictions where the Company has statutory tax rates lower than in the United States.

CERTAIN OF THE COMPANY’S CHARTER PROVISIONS AND DELAWARE LAW MAY PREVENT OR DETER A CHANGE IN CONTROL OF ACTUATE.

The Company’s Certificate of Incorporation, as amended and restated (the “Certificate of Incorporation”), and Bylaws, as amended and restated (“Bylaws”), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions authorizing the issuance of “blank check” preferred stock and eliminating the ability of stockholders to act by written consent. In addition, certain provisions of Delaware law and the Company’s stock option plans may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of the Company’s common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first three months of fiscal years 2005 and 2004 we derived 25% and 24% of our total revenues from sales outside of North America, respectively. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. However, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country and may result in a reduction in sales and profitability in that country. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. Our gains due to foreign exchange rate fluctuations were approximately $19,000 for the first there months of fiscal 2005 compared to losses of approximately $160,000 during the same period last year.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to an adverse shift in the general level of U.S. interest rates we invest in short-term securities that have an average maturity of one year or less. Due to the short-term nature of our investments, we believe that there is no material interest rate risk exposure.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, trade accounts receivable. We have policies that limit investments in investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support client receivables. Our credit risk is also mitigated because our customer base is diversified by geography and no single customer has accounted for more than 10% of our consolidated revenue during all of fiscal year 2004 or the first quarter of fiscal year 2005. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

(b)	Changes in internal controls. During the three months ended March 31, 2005, in response to the material weakness identified in Form 10-K/A as filed with the Securities and Exchange Commission on May 2, 2005, we implemented the following internal control measure:

•	We added an additional review procedure that will require senior accounting managers at corporate headquarters to review entries relating to material nonrecurring journal transactions originating at both foreign subsidiary and domestic levels.

There were no other significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company is engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, the Company believes that it has adequate legal defenses and that the ultimate outcome of any of these actions will not have a material effect on the Company’s financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
January 1, 2005 through January 31, 2005	—		—	—
Month #2
February 1, 2005 through February 28, 2005	566,153	$2.63	566,153	—
Month #3
March 1, 2005 through March 31, 2005	—		—	—

Total	566,153	$2.63	566,153	—

(1)	Pursuant to the stock repurchase program announced in September 2001, and extended from time to time by the Company’s Board of Directors, in April 2005, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. The Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advanced by the Board.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation
(Registrant)

Dated: May 10, 2005	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau

Chief Financial Officer, Senior Vice President of Finance (Principal Financial and Accounting Officer)