Form 10-Q
period 2005-06-30
ACTUATE CORP
filed 2005-08-09
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of June 30, 2005
Common Stock, par value $.001 per share	60,835,303

Actuate Corporation

Part I. Financial Information

Item 1. Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,056	$7,341
Short-term investments	41,280	39,932
Accounts receivable, net of allowance of $1,587 and $1,489 at June 30, 2005 and December 31, 2004, respectively	21,597	24,776
Other current assets	2,020	2,498

Total current assets	72,953	74,547
Property and equipment, net	5,204	6,158
Goodwill	20,766	20,766
Other purchased intangibles, net	1,437	3,117
Other assets	621	867

	$100,981	$105,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,430	$2,414
Current portion of restructuring liabilities	2,974	3,669
Accrued compensation	3,752	5,244
Other accrued liabilities	3,719	4,996
Income taxes payable	694	539
Deferred revenue	26,856	27,323

Total current liabilities	40,425	44,185

Long-term liabilities:
Deferred rent	262	320
Long-term deferred revenue	972	1,440
Restructuring liabilities, net of current portion	11,748	12,565

Total long-term liabilities	12,982	14,325

Stockholders’ equity	47,574	46,945

	$100,981	$105,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
License fees	$8,805	$12,296	$17,753	$23,773
Services	16,965	15,553	32,642	29,744

Total revenues	25,770	27,849	50,395	53,517

Costs and expenses:
Cost of license fees	578	831	1,315	1,931
Cost of services	5,735	6,580	11,569	12,669
Sales and marketing	8,735	10,706	17,153	21,000
Research and development	4,131	5,224	8,359	10,415
General and administrative	2,802	2,373	7,311	5,046
Amortization of other purchased intangibles	194	276	470	558
Restructuring charges	178	—	747	586

Total costs and expenses	22,353	25,990	46,924	52,205

Income from operations	3,417	1,859	3,471	1,312
Interest and other income, net	149	214	533	384

Income before income taxes	3,566	2,073	4,004	1,696
Provision for income taxes	89	778	282	778

Net income	$3,477	$1,295	$3,722	$918

Basic net income per share	$0.06	$0.02	$0.06	$0.01

Shares used in basic per share calculation	61,467	61,488	61,778	61,423

Diluted net income per share	$0.06	$0.02	$0.06	$0.01

Shares used in diluted per share calculation	63,027	65,623	63,806	65,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$3,722	$918
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other purchased intangibles	1,153	1,324
Depreciation	831	1,225
Unrealized investment loss	284	—
Changes in operating assets and liabilities:
Accounts receivable	3,179	763
Other current assets	478	89
Accounts payable	543	752
Accrued compensation	(1,492)	(263)
Other accrued liabilities	(1,277)	313
Income taxes payable	155	723
Deferred rent	(58)	—
Restructuring liabilities	(1,512)	(782)
Deferred revenue	(935)	959

Net cash provided by operating activities	5,071	6,021

Investing activities
Purchases of property and equipment	123	(1,658)
Proceeds from maturity of short-term investments	48,659	35,469
Purchases of short-term investments	(50,012)	(25,080)
Net change in other assets	(38)	358

Net cash (used in) provided by investing activities	(1,268)	9,089

Financing activities
Proceeds from issuance of common stock	1,161	1,334
Stock repurchases	(4,216)	(1,179)

Net cash (used in) provided by financing activities	(3,055)	155

Net increase in cash and cash equivalents	748	15,265
Effect of exchange rates on cash	(33)	88
Cash and cash equivalents at the beginning of the period	7,341	8,950

Cash and cash equivalents at the end of the period	$8,056	$24,303

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

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005 and as amended in our Form 10-K/A which was filed on May 2, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the six months ended June 30, 2005 are not necessarily indicative of operating results for any other future interim period or the full fiscal year.

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

We recognize revenues in accordance with AICPA Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For sales to end-user customers, we recognize license revenues when a license agreement has been signed by both parties or a definitive purchase order has been received from the customer, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. We have not established vendor specific objective evidence of fair value for license fees. Therefore, we recognize revenues from arrangements with multiple elements involving software licenses under the residual method. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, such as extended payments due beyond the Company’s normal practice, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

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

We also enter into OEM arrangements that provide for license fees based on the bundling or embedding of our products with the OEMs’ products. These arrangements generally provide for fixed, irrevocable royalty payments. We recognize license fee revenues from U.S. OEM arrangements when a license agreement has been signed by both parties, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. For sales through international OEMs, we defer revenue until we receive a royalty report from such OEM assuming all other revenue recognition criteria have been met. As discussed above, there may be a timing difference between the period in which our OEM completes the sale to its end-user, and the period in which we recognize the revenue.

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

The fair value of the options granted under our Stock Option Plans and stock issued under our Employee Stock Purchase Plan in all periods was estimated using the Black-Scholes method, with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate under option plan	3.75%	3.13%	3.75%	3.13%
Risk-free interest rate under purchase plan	3.03%	1.24%	3.03%	1.24%
Expected volatility under option plan	93.58%	109.58%	93.58%	109.58%
Expected volatility under purchase plan	46.36%	67.07%	46.36%	67.07%
Expected life of grants under the Stock Option Plans	3 years	3 years	3 years	3 years
Expected life of grants under the Purchase Plan	0.5 year	0.5 year	0.5 year	0.5 year

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income - as reported	$3,477	$1,295	$3,722	$918
Less: Stock-based employee compensation expense determined under the fair value method for all awards (net of tax)	(1,353)	(2,291)	(2,886)	(4,674)

Net income (loss) - pro forma	$2,124	$(996)	$836	$(3,756)

Net income per share – as reported:
Basic	$0.06	$0.02	$0.06	$0.01

Diluted	$0.06	$0.02	$0.06	$0.01

Net income (loss) per share – pro forma:
Basic	$0.03	$(0.02)	$0.01	$(0.06)

Diluted	$0.03	$(0.02)	$0.01	$(0.06)

The pro forma amounts disclosed above may not be representative of the effects on pro forma results in future years as options vest over several years, additional awards may be granted and awards may be cancelled in subsequent years.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS 123R), which, under the current timetable for effectiveness, Actuate will be required to follow beginning in its first quarter of fiscal 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to the Company’s employee stock options and employee stock purchase plans. As noted above, currently the Company generally does not recognize any compensation related to stock option grants the Company issues under its stock option plans or related to the discounts the Company provides under its employee stock purchase plans. Under the new rules, the Company will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. The resulting substantial additional compensation expense will have a material adverse effect on the

Company’s reported results of operations. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R and have not determined whether the adoption will result in amounts that are different than the current pro forma disclosures under SFAS 123. The table above provides the pro forma net income (loss) and earnings (loss) per share as if the Company had used a fair-value-based method similar to one of the methods permitted under SFAS 123R to measure the compensation expense for employee stock awards during the three- and six-month periods ended June 30, 2005 and 2004.

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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted-average common shares outstanding	61,467	61,488	61,778	61,423
Weighted-average dilutive stock options outstanding under the treasury stock method	1,560	4,135	2,028	3,943

Weighted-average common shares used in computing diluted net income per share	63,027	65,623	63,806	65,366

We generated net income for the three and six month periods ended June 30, 2005. Under the treasury stock method, stock options with exercise prices exceeding the average share price of our common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 11,708,264 and 11,436,217 in the three and six months ended June 30, 2005, respectively. We also generated net income for the three and six month periods ended June 30, 2004. The weighted-average number of shares excluded from the calculation of diluted net income was 7,715,644 and 8,100,147 in the three and six months ended June 30, 2004, respectively. These anti-dilutive options could be dilutive in future periods.

The weighted average exercise price of excluded stock options was $1.45 and $1.46 for the three and six months ended June 30, 2005, respectively.

Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and other unrealized losses on short-term investments that are excluded from net income and are reflected as changes in equity. A summary of comprehensive income is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$3,477	$1,295	$3,722	$918
Foreign currency translation adjustment, net of tax effect	6	129	(219)	55
Unrealized gain (loss) on available-for-sale-securities, net of tax effect	20	(50)	(47)	(50)

Comprehensive income	$3,503	$1,374	$3,456	$923

The net tax effect on foreign currency translation and unrealized gain on short-term investments is $16,000 and $163,000 for the three and six months ended June 30, 2005, respectively. The net tax effect on foreign currency translation and unrealized loss on short-term investments is $48,000 and $3,000 for the three and six months ended June 30, 2004, respectively.

Reclassifications

We have reclassified a portion of our deferred revenue and deferred rent as of December 31, 2004 to long-term liabilities. The reclassifications had no impact on the results of operations or stockholders’ equity for the periods presented.

Recent Accounting Pronouncements

On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. SAB 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company expects SAB No. 107 will have a material adverse impact on its results of operations upon its adoption of SFAS No. 123R in the first quarter of 2006.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, (SFAS 154) a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Prior to this, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

2. Restructuring Charges

In response to deteriorating global economic conditions, we committed to a facility exit plan in the third quarter of fiscal year 2002. The primary goal of this restructuring plan was to reduce costs and improve operating efficiencies in order to adjust to the then existing business and economic environment. Specifically, it was our decision, under this plan, to eliminate excess facility capacity in light of our revised facility requirements. As a result of this restructuring plan, we recorded an initial charge of $27.1 million (consisting of a $24.8 million idle facility charge and a $2.3 million workforce reduction charge) during fiscal year 2002.

The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The facility had been idle since the leasing term began in May 2001 and we formally made a decision to exit this facility during the third quarter of fiscal year 2002. As of June 30, 2005, $11.7 million of lease exit costs, net of anticipated sublease income of $8.3 million, remain accrued and will be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made. Actual future cash requirements may differ materially from the accrual at June 30, 2005, particularly if the actual sublease income is significantly different from current estimates or if we are unsuccessful in our efforts to sublease the facility for the entire term of the lease (through fiscal year 2011).

In the first quarter of 2004 we recognized $586,000 in severance, benefit and related legal costs when we initiated a restructuring of our French operations to size the operation to meet the expected business and economic environment for our products in France. This restructuring resulted in a workforce reduction of five total personnel.

In the fourth quarter of 2004, we implemented a second restructuring program. This was to further align our cost structure with future revenue expectations. Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The total amount of these costs expensed during the fourth quarter of 2004, the first quarter of 2005 and the second quarter of fiscal year 2005 were $1.4 million, $569,000, and $178,000 respectively. The restructuring expense recognized in the second quarter of fiscal year 2005 totaled approximately $178,000 and was entirely related to the restructuring of our French operation. These costs were directly related to our restructuring plan which we had initiated in the fourth quarter of fiscal year 2004 and primarily consist of charges related to employee matters and estimated settlement costs stemming from employee litigation, partially offset by a reduction in the France lease loss accrual due to an early termination of the facility lease.

The following table summarizes the analysis of the restructuring accrual activity during the six months ended June 30, 2005 (in thousands):

	Severance & Benefits	Facility Related	Total

Balance at December 31, 2004	$1,269	$14,965	$16,234
Restructuring charge in Q1	147	422	569
Restructuring charge in Q2	283	(105)	178
Cash payments	(1,035)	(1,724)	(2,759)
Changes in estimate (Q1 and Q2)	(104)	(26)	(130)
Rents collected on the sublease	—	630	630

	560	14,162	14,722
Less: current portion	(560)	(2,414)	(2,974)

Long-term portion at June 30, 2005	$—	$11,748	$11,748

3. Deferred Revenue

Deferred revenue totaled $27.8 million as of June 30, 2005 and $28.8 million as of December 31, 2004. Our deferred revenue balances are primarily comprised of maintenance and support, but also include other deferred revenue balances.

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

Any deferred revenue balances that are expected to be recognized within 12 months of the balance sheet date are classified as current liabilities on the balance sheet. All other deferred balances are classified as long-term liabilities.

4. Income Taxes

The income tax provision for the three months ended June 30, 2004 and June 30, 2005 is $778,000 and $89,000, respectively, resulting in effective tax rates of 37.5% and 2.5%, respectively. The tax provision for the quarter ended June 30, 2005 relates to taxes accrued in foreign jurisdictions where net operating losses are not available to offset the net income.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was enacted. Among other provisions, the Jobs Act provides for a deduction for income from qualified domestic production activities phased in from 2005 to 2010, and a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. Actuate has determined the impact of the deduction for domestic production activities will have an immaterial impact on the provision for income taxes for 2005 and does not plan to repatriate foreign earnings under the Jobs Act.

5. Geographic Information

Our primary operations are located in the United States. Revenues from international sources related to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
North America	$20,470	$22,344	$38,921	$41,864
Europe	4,078	4,176	9,296	8,749
Asia Pacific and others	1,222	1,329	2,178	2,904

	$25,770	$27,849	$50,395	$53,517

As of June 30, 2005, we operated solely in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. There were no customers that accounted for more than 10% of total revenues in the three or six months ended June 30, 2005. The Company had one customer that accounted for approximately 10% of the Company’s total revenue for the three months ended June 30, 2004. There were no customers that accounted for more than 10% of total revenues in the first six months of fiscal year 2004.

6. Other Purchased Intangible Assets

Other purchased intangible assets consist of the following (in thousands):

	June 30, 2005				December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Adjustment to Purchase Price Allocation	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance

Customer lists	$10,600	$(10,600)	$—	$—	$10,600	$(10,396)	$204
Workforce	408	(391)	—	17	408	(289)	119
Purchased technologies	6,767	(4,820)	(527)	1,420	6,767	(4,136)	2,631
Non-compete agreements	1,030	(1,030)	—	—	1,030	(938)	92
Trademark	700	(700)	—	—	700	(629)	71

	$19,505	$(17,541)	$(527)	$1,437	$19,505	$(16,388)	$3,117

For the second quarter of fiscal 2005 and 2004, amortization expense associated with the amortization of purchased technologies was approximately $301,000 and $383,000, respectively. For the six months ended June 30, 2005 and 2004, amortization expense associated with the amortization of purchased technologies was approximately $683,000 and $766,000, respectively. The amortization of these costs is classified as cost of license fees in the condensed consolidated statements of operations. Amortization of all other intangibles (excluding purchased technologies) is classified as amortization of other purchased intangibles on the condensed consolidated statements of operations. During the second quarter of fiscal year 2005, we offset approximately $527,000 of accrued liabilities from our purchase of Nimble Technology against purchased technologies as the contingencies that gave rise to the original accrued liability amounts at the time of acquisition were settled for an amount lower than originally estimated. Further, as there was no goodwill associated with the Nimble acquisition, the reduction of accrued liabilities resulted in a decrease to unamortized purchased technologies during the second quarter of fiscal year 2005.

The following table presents the estimated future amortization of intangible assets (in thousands).

Fiscal Year	Purchased Technology	Other Intangibles	Total

2005 (remainder of year)	$230	$17	$247
2006	461	—	461
2007	461	—	461
2008	268	—	268

	$1,420	$17	$1,437

7. Contingencies

General

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our consolidated financial position or results of operations.

Actuate Japan

In April 2005, a minority shareholder of Actuate Japan notified us that it wishes to exercise its right to put its equity interest in Actuate Japan. This is expected to result in an exercise of approximately 280 shares, for which we will pay an estimated $400,000, representing the fair value of the shares. It is anticipated that the exercise will occur in the third quarter of this fiscal year.

Commitments & Contingencies

Our license agreements include an indemnification for the infringement of third party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties. As of June 30, 2005, letters of credit were issued on our behalf totaling $1.8 million to secure our lease obligations relating to our leased facilities. We do not have any other guarantees. Aggregate minimum contractual lease commitments under all operating leases are as follows (in thousands):

Fiscal Year	Future minimum lease payment	Contractual Future sublease income	Net future minimum lease payments
2005 (remainder of year)	$3,592	$(636)	$2,956
2006	6,886	(212)	6,674
2007	6,601	—	6,601
2008	4,060	—	4,060
2009	3,792	—	3,792
Thereafter	4,845	—	4,845

	$29,776	$(848)	$28,928

8. Unrealized Investment Loss

In December 2000 Actuate invested $500,000 and acquired approximately 749,000 shares of a private company’s class B preferred shares. This investment constituted a 2.6% equity interest in this company. The investment was made in order to enhance Actuate product offerings by integrating the company’s web reporting and data analysis (e. Analysis) technology into Actuate suite of products. During the second quarter of fiscal year 2005, we became aware of new circumstances which caused us to reevaluate the value of our investment in this company. Based on this evaluation, we determined that the investment had been other than temporarily impaired and, accordingly, reduced the book value of this investment from $500,000 to approximately $216,000. As result of this event, we incurred an unrealized investment loss of approximately $284,000 during the second quarter of fiscal year 2005. We will continue to monitor the value of this investment and, if necessary, adjust the value of our investment accordingly.

9. Subsequent Events

On August 4, 2005, a German court issued a judgment for approximately $245,000 against Actuate in an employment matter. This judgment was accrued in our financial statements for the quarter ended June 30, 2005.

In April 2005, pursuant to the stock repurchase program announced in September 2001, and extended from time to time by the Company’s Board of Directors, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This was further confirmed in July 2005 when the Board of Directors indicated that management should proceed with the repurchases consistent with its prior resolutions on this subject. The Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advanced by the Board. During the second quarter of 2005, the Company repurchased a total of 1.3 million shares of the Company’s common stock, totaling approximately $2.7 million. From the end of the second quarter of 2005 through August 5, 2005, the Company has repurchased a total of 515,564 shares in the open market under this stock repurchase plan.

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

Overview

We are a leading provider of an Enterprise Reporting Application Platform, a unified software platform that enables large organizations and packaged application software vendors to develop and deploy self-service, customer and employee-facing Enterprise Reporting Applications. Enterprise Reporting Applications are intuitive, Web portal-like reporting applications that empower 100% of users with decision-making information. Our Actuate 8 product line provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical Enterprise Reporting Applications. These applications retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy Enterprise Reporting Applications across a range of business functions, including financial management, sales management, account management, and customer self-service.

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

Our total revenues for the second quarter of fiscal 2005 were $25.8 million, a 7% decrease over the second fiscal quarter of 2004. This decrease was primarily the result of lower license and first year maintenance revenues. These decreases were offset by increases in maintenance renewal revenues of 28% or $2.2 million across all geographical regions. For the second quarter of fiscal 2005, net income was $3.5 million or $.06 per share, compared with a net income of $1.3 million or $.02 per share in the second quarter of fiscal year 2004. The increase in net income during the second quarter of fiscal year 2005 was primarily due to a decrease in our operating expenses of approximately 13% or $3.6 million. These decreases were primarily the result of our announced restructuring in the fourth quarter of fiscal year 2004 which resulted in a reduction of approximately 53 positions. These reductions were primarily concentrated in Sales and Marketing and Research and Development departments and affected both domestic and international operations. Our total headcount was 476 as of June 30, 2005, a 13% reduction from the same date last year. Our total headcount is expected to remain at the current levels in the near term future.

North American total revenues decreased from $22.3 million in the second quarter of fiscal 2004 to $20.5 million in the second quarter of fiscal 2005. Revenues from international regions also decreased from $5.5 million in the second quarter of fiscal 2004 to $5.3 million in the second quarter of fiscal 2005. During the second quarter of fiscal year 2005, we derived 21% of our total revenues from sales outside of North America versus 20% in the same period last year.

During fiscal year 2004 and the first half of fiscal year 2005, three trends emerged that had a significant impact on our results of operations. First, as an enterprise software vendor, we are impacted by the corporate spending environment for information technology (“IT”). We currently believe that corporate IT budgets will grow only modestly in 2005. Second, we continue to witness corporations consolidating their business intelligence software purchases into fewer suppliers. Corporations were reluctant to buy software from new vendors. This impacted our ability to acquire as many new customers as planned. If this trend continues it will continue to impact our business in 2005. Finally, several of our competitors recently released products that are marketed to be directly competitive with our Enterprise Reporting Application Platform. The existence of these competitive products required additional sales and marketing efforts to differentiate our products, which resulted in extended sales cycles. We believe that competition in the enterprise reporting market will be vigorous in 2005.

We remain focused on four strategic sales initiatives that were announced during fiscal year 2004 and continue to be pursued during the first half of fiscal year 2005. These initiatives are as follows:

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

Investing in the Business Intelligence Reporting Tool (“BIRT”) – We are continuing to make a significant investment in creating a new open source code reporting tool, known as BIRT. We hope that BIRT will eventually become widely adopted by Java developers and will create demand for our other commercially available products. The adoption of BIRT will allow developers the ease of adding reporting to JAVA applications, accessibility to enterprise data and presentation of information in useful formats. The BIRT project continues to be a long-term initiative for our Company. On June 6, 2005, Eclipse Business Intelligence and Reporting Tool project version 1.0 was made generally available on Eclipse.org, allowing Java developers to easily integrate business intelligence and reporting capability into enterprise Java applications and commercial products. During the second quarter of fiscal year 2005, Actuate BIRT received “Ready for IBM Rational Software” validation providing developers using IBM Rational Software Architect, IBM Rational Application Developer and IBM Rational Web Developer with an open source driven option for their Business Intelligence and reporting.

Selling to Global 9000 Corporations in the Financial Services Sector – We intend to continue focusing on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We have seen a gradual increase in the percentage of orders derived from the financial services companies. However, we have also seen a modest slow-down in growth in Global 9000 orders from 70% in the fourth quarter of fiscal year 2004 to 68% in the second quarter of this year.

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

During fiscal year 2004, we implemented new requirements under the Sarbanes-Oxley Act of 2002 and recently enacted rules of the SEC and Nasdaq. These efforts caused us to incur significant increased costs in the latter half of fiscal year 2004 and the first quarter of fiscal year 2005. In particular, the rules governing the standards that must be met for management to assess our internal controls over financial reporting under Section 404 are complex, and require significant resources to administer. This ongoing process of reviewing, documenting and testing our internal controls over financial reporting has resulted in, and will likely continue to result in, a significant strain on our management, information systems and resources. Furthermore, maintaining compliance with the Sarbanes-Oxley Act of 2002 and other new rules and regulations has required us to hire additional personnel and has and may continue to require us to use additional outside legal, accounting and advisory services.

Actuate was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate’s principal executive offices are located at 701 Gateway Boulevard, South San Francisco, California. Actuate’s telephone number is 650-837-2000. Actuate maintains a Web site at www.actuate.com.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
License fees	34%	44%	35%	44%
Services	66	56	65	56

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	2	3	3	4
Cost of services	22	24	23	24
Sales and marketing	34	38	34	39
Research and development	16	19	17	19
General and administrative	11	8	15	9
Amortization of other purchased intangibles	1	1	1	1
Restructuring charges	1	—	1	1

Total costs and expenses	87	93	94	97

Income from operations	13	7	6	3
Interest and other income, net	1	1	1	1

Income before income taxes	14	8	7	4
Provision for income taxes	—	(3)	(1)	(2)

Net income	14%	5%	6%	2%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, consulting and training. Total revenues decreased 7% from $27.8 million for the quarter ended June 30, 2004 to $25.8 million for the quarter ended June 30, 2005. Sales outside of North America were $5.3 million or 21% of total revenues for the second quarter of fiscal year 2005, compared to $5.5 million, or 20% of total revenues for the second quarter of fiscal year 2004. For the six months ended June 30, 2005, sales outside of North America were $11.5 million, or 23% of total revenues as compared to $11.6 million, or 22% of total revenues for the six months ended June 30, 2004. No single customer accounted for more than 10% of our revenues for any of the periods presented.

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,		Variance $’s	Variance %	June 30,		Variance $’s	Variance %
	2005	2004			2005	2004
Revenues
License fees	$8,805	$12,296	$(3,491)	(28)%	$17,753	$23,773	$(6,020)	(25)%
Services	16,965	15,553	1,412	9%	32,642	29,744	2,898	10%

Total Revenues	$25,770	$27,849	$(2,079)	(7)%	$50,395	$53,517	$(3,122)	(6)%

% of Revenue
License fees	34%	44%			35%	44%
Services	66%	56%			65%	56%

Total Revenues	100%	100%			100%	100%

License fees. Revenues from license fees decreased 28% from $12.3 million for the second quarter of fiscal year 2004 to $8.8 million for the second quarter of fiscal year 2005. For the six months ended June 30, 2005, license fee revenues were $17.8 million, a 25% decrease over license fee revenues of $23.8 million for the six months ended June 30, 2004. As a percentage of total revenues, license fee revenues decreased from 44% in the second quarter of fiscal year 2004 to 34% in the second quarter of fiscal year 2005. The decrease in license fee was primarily due to a weak corporate spending environment for enterprise reporting applications and a more competitive environment in our market niche. We have seen customers engage in vendor consolidation and our competitors have recently released competing products. These factors have had an adverse impact on the demand for our products in domestic and international markets. Furthermore, in the second quarter of fiscal year 2004, we recognized two transactions each over $1.0 million, whereas no transactions over $1.0 million were recorded in the second quarter of fiscal year 2005.

Services. Service revenues increased 9% from $15.6 million for the second quarter of fiscal year 2004 to $16.9 million for the second quarter of fiscal year 2005. For the six months ended June 30, 2005, services revenues were $32.6 million, a 10% increase over services revenues of $29.8 million for the six months ended June 30, 2004. As a percentage of total revenues, service revenues increased from 56% in the second quarter of fiscal year 2004 to 66% in the second quarter of fiscal year 2005. For the six months ended June 30, 2005, services revenues as a percentage of total revenues were 65%, which was 9% higher compared to the six months ended June 30, 2004. The increases in service revenues from fiscal year 2004 to fiscal year 2005 were primarily seen in revenue derived from maintenance renewals due to an increase in the worldwide installed base of customers receiving ongoing maintenance and support.

Operating Expenses

Cost of license fees

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,		Variance $’s	Variance %	June 30,		Variance $’s	Variance %
	2005	2004			2005	2004
Cost of license fees	$578	$831	$(253)	(30)%	$1,315	$1,931	$(616)	(32)%
% of License Revenue	7%	7%			7%	8%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. Cost of license fees decreased from $831,000, or 7% of revenues from license fees, for the second quarter of fiscal year 2004 to $578,000, or 7% of revenues from license fees, for the second quarter of fiscal year 2005. Cost of license fees decreased from $1.9 million, or 8% of revenues from license fees, for the six months ended June 30, 2004 to $1.3 million or 7% of revenues from license fees, for the six months ended June 30, 2005. The decrease in costs of license fees for the first six months of fiscal year 2005 was primarily due to reduced third party royalties of approximately $356,000 resulting from lower sales of our analytics product and a decrease of approximately $260,000 in packaging, printing, warehousing and localization costs. We expect our cost of license fees as a percentage of revenues from license fees to decrease to between 5% and 7% of revenues from license fees for the remainder of fiscal year 2005 primarily due to lower future amortization of purchased technology.

Cost of services

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,		Variance $’s	Variance %	June 30,		Variance $’s	Variance %
	2005	2004			2005	2004
Cost of services	$5,735	$6,580	$(845)	(13)%	$11,569	$12,669	$(1,100)	(9)%

% of Services Revenue	34%	42%			35%	43%

Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of services decreased from $6.6 million, or 42% of service revenues, for the second quarter of fiscal year 2004 to $5.7 million, or 34% of service revenues, for the second quarter of fiscal year 2005. Cost of services decreased from $12.7 million, or 43% of service revenues, for the six months ended June 30, 2004 to $11.6 million, or 35% of service revenues, for the six months ended June 30, 2005. The decrease was primarily due to reduced employee compensation and travel costs of $630,000, mainly as a result of a 12% reduction in headcount, reduced certified training and external contracting fees of approximately $330,000, and facility related costs of $130,000. We expect our cost of services, as a percentage of services revenues, will be in approximately the same range for the remainder of fiscal year 2005.

Sales and marketing

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,		Variance $’s	Variance %	June 30,		Variance $’s	Variance %
	2005	2004			2005	2004
Sales and marketing	$8,735	$10,706	$(1,971)	(18)%	$17,153	$21,000	$(3,847)	(18)%

% of Revenue	34%	38%			34%	39%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses decreased from $10.7 million or 38% of total revenues for the second quarter of fiscal year 2004 to $8.7 million or 34% of total revenues for the second quarter of fiscal year 2005. Sales and marketing expenses decreased from $21.0 million or 39% of total revenues, for the six months ended June 30, 2004 to $17.2 million, or 34% of total revenues, for the six months ended June 30, 2005. The decreases in sales and marketing expenses in both absolute dollars and as a percentage of total revenues for the six months ended June 30, 2005, were primarily due to reductions in salaries, commissions and related compensation expenses of approximately $3.2 million. This decrease was primarily the result of our fourth quarter of fiscal year 2004 restructuring, which reduced our Sales and Marketing headcount by approximately 18% from 188 positions at June 30, 2004 to 154 positions at

June 30, 2005. Other significant cost reductions include marketing and promotional expenses of $520,000, and facility and related expenses of approximately $230,000. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 30% to 35% of total revenues for the remainder of fiscal year 2005.

Research and development

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,		Variance $’s	Variance %	June 30,		Variance $’s	Variance %
	2005	2004			2005	2004
Research and development	$4,131	$5,224	$(1,093)	(21)%	$8,359	$10,415	$(2,056)	(20)%

% of Revenue	16%	19%			17%	19%

Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses decreased from $5.2 million or 19% of total revenues for the second quarter of fiscal year 2004 to $4.1 million or 16% of total revenues for the second quarter of fiscal year 2005. Research and development expenses decreased from $10.4 million, or 19% of total revenues, for the six months ended June 30, 2004 to $8.4 million, or 17% of total revenues, for the six months ended June 30, 2005. The decreases in research and development expenses for the six months ended June 30, 2005 were primarily due to a 17% headcount reduction from 143 at June 30, 2004 to 119 employees at June 30, 2005 resulting in reduced compensation and related expenses of approximately $1.2 million, facility and equipment related costs of approximately $600,000, and professional consulting and related expenses totaling approximately $140,000. Most of the cost reductions were due to the closure of our facility in Seattle, Washington which occurred during the fourth quarter of fiscal year 2004. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 17% to 20% of total revenues for the remainder of fiscal year 2005.

General and administrative

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,		Variance $’s	Variance %	June 30,		Variance $’s	Variance %
	2005	2004			2005	2004
General and administrative	$2,802	$2,373	$429	18%	$7,311	$5,046	$2,265	45%

% of Revenue	11%	8%			15%	9%

General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal, bad debts and accounting expenses. General and administrative expenses increased from $2.4 million or 8% of total revenues for the second quarter of fiscal year 2004 to $2.8 million or 11% of total revenues for the second quarter of fiscal year 2005. General and administrative expenses increased from $5.0 million, or 9% of total revenues, for the six months ended June 30, 2004 to $7.3 million, or 15% of total revenues, for the six months ended June 30, 2005. The increases in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the six months ended June 30, 2005, were primarily due to increased professional consulting fees of approximately $1.5 million related to the Company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and an increase in the bad debt expense of $340,000. In addition, during the same period last year, we benefited from a favorable sales tax audit settlement which decreased our second quarter of fiscal year 2004 sales tax expense. As a result of this settlement, sales tax expense for the first half of fiscal year 2004 is lower by approximately $365,000 compared to the first half of fiscal year 2005. We expect our general and administrative expenses to increase in absolute dollars for the remainder of fiscal year 2005 and the first quarter of fiscal year 2006. This is due to costs associated with maintaining compliance under the Sarbanes-Oxley Act, which are expected to increase during this period due to seasonal patterns.

Amortization of other intangibles

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,		Variance $’s	Variance %	June 30,		Variance $’s	Variance %
	2005	2004			2005	2004
Amortization of other intangibles	$194	$276	$(82)	(30)%	$470	$558	$(88)	(16)%

% of Revenue	1%	1%			1%	1%

For the three months ended June 30, 2005, we recorded a charge of $194,000 for the amortization of other intangibles, or 1% of total revenues, as compared to $276,000 or 1% of total revenues for the same period of fiscal quarter 2004. Amortization of other purchased intangibles for the six months ended June 30, 2005 was $470,000, or 1% of total revenues, as compared to $558,000, or 1% of total revenues, for the six months ended June 30, 2004. The decreases in amortization of other purchased intangibles in both absolute dollars and as a percentage of total revenues for the six months ended June 30, 2005, were primarily due to the full amortization during the second quarter of fiscal 2005 of certain intangibles relating to prior acquisitions resulting in a decrease of approximately $89,000. In addition, during the second quarter of fiscal year 2005, we offset approximately $527,000 of accrued liabilities from our purchase of Nimble Technology against purchased technologies as the contingencies that gave rise to the original accrued liability amounts were settled for an amount lower than originally estimated. Further, as there was no goodwill associated with the Nimble acquisition, the reduction of accrued liabilities resulted in a decrease to unamortized purchased technologies during the second quarter of fiscal year 2005.

The following table presents the estimated future amortization of intangible assets (in thousands).

Fiscal Year	Purchased Technology	Other Intangibles	Total

2005-(remainder of the year)	$230	$17	$247
2006	461	—	461
2007	461	—	461
2008	268	—	268

	$1,420	$17	$1,437

Restructuring charges

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,		Variance $’s	Variance %	June 30,		Variance $’s	Variance %
	2005	2004			2005	2004
Restructuring charges	$178	$—	$178	100%	$747	$586	$161	27%

% of Revenue.	1%	—			1%	1%

During fiscal year 2004, the Company underwent two restructurings. The first occurred in the first quarter of fiscal year 2004 when we initiated a restructuring of our French operation. We undertook this restructuring in order to size the operation to meet the expected demand for our products and services in France and to shift our sales strategy in France from one based primarily on direct sales to a strategy more focused on indirect sales channels. This restructuring consisted primarily of a workforce reduction and associated legal expenses, which resulted in a headcount reduction of five people and associated severance, benefit and related legal costs of $586,000 during the first quarter of 2004.

In early October 2004, we implemented an additional restructuring. This company-wide restructuring was undertaken to align our cost structure with future revenue expectations. The costs associated with this restructuring totaled $1.4 million in the fourth quarter of 2004 and were primarily comprised of severance and related costs. During the first quarter of fiscal year 2005, we incurred an additional expenditure of approximately $569,000 related to this restructuring. These additional charges are primarily related to idle facility costs of our French facility. According to Financial Accounting Standards statement No. 146 (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities”, in order to record the costs related to an idle facility, we must first cease use of the facility. We ceased use of our French facility in the first quarter of fiscal year 2005. In the second quarter of fiscal year 2005, we finalized the restructuring of our French operations totaling approximately $178,000. These costs were directly related to our restructuring plan which we had initiated in the fourth quarter of fiscal year 2004 and primarily consist of charges related to employee matters and estimated settlement costs stemming from employee litigation, partially offset by an early termination of the facility lease.

Interest and Other Income, Net

	Three Months Ended (In thousands)				Six Months Ended (In Thousands)
	June 30,		Variance $’s	Variance %	June 30,		Variance $’s	Variance %
	2005	2004			2005	2004
Interest and other	$149	$214	$(65)	(30)%	$533	$384	$149	39%

% of Revenue	1%	1%			1%	1%

Interest and other income, net, is comprised primarily of interest income earned by the Company on cash and short-term investments. Interest and other income, net, for the six months ended June 30, 2005 was $533,000 as compared with $384,000 for the six months ended June 30, 2004. The increase was primarily due to improved returns on our cash and investments totaling $295,000, currency exchange gain of approximately $380,000, due to the strengthening of the U.S. dollar in fiscal year 2005, offset by an unrealized investment loss of $284,000 and net decreases in other income totaling $242,000. The decrease in other income was primarily due to a one time grant received by our European subsidiary during the prior year totaling approximately $140,000.

Provision for Income Taxes

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,		Variance $’s	Variance %	June 30,		Variance $’s	Variance %
	2005	2004			2005	2004
Provision for income taxes	$89	$778	$(689)	(88)%	$282	$778	$(496)	(64)%

% of Revenue	—	3%			1%	2%

We recorded an income tax provision of $89,000 in the three months ended June 30, 2005 resulting in an effective tax rate of 2.4%, as compared to an income tax provision of $778,000 in the three months ended June 30, 2004. For the six months ended June 30, 2005, we recorded an income tax provision of $282,000, as compared to an income tax provision of $778,000 for the same period of fiscal year 2004. The decrease in the income tax provision and the effective tax rate in 2005 as compared to 2004 is primarily due to the mix of estimated foreign versus domestic income.

Liquidity and Capital Resources

As of June 30, 2005, we had cash, cash equivalents and short-term investments of $49.3 million, an increase of approximately $2.0 million from $47.3 million at December 31, 2004. We also had $32.5 million in net working capital as of June 30, 2005, representing an increase of approximately $3.0 million from $29.5 million at December 31, 2004.

Cash from operating activities. Net cash provided from operating activities was $5.1 million during the six months ended June 30, 2005, compared to $6.0 million during the six months ended June 30, 2004, a decrease of approximately $950,000. Cash provided by operations is directly related to the generation of revenues and subsequent collection of invoices. For the six-month period ended June 30, 2005, net cash provided by operating activities was generated by net income adjusted by non-cash items of depreciation and amortization, and increased collections of accounts receivable, that were offset by decreases in restructuring liabilities, accounts payable, accrued compensation and deferred revenue. For the six-month period ended June 30, 2004, net cash provided by operating activities was generated by net income adjusted by non-cash items of depreciation and amortization, increased collections of accounts receivable, and increases in accounts payable and income tax liabilities that were offset by decreases in accrued compensation and restructuring liabilities.

Cash from investing activities. Net cash used in investing activities was $1.3 million during the six months ended June 30, 2005, compared to net cash provided by investing activities of $9.1 million during the six months ended June 30, 2004, a net decrease of $10.4 million. For the six months ended June 30, 2005, net cash used in investing activities was primarily due to the purchases of short-term investments that were offset by proceeds received from the maturity of short-term investments and net changes in other assets and purchases of property and equipment. For the six months ended June 30, 2004, net cash used in investing activities was primarily due to purchases of short-term investments, and purchases of property and equipment, that were offset by the proceeds received from the maturity of short-term investments.

Cash from financing activities. Net cash used in financing activities was $3.1 million during the six months ended June 30, 2005, compared to $155,000 provided during the six months ended June 30, 2004. For the six months ended June 30, 2005, net cash used in financing activities was from the proceeds derived from issuance of common stock under our employee stock purchase plan and stock option plans, offset by the repurchase of 1,839,000 shares of our common stock totaling approximately $4.2 million. During the second quarter of fiscal year 2005, we repurchased 1,273,000 shares of our common stock totaling approximately $2.7 million. For the six months ended June 30, 2004, net cash provided by financing activities was from the proceeds derived from issuance of common stock under the stock option plans totaling approximately $1.3 million, offset by the repurchases of our common stock totaling approximately $1.2 million.

In April 2005, a minority shareholder of Actuate Japan notified us that it wishes to exercise its right to put its equity interest in Actuate Japan to the Company. This is expected to result in an exercise of approximately 280 shares, for which we will pay an estimated $400,000, representing the fair value of the shares. It is anticipated that the minority shareholder will exercise the put right in the third quarter of this fiscal year.

Pursuant to the stock repurchase program announced in September 2001 and extended from time to time by the Company’s board of directors, in April 2005, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. On a quarterly basis, the Company is authorized to repurchase common stock in the amount of the previous quarter’s cash flow from operations. During the second quarter of 2005, the Company repurchased a total of 1.3 million shares of the Company’s common stock, totaling approximately $2.7 million. From the end of the second quarter of 2005 through August 5, 2005, we have repurchased a total of 515,564 shares under this stock repurchase plan.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 23%, 22% and 16% in the first six months of fiscal years 2005, 2004 and 2003, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through our direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 35% of total license revenues for the first six months of fiscal year 2005, and 30% and 33% for fiscal years 2004 and 2003, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be harmed.

Although the Company is currently investing, and plans to continue to invest, significant resources to expand and develop relationships with OEMs, it has at times experienced and continues to experience difficulty in establishing and maintaining these relationships. If the Company is unable to successfully expand this distribution channel and secure license agreements with additional OEMs on commercially reasonable terms, including significant up-front payments of minimum license fees, and extend existing license agreements with existing OEMs on commercially reasonable terms, the Company’s operating results would be harmed. Any inability by the Company to maintain existing or establish new relationships with indirect channel partners, including systems integrators and resellers, or, if such efforts are successful, a failure of the Company’s revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm the Company’s business, operating results and financial condition.

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

BECAUSE THE SALES CYCLES OF THE COMPANY’S PRODUCTS ARE LENGTHY AND VARIABLE, ITS QUARTERLY RESULTS MAY FLUCTUATE.

The purchase of the Company’s products by its end-user customers for deployment within the customer’s organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond the Company’s control. These delays can arise from a customer’s internal procedures to approve large capital expenditures, budgetary constraints, the testing and acceptance of new technologies that affect key operations and general economic and political events. The sales cycle for initial orders and larger follow-on orders for the Company’s products can be lengthy and variable. Additionally, sales cycles for sales of the Company’s products to OEMs tend to be longer, ranging from 6 to 24 months or more and may involve convincing the vendor’s entire organization that the Company’s products are the appropriate software for the vendor’s application. This time period does not include the sales and implementation cycles of such vendor’s own products, which can be longer than the Company’s sales and implementation cycles. Certain of the Company’s customers have in the past, or may in the future, experience difficulty completing the initial implementation of Actuate’s products. Any difficulties or delays in the initial implementation by the Company’s end-user customers or indirect channel partners could cause such customers to reject the Company’s software or lead to the delay or non-receipt of future orders for the large-scale deployment of its products, in which case the Company’s business, operating results and financial condition would be harmed.

ADVANCES IN HARDWARE TECHNOLOGY MAY CAUSE OUR SOFTWARE REVENUE TO DECLINE.

In the past, the Company has licensed software for a certain number of “processors” or “CPUs” to many of its customers. Advances in hardware technology, including, but not limited to, greater CPU clock speeds, multiple-core processors and virtualization, have afforded software performance gains to some customers, causing them to defer additional software purchases from the Company. The occurrence of any of these events, and other future advances, could seriously harm the Company’s business, operating results and financial condition. Furthermore, in many cases, use of the software on such advanced hardware without payment of a transfer fee is prohibited by the terms of applicable license agreements or Company policies. The Company intends to require compliance with such terms and as a result of its enforcement efforts, customers may defer or cease purchasing additional software or maintenance and support. The occurrence of any of these events could seriously harm the Company’s business, operating results and financial condition.

IF THE COMPANY IS UNABLE TO FAVORABLY ASSESS THE EFFECTIVENESS OF ITS INTERNAL CONTROL OVER FINANCIAL REPORTING, IN FUTURE PERIODS, OR IF THE COMPANY’S INDEPENDENT AUDITORS ARE UNABLE TO PROVIDE AN UNQUALIFIED ATTESTATION REPORT ON SUCH ASSESSMENT, THE COMPANY’S STOCK PRICE COULD BE ADVERSELY AFFECTED.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting are ongoing. The Company has identified one material weakness, which was disclosed in Section 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005, as amended by Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2005. The Company cannot predict the outcome of its testing in future periods. If in future periods the Company concludes that its internal control over financial reporting is not effective, it may be required to change its internal control over financial reporting to remediate deficiencies, and investors may lose confidence in the reliability of its financial statements, causing the Company’s stock price to decline.

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

Any failure to satisfy the new rules could make it more difficult for the Company to obtain certain types of insurance, including director and officer liability insurance, and it may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Alternatively, the Company may determine that it should reduce its director and officer liability insurance policy limits. The impact of any of these events could also make it more difficult for the Company to attract and retain qualified persons to serve on its board of directors, or as executive officers.

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

The Company has developed a Business Intelligence Reporting Tools (“BIRT”) open source code project as part of the Eclipse open source code foundation. The Company hopes that BIRT and a commercialized version of BIRT will be widely adopted by Java developers and will result in such developers recommending to their companies that they license the Company’s commercially available products. If BIRT does not achieve market acceptance and result in promoting sales of commercially available products, the Company’s business, operating results and financial condition may be harmed.

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

CHANGES IN, OR INTERPRETATIONS OF, ACCOUNTING RULES AND REGULATIONS COULD RESULT IN UNFAVORABLE ACCOUNTING CHARGES.

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the “SEC”) and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on the Company’s reported results and may even retroactively affect previously reported transactions. The Company’s accounting policies that recently has been or may be affected by changes in the accounting rules are as follows:

•	software revenue recognition;

•	accounting for income taxes;

•	accounting for business combinations and related goodwill; and

•	accounting for stock issued to employees.

THE COMPANY’S EARNINGS MAY BE ADVERSELY AFFECTED DUE TO RECENT CHANGES IN THE ACCOUNTING RULES GOVERNING THE RECOGNITION OF STOCK-BASED COMPENSATION EXPENSE.

The Company currently accounts for the issuance of stock options using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which the Company generally does not record compensation expense related to employee stock options in its financial statements. However, in accordance with SFAS 123 and SFAS 148, the Company provides additional disclosures of its operating results in the notes to its financial statements as if it had applied the fair value method of accounting. Had the Company accounted for its stock-based compensation expense for employees in its results of operations under the fair value method of accounting prescribed by SFAS 123, the compensation charges would have been significantly higher than the intrinsic value method used by the Company, resulting in a reduction of net income of approximately $1.4 million and $2.3 million in the second quarter of fiscal years 2005 and 2004, respectively, and $2.9 and $4.7 million in the first six months of fiscal years 2005 and 2004 respectively.

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

Foreign Currency Exchange Risk. During the first six months of fiscal years 2005 and 2004 we derived 23% and 22% of our total revenues from sales outside of North America, respectively. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. However, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country and may result in a reduction in sales and profitability in that country. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. Our gains due to foreign exchange rate fluctuations were approximately $130,000 for the first six months of fiscal 2005 compared to losses of approximately $250,000 during the same period last year.

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

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, trade accounts receivable. We have policies that limit investments in investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support client receivables. Our credit risk is also mitigated because our customer base is diversified by geography and no single customer has accounted for more than 10% of our consolidated revenue on an annual basis. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. As of June 30, 2005 (the Evaluation Date), Actuate carried out an evaluation under the supervision and with the participation of Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Actuate’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Actuate files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)	Changes In internal Controls. There were no changes in Actuate’s internal control over financial reporting during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, Actuate’s internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended June 30, 2005.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
April 1, 2005 through April 30, 2005	—		—	—
Month #2
May 1, 2005 through May 31, 2005	1,273,014	$2.14	1,273,014	—
Month #3
June 1, 2005 through June 30, 2005	—		—	—

Total	1,273,014	$2.14	1,273,014	—

(1)	In April 2005, pursuant to the stock repurchase program announced in September 2001, and extended from time to time by the Company’s Board of Directors, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This was further confirmed in July 2005 when the Board of Directors indicated that management should proceed with the repurchases consistent with its prior resolutions on this subject. The Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advanced by the Board.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 25, 2005, our stockholders approved the following items:

1.	The election of the following individuals as directors of the Company.

	For	Authority Withheld
Nicolas C. Nierenberg	54,642,476	4,429,467
Peter I. Cittadini	54,606,804	4,465,139
George B. Beitzel	47,052,545	12,019,398
Kenneth E. Marshall	47,060,245	12,011,698
Arthur C. Patterson	47,206,678	11,865,265
Steven D. Whiteman	47,251,530	11,820,413

2.	The ratification of the appointment of KPMG, LLP, Registered Independent Public Accountants, as the Company’s auditors for the fiscal year ending December 31, 2005.

For	56,093,394
Against	2,887,641
Abstain	90,908

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation
(Registrant)

Dated: August 9, 2005	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Chief Financial Officer, Senior Vice President of Finance (Principal Financial and Accounting Officer)