Form 10-Q
period 2005-09-30
ACTUATE CORP
filed 2005-11-09
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of September 30, 2005
Common Stock, par value $.001 per share	60,292,172

Actuate Corporation

Part I. Financial Information

Item 1. Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$12,266	$7,341
Short-term investments	38,540	39,932
Accounts receivable, net of allowance of $1,319 and $1,489 at September 30, 2005 and December 31, 2004, respectively	20,566	24,776
Other current assets	2,993	2,498

Total current assets	74,365	74,547
Property and equipment, net	4,756	6,158
Goodwill	20,766	20,766
Other purchased intangibles, net	1,305	3,117
Other assets	696	867

	$101,888	$105,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,733	$2,414
Current portion of restructuring liabilities	3,133	3,669
Accrued compensation	4,000	5,244
Other accrued liabilities	2,972	4,996
Income taxes payable	328	539
Deferred revenue	26,352	27,323

Total current liabilities	38,518	44,185

Long-term liabilities:
Deferred rent	230	320
Long-term deferred revenue	1,133	1,440
Restructuring liabilities, less current portion	10,834	12,565

Total long-term liabilities	12,197	14,325

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 67,358,320 and 66,235,200 shares, respectively; outstanding 60,292,172 and 61,871,783 shares , respectively	60	62
Additional paid-in capital	108,013	104,829
Treasury stock, at cost; 7,066,148 and 4,363,417 shares, respectively	(17,818)	(11,616)
Accumulated other comprehensive loss	(603)	(389)
Accumulated deficit	(38,479)	(45,941)

Stockholders’ equity	51,173	46,945

	$101,888	$105,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
License fees	$8,894	$8,017	$26,647	$31,790
Services	17,951	15,757	50,593	45,502

Total revenues	26,845	23,774	77,240	77,292

Costs and expenses:
Cost of license fees	489	619	1,804	2,549
Cost of services	5,702	6,019	17,271	18,689
Sales and marketing	9,411	10,085	26,564	31,085
Research and development	4,011	5,132	12,370	15,546
General and administrative	2,622	3,019	9,933	8,066
Amortization of other purchased intangibles	17	276	487	834
Restructuring charges	4	—	751	586

Total costs and expenses	22,256	25,150	69,180	77,355

Income (loss) from operations	4,589	(1,376)	8,060	(63)
Interest and other income (expense), net	376	(89)	909	295

Income (loss) before income taxes	4,965	(1,465)	8,969	232
Provision (benefit) for income taxes	1,225	(617)	1,507	162

Net income (loss)	$3,740	$(848)	$7,462	$70

Basic net income (loss) per share	$0.06	$(0.01)	$0.12	$—

Shares used in basic per share calculation	60,513	61,671	61,351	61,506

Diluted net income (loss) per share	$0.06	$(0.01)	$0.12	$—

Shares used in diluted per share calculation	62,313	61,671	63,366	65,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$7,462	$70
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other purchased intangibles	1,286	1,983
Depreciation	1,538	1,730
Tax benefit from exercise of stock options	1,513	—
Unrealized investment loss	301	—
Changes in operating assets and liabilities:
Accounts receivable	4,210	2,796
Other current assets	(495)	286
Accounts payable	(153)	(127)
Accrued compensation	(1,244)	(702)
Other accrued liabilities	(2,024)	(55)
Income taxes payable	(211)	(44)
Deferred rent liabilities	(90)	—
Restructuring liabilities	(2,267)	(1,424)
Deferred revenue	(1,278)	1,154

Net cash provided by operating activities	8,548	5,667

Investing activities
Purchases of property and equipment	(136)	(2,891)
Proceeds from maturity of short-term investments	60,099	40,553
Purchases of short-term investments	(58,764)	(27,058)
Change in other assets	(130)	380

Net cash provided by investing activities	1,069	10,984

Financing activities
Proceeds from issuance of common stock	1,667	2,007
Stock repurchases	(6,202)	(2,689)

Net cash used in financing activities	(4,535)	(682)

Net increase in cash and cash equivalents	5,082	15,969
Effect of exchange rates on cash and cash equivalents	(157)	184
Cash and cash equivalents at the beginning of the period	7,341	8,950

Cash and cash equivalents at the end of the period	$12,266	$25,103

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

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005 and as amended in our Form 10-K/A which was filed on May 2, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the nine months ended September 30, 2005 are not necessarily indicative of operating results for any other future interim period or the full fiscal year.

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

We recognize revenues in accordance with AICPA Statement of Position (SOP) 97-2 (SOP 97-2), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For sales to end-user customers, we recognize license revenues when a license agreement has been signed by both parties or a definitive purchase order has been received from the customer, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. We have not established vendor specific objective evidence of fair value for license fees. Therefore, we recognize revenues from arrangements with multiple elements involving software licenses under the residual method. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, such as extended payments due beyond the Company’s normal practice, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

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

We also enter into OEM arrangements that provide for license fees based on the bundling or embedding of our products with the OEMs’ products. These arrangements generally provide for fixed, irrevocable royalty payments. We recognize license fee revenues from U.S. OEM arrangements when a license agreement has been signed by both parties, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. For sales through international OEMs, we defer revenue until we receive a royalty report or other evidence of sell-through from such OEM assuming all other revenue recognition criteria have been met. As discussed above, there may be a timing difference between the period in which our OEM completes the sale to its end-user, and the period in which we recognize the revenue.

Credit-worthiness and collectibility for end-users are assessed based on payment history and current credit profile. When a customer is not deemed credit-worthy, revenues are deferred and recognized upon cash receipt.

We recognize maintenance revenues, which consist of fees for ongoing support and unspecified product updates, ratably over the term of the contract, which is typically one year. Consulting revenues are primarily related to implementation and configuration and are typically charged on a time and materials basis. Training revenues are generated from classes offered at our headquarters and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software and when all other revenue recognition criteria are met, provided services do not include significant customization or modification of the product and are not otherwise essential to the functionality of the software.

Stock-Based Compensation

We have not adopted the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” and continue to account for employee stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Accordingly, no compensation expense is recognized for stock options issued to employees since the strike price equals the market price on the date of grant for all options issued. Stock option grants to non-employees are accounted for using the fair value method under SFAS 123.

The fair value of the options granted under our Stock Option Plans and stock issued under our Employee Stock Purchase Plan in all periods was estimated using the Black-Scholes method, with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate under option plan	4.13%	2.75%	3.46%	2.75%
Risk-free interest rate under purchase plan	3.87%	3.03%	3.41%	3.03%
Expected volatility under option plan	78.7%	106.94%	96.16%	106.94%
Expected volatility under purchase plan	45.19%	97.38%	45.83%	97.38%
Expected life of grants under the Stock Option Plans	3 years	3 years	3 years	3 years
Expected life of grants under the Purchase Plan	0.5 year	0.5 year	0.5 year	0.5 year

The weighted average fair value of options outstanding as of September 30, 2005 and 2004 were $1.82 and $2.42 per share, respectively.

The following table presents the calculation of pro forma basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) - as reported	$3,740	$(848)	$7,462	$70
Less: Stock-based employee compensation expense determined under the fair value method for all awards (net of tax)	(1,476)	(2,393)	(4,368)	(7,959)

Net income (loss) pro forma	$2,264	$(3,241)	$3,094	$(7,889)

Net income (loss) per share – as reported:
Basic	$0.06	$(0.01)	$0.12	$0.00

Diluted	$0.06	$(0.01)	$0.12	$0.00

Net income (loss) per share – pro forma:
Basic	$0.04	$(0.05)	$0.05	$(0.13)

Diluted	$0.04	$(0.05)	$0.05	$(0.13)

The pro forma amounts disclosed above may not be representative of the effects on pro forma results in future years as options vest over several years, additional awards may be granted and awards may be cancelled in subsequent years.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R), which, under the current timetable for effectiveness, Actuate will be required to follow beginning in its first quarter of fiscal 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to the Company’s employee stock options and employee stock purchase plans. As noted above, currently the Company generally does not recognize any compensation expense related to stock option grants the Company issues under its stock option plans or related to the discounts the Company provides under its employee stock purchase plans. Under the new rules, the Company will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. However, we have not yet determined the method of adoption or the effect of adopting SFAS 123R and have not determined whether the adoption will result in amounts that are different than the current pro forma disclosures under SFAS 123. The table above provides the pro forma net income (loss) and earnings (loss) per share as if the Company had used a fair-value-based method similar to one of the methods permitted under SFAS 123R to measure the compensation expense for employee stock awards during the three and nine-month periods ended September 30, 2005 and 2004.

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options using the treasury stock method.

The table below reconciles the weighted average common shares used to calculate basic net income (loss) per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted-average common shares outstanding	60,513	61,671	61,351	61,506
Weighted-average dilutive stock options outstanding under the treasury stock method	1,800	—	2,015	3,938

Weighted-average common shares used in computing diluted net income per share	62,313	61,671	63,366	65,444

Under the treasury stock method, stock options with exercise prices exceeding the average share price of our common stock during the applicable period are excluded from the diluted earnings per share computation. The number of shares excluded from the calculation of diluted net income per share was 11,310,843 and 11,390,971 in the three and nine months ended September 30, 2005, respectively. The weighted-average number of shares excluded from the calculation of diluted net income (loss) per share was 20,224,737 and 8,006,743 in the three and nine months ended September 30, 2004, respectively. These anti-dilutive options could be dilutive in future periods.

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and other unrealized gains (losses) on short-term investments that are excluded from net income (loss) and are reflected as changes in equity. A summary of comprehensive income is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$3,740	$(848)	$7,462	$70
Foreign currency translation adjustment, net of tax effect	(77)	59	(98)	114
Unrealized gain (loss) on available-for-sale-securities, net of tax effect	(31)	11	(35)	(38)

Comprehensive income (loss)	$3,632	$(778)	$7,329	$146

The net tax effect on foreign currency translation and unrealized gain (loss) on short-term investments is $66,000 and $81,000 for the three and nine months ended September 30, 2005, respectively. The net tax effect on foreign currency translation and unrealized gain (loss) on short-term investments is $44,000 and $45,000 for the three and nine months ended September 30, 2004, respectively.

Reclassifications

We have reclassified a portion of our deferred revenue and deferred rent as of December 31, 2004 to long-term liabilities to conform with the current period presentation. The reclassifications had no impact on the results of operations or stockholders’ equity for the periods presented.

Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (EITF) issued No. 05-06 – “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, significantly after the inception of the lease, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively effective beginning on January 1, 2006. We do not expect the adoption of EITF 05-6 will have material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”—An Amendment of APB Opinion No. 28. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable to do so. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 154, the Company does not currently believe adoption will have a material impact on its results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation”, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis, or MD&A, subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R), which is likely to have a material impact on our consolidated financial position, results of operations and cash flows.

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

The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The facility had been idle since the leasing term began in May 2001 and we formally made a decision to exit this facility during the third quarter of fiscal year 2002. As of September 30, 2005, $10.8 million of lease exit costs, net of anticipated sublease income of $8.6 million, remain accrued and will be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made. We reviewed our assumptions underlying the idle facilities reserve during the third quarter of fiscal year 2005. This review was triggered by the extension of our sublease with the existing tenant that was signed in September of 2005. Some of the assumptions that were previously asserted changed and, accordingly, we revised and lowered the estimated exit costs by approximately $304,000. Actual future cash requirements may differ materially from the remaining accrual at September 30, 2005, particularly if the actual sublease income is significantly different from current estimates or if we are unsuccessful in our efforts to sublease the facility for the entire term of the lease (through fiscal year 2011).

In the first quarter of 2004 we recognized $586,000 in severance, benefit and related legal costs when we initiated a restructuring of our French operations to size the operation to meet the expected business and economic environment for our products in France. This restructuring resulted in a workforce reduction of five total personnel.

In the fourth quarter of 2004, we implemented a second restructuring program. This was to further align our cost structure with future revenue expectations. Under this restructuring program, we recognized restructuring expenses of approximately $569,000, $178,000 and $308,000 in the first, second and third quarters of fiscal year 2005, respectively. These costs were entirely related to the restructuring of our French operation and primarily consisted of charges related to employee matters and estimated settlement costs stemming from employee litigation. These costs were partially offset by reductions in the France lease loss accrual due to an early termination of the facility lease.

The following table summarizes the restructuring accrual activity during the nine months ended September 30, 2005 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2004	$1,269	$14,965	$16,234
Restructuring charge in Q1	147	422	569
Restructuring charge in Q2	283	(105)	178
Restructuring charge in Q3	308	(304)	4
Cash payments, net of rents collected on sublease	(1,262)	(1,593)	(2,855)
Changes in estimate (Q1 to Q3)	(104)	(59)	(163)

	641	13,326	13,967
Less: current portion	(641)	(2,492)	(3,133)

Long-term portion at September 30, 2005	$—	$10,834	$10,834

3. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The tax provision (benefit) for the three months and nine months ended September 30, 2004 and September 30, 2005 consists of federal, state and foreign income taxes and was computed based on the annual effective tax rates applicable to such operations.

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

4. Geographic Information

Our primary operations are located in the United States. Revenues from international sources related to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
North America	$20,815	$18,137	$59,736	$60,000
Europe	4,561	4,475	13,858	13,224
Asia Pacific and others	1,469	1,162	3,646	4,068

	$26,845	$23,774	$77,240	$77,292

As of September 30, 2005, we operated solely in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. There were no customers that accounted for more than 10% of total revenues in the three or nine months ended September 30, 2005 or 2004.

5. Other Purchased Intangible Assets

Other purchased intangible assets consist of the following (in thousands):

	September 30, 2005				December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Adjustment to Purchase Price Allocation	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$10,600	$(10,600)	$—	$—	$10,600	$(10,396)	$204
Workforce	408	(408)	—	—	408	(289)	119
Purchased technologies	6,767	(4,935)	(527)	1,305	6,767	(4,136)	2,631
Non-compete agreements	1,030	(1,030)	—	—	1,030	(938)	92
Trademark	700	(700)	—	—	700	(629)	71

	$19,505	$(17,673)	$(527)	$1,305	$19,505	$(16,388)	$3,117

For the third quarter of fiscal 2005 and 2004, amortization expense associated with the amortization of purchased technologies was approximately $115,000 and $383,000, respectively. For the nine months ended September 30, 2005 and 2004, amortization expense associated with the amortization of purchased technologies was approximately $799,000 and $1.1 million, respectively. The amortization of these costs is classified as cost of license fees in the condensed consolidated statements of operations. Amortization of all other intangibles (excluding purchased technologies) is classified as amortization of other purchased intangibles on the condensed consolidated statements of operations. During the second quarter of fiscal year 2005, we offset approximately $527,000 of accrued liabilities from our purchase of Nimble Technology against purchased technologies as the contingencies that gave rise to the original accrued liability amounts at the time of acquisition were settled for an amount lower than originally estimated. Further, as there was no goodwill associated with the Nimble acquisition, the reduction of accrued liabilities resulted in a decrease to unamortized purchased technologies during the second quarter of fiscal year 2005.

The following table presents the estimated future amortization of Purchased Technology (in thousands).

Purchased Technology
2005 (remainder of year)	$115
2006	461
2007	461
2008	268

$1,305

6. Contingencies

General

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our consolidated financial position or results of operations.

Commitments & Contingencies

In April 2005, a minority shareholder of Actuate Japan notified us that it wishes to exercise its right to put its equity interest in Actuate Japan. The minority shareholder of Actuate Japan exercised its right on October 24, 2005 resulting in payment of $366,000 by Actuate.

Our license agreements include an indemnification for the infringement of third party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties.

As of September 30, 2005, letters of credit were issued on our behalf totaling $1.8 million to secure our lease obligations relating to our leased facilities. We do not have any other guarantees. Aggregate minimum contractual lease commitments under all operating leases are as follows (in thousands):

Fiscal Year	Future minimum lease payment	Contractual sublease income	Net future minimum lease payments
2005 (remainder of year)	$1,559	$(318)	$1,241
2006	6,895	(1,296)	5,599
2007	6,498	(1,397)	5,101
2008	3,943	(1,522)	2,421
2009	3,688	(1,215)	2,473
Thereafter	4,846	—	4,846

	$27,429	$(5,748)	$21,681

7. Unrealized Investment Loss

In December 2000 Actuate invested $500,000 and acquired approximately 749,000 shares of a private company’s class B preferred shares. This investment constituted a 2.6% equity interest in this company. The investment was made in order to enhance Actuate’s product offerings by integrating the company’s web reporting and data analysis (e.Analysis) technology into Actuate’s suite of products. During the second quarter of fiscal year 2005, we became aware of new circumstances which caused us to reevaluate the value of our investment in this company. Based on this evaluation, we determined that the investment had been other than temporarily impaired and, accordingly, reduced the book value of this investment. As result of this event we incurred an unrealized investment loss of approximately $284,000 and $17,000 during the second and third quarters of fiscal year 2005, respectively. The total value of investment recorded on our balance sheet under other assets as of September 30, 2005 is $199,000.

We will continue to monitor the value of this investment and, if necessary, adjust the value of our investment accordingly.

8. Subsequent Events

On October 25, 2005, the Compensation Committee of the Board of Directors of Actuate Corporation (“Actuate”) authorized Actuate to enter into a change of control severance benefit agreement (the “Severance Agreements”) with each of the following executive officers: Messrs. Cittadini, Gaudreau, Coggins, Strauss, Ryan and Akiha and Ms. Vogt. The Severance Agreements, which were filed on form 8-K on November 1, 2005, shall remain in effect through December 31, 2007.

In October 2005, the Board of Directors approved an on-going extension of the Company’s stock repurchase program, which was originally announced in September 2001 and has been extended from time to time. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock at varying amounts, in an amount not to exceed cash flow from operations during the prior quarter. The actual amount to be repurchased is approved in advanced each quarter by the Board. From the end of the third quarter of fiscal year 2005 through October 31, 2005, the Company has repurchased a total of 300,000 shares in the open market under this repurchase plan for a value totaling $876,000.

In April 2005, a minority shareholder of Actuate Japan notified us that it wished to exercise its right to put its equity interest in Actuate Japan. The minority shareholder of Actuate Japan exercised its right on October 24, 2005 resulting in an actual payment of $366,000 by Actuate.

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

Overview

We are a leading provider of an Enterprise Reporting Application Platform, a unified software platform that enables large organizations and packaged application software vendors to develop and deploy self-service, customer and employee-facing Enterprise Reporting Applications. Enterprise Reporting Applications are intuitive, Web portal-like reporting applications that empower 100% of users with decision-making information. Our Actuate 8 product line provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors can develop and deploy mission-critical Enterprise Reporting Applications. These applications retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy Enterprise Reporting Applications across a range of business functions, including financial management, sales management, account management, and customer self-service.

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

Our total revenues for the third quarter of fiscal 2005 were $26.8 million, a 13% increase over the third fiscal quarter of 2004. This increase was primarily the result of higher services revenues, which grew by $2.2 million over the same quarter in fiscal year 2004. For the third quarter of fiscal 2005, net income was $3.7 million or $.06 per share, compared with a net loss of $848,000 or $.01 per share in the third quarter of fiscal year 2004. The increase in net income during the third quarter of fiscal year 2005 was primarily due to the increased revenues of approximately 13% or $3.1 million as well as a decrease in our operating expenses of approximately 12% or $2.9 million compared to the third quarter of 2004. The decrease in our operating expenses was primarily the result of our announced restructuring in the fourth quarter of fiscal year 2004, which resulted in a reduction of approximately 53 positions. These reductions were concentrated in our Sales and Marketing and Research and Development departments and affected both domestic and international operations. Our total headcount was 493 as of September 30, 2005, which was an 8% or 45 person reduction from the same period last year. Our total headcount is expected to remain at the current levels in the near term future.

North American total revenues increased from $18.1 million in the third quarter of fiscal 2004 to $20.8 million in the third quarter of fiscal 2005. Revenues from international regions also increased from $5.6 million in the third quarter of fiscal 2004 to $6.0 million in the third quarter of fiscal 2005. During the third quarter of fiscal year 2005, we derived 22% of our total revenues from sales outside of North America versus 24% in the same period last year.

Finally, several of our competitors have released products that are marketed to be directly competitive with our Enterprise Reporting Application Platform. The existence of these competitive products required additional sales and marketing efforts to differentiate our products, which resulted in extended sales cycles. We believe that competition in the enterprise reporting market will continue to be vigorous in the near future.

We remain focused on four strategic sales initiatives that were announced during fiscal year 2004 and continue to be pursued during the fiscal year 2005. These initiatives are as follows:

Selling to IT Management – We continue to re-focus our sales efforts on selling our products to IT managers who we believe generally recognize the technical advantages of our products. We hope this initiative will result in increased license revenue in the short term.

Solution Selling to Line-of-Business Management – We are creating software solutions to market to-line-of-business managers. These solutions will initially be related to financial management, customer self service, and reporting. We hope this initiative will result in increased license revenue over the medium-to-long term.

Selling to Global 9000 Corporations in the Financial Services Sector – We intend to continue focusing on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We are seeing a growing traction with financial performance management. We contribute this growth to a continued addition of capacity and new features to the existing Enterprise Reporting Applications and development and deployment of new Enterprise Reporting Applications in support of key business process. This has resulted in a continued stream of license revenues and increased service revenue and margins.

Investing in the Business Intelligence Reporting Tool (“BIRT”) – We are continuing to make a significant investment in creating and marketing a new open source code reporting tool, known as BIRT. We hope that BIRT will eventually become widely adopted by Java developers and will create demand for our other commercially available products. The adoption of BIRT will allow developers the ease of adding reporting to JAVA applications, accessibility to enterprise data and presentation of information in useful formats. The BIRT project continues to be a long-term initiative for our Company. On June 6, 2005, Eclipse Business Intelligence and Reporting Tool project version 1.0 was made generally available on Eclipse.org, allowing Java developers to easily integrate business intelligence and reporting capability into enterprise Java applications and commercial products. During the second quarter of fiscal year 2005, Actuate BIRT received “Ready for IBM Rational Software” validation providing developers using IBM Rational Software Architect, IBM Rational Application Developer and IBM Rational Web Developer with an open source driven option for their business intelligence and reporting.

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

During fiscal year 2004, we implemented new requirements under the Sarbanes-Oxley Act of 2002 and recently enacted rules of the SEC and Nasdaq. These efforts caused us to incur significant increased costs in the latter half of fiscal year 2004 and the first quarter of fiscal year 2005. In particular, the rules governing the standards that must be met for management to assess our internal controls over financial reporting under Section 404 are complex, and require significant resources to administer. This ongoing process of reviewing, documenting and testing our internal controls over financial reporting continues to require a significant amount of management time and Company resources. Furthermore, maintaining compliance with the Sarbanes-Oxley Act of 2002 and other new rules and regulations has required us to hire additional personnel and has and may continue to require us to use additional outside legal, accounting and advisory services.

Actuate was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate’s principal executive offices are located at 701 Gateway Boulevard, South San Francisco, California. Actuate’s telephone number is 650-837-2000. Actuate maintains a Web site at www.actuate.com.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
License fees	33%	34%	34%	41%
Services	67	66	66	59

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	2	3	2	3
Cost of services	21	25	22	24
Sales and marketing	35	42	34	40
Research and development	15	22	16	20
General and administrative	10	13	13	11
Amortization of other purchased intangibles	—	1	1	1
Restructuring charges	—	—	1	1

Total costs and expenses	83	106	89	100

Income (loss) from operations	17	(6)	11	—
Interest and other income, net	1	—	1	—

Income (loss) before income taxes	18	(6)	12	—
Provision (benefit) for income taxes	4	(3)	2	—

Net income (loss)	14%	(3)%	10%	0%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, consulting and training. Total revenues increased 13% from $23.8 million for the quarter ended September 30, 2004 to $26.8 million for the quarter ended September 30, 2005. Sales outside of North America were $6.0 million or 22% of total revenues for the third quarter of fiscal year 2005, compared to $5.6 million, or 24% of total revenues for the third quarter of fiscal year 2004. For the nine months ended September 30, 2005, sales outside of North America were $17.5 million, or 23% of total revenues as compared to $17.3 million, or 22% of total revenues for the nine months ended September 30, 2004. No single customer accounted for more than 10% of our revenues for any of the periods presented.

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2005	2004	Variance $’s	Variance %	2005	2004	Variance $’s	Variance %
Revenues
License fees	$8,894	$8,017	$877	11%	$26,647	$31,790	$(5,143)	(16)%
Services	17,951	15,757	2,194	14%	50,593	45,502	5,091	11%

Total Revenues	$26,845	$23,774	$3,071	13%	$77,240	$77,292	$(52)	(0)%

% of Revenue
License fees	33%	34%			34%	41%
Services	67%	66%			66%	59%

Total Revenues	100%	100%			100%	100%

License fees. The increase in license revenues for the third quarter of fiscal year 2005 over the same period in the prior year was primarily due to the fact that in the third quarter of fiscal year 2005 we were able to record more large orders (those orders with total license and first year maintenance in excess of $100,000) than in the third quarter of fiscal 2004. These large orders also had a higher average selling price than those recorded in the third quarter of fiscal year 2004. The region that realized the most significant license revenue growth was the Asia Pacific region, which accounted for a 114% or $435,000 increase in license revenues over the third quarter of fiscal year 2004, while the North America region grew by 10% and accounted for $658,000 of the increase. These increases were offset by a 13% or $216,000 decrease in license revenues in Europe. By region, North American continued to account for approximately 75% of the total license revenue while the Europe and Asia Pacific regions accounted for 16% and 9% of the total license revenues, respectively. For the same period last year, the North America region accounted for approximately 75% of the total license revenue while the Europe and Asia pacific regions accounted for 20% and 5% of the total license revenues, respectively. There was no transaction recognized over $1.0 million for the third quarter of fiscal year 2005, while there was one such transaction recognized in the third quarter of fiscal year 2004.

Services. The increase in services revenues was primarily driven by the growth in our maintenance and support revenues, which increased in the third quarter of fiscal year 2005 by 15% or $1.8 million over the same quarter last year. Although a portion of this growth was attributed to a price increase for renewals in fiscal year 2005, the primary contributor to the growth came from a continued implementation of a more aggressive renewal campaign by our maintenance renewal group. We also experienced growth in our services and training revenues, which increased by approximately 10% or $385,000. This was primarily attributed to two large projects with customers in the financial services sector. We experienced improvements in our services margins from 62% in the third quarter of fiscal year 2004 to 68% for the third quarter of fiscal year 2005. This increased in margins was partially the result of a significant decrease in headcount, as well as the fact that maintenance revenues represent a larger portion of total services revenues. Service maintenance revenues inherently carry higher margins, this resulted in an improvement in overall services margins. By region, North America continued to account for approximately 79% of the total services revenue while the Europe and Asia Pacific regions accounted for 17% and 4% of the total services revenues, respectively. For the same period last year, the North America region accounted for approximately 79% of the total services revenue while the Europe and Asia Pacific regions accounted for 18% and 3% of the total services revenues, respectively.

Operating Expenses

Cost of license fees

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2005	2004	Variance $’s	Variance %	2005	2004	Variance $’s	Variance %
Cost of license fees	$489	$619	$(130)	(21)%	$1,804	$2,549	$(745)	(29)%
% of License Revenue	5%	8%			7%	8%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in costs of license fees in absolute dollars for the third quarter of fiscal year 2005, compared to the corresponding period in the prior year, was primarily due to reduced amortization of the purchased technologies associated with the acquisition of Tidestone. Purchased technologies related to the Tidestone acquisition became fully amortized in the second quarter of fiscal 2005 and accounted for approximately $225,000 of the decrease. This decrease was partially offset by an increase in third party royalties of approximately $92,000 due to higher sales of our analytics product. The decrease in the costs of license fees for the nine months ended September 30, 2005 was primarily due to reduced amortization of the purchased technologies associated with the Tidestone acquisition, which accounted for approximately $307,000 of the decrease. We also experienced a decrease of approximately $229,000 in packaging, printing, warehousing and localization costs and a decrease in third party royalties of approximately $265,000 resulting from lower sales of our analytics product during the first half of fiscal year 2005. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 5% and 7% of revenues from license fees for the remainder of fiscal year 2005.

Cost of services

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2005	2004	Variance $’s	Variance %	2005	2004	Variance $’s	Variance %
Cost of services	$5,702	$6,019	$(317)	(5)%	$17,271	$18,689	$(1,418)	(8)%
% of Services Revenue	32%	38%			34%	41%

Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the third quarter of fiscal year 2005, compared to the corresponding period in the prior year, was primarily due to lower salaries and compensation related costs of approximately $367,000 due to a 9% reduction in our headcount. As a result of this reduction in headcount, we also experienced lower employee travel costs of approximately $106,000 and reduced facilities and other operating expenses of approximately $241,000. These reductions were offset by an increase in certified training and professional service costs of $392,000. The decrease in the cost of services for the nine months ended September 30, 2005 was primarily due to reduced salaries and compensation related costs of approximately $922,000 resulting from the decreases in headcount. As a result of this decrease in headcount, we also experienced lower employee travel costs of approximately $140,000 and facilities and other operating expenses of approximately $530,000. These reductions were offset by increase in certified training and professional service costs of $159,000. We expect our cost of services, as a percentage of services revenues, will be in approximately the same range for the remainder of fiscal year 2005.

Sales and marketing

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2005	2004	Variance $’s	Variance %	2005	2004	Variance $’s	Variance %
Sales and marketing	$9,411	$10,085	$(674)	(7)%	$26,564	$31,085	$(4,521)	(15)%
% of Revenue	35%	42%			34%	40%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. The decreases in sales and marketing expenses in both absolute dollars and as a percentage of total revenues for the third quarter of fiscal year 2005 was due to lower salaries and benefits related costs of approximately $922,000 and employee travel and entertainment costs of $253,000 due primarily to a 13% reduction in headcount driven by our restructuring plan, which was implemented in the fourth quarter of fiscal year 2004. These decreases were offset by a $371,000 increase in commissions and bonuses due to higher sales in the third quarter of fiscal year 2005. The 15% decrease in sales and marketing costs for the nine months ended September 30, 2005 were primarily due to reductions in salaries, commissions and related compensation expenses of approximately $3.2 million. This decrease was the result of our fourth quarter of fiscal year 2004 restructuring. This restructuring was the primary driver in the reduction of our Sales and Marketing headcount from 183 positions at September 30, 2004 to 160 positions at September 30, 2005. Other significant cost reductions include reductions in our facility and related expenses of approximately $800,000 and marketing and promotional expenses of $475,000. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 30% to 35% of total revenues for the remainder of fiscal year 2005.

Research and development

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2005	2004	Variance $’s	Variance %	2005	2004	Variance $’s	Variance %
Research and development	$4,011	$5,132	$(1,121)	(22)%	$12,370	$15,546	$(3,176)	(20)%
% of Revenue	15%	22%			16%	20%

Research and development costs are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. The decrease in research and development expenses in the third quarter of fiscal year 2005 was primarily attributed to our restructuring plan that was implemented in the fourth quarter of fiscal year 2004 and resulted in a 13% reduction to the development headcount. The impact of this restructuring extended to all cost categories within the department and resulted in lower employee compensation, travel and related expenses of approximately $700,000, while reduced facilities and other professional services expenses accounted for approximately $197,000, and $119,000, respectively. For the nine months ended September 30, 2005, employee compensation, travel and related costs accounted for $1.9 million of the decrease in cost while reduced facilities and other professional services expenses accounted for approximately $976,000 and $233,000 of the total cost reduction, respectively. Most of the facility related cost reductions were due to the closure of our office in Seattle, Washington which occurred during the fourth quarter of fiscal year 2004. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 17% to 20% of total revenues for the remainder of fiscal year 2005.

General and administrative

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2005	2004	Variance $’s	Variance %	2005	2004	Variance $’s	Variance %
General and administrative	$2,622	$3,019	$(397)	(13)%	$9,933	$8,066	$1,867	23%
% of Revenue	10%	13%			13%	10%

General and administrative expenses consist primarily of personnel and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The decreases in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the third quarter of fiscal year 2005 was primarily due to a reduction in bad debt expense of $672,000 offset by an increase in accounting and legal fees of approximately $300,000 due mainly to the Company’s on-going compliance with the Section 404 of the Sarbanes-Oxley Act. The increase in expenses for the nine months ended September 30, 2005 in both absolute dollars and as a percentage of total revenues were primarily due to increased professional consulting fees of approximately $1.5 million related to the Company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, an increase of $390,000 in tax expense which was primarily the result of a $365,000 favorable sales tax audit settlement during the second quarter of 2004, and an increase of $249,000 in depreciation expense related to our new accounting system which was fully implemented by August of fiscal year 2004. These increases were offset by a decrease in bad debt expense of $330,000. We expect our general and administrative expenses to increase in absolute dollars for the remainder of fiscal year 2005 and the first quarter of fiscal year 2006. This is due to costs associated with maintaining compliance under the Sarbanes-Oxley Act, which are expected to increase during this period due to seasonal patterns.

Amortization of other intangibles

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2005	2004	Variance $’s	Variance %	2005	2004	Variance $’s	Variance %
Amortization of other intangibles	$17	$276	$(259)	(94)%	$487	$834	$(347)	(42)%
% of Revenue	—	1%			1%	1%

The decreases in amortization of other purchased intangibles in both absolute dollars and as a percentage of total revenues for the third quarter and the first nine months of fiscal year 2005 was due to the fact that we fully amortized the other intangibles associated with our acquisitions of Tidestone and Nimble Technology by the second and third quarter of fiscal year 2005, respectively. In addition, during the second quarter of fiscal year 2005, we offset approximately $527,000 of accrued liabilities from our purchase of Nimble Technology against purchased technologies as the contingencies that gave rise to the original accrued liability amounts were settled for an amount lower than originally estimated. As there was no goodwill associated with the Nimble acquisition, the reduction of accrued liabilities resulted in a decrease to unamortized purchased technologies during the second quarter of fiscal year 2005.

The following table presents the estimated future amortization of purchased technology (in thousands).

Purchased Technology
2005 (remainder of year)	$115
2006	461
2007	461
2008	268

$1,305

Restructuring charges

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2005	2004	Variance $’s	Variance %	2005	2004	Variance $’s	Variance %
Restructuring charges	$4	$—	$4	100%	$751	$586	$165	28%
% of Revenue	—	—			1%	1%

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

In early October 2004, we implemented an additional restructuring. This company-wide restructuring was undertaken to align our cost structure with future revenue expectations. The costs associated with this restructuring totaled $1.4 million in the fourth quarter of 2004 and were primarily comprised of severance and related costs. During the first quarter of fiscal year 2005, we incurred an additional expenditure of approximately $569,000 related to this restructuring. These additional charges were primarily related to idle facility costs of our French facility. According to Financial Accounting Standards statement No. 146 (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities”, in order to record the costs related to an idle facility, we must first cease use of the facility. We ceased use of our French facility in the first quarter of fiscal year 2005. In the second and third quarters of fiscal year 2005, we incurred additional restructuring of our French operations totaling approximately $178,000 and $308,000, respectively. These costs were entirely related to the restructuring of our French operation and were directly the result of our restructuring plan initiated in the fourth quarter of fiscal year 2004. Included were additional charges related to employee matters and estimated settlement costs stemming from employee litigation, partially offset by a reduction in the France lease loss accrual due to an early termination of the facility lease. In addition to the restructuring charge in France during the third quarter of fiscal year 2005, we reviewed our assumptions underlying the idle facilities reserve previously recorded for our South San Francisco location. This review was triggered by the extension of our sublease with the existing tenant that was signed and finalized in September of fiscal year 2005. Some of the assumptions that were previously asserted were updated and, accordingly, we revised and lowered the estimated exit costs by approximately $304,000. The net impact of the French restructuring of $308,000 offset by the reduction of $304,000 to the idle facility reserves resulted in a net restructuring expense of $4,000 for the third quarter of fiscal year 2005.

Interest and Other Income (Expense), Net

	Three Months Ended (In thousands)				Nine Months Ended (In Thousands)
	September 30,				September 30,
	2005	2004	Variance $’s	Variance %	2005	2004	Variance $’s	Variance %
Interest and other Income (Expense), net	$376	$(89)	$465	N/A	$909	$295	$614	208%
% of Revenue	1%	—			1%	—

Interest and other income (expense), net, is comprised primarily of interest income earned by the Company on cash and short-term investments. The increase was primarily due to improved returns on our cash and investments of $243,000 and currency exchange gains of $211,000 during the third quarter of fiscal year 2005. The increase for the nine months ending September, 30 2005 was primarily due to improved returns on our cash and investments of $538,000 and currency exchange gains totaling $366,000. These increases were offset by an unrealized investment loss of $301,000 which we incurred in the second and third quarters of fiscal year 2005. This loss was associated with our $500,000 investment in a company that we evaluated during the second quarter of fiscal year 2005. We determined the value to be other than temporarily impaired and, accordingly, reduced the book value from $500,000 to approximately $199,000.

Provision (Benefit) for Income Taxes

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2005	2004	Variance $’s	Variance %	2005	2004	Variance $’s	Variance %
Provision (benefit) for income taxes	$1,225	$(617)	$1,842	N/A	$1,507	$162	$1,345	830%
% of Revenue	(4)%	3%			(2)%	(0)%

We recorded an income tax provision of $1.2 million in the three months ended September 30, 2005 resulting in an effective tax rate of 25%, as compared to an income tax benefit of $617,000 in the three months ended September 30, 2004. For the nine months ended September 30, 2005, we recorded an income tax provision of $1.5 million resulting in an effective tax rate of 16.9%, as compared to an income tax provision of $162,000 for the same period of fiscal year 2004. The increase in the income tax provision for 2005 as compared to 2004 is due to higher domestic net income in 2005 and a true-up of the tax provision after finalization of the 2004 federal and state income tax returns.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical tax losses, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. Therefore, a full valuation allowance has been established.

The Company’s ability to utilize the net operating losses and tax credit carryforwards in the future may be subject to substantial restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws. The Company believes it is more likely than not that the net operating losses and tax credit carryforwards are fully limited by Section 382 thus a full valuation allowance has been established.

Liquidity and Capital Resources

As of September 30, 2005, we had cash, cash equivalents and short-term investments of $50.8 million, an increase of approximately $3.5 million from $47.3 million at December 31, 2004. We also had $35.8 million in net working capital as of September 30, 2005, representing an increase of approximately $5.4 million from $30.4 million at December 31, 2004.

Cash from operating activities. Cash provided by operations was $8.5 million for the nine months ended September 30, 2005 compared to $5.7 million for the same period in fiscal 2004. This increase of $2.8 million was primarily derived from (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and bad debt; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital, which is primarily composed of net collections of accounts receivable totaling approximately $4.2 million and decreases in deferred revenue of approximately $2.3 million partially offset by payments of accounts payable, accrued expenses and restructuring obligations.

Cash from investing activities. Cash provided by investing activities was $1.1 million for the nine months ended September 30, 2005 compared to $10.9 million for the same period in fiscal 2004. The decrease of $9.8 million was mainly due to increases in the purchases of short term investments during the nine months ending September 30, 2005.

Cash from financing activities. Net cash used in financing activities was $4.5 million during the nine months ended September 30, 2005, compared to $682,000 used in the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net cash used in financing activities was primarily for the repurchase of 2,703,000 shares of our common stock totaling approximately $6.2 million as compared with the repurchase of 824,000 totaling $2.7 million in the nine months ending September 30, 2004. This was partially offset by proceeds derived from the issuance of common stock under our employee stock purchase plan and stock option plans.

In April 2005, a minority shareholder of Actuate Japan notified us that it wished to exercise its right to put its equity interest in Actuate Japan. The minority shareholder of Actuate Japan exercised its right on October 24, 2005 resulting in a payment of $366,000 by Actuate.

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

BUSINESS RISK FACTORS

Investors should carefully consider the following risk factors before making an investment decision. The risks described below are not the only ones facing Actuate. Additional risks that it does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the following risks actually occur, the Company’s business, operating results or financial condition could be materially harmed. In such case, the trading price of the Company’s common stock could decline and you may lose all or part of your investment. Investors should also refer to the other information set forth in this Report on Form 10-Q, including the financial statements and the notes thereto.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that the Company’s current or future products infringe their intellectual property rights. The Company has been subject to infringement claims in the past and it expects that companies in the Business Intelligence software market will increasingly be subject to infringement claims as the number of products and/or competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation and expenses, divert management’s attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of product infringement against the Company and its failure or inability to license the infringed or similar technology could harm the Company’s business, operating results and financial condition.

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 23%, 22% and 16% in the first nine months of fiscal years 2005, 2004 and 2003, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through our direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 38% of total license revenues for the first nine months of fiscal year 2005, and 31% and 32% for the first nine months of fiscal years 2004 and 2003, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of our sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be harmed.

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

THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST ITS CURRENT AND FUTURE COMPETITORS.

The Company’s market is intensely competitive and characterized by rapidly changing technology, evolving standards and product releases by the Company’s competitors that are marketed to compete directly with the Company’s products. The Company’s competition comes in four principal forms:

•	Competition from current or future business intelligence software vendors such as Business Objects, Cognos, Hyperion, Information Builders, and MicroStrategy, each of which offers enterprise reporting products;

•	Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they include reporting functionality with their applications or databases;

•	Competition from other software vendors and software development tool vendors including providers of open-source software products; and

•	Competition from the IT departments of current or potential customers that may develop scalable Enterprise Reporting Applications internally, which applications may be cheaper and more customized than the Company’s products.

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

Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of the Company’s prospective customers. Also, the Company’s current or future channel partners may have established in the past, or may in the future, establish cooperative relationships with the Company’s current or potential competitors, thereby limiting the Company’s ability to sell its products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could reduce the Company’s revenues from license fees and services from new or existing customers on terms favorable to us. If the Company is unable to compete successfully against current and future competitors, the Company’s business, operating results and financial condition would be harmed.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting are ongoing. The Company identified one material weakness, which was disclosed in Section 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005, as amended by Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2005. The Company cannot predict the outcome of its testing in future periods. If in future periods the Company concludes that its internal control over financial reporting is not effective, it may be required to change its internal control over financial reporting to remediate deficiencies, and investors may lose confidence in the reliability of its financial statements, causing the Company’s stock price to decline.

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

THE SUCCESS OF THE COMPANY’S OPEN-SOURCE BIRT INITIATIVE IS DEPENDENT ON BUILDING A DEVELOPER COMMUNITY AROUND BIRT.

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

THE COMPANY’S INTERNATIONAL OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS.

A substantial portion of the Company’s revenues is derived from international sales. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

•	Economic and political instability, including war and terrorism or the threat of war and terrorism;

•	Difficulty in managing an organization spread across many countries;

•	Multiple and conflicting tax laws and regulations;

•	Costs of localizing products for foreign countries;

•	Difficulty in hiring employees and difficulties and high costs associated with terminating employees and restructuring operations in foreign countries;

•	Trade laws and business practices favoring local competition;

•	Dependence on local vendors;

•	Compliance with multiple, conflicting and changing government laws and regulations;

•	Weaker intellectual property protection in foreign countries and potential loss of proprietary information due to piracy or misappropriation;

•	Longer sales cycles;

•	Import and export restrictions and tariffs;

•	Difficulties in staffing and managing foreign operations;

•	The significant presence of some of our competitors in certain international markets;

•	Greater difficulty or delay in accounts receivable collection; and

•	Foreign currency exchange rate fluctuations.

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

In addition, because experienced personnel in our industry are in high demand and competition for their talents is intense, the Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Accounting regulations that have recently taken effect require the expensing of stock options, which will impair our future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract and retain key personnel in the future.

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

The Company currently accounts for the issuance of stock options using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which the Company generally does not record compensation expense related to employee stock options in its financial statements. However, in accordance with SFAS 123 and SFAS 148, the Company provides additional disclosures of its operating results in the notes to its financial statements as if it had applied the fair value method of accounting. Had the Company accounted for its stock-based compensation expense for employees in its results of operations under the fair value method of accounting prescribed by SFAS 123, the compensation charges would have been significantly higher than the intrinsic value method used by the Company, resulting in a reduction of net income of approximately $1.5 million and $2.4 million in the third quarter of fiscal years 2005 and 2004, respectively, and $4.4 and $8.0 million in the first nine months of fiscal years 2005 and 2004 respectively.

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires compensation costs relating to share-based payment transactions to be recognized in financial statements. This statement is effective as of the beginning of the first annual period that began after June 15, 2005. Accordingly, the Company will be required to adopt SFAS 123(R) starting in our first fiscal quarter of 2006. The Company expects the adoption of SFAS 123(R) to have a material adverse impact on its net income or loss and its net income or loss per share by decreasing its income or increasing its losses by the additional amount of such stock option charges. The Company is currently in the process of evaluating the extent of such impact and cannot quantify the amount of such impact at this time.

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

Foreign Currency Exchange Risk. During the first nine months of fiscal years 2005 and 2004 we derived 23% and 22%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our gains due to foreign exchange rate fluctuations were approximately $124,000 for the first nine months of fiscal 2005 compared to losses of approximately $151,000 during the same period last year.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of September 30, 2005 (the “Evaluation Date”), Actuate carried out an evaluation under the supervision and with the participation of Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Actuate’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Actuate files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)	Changes in Internal Controls. There were no changes in Actuate’s internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, Actuate’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company is engaged in certain legal actions arising in the ordinary course of business, including international employment litigation arising out of restructuring activities. Although there can be no assurance as to the outcome of such litigation, the Company believes that it has adequate legal defenses and that the ultimate outcome of any of these actions will not have a material effect on the Company’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
July 1, 2005 through July 31, 2005	—		—	—
Month #2
August 1, 2005 through August 31, 2005	863,564	$2.30	863,564	—
Month #3
September 1, 2005 through September 30, 2005	—		—	—

Total	863,564	$2.30	863,564	—

(1)	In October 2005, the Board of Directors approved an on-going extension of the Company’s stock repurchase program, which was originally announced in September 2001 and has been extended from time to time. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock at varying amounts, in an amount not to exceed cash flow from operations during the prior quarter. The actual amount to be repurchased is approved in advanced each quarter by the Board. From the end of the third quarter of fiscal year 2005 through October 31, 2005, the Company has repurchased a total of 300,000 shares in the open market under this repurchase plan for a value totaling $876,000.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation (Registrant)

Dated: November 9, 2005	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Chief Financial Officer, Senior Vice President of Finance (Principal Financial and Accounting Officer)