Form 10-K
period 2005-12-31
ACTUATE CORP
filed 2006-03-13
CIK 1062478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 0-24607

ACTUATE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3193197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Gateway Boulevard

South San Francisco, California 94080

(Address of principal executive offices)

(650) 837-2000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐                No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐                No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $79,385,593 based on the closing sale price as reported on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006

Common Stock, $0.001 par value	60,097,225

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2005.

Annual Report on Form 10-K

for the fiscal year ended December 31, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report on Form 10-K under “Business,” “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding Actuate’s expectations, beliefs or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements contained in this Report on Form 10-K after the date hereof or to conform such statements to actual results. Readers are cautioned not to place undue reliance on forward-looking statements and should carefully review the risk factors described in other documents Actuate files from time to time with the Securities and Exchange Commission, including current reports on Form 8-K and quarterly reports on Form 10-Q filed by Actuate during 2006.

PART I

ITEM 1.	BUSINESS

Overview

Actuate Corporation (“We”, “Actuate” or the “Company”) provides software and services for Enterprise Reporting and Performance Management Applications. Actuate’s Enterprise Reporting Application Platform is a unified software platform that enables large organizations and packaged application software vendors to develop and deploy self-service, customer and employee-facing Enterprise Reporting Applications. “Enterprise Reporting Applications” are intuitive, Web portal-like reporting applications that empower 100% of users with decision-making information. The application experience is designed to fit seamlessly into the way in which individuals work, providing a readily accessible way for users to receive highly relevant information that is usable, dependable, and timely. Enterprise Reporting Applications allow organizations to gain real-time operational visibility, improve customer profitability, and distribute accountability throughout the organization. Our goal is to ensure that 100% of users adopt decision-making information into their day-to-day activities, opening up completely new avenues for improving corporate performance. With 100% user adoption of information, organizations can more easily grow revenues, improve service quality, control expenses, meet regulatory requirements, and increase efficiency.

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

In January 2006, Actuate acquired performancesoft, Inc., of Toronto, Ontario, Canada, a privately held provider of Performance Management Solutions software and services (“performancesoft”). performancesoft pbviews 7.0 has been designed specifically to address real-life Performance Management situations. With a simple-to-use web interface, users across the enterprise have access to relevant Performance Management information to help them make the right decisions. The combination of performancesoft’s leading Performance Management applications and Actuate’s Enterprise Reporting Application platform provides capabilities for distributing accountability throughout the enterprise. Our customers are now able to quickly build and deploy rich, intuitive and easy to use Performance Management applications that offer managers at all levels the ability to drill-through from executive level information to real-time operational details, resulting in heightened management effectiveness and breakthrough corporate performance throughout the enterprise.

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

In order to achieve 100% user adoption of decision-making information, and reap the resulting benefits in corporate performance, organizations are turning to developing and deploying Enterprise Reporting and Performance Management Applications. These Enterprise Reporting and Performance Management Applications eliminate the traditional obstacles to user adoption by providing decision-making information through intuitive, Web portal-like interfaces that satisfy new user expectations for information accessibility and relevance.

The Actuate Solution

Actuate 8 is a unified software platform for developing and deploying Enterprise Reporting Applications. The platform features a development architecture that is flexible enough to meet every user requirement for intuitively accessible and personalized information. Actuate 8 provides the industry’s first real-time Enterprise Reporting Application Platform with integrated Enterprise Information Integration (EII) for developing and deploying Enterprise Reporting Applications. Actuate 8 features a deployment architecture that is scalable enough to serve 100% of the user population throughout the enterprise and beyond. Actuate’s Enterprise Reporting Application Platform consists of:

•	A set of products that provide Web pages, Microsoft Excel spreadsheets, and analytic cubes to users with an intuitive, Web-portal like experience for accessing and interacting with decision-making information (e.Report Option, e.Report Designer, e.Spreadsheet Option, e.Spreadsheet Designer, e.Analysis Option, Actuate Query, and Actuate Analytics Option);

•	A comprehensive development environment to build, integrate, and maintain the core data access and reporting infrastructure of Enterprise Reporting Applications (e.Report Designer Professional, e.Spreadsheet Designer, Information Object Designer, and Analytics Designer); and

•	A unified metadata layer, which improves the overall accuracy of information analysis and is accessible by all products within Actuate’s Platform.

Actuate 8’s key benefits include:

•	Increased user satisfaction and reduced support and training costs due to a zero-training analysis and reporting experience for users that leverages their existing expertise and skill sets;

•	Reduced hardware and maintenance costs for serving the information needs of large numbers of users due to a highly scalable information server;

•	Flexibility to meet all user requirements through powerful, programmatically extensible tools for developers;

•	Reduced development and maintenance costs due to a true, object-oriented development framework;

•	Flexibility to integrate with any software infrastructure through a complete Web services application programming interface;

•	Operational visibility that is dramatically improved through an EII option that supports the real-time integration of disparate data sources including ERP and CRM applications, data warehouses, legacy systems and other XML-based data sources;

•	“Information Objects” that present a sharable, reusable business-friendly data abstraction layer that allows IT to quickly create complex distributed queries that deliver operational information in real-time to all users across the enterprise;

•	New adoption monitoring capabilities that track usage of the system and enable customers to monitor progress towards 100% user adoption of their Enterprise Reporting Applications and identify the reports and analyses that are most and least useful to users;

•	e.Spreadsheet Cell Locking capability that enables companies to distribute live spreadsheets containing formulas and graphs that enable immediate ‘what-if’ analysis while also protecting specified cells against alteration; and

•	e.Spreadsheet Matrix Script functionality that allows companies to easily generate live Excel spreadsheet reports that display hierarchical performance data based on any dimension, including geography, organizational structure, time or any other arbitrary dimensions specific to a business. It also enables the creation of spreadsheet reports that dynamically adjust based on the value of key metrics, providing users with immediate visibility into information that requires their attention, performancesoft pbviews 7.0 provides an end-to-end solution that is streamlined and simple for organizations to gain a holistic view of true performance. pbviews 7.0 introduced a host of enhanced design elements to improve the user experience and deliver Performance Management information in an easy to understand format. An improved Home Page portal interface, an enhanced data entry screen, and a fully streamlined navigation pane are some of the ways that pbviews 7.0 has improved on its easy to use solution. From a user perspective, accessing pbviews 7.0 is as simple as visiting a web page hyperlink, while from the IT management perspective, a single copy of pbviews 7.0 is loaded to the associated server, helping to streamline deployment for a more cost effective solution. In addition, all functionality of pbviews 7.0 is web enabled, including data administration.

Strategy

Our strategy is to be the leading provider of Enterprise Reporting and Performance Management solutions. Key elements of our strategy include:

Expand Market Leadership Position through Strategic Relationships.    We believe that we have established a leading position in the market for Enterprise Reporting and Performance Management Applications.

To accelerate the adoption of Actuate 8 as the standard Enterprise Reporting Application platform for Global 9000 companies, we have established strategic relationships with leading software application vendors, systems integrators, consulting firms and development partners. We intend to further develop our existing strategic relationships and enter into new partnerships to expand our market presence and leadership. Similarly, the performancesoft Alliance Program provides the essential development, marketing, sales, and support benefits to Solutions Partners (system integrators and specialized Performance Management consultants) as well as Technology Partners and Value Added Resellers (Platforms, Operating Systems Vendors, Independent Software Vendors and Application Service Providers).

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

Broaden Distribution Channels.    To date, our products have been sold worldwide by our direct sales force and through our software application vendors, original equipment manufacturers (OEMs), resellers, and systems integrators. We intend to continue expanding our direct sales force and telesales capability. In addition, we intend to continue to leverage and grow our existing network of OEMs, systems integrators, and resellers and expand our indirect distribution channel worldwide.

Focus on Key Application Areas.    Our technology is uniquely suited to meet customer requirements for Enterprise Reporting and Performance Management Applications for specific business functions such as financial management, customer self-service, sales management and account management. We intend to continue to focus on these areas within our sales and marketing functions as well as provide more complete customer solutions through targeted partnering and technology development.

Leverage e.Services Capabilities.    We have established successful relationships with our customers by serving as an advisor in developing and deploying Enterprise Reporting and Performance Management Applications. We are extending our direct e.Services capabilities to provide an expanded set of services to address areas such as Enterprise Reporting Application development strategy, project management, security integration and application design. In addition, we offer similar high-quality professional services capabilities through third-party alliances and are currently focused on the development of relationships with global and national systems integrators. By offering our clients a full range of e.Services on a global basis, we believe that we can broaden market awareness about the advantages of our Enterprise Reporting Application platform and create opportunities to sell new or additional products to clients.

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

The following table sets forth the primary products that comprise Actuate 8:

Actuate Products	Product Description
Actuate iServer	Scalable information server for generating, managing, and securely delivering reporting and analytic content that is adopted by 100% of an organization’s users.

Actuate Query Option	Web-based query tool for end-users of all levels of computing sophistication.

Actuate Analytics Option	Server option that provides Web-based Online Analytical Processing (OLAP) capabilities to power users, business analysts, and management.

Actuate Data Integration Option	Server option licenses Information Objects deployed on the server to combine data from two or more disparate data sources.

Actuate e.Report Option	Server option for generating enterprise reports for employees, customers, and business partners in browser-based Web formats.

Actuate e.Spreadsheet Option	Server option for generating, managing, and distributing critical business information over the Internet in easy-to-use and intuitive desktop spreadsheets.

Actuate e.Analysis Option	Server option that delivers to users browser-based, interactive analysis of report data without requiring any configuration or warehousing of application data.

Actuate Page Level Security Option	This server option allows users to view reports using page-level security.

Actuate Analytics Cube Designer	Enables IT to control access to the data and define the structure of each cube delivered by the Actuate iServer. Additionally, enables IT to blend Analytics seamlessly into existing Enterprise Reporting Applications and provide a branded, personalized end-user experience that requires almost no training.

Actuate e.Report Designer Professional	Provides a comprehensive, object-oriented environment for professional developers to create tightly integrated, highly flexible enterprise reports for any Web-enabled application.

Actuate e.Report Designer	Wizard-driven development tool that enables Web developers to rapidly publish database information to the Web in the form of embedded, actionable reports.

Actuate e.Spreadsheet Designer	Development environment for creating flexible and customizable Excel-based spreadsheet reports.

Information Object Designer	Development environment that enables professional developers to create controlled views of enterprise data for end-user querying. Additionally, enables the creation of Information Objects that pull and integrate real-time data from any number of heterogeneous data sources.

Actuate Products	Product Description

Formula One e.Spreadsheet Engine	Provides an API-driven component that Java developers use to embed Excel reporting functionality into projects deployed from J2EE application and Web servers.

Formula One e.Report Engine	100% pure Java tool for extracting, formatting, and delivering data from a variety of data sources including Java objects inside applications, databases, Enterprise JavaBeans, and text files.

Formula One Active X component	Provides an API-driven, Excel-compatible spreadsheet component for building Windows applications in visual development environments such as Visual Basic and Visual C++.

performancesoft pbviews 7.0 is a Performance Management application made up of three modules: Briefing Books, Performance Views and Performance Strategy Maps.

Eclipse Business Intelligence and Reporting Tools Project

Actuate joined the Eclipse Foundation, a community committed to the implementation of a universal platform for tools integration, as strategic developer and board member in August 2004. Actuate proposed a Business Intelligence and Reporting Tools (“BIRT”) project to the Eclipse open-source community for review at the same time. The Eclipse Foundation approved the project in September 2004. Actuate is stewarding development of BIRT, which culminated in the industry’s first open Business Intelligence and Reporting platform in June 2005. We expect to release the second version of the BIRT project in the first quarter of 2006.

Customers

Our customers operate in a wide variety of industries, including financial services, government, health care, manufacturing, pharmaceuticals, telecommunications, high technology, utilities, automotive, education, entertainment, travel, retail and others. International sales accounted for 24%, 21% and 18% of our total revenues in 2005, 2004 and 2003, respectively.

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

Marketing

Our marketing organization is focused on generating leads, building market awareness and promoting acceptance of our Company and our products, as well as on developing strategic marketing, technology and other relationships. We have a comprehensive marketing strategy with several key components: image, awareness and credibility building, direct marketing to both prospective and existing customers, a strong Web presence, comprehensive sales support materials as well as broad-scale marketing programs in conjunction with key partners. Our corporate marketing strategy includes print advertising, public relations activities, trade shows and user group meetings. We also engage in programs to work closely with industry analysts and other influential third parties. Our direct marketing activities include extensive Web-based marketing campaigns, participation in selected trade shows and conferences and targeted ongoing direct mail and email efforts to existing and prospective customers. We also offer seminars, both in-person and over the Web, to educate prospective customers about our Enterprise Reporting Application platform and Performance Management Applications. Finally, we have invested in building a partner and channel marketing function to conduct cooperative marketing programs with our partners.

e.Services

Our e.Services organization provides high value consulting services to customers developing and deploying Enterprise Reporting and Performance Management Applications with our products. These services include Enterprise Reporting Application development strategy, project management, security integration and application design. We also actively recruit and train third party consulting firms to provide consulting services for our products. Due to the critical nature of Enterprise Reporting Applications, we believe that our e.Services group and relationships with our consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy Actuate-based applications. In addition, we offer, directly and through our network of certified training partners, classes and training programs for our products.

Customer Service

We believe that providing superior customer service is critical to successfully selling and marketing our products. Our maintenance and support contracts are typically for 12 months, and may be renewed annually. Maintenance fees are typically set at either a percentage of the total license fees paid by a customer or a percentage of the list price of the underlying products. Maintenance and support contracts entitle the customer to receive software patches, updates and enhancements, when and if available. Customers purchasing maintenance are able to access Actuate’s local support centers located in the United States, Canada, Singapore, Switzerland and the United Kingdom via email and telephone during normal business hours. We supplement our telephone support with Web-based support services, including access to cases, resolutions, online Web forums and a software patch download area. We also offer an extended maintenance plan that gives our customers access to 24x7 support and additional support services. To improve access to our explanatory materials, we provide online documentation with all of our products.

Research and Development

Our research and development organization is divided into groups consisting of product managers, development engineers, quality assurance engineers, technical writers and developer communications personnel. Our development process begins with requirement specification, followed by functional and technical design, and concludes with implementation. Requirements are based on the needs of customers and prospects, as well as competitive, technological and industry factors. Our development group uses detailed processes and frequent milestones during the functional and technical design phases. During implementation, the product is built and tested daily and our quality assurance group verifies that functionality, quality and performance criteria are met. We have development centers located in South San Francisco, CA, Overland Park, Kansas, Shanghai, China and Toronto, Canada.

Research and development expenses were $16.5 million, $19.8 million and $18.7 million in fiscal years 2005, 2004 and 2003, respectively. We intend to continue to make investments in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend on our ability to create products that directly address our customers’ needs, are of high quality, and leverage the latest technological innovations. These products must also support current and future releases of popular operating systems platforms, development languages, databases, Internet standards, and enterprise software applications. We intend to maintain and improve our current product line and to timely develop or acquire new products. Our ability to achieve future revenue growth will depend in large part on the market acceptance of our current and future products.

Competition

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and new product releases by our competitors that are marketed to compete directly with our products. Our competition comes in four principal forms:

•	Competition from current or future business intelligence software vendors such as Business Objects, Cognos, Hyperion, Information Builders and MicroStrategy, which offer Enterprise Reporting and Performance Management products;

•	Competition from other large software vendors such as Microsoft, Oracle and SAP, to the extent they include reporting functionality with their applications or databases;

•	Competition from other software vendors and software development tool vendors; and

•	Competition from the IT departments of current or potential customers that may develop scalable Enterprise Reporting and Performance Management Applications internally, which may be cheaper and more customized than our products.

Most of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing enterprise reporting software products or significantly increase the functionality of their existing reporting software products. We expect additional competition as other established and emerging companies enter the Enterprise Reporting and Performance Management Application market and new products and technologies are introduced.

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

Employees

As of December 31, 2005, we had 491 full-time employees, including 156 in sales and marketing, 130 in research and development, 112 in services and support, and 93 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage. We believe our employee relations are good. We also believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel and, in particular, executive officers.

Actuate Executive Officers

Actuate’s executive officers as of February 10, 2006 are as follows:

Name	Offices
Nicolas C. Nierenberg	Chairman of the Board and Chief Architect
Peter I. Cittadini	Director, President and Chief Executive Officer
Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer
Mark A. Coggins	Senior Vice President, Engineering
Thomas P. Ryan	Senior Vice President, Customer Service and Chief Information Officer
Ilene M. Vogt	Senior Vice President, Global Field Operations
N. Nobby Akiha	Vice President, Marketing
Philip R. Strauss	General Counsel and Vice President, Corporate Development

Nicolas C. Nierenberg, 49, has been Chairman of the Board of Directors since he co-founded Actuate in November 1993 and became our Chief Architect in August 2000. Mr. Nierenberg was also Chief Executive Officer of Actuate from November 1993 until August 2000 and President from November 1993 until October 1998. Prior to founding Actuate, from April 1993 to November 1993, Mr. Nierenberg worked as a consultant for Accel Partners, a venture capital firm, evaluating investment opportunities in the enterprise software market. Mr. Nierenberg co-founded Unify Corporation, which develops and markets relational database development tools. Mr. Nierenberg held a number of positions at Unify including, Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Engineering and Chief Technical Officer. Mr. Nierenberg is currently a director for AwarePoint, a privately held software company, and is a member of the board of trustees for The Burnham Institute, a non-profit organization.

Peter I. Cittadini, 50, has been Chief Executive Officer of Actuate since August 2000 and has been the President of Actuate since October 1998. Mr. Cittadini was also Actuate’s Chief Operating Officer from October 1998 until August 2000 and served as Actuate’s Executive Vice President from January 1995 to October 1998. From 1992 to 1995, Mr. Cittadini held a number of positions at Interleaf, Inc., an enterprise software publishing company, including Senior Vice President of Worldwide Operations responsible for worldwide sales, marketing, customer support and services. From 1985 to 1991, Mr. Cittadini held a number of positions at Oracle Corporation, including Vice President, Northeast Division.

Daniel A. Gaudreau, 58, has been Senior Vice President, Operations and Chief Financial Officer since January 1999 and served as Vice President, Finance and Administration and Chief Financial Officer from February 1997 to January 1999. From January 1994 to February 1997, Mr. Gaudreau served as Vice President, Finance and Chief Financial Officer of Plantronics, Inc., a publicly traded telephone headset manufacturing company, where he was responsible for all financial and administrative operations. From January 1990 to January 1994, Mr. Gaudreau was Vice President, Finance and Chief Financial Officer at Ready Systems, an operating systems software company. Prior to that, Mr. Gaudreau spent two years at Apple Computer as the Controller of Fremont Manufacturing Operations, prior to which he spent 18 years at General Electric where he held various financial management positions. Mr. Gaudreau currently serves as a Director of BiTMICRO Networks, a privately held manufacturer of solid state storage devices.

Mark A. Coggins, 48, has been Senior Vice President, Engineering since October 2003. From May 2001 to April 2003, Mr. Coggins was Vice President, Engineering at Verisign, a publicly traded security software company. From January 1999 to April 2001, Mr. Coggins was Vice President, Products at ShortCycles, a CRM software company. Prior to that, Mr. Coggins held positions in engineering and marketing management at Netscape Communications, Interactive Development Environments and Hewlett Packard.

Thomas P. Ryan, 45, has been Senior Vice President, Customer Service and Chief Information Officer since January 2002 and served as Vice President and Director, Customer Service from August 1997 to December 2001. From June 1996 to July 1997, Mr. Ryan was a senior manager in the advanced support group at Informix. Prior to that, Mr. Ryan held various management positions at Illustra, Oracle Corporation and Amdahl.

Ilene M. Vogt, 47, has been Senior Vice President, Worldwide Operations since July 2002 and served as Senior Vice President and Vice President, North American Operations and Director, Western Region Sales from March 1995 to June 2002. From July 1991 to February 1995, Ms. Vogt was a Sales Manager for Interleaf, Inc.

N. Nobby Akiha, 48, has been Vice President, Marketing since August 2000. From August 1994 to July 2000, Mr. Akiha was Vice President, Marketing and Business Development at Inference Corporation. From October 1993 to July 1994, Mr. Akiha was a Senior Consultant at Regis McKenna, Inc. Prior to that, Mr. Akiha was Director of Marketing Communications at Interactive Development Environments and a Group Product Manager at Oracle Corporation.

Philip R. Strauss, 37, has been General Counsel and Vice President, Corporate Development since January 2005. Mr. Strauss was formerly Vice President and General Counsel of Brio Software (2000 to 2003), held positions as Corporate Counsel at Adobe Systems (2004 to 2005), Senior Counsel at Hyperion Solutions (2003) and was an associate in the law firms Shearman & Sterling LLP and Jones Day.

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

ITEM 1A.	RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

THE COMPANY HAS MADE, AND MAY IN THE FUTURE MAKE, ACQUISITIONS, WHICH INVOLVE NUMEROUS RISKS.

The Company’s business is highly competitive, and as such, its growth is dependent upon market growth and its ability to enhance its existing products, introduce new products on a timely basis and expand its distribution channels and professional services organization. One of the ways the Company has addressed and will continue to address these issues is through acquisitions of other companies. On January 5, 2006, the Company purchased all of the outstanding capital stock of performancesoft, Inc., a privately held company located in Toronto, Canada (“performancesoft”).

Specifically, the acquisition of performancesoft involves numerous risks, including the following:

•	The Company’s ability to maintain or achieve performancesoft revenue growth or to anticipate a decline in performancesoft revenue from any of its products or services;

•	The Company’s ability to develop and introduce performancesoft products and enhancements that respond to its customer requirements and rapid technological change;

•	The Company’s ability to maintain or select and implement appropriate business models and strategies within performancesoft;

•	The risks inherent in international operations, such as currency exchange rate fluctuations and economic and political conditions in Canada;

•	The performancesoft transaction was completed without the benefit of audited financial statements from performancesoft;

•	The performancesoft stock purchase agreement includes large escrow ($2.65 million) and earnout or contingent consideration (up to $13.5 million) provisions that could be the subject of disputes between the Company and certain former performancesoft shareholders; and

•	The performancesoft stock purchase agreement includes a covenant whereby the Company has agreed to keep the performancesoft subsidiary separate through fiscal 2006.

Generally, acquisitions (including that of performancesoft) involve numerous risks, including the following:

•	The benefits of the acquisition not materializing as planned or not materializing within the time periods or to the extent anticipated;

•	The Company’s ability to manage acquired entities’ people and processes that are headquartered in separate geographical locations from the Company’s headquarters;

•	The possibility that the Company will pay more than the value it derives from the acquisition;

•	Difficulties in integration of the operations, technologies, and products of the acquired companies;

•	The assumption of certain known and unknown liabilities of the acquired companies;

•	Difficulties in retaining key relationships with customers, partners and suppliers of the acquired company;

•	The risk of diverting management’s attention from normal daily operations of the business;

•	The Company’s ability to issue new releases of the acquired company’s products on existing or other platforms;

•	Negative impact to the Company’s financial condition and results of operations and the potential write down of impaired goodwill and intangible assets resulting from combining the acquired company’s financial condition and results of operations with its financial statements;

•	Risks of entering markets in which the Company has no or limited direct prior experience; and

•	The potential loss of key employees of the acquired company.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 24%, 21% and 18% in fiscal years 2005, 2004 and 2003, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through our direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 37%, 32%, and 30% for fiscal year 2005, 2004 and 2003, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be harmed.

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

IF THE MARKET FOR ENTERPRISE REPORTING AND PERFORMANCE MANAGEMENT APPLICATION SOFTWARE DOES NOT GROW AS THE COMPANY EXPECTS, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The market for Enterprise Reporting and Performance Management Application software products is still emerging and the Company cannot be certain that such market will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for Enterprise Reporting and Performance Management Application software products fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its enterprise reporting software and related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about Enterprise Reporting and Performance Management Applications and its products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be harmed.

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

The Company currently accounts for the issuance of stock options using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which the Company generally does not record compensation expense related to employee stock options in its financial statements. However, in accordance with SFAS 123 and SFAS 148, the Company provides additional disclosures of its operating results in the notes to its financial statements as if it had applied the fair value method of accounting. Had the Company accounted for its stock-based compensation expense for employees in its results of operations under the fair value method of accounting prescribed by SFAS 123, the compensation charges would have been significantly higher than the intrinsic value method used by the Company, resulting in a reduction of net income of approximately $5.7 million, $8.8 million, and $21.3 million in fiscal years 2005, 2004 and 2003, respectively.

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS 123 and supersedes APB 25 SFAS 123(R) requires compensation costs relating to share-based payment transactions to be recognized in financial statements. This statement is effective as of the beginning of the first annual period that began after June 15, 2005. Accordingly, the Company will be required to adopt SFAS 123(R) starting in our first fiscal quarter of 2006. The Company will adopt SFAS 123(R) using the “Modified Prospective Application” method as defined in the document. The Company expects the adoption of SFAS 123(R) to have a material adverse impact on its net income or loss and its net income or loss per share by decreasing its income or increasing its losses by the additional amount of such stock option charges. The Company is currently in the process of evaluating the extent of such impact and cannot quantify the amount of such impact at this time.

THE COMPANY MAY BE UNABLE TO SUSTAIN OR INCREASE ITS PROFITABILITY.

While the Company was profitable in its last two fiscal years, it incurred net losses during fiscal year 2003 and 2002. Its ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in its business. It expects its operating expenses to increase as its business grows, and it anticipates that it will make investments in its business. Therefore, the Company’s results of operations will be harmed if its revenues do not increase at a rate equal to or greater than increases in its expenses or are insufficient for it to sustain profitability.

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

CHANGES IN TAX RATES OR NEGATIVE TAX RULINGS COULD ADVERSELY IMPACT THE COMPANY’S FINANCIAL RESULTS.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “ACTU” and has been traded on Nasdaq since Actuate’s initial public offering in 1998. The following table sets forth the high and low closing sales prices of our common stock during the last two fiscal years:

	High	Low
First Quarter of Fiscal 2004	$3.80	$2.70
Second Quarter of Fiscal 2004	$4.09	$2.96
Third Quarter of Fiscal 2004	$3.92	$2.96
Fourth Quarter of Fiscal 2004	$3.59	$2.37
First Quarter of Fiscal 2005	$2.86	$2.28
Second Quarter of Fiscal 2005	$2.44	$1.71
Third Quarter of Fiscal 2005	$2.64	$1.85
Fourth Quarter of Fiscal 2005	$3.62	$2.43

According to the records of our transfer agent, as of January 31, 2006, Actuate had 141 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include, as one record holder each such brokerage house or clearing agency). We believe we had approximately 8,500 beneficial owners of our common stock. On January 31, 2006, the closing price of our common stock was $4.04 per share.

We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with the Consolidated Financial Statements and Notes thereto that are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheets data at December 31, 2005 and 2004 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the year ended December 31, 2002 and 2001 and the consolidated balance sheets data as of December 31, 2003, 2002 and 2001 are derived from audited consolidated financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License fees	$36,939	$42,703	$47,598	$58,280	$79,106
Services	69,462	61,954	56,857	50,884	48,100

Total revenues	106,401	104,657	104,455	109,164	127,206

Costs and expenses:
Cost of license fees	2,294	3,417	3,140	2,824	2,305
Cost of services	23,723	24,763	23,648	23,936	29,702
Sales and marketing	37,070	41,296	45,769	46,550	58,859
Research and development	16,533	19,847	18,732	18,576	19,011
General and administrative	13,115	10,856	12,220	12,724	10,853
Amortization of goodwill (in 2001 only) and other intangibles	487	1,110	2,021	3,082	10,704
Purchased in-process research and development	—	—	600	—	—
Restructuring charges	665	2,006	—	27,136	859

Total costs and expenses	93,887	103,295	106,130	134,828	132,293

Income (loss) from operations	12,514	1,362	(1,675)	(25,664)	(5,087)
Interest and other income, net	1,436	822	720	769	1,148

Income (loss) before income taxes	13,950	2,184	(955)	(24,895)	(3,939)
Provision for income taxes	2,359	886	3,542	576	2,478

Net income (loss)	$11,591	$1,298	$(4,497)	$(25,471)	$(6,417)

Basic net income (loss) per share (1)	$0.19	$0.02	$(0.07)	$(0.42)	$(0.11)

Shares used in basic net income (loss) per share calculation (1)	61,057	61,577	60,766	60,141	59,299

Diluted net income (loss) per share (1)	$0.18	$0.02	$(0.07)	$(0.42)	$(0.11)

Shares used in diluted net income (loss) per share calculation (1)	63,269	65,202	60,766	60,141	59,299

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$54,397	$47,273	$45,439	$44,867	$39,807
Working capital	38,889	30,362	27,085	29,874	28,143
Total assets	111,581	105,455	101,406	108,436	117,391
Long-term liabilities, less current portion	10,996	14,325	15,453	17,754	2,080
Stockholders’ equity	55,368	46,945	45,181	48,423	71,077

(1)	See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing net income (loss) per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the other sections of this annual report on Form 10-K, including “Business”, “Selected Financial Data”, and “Financial Statements and Supplementary Data.” This MD&A contains a number of forward-looking statements, all of which are based on our current expectations, beliefs and strategies and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Risk Factors” section

Our actual results may differ materially from those indicated in such forward-looking statements. See “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in this Report on Form 10-K and the risks discussed in other reports filed by us from time to time with the Securities and Exchange Commission.

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

Our total revenues for fiscal year 2005 were $106.4 million, which were slightly higher than our prior fiscal year revenues of $104.7 million. License revenues decreased by 13% from $42.7 million in fiscal 2004 to $36.9 million in fiscal year 2005. The decrease in license revenues was more than offset by growth in services revenues, which grew approximately 12% from $62.0 million in fiscal 2004 to $69.5 million in fiscal year 2005. This growth was primarily due to increases in maintenance pricing and the installed base of customers receiving ongoing maintenance and support.

For fiscal year 2005, net income was $11.6 million or $0.18 per diluted share compared with net income of $1.3 million or $0.02 per share in fiscal year 2004. The improvement in profitability was primarily due to lower expenses in fiscal year 2005 compared to fiscal year 2004. From fiscal year 2004 to fiscal year 2005, total costs and expenses decreased by $9.4 million. The main factor contributing to this decrease was our restructuring in the fourth quarter of 2004. This restructuring resulted in higher charges in fiscal year 2004, and lower expenses in 2005 as a result of lower headcount. In fiscal year 2004, provision for income taxes was $0.9 million compared to $2.4 million in fiscal year 2005.

North American total revenues decreased by approximately 1%, from $82.3 million in fiscal year 2004 to $81.2 million in fiscal year 2005, while revenues from our international regions increased 12% from $22.4 million in fiscal year 2004 to $25.2 million in fiscal year 2005. To date, we have sold our products internationally primarily through our subsidiaries in Europe and Asia/Pacific. During fiscal year 2005, we derived 24% of our total revenues from sales outside of North America while 21% of our total revenues were derived from sales outside North America in fiscal year 2004.

During fiscal year 2005, three trends continued to have significant impact on results of our operations. First, as an enterprise software vendor, we experienced a weak corporate spending environment for Enterprise Reporting Applications. We currently believe that corporate IT budgets will grow only modestly in 2006. Second, we continued to witness corporations consolidating their business intelligence and Enterprise Reporting Software purchases into fewer suppliers. Corporations were reluctant to buy software from new vendors. This impacted our ability to acquire as many new Global 9000 customers as planned. Finally, we continued to experience vigorous competition in the Enterprise Reporting market. The existence of this competitive environment required additional sales and marketing efforts to differentiate our products, which resulted in extended sales cycles. We believe that competition in the Enterprise Reporting market will continue to be vigorous in 2006.

During 2004, we announced four strategic initiatives to help improve the sale of our software products in the future. These initiatives are as follows:

•	Selling to IT Management—We intend to re-focus our sales efforts on selling our products to IT managers who we believe generally recognize the technical advantages of our products. We hope this initiative will result in increased license revenue in the short term.

•	Solution Selling to Line-of-Business Management—We are creating software solutions to market to line-of-business managers. These solutions are in the areas of financial management and customer self service reporting. We hope this initiative will result in increased license revenue over the medium-to-long term.

•	Investing in the Business Intelligence Reporting Tool (“BIRT”)—We are continuing to make a significant investment in creating a new open source code reporting tool, known as BIRT. We hope that BIRT will eventually become widely adopted by Java developers and will create demand for our other commercially available products. The BIRT project is a long-term initiative.

•	Selling to Global 9000 Corporations in the Financial Services Sector—We intend to continue focusing on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector.

During 2005 we continued to pursue these initiatives started in 2004 and we will continue to do so in 2006. We have added the following strategic initiative resulting from our acquisition of performancesoft:

Delivering a highly differentiated Performance Management offering—We intend to combine performancesoft’s leading Performance Management applications and Actuate’s Enterprise Reporting Application platform to provide capabilities for distributing accountability throughout the enterprise. We hope this initiative will result in increased license revenue in the short-to-medium term.

As of December 31, 2005, we had 491 full-time employees, a net increase of 11 employees, or 2%, in our workforce reported as of December 31, 2004. We expect our headcount to grow considerably in 2006 with the inclusion of the personnel from performancesoft, which was acquired in January 2006.

In the first quarter of 2004 we recognized $586,000 in severance, benefit and related legal costs when we initiated a restructuring of our international sales operation to size the operation to meet the expected business and economic environment for our products in overseas markets. This restructuring resulted in a workforce reduction of five people. In the fourth quarter of 2004, we implemented a second restructuring program. This was to further align our cost structure with future revenue expectations. The restructuring plan reduced our operating expenses considerably in 2005. Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Therefore, only a portion of the costs associated with this restructuring were reflected in our results of operations for the fourth quarter of 2004. The total amount of these costs expensed during the fourth quarter of 2004 was approximately $1.4 million. Under this restructuring program, we recognized additional restructuring expenses of approximately $665,000 in fiscal year 2005. These costs were related to the restructuring of our international sales operation and primarily consisted of charges related to employee matters, estimated settlement costs stemming from employee litigation and idle facilities. According to SFAS 146, in order to record the costs related to an idle facility, we must first cease use of the facility. We ceased use of this facility in the first quarter of fiscal year 2005.

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

Allowance for Doubtful Accounts.    Our accounts receivable is subject to collection risks. Our gross accounts receivable is reserved against this risk through an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration a combination of factors. We look at factors such as past experience, credit quality of the customer, age of the receivable balance, and current economic conditions. These factors are reviewed to determine whether a specific reserve for bad debt should be recorded to reduce the related receivable to the amount believed to be collectible. We also specifically reserve for all outstanding domestic consulting, training, and maintenance renewal invoices which are older than a specified number of months past due.

We also record unspecified reserves for bad debt for all other customers based on a variety of factors, including length of time the receivables are past due and historical experience. A reserve percentage is applied to various aged categories of receivables based on historical experience to determine how much of an unspecified reserve is needed. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Income Taxes.    We make certain estimates and judgments in the calculation of tax liabilities and the determination of net deferred tax assets, which arise from temporary differences between tax and financial statement recognition methods. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Based on all the available evidence we believe that the deferred tax assets recorded on our balance sheet may not be realized. As a result a valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for and amount of the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income or reduce loss, reduce goodwill or intangibles or increase shareholder’s equity in the period such determination was made. Likewise, if we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Due to the current economic environment, increased competition, a history of net losses, and our uncertainty in projecting future taxable income, we have determined that we can no longer rely on projections of future taxable income to support the realization of our deferred tax assets. A valuation allowance has, therefore, been recorded in fiscal year 2005 to reduce deferred tax assets to zero, except for $129,000 of deferred tax assets recorded in the United Kingdom.

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

Valuation of Goodwill and Other Purchased Intangible Assets.    We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, customer lists, non-compete agreements, experienced workforce, and trademarks. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets, or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If the assessment indicates that the intangible asset is not recoverable, we will reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. As of December 31, 2005 the net carrying amount of our intangible assets was $1.2 million.

We evaluate goodwill at least annually for indications of impairment based on our fair value as determined by our market capitalization in accordance with Statement of Financial Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

Valuation of Minority Interest in Actuate Japan.    The minority shareholders of Actuate Japan have the option to put their equity interest (“Minority Interest”) in Actuate Japan and we have the option to call the Minority Interest for approximately $756,000 as of December 31, 2005. Our policy is to record a loss, if any, at the time that the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put and call option, we would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. We periodically perform a valuation analysis of the Minority Interest. This valuation analysis includes assumptions regarding projected future cash flows and discount rates. Variances in these assumptions could have a significant impact on our conclusion as to whether a loss is probable and the amount of the loss. As of December 31, 2005, we concluded that a loss was not probable. We consolidate 100% of the operating results and all investments in the subsidiary are eliminated in consolidation.

Recovery of Long-Lived Assets.    The Company evaluates the recovery of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Revenues:
License fees	35%	41%	46%
Services	65	59	54

Total revenues	100	100	100

Costs and expenses:
Cost of license fees	2	3	3
Cost of services	22	24	22
Sales and marketing	35	40	44
Research and development	16	19	18
General and administrative	12	10	12
Amortization of other intangibles	—	1	2
Purchased in-process research and development	—	—	1
Restructuring charges	1	2	—

Total costs and expenses	88	99	102

Income (loss) from operations	12	1	(2)
Interest and other income, net	1	1	1

Income (loss) before income taxes	13	2	(1)
Provision for income taxes	2	1	3

Net income (loss)	11%	1%	(4)%

Revenues

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2005	2004	2003	2004 to 2005		2003 to 2004
(dollars in thousands)

$106,401	$104,657	$104,455	$1,744	2%	$202	0%

Our revenues are derived from license fees and services, which include software maintenance and support, consulting, and training. The increase in total revenue for fiscal 2005 compared to fiscal 2004 was due primarily to a 16% or approximately $7.3 million increase in our maintenance revenue due to the impact of an aggressive support renewal pricing structure implemented in fiscal year 2004 and a continued increase in the worldwide installed base of customers receiving ongoing support. These increases were offset by a decrease of approximately 13% or $5.8 million in our license and 2% or $256,000 in our consulting services revenues. We believe these decreases were primarily due to increased competition from other vendors in our market as well as several unusually large license deals signed in fiscal year 2004. The slight increase in total revenues for fiscal 2004 compared to fiscal 2003 was due to an increase of approximately 15% in support and maintenance revenue due to continued increase in worldwide installed base of customers receiving ongoing maintenance and support, offset by decreases of approximately 10% or $4.9 million in license and 4% or $742,000 in consulting services revenues. We believe these decreases were due primarily to increased competition from other vendors in our market.

License Fees

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2005	2004	2003	2004 to 2005		2003 to 2004
(dollars in thousands)

$ 36,939	$42,703	$47,598	$(5,764)	(13)%	$(4,895)	(10)%

The decrease in license revenue, in both percentage and absolute dollar terms for fiscal 2005 compared to fiscal 2004 and for fiscal year 2004 as compared to fiscal year 2003 was primarily seen in our North American region and was primarily due to several interrelated factors, including (i) a continued depressed information technology spending environment for enterprise reporting solutions, (ii) difficulty in securing new customer accounts, (iii) continued competitive pressures, and (iv) fewer significant transactions, each individually in excess of $1.0 million, in fiscal year 2005 compared to fiscal year 2004. The following table represents the changes in license revenue by region:

(dollars in thousands)	Year Ended December 31,			2004 to 2005		2003 to 2004
Software License	2005	2004	2003	$ Change	% Change	$ Change	% Change
North America	$26,942	$33,552	$39,228	$(6,610)	(20)%	$(5,676)	(14)%
International	9,997	9,151	8,370	846	9%	781	9%

Total license revenue	$36,939	$42,703	$47,598	$(5,764)	(13)%	$(4,895)	(10)%

Percentage of total revenue:	35%	41%	46%

The European region marked the highest growth in license revenue during fiscal year 2005. This was due mainly to a significant agreement with a financial institution during the fourth quarter of fiscal year 2005. The decreases in license revenues in North America over fiscal 2004 were primarily due to less large deals in excess of $1.0 million in fiscal year 2005. In addition, the competitive environment in our market niche continues to contribute to the decrease in domestic license revenues in fiscal 2005 over 2004 year. License revenues derived from our indirect channel partners, including OEMs, systems integrators and resellers, accounted for 37%, 32% and 30% of total revenues from license fees for fiscal years 2005, 2004 and 2003, respectively.

We expect license fees to increase in absolute dollars in fiscal year 2006 primarily as a result of our recent acquisition of performancesoft, inc., which occurred in January 2006.

Maintenance and Service Revenue

Maintenance and services revenue comprised of maintenance and support, professional services, and training. The steady increase in maintenance revenue from fiscal year 2004 to 2005 was mainly attributed to the impact of the Company’s change in pricing structure of maintenance renewals introduced in fiscal year 2004, as well as a larger installed base of customers receiving ongoing maintenance and support. Also in fiscal year 2005, the Company benefited from a concerted effort to increase maintenance renewals. In contrast to prior years, in order to increase maintenance renewals, the Company hired additional employees to head the effort of ensuring customers renew their maintenance agreements once the original maintenance contracts expire. This effort was undertaken during the second quarter of fiscal 2004 and resulted in continued increase of maintenance and support revenue in both fiscal years 2004 and 2005. In fiscal 2005 our professional services revenues remained relatively consistent in all geographical regions with the levels experienced in fiscal 2004. We expect maintenance and services revenue to increase in fiscal year 2006 in absolute dollars as our installed base of customers under maintenance continues to grow and as a result of our acquisition of performancesoft, inc. in January 2006.

Costs and Expenses

Cost of License Fees

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2005	2004	2003	2004 to 2005		2003 to 2004
(dollars in thousands)

$ 2,294	$3,417	$3,140	$(1,123)	(33)%	$277	9%

Cost of license fees consists primarily of production costs including printing and packaging, amortization of purchased technologies, third party royalty fees and localization costs. The decrease in cost of license fees in fiscal year 2005 was primarily due to a 13% decrease in software license revenues resulting in approximately $400,000 reductions in third party royalties and $200,000 in production costs. Third party royalties further decreased due to the fact that we are no longer obligated to pay royalties to one of our main vendors as we acquired the rights to the underlying technology outright in the fourth quarter of fiscal year 2005. There was also a reduction of approximately $620,000 in the amortization of purchased technologies. Purchased technologies related to the Tidestone acquisition became fully amortized in the second quarter of fiscal 2005 and accounted for approximately $530,000 of the decrease. The increase in cost of license fees in fiscal year 2004 as compared to fiscal year 2003 was primarily due to a full year amortization of purchased technology as a result of our acquisition of Nimble Technology in fiscal year 2003 resulting in a net increase of $370,000, increased third party royalties of $430,000 offset by a $360,000 decrease in localization costs. We expect our cost of license fees as a percentage of revenues from license fees to gradually increase in future periods primarily as a result of the straight line amortization of purchased technology associated with the acquisition of performancesoft, inc. in January of 2006.

Cost of Services

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2005	2004	2003	2004 to 2005		2003 to 2004
(dollars in thousands)

$ 23,723	$24,763	$23,648	$(1,040)	(4)%	$1,115	5%

Cost of services consists primarily of personnel and related costs, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services in absolute dollars in fiscal year 2005 compared to fiscal year 2004 is primarily a result of the decrease in employee compensation and related costs of $1.6 million due to an 8% reduction to our services headcount or approximately 9 heads and reduced facilities cost of approximately $400,000. These decreases were offset by increased third party consulting costs of approximately $1.0 million. Our increase in maintenance and support revenues, combined with a 4% reduction to the overall cost of services, resulted in improved services margins of approximately 6% over fiscal year 2004. The increase in cost of services in absolute dollars in fiscal year 2004 compared to fiscal year 2003 is primarily a result of the increase in service revenue during the year. Although service revenue in absolute dollars increased by $5.1 million over fiscal year 2003, cost of services as a percentage of services revenues decreased from 42% in fiscal year 2003 to 40% in fiscal year 2004. This decrease is due to the fact that the primary driver in the service revenue increase was derived from maintenance and support, which have considerably lower costs associated with them than consulting services. We expect cost of services to increase in fiscal year 2006 in line with the anticipated increase in service revenues associated with our acquisition of performancesoft, inc. in January 2006.

Sales and Marketing

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2005	2004	2003	2004 to 2005		2003 to 2004
(dollars in thousands)

$ 37,070	$41,296	$45,769	$(4,226)	(10)%	$(4,473)	(10)%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses decreased in fiscal year 2005 as compared to fiscal year 2004 due primarily to a $3.1 million reduction in compensation and associated expenses and a $1.0 million reduction of facilities and equipment charges. This decrease was mainly the result of our restructuring plan that was implemented in the fourth quarter of fiscal year 2004 which resulted in a significant reduction to our international sales operations. Sales and marketing expenses decreased in fiscal year 2004 as compared to fiscal year 2003 due primarily to a reduction of $3.5 million in marketing program expenses and a reduction of $1.1 million in professional and outside consulting services, both as a result of the Company’s efforts in fiscal year 2004 to focus on reducing overall marketing expenditures. Sales and marketing expenses also decreased in fiscal year 2004 partially as a result of the restructuring in the fourth quarter of 2005, which resulted in a 24% decrease in headcount as compared to 2003. At the end of fiscal year 2005, we had 156 employees in sales and marketing, compared with 151 and 199 employees at the end of fiscal years 2004 and 2003, respectively. We currently expect our sales and marketing expenses to increase in absolute dollars in fiscal year 2006 primarily due to our recent acquisition of performancesoft, inc. in January of 2006.

Research and Development

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2005	2004	2003	2004 to 2005		2003 to 2004
(dollars in thousands)

$ 16,533	$19,847	$18,732	$(3,314)	(17)%	$1,115	6%

Research and development costs are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. The decrease in fiscal year 2005 as compared to fiscal year 2004 was primarily attributed to the consolidation of our research and development facilities which resulted in the closure of our office in Seattle, Washington. This closure occurred during the fourth quarter of fiscal year 2004 and resulted in compensation, travel and facilities related savings of approximately $3.2 million in 2005. The increase in fiscal year 2004 was primarily due to costs associated with the opening of our Shanghai research facility totaling approximately $510,000. At the end of fiscal year 2005, we had 130 employees in research and development compared to 126 and 130 employees at the end of fiscal years 2004 and 2003, respectively. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve. We expect research and development expenses to increase in absolute dollars in fiscal year 2006 due to our recent acquisition of performancesoft, inc. in January of 2006.

General and Administrative

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2005	2004	2003	2004 to 2005		2003 to 2004
(dollars in thousands)

$ 13,115	$10,856	$12,220	$2,259	21%	$(1,364)	(11)%

General and administrative expenses consist primarily of personnel and related costs in finance, human resources, legal and tax functions, as well as audit and legal fees and bad debt expense. The increase in expenses in fiscal year 2005 in absolute dollars was primarily due to a continued increase in professional consulting fees of approximately $1.3 million. This increase was primarily due to costs incurred in early 2005 related to the Company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act for fiscal year 2004. We also experienced an increase of approximately $500,000 due primarily to a full year of depreciation and capitalized costs related to the implementation of our new accounting system, which was activated in August of fiscal year 2004. Employee compensation and related costs also increased by approximately $400,000 due to the addition of 11 heads or a 13% increase in headcount. The $1.4 million decrease in general and administrative expenses from fiscal year 2003 to fiscal year 2004 was primarily due to a decrease of $2.0 million in legal costs associated with the MicroStrategy litigation, which ended favorably in fiscal year 2004. We also recorded a reversal of sales taxes of $365,000 in the second quarter of fiscal year 2004 due to a favorable outcome on our Board of Equalization audit. In addition, we negotiated a more favorable property and liability insurance premium, which lowered the expense by approximately $260,000 in fiscal year 2004. These decreases were offset by increases in professional consulting fees and internal personnel costs of approximately $1.2 million in fiscal year 2004 as a result of the Company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We expect our general and administrative expenses to increase in absolute dollars for fiscal year 2006. This overall increase will be primarily due to the addition of performancesoft, inc. in the first quarter of 2006. This overall increase will partially be offset by a decrease in professional fees associated with maintaining compliance under the Sarbanes-Oxley Act.

Amortization of Other Intangibles

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2005	2004	2003	2004 to 2005		2003 to 2004
(dollars in thousands)

$ 487	$1,110	$2,021	$(623)	(56)%	$(911)	(45)%

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SAFS 142”), we discontinued the amortization of goodwill effective January 1, 2002. The provisions of SFAS 142 require an impairment test at least annually, which we completed on October 1, 2003, October 1, 2004 and October 1, 2005. None of these annual impairment tests resulted in an impairment of recorded goodwill.

The decreases in amortization of other purchased intangibles in both absolute dollars and as a percentage of total revenues for fiscal year 2005 as compared to fiscal year 2004 was due to the fact that we fully amortized the other intangibles associated with our acquisitions of Tidestone and Nimble Technology by the second and third quarter of fiscal year 2005, respectively. In addition, during the second quarter of fiscal year 2005, we offset approximately $527,000 of accrued liabilities from our purchase of Nimble Technology against purchased technologies as the contingencies that gave rise to the original accrued liability amounts were settled for an amount lower than originally estimated. As there was no goodwill associated with the Nimble acquisition, the reduction of accrued liabilities resulted in a decrease to unamortized purchased technologies during the second quarter of fiscal year 2005. The net decrease in amortization of other purchased intangible assets in fiscal year 2004 as compared to fiscal year 2003 was primarily due to the customer base related to prior acquisitions in Europe that were fully amortized by the middle of fiscal year 2003. This resulted in a decrease of approximately $1.0 million offset by an increase in the amortization of purchased technology and workforce of $488,000 related to the acquisition of Nimble Technology. We expect the estimated amortization expense of our existing other purchased intangible assets to increase in future periods due to our acquisition of performancesoft, inc. in January of fiscal year 2006.

Restructuring Charges

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2005	2004	2003	2004 to 2005		2003 to 2004
(dollars in thousands)

$ 665	$2,006	$ —	$(1,341)	(66.8)%	$2,006	N/A

The following discussion should be read in conjunction with the Notes to the Consolidated Financial Statements, which are included in this Form 10-K.

During fiscal year 2002, we recorded a restructuring charge of $27.1 million. This charge consisted of a $24.8 million facility exit charge and $2.3 million in costs related to the reduction of our worldwide workforce.

The facility exit charge was the result of a long-term non-cancelable lease agreement that we entered into during the fourth quarter of fiscal year 2000, in anticipation of a projected business expansion. During the third quarter of fiscal year 2002, we decided to exit this facility. We review our assumptions underlying the idle facilities reserve on a regular basis. During the third quarter of fiscal year 2005, the sublease was extended with the existing tenant. As a result of this extension, some of the assumptions that were previously asserted changed and, accordingly, we revised and lowered the estimated exit costs by approximately $404,000.

During fiscal year 2004, the Company underwent two restructurings. The first occurred in the first quarter of fiscal year 2004 when we initiated a restructuring of our international sales operation. We undertook this restructuring in order to size the operation to meet the expected business and economic environment for our products in international markets and to shift our sales strategy from one based primarily on direct sales to a strategy more focused on indirect sales channels. This restructuring consisted primarily of a workforce reduction and associated legal expenses, which resulted in a headcount reduction of five people and associated severance, benefit and related legal costs of $586,000 during the first quarter of 2004.

In the fourth quarter of 2004, we implemented a second restructuring program. This was to further align our cost structure with future revenue expectations. Under this restructuring program, we recognized restructuring expenses of approximately $1.4 million in the fourth quarter of 2004 and approximately $665,000 in fiscal year 2005. These costs were entirely related to the restructuring of our international sales operation and primarily consisted of charges related to employee matters, estimated settlement costs stemming from employee litigation and idle facilities charges. These costs were partially offset by reductions in an office lease loss accrual due to an early termination of the facility lease. According to Financial Accounting Standards statement No. 146 (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities”, in order to record the costs related to an idle facility, we must first cease use of the facility. We ceased use of this facility in the first quarter of fiscal year 2005.

We are currently in the process of evaluating whether to consolidate any of our facilities as a result of the performancesoft acquisition. If we were to consolidate any of our facilities in fiscal year 2006 it could result in a facility-related restructuring charge.

The following table summarizes the analysis of the restructuring accrual activity for the fiscal years ended December 31, 2003, 2004 and 2005 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2002	$668	$20,195	$20,863
Cash payments	(480)	(3,767)	(4,247)
Changes in estimate	(188)	188	—
Rents collected on the sublease	—	646	646

Balance at December 31, 2003	—	17,262	17,262
Restructuring charges	2,006	—	2,006
Cash payments	(612)	(3,649)	(4,261)
Changes in estimate	(125)	—	(125)
Rents collected on the sublease	—	1,352	1,352

Balance at December 31, 2004	1,269	14,965	16,234
Restructuring charges	744	(79)	665
Cash payments	(1,106)	(4,062)	(5,168)
Changes in estimate	(442)	278	(164)
Rents collected on the sublease	—	1,266	1,266

	465	12,368	12,833
Less: Current portion	(465)	(2,483)	(2,948)

Balance at December 31, 2005	$—	$9,885	$9,885

Interest and Other Income, Net

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2005	2004	2003	2004 to 2005		2003 to 2004
(dollars in thousands)

$ 1,436	$822	$720	$614	75%	$102	14%

Interest and other income, net, are comprised primarily of interest income earned by us on our cash and short-term investments. The increase for fiscal year 2005 compared to fiscal year 2004 was primarily due to improved returns on our cash and investments of $820,000 and currency exchange gains totaling $300,000. These increases were offset by a realized investment loss of $301,000 which we incurred in the second and third quarters of fiscal year 2005, a one-time grant of $138,000 received in the prior year and adjustments of approximately $70,000 in personnel and social taxes by our international subsidiaries. The realized investment loss was associated with our investment in a company that we evaluated during the second quarter of fiscal year 2005. We determined the value to be other than temporarily impaired and, accordingly, reduced the book value from $500,000 to approximately $199,000. In the fourth quarter of fiscal 2005, this company was acquired and we received approximately $170,000 in cash. The remaining balance of approximately $30,000 has not yet been received by Actuate, as it is pending final settlement. The increase in interest and other income, net, in fiscal year 2004 from 2003 was primarily due to improved returns on our cash and investments totaling approximately $650,000 and other gains totaling $175,000 related to currency exchange transactions with our international subsidiaries. We expect interest and other income to decrease slightly in fiscal year 2006 due to the fact that a significant cash outlay was required to close our acquisition of performancesoft, inc. in January 2006.

Provision for Income Taxes

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2005	2004	2003	2004 to 2005		2003 to 2004
(dollars in thousands)

$ 2,359	$886	$3,542	$1,473	166%	$(2,656)	(75)%

The provision for income taxes of $2.4 million, $886,000 and $3.5 million is based on pretax income of $13.9 million, $2.2 million, and pretax losses of $1.0 million in fiscal years 2005, 2004 and 2003, respectively. The provision for income taxes in fiscal years 2005 and 2004 represents primarily federal, state and foreign taxes as adjusted for the impact of operating losses utilized, income tax credits and the reversal of reserves no longer required. The provision for income taxes in fiscal year 2003 represents primarily federal, state and foreign taxes as adjusted for the impact of operating losses not currently utilized, income tax credits, and the write off of deferred tax assets recognized in 2002. The increase in the provision for income taxes in fiscal year 2005 compared to fiscal year 2004 was primarily due to higher pre-tax book income. The higher pre-tax book income along with the utilization of net operating loss carry forwards reduced the effective tax rate from 40.5% to 16.9%. The decrease in the provision for income taxes in fiscal year 2004 compared to fiscal year 2003 was primarily due to a $3.0 million increase in 2003 in the valuation allowance for deferred tax assets that did not occur in 2004.

We have determined that, based on a number of factors discussed below, as of December 31, 2005, no deferred tax assets should be recognized. A valuation allowance has, therefore, been recorded to reduce deferred tax assets to zero except for $129,000 of deferred tax assets recorded in the United Kingdom. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for and amount of the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income or reduce loss, reduce goodwill or intangibles or increase shareholder’s equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Due to the current economic environment, increased competition, a history of net losses, and our uncertainty in projecting future taxable income, we have determined that we can no longer rely on projections of future taxable income to support the realization of our deferred tax assets. During the year ended December 31, 2005, we recorded a $1.9 million decrease to the valuation allowance related to the deferred tax benefit utilized in the current year. We will continue to assess our ability to realize the tax benefits available to us based on actual and forecasted results.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was enacted. Among other provisions, the Jobs Act provides for a deduction for income from qualified domestic production activities phased in from 2005 to 2010, and a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. We have not and do not plan to repatriate foreign earnings under the Jobs Act and have determined the impact of the deduction for domestic production activities. Such deduction was first available to the Company in 2005. The deduction does not have an impact on our provision for income taxes due to the net operating losses utilized.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

As of December 31, 2005, cash, cash equivalents and short-term investments were $54.4 million, compared to $47.3 million as of December 31, 2004.

Cash generated by operations was $13.3 million for the year ended December 31, 2005 compared to $4.9 million for the same period in fiscal 2004. This increase largely resulted from (i) an increase in net income primarily due to lowered operating expenses derived from our restructuring plan implemented in the fourth quarter of fiscal year 2004; (ii) increased deferred revenue balances; and (iii) a smaller increase in the accounts receivable balance when compared to fiscal year 2004. Accounts receivable, net of allowances, increased $2.0 million, or 8%, to $26.8 million as of December 31, 2005 from $24.8 million as of December 31, 2004. Days sales outstanding (DSO), calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, increased to 85 days as of December 31, 2005 from 83 days as of December 31, 2004. The slight increase in DSO and accounts receivable is attributable to several factors, including unusually high billings in the last month of the quarter as a percentage of total billings for the quarter. These increases were offset by a decrease of $3.4 million in restructuring related liabilities, and decreases of $1.9 million to satisfy other accrued liabilities in fiscal 2005.

Net cash provided by operations was $4.9 million during fiscal year 2004, compared to $4.3 million in fiscal year 2003, an increase of $600,000. Net cash provided by operating activities increased primarily due to (i) generation of net income of $1.3 million in fiscal year 2004 as compared to a net loss of $4.5 million in 2003; and (ii) reduced payments related to restructuring. This was mostly due to an increase in sublease income that directly off-set the restructuring liability reserves during fiscal year 2004. This increase was offset by a higher accounts receivable balance at December 31, 2004.

Accounts receivable, net of allowances, increased by $4.6 million or 23% to $24.8 million as of December 31, 2004 from $20.2 million as of December 31, 2003. Days sales outstanding (DSO), calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date increased from 68 days at December 31, 2003 to 83 days at December 31, 2004. This high DSO number was the result of several factors, including unusually high billings in the last month of the quarter as a percentage of total billings for the quarter.

Cash used in investing activities was $2.9 million for the year ended December 31, 2005 compared to $3.1 million used for the same period in fiscal 2004. Cash used in investing activities remained relatively constant as purchases of property and equipment were unusually high in fiscal year 2004 due to the implementation of a new enterprise-wide accounting software application. This was offset by an increase in purchases of short-term investments and a payment to a minority shareholder as a result of their exercise of a put option in fiscal year 2005.

Cash used in investing activities was $3.1 million in fiscal 2004 compared to $6.4 million used in fiscal 2003. This decrease in fiscal year 2004 was primarily due to the acquisition of Nimble Technology in July of fiscal year 2003 offset by increase in payments associated with purchase of property and equipment in fiscal year 2004 which were due to the implementation of our new enterprise-wide accounting software application.

Cash used in financing activities was $5.1 million for the year ended December 31, 2005 compared to $318,000 used in fiscal 2004, a change of $4.8 million. This increase in cash used was primarily the result of lower proceeds from the issuance of common stock in fiscal year 2005, offset by increased level of stock repurchases. In fiscal year 2005, we spent approximately $7.1 million in cash to repurchase approximately 3.0 million shares of common stock in the open market.

Net cash used in financing activities was $318,000 in fiscal year 2004 compared to net cash provided by financing activities of $1.1 million in fiscal year 2003, a change of $1.4 million. This decrease was primarily the result of lower proceeds from the issuance of common stock in 2004, offset by a lower level of stock repurchases in 2004. For fiscal year 2004, we spent $2.7 million in cash to repurchase approximately 824,000 shares of our common stock in the open market. This was partially offset by proceeds derived from the issuance of common stock under our employee stock purchase and stock option plans which totaled approximately $2.4 million in fiscal year 2004. In fiscal year 2003, net cash provided by financing activities were primarily due from proceeds derived from the issuance of common stock under our employee stock purchase and stock option plans totaling $4.1 million, partially offset by the repurchase of shares of our common stock. In fiscal year 2003, we spent approximately $3.0 million in cash to repurchase approximately 1.0 million shares of common stock in the open market.

	Year ended December 31,
	2005	2004	2003
	(In thousands, except share data)
Number of shares repurchased	3,002,731	824,300	1,040,817
Cost of shares repurchased	$7,078	$2,690	$2,964

We believe that our current cash balances and cash generated from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may find it necessary to sell additional equity, draw down under our existing credit facility or obtain additional credit facilities. The sale of additional equity could result in additional dilution to our current stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the acquisition of the minority interest in our 78% owned subsidiary in Japan, or complementary products or to obtain the right to use complementary technologies.

In February 2006, a minority shareholder of Actuate Japan notified us that it wishes to exercise its rights to put its equity interest in Actuate Japan. We anticipate that we will pay approximately $350,000 for this interest during the first quarter of 2006.

In January 2006 we paid approximately $16.5 million in cash to acquire all of the outstanding equity of performancesoft. Under the performancesoft acquisition agreement, we are obligated to pay up to $13.5 million in additional consideration to the shareholders of performancesoft based on the gross revenue of performancesoft (determined in accordance with U.S. GAAP) during the period beginning on January 5, 2006 and ending on December 31, 2006. No additional consideration is payable if performancesoft does not meet specific minimum gross revenue thresholds or if a specific operating margin target is not satisfied. The exact amount of any such additional consideration is dependent on the amount of gross revenue for performancesoft reflected in our consolidated financial statements for 2006, and is subject to adjustment if specified operating expense targets are exceeded. Any such additional consideration is required to be paid by Actuate on or prior to February 28, 2007.

Under the Company’s stock repurchase program, the Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advance by the Board. From the end of the fiscal year through February 14, 2006, the Company has repurchased a total of 289,000 shares for a total of approximately $989,000 in the open market under this stock repurchase plan.

Contractual Obligations and Commercial Commitments.

The following table summarizes our contractual obligations as of December 31, 2005 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Lease obligations:
Operating lease (1)	$20,855	$5,255	$8,056	$6,064	$1,480
Purchase obligations (2)	2,426	2,426	—	—	—

Total commitments	23,281	7,681	8,056	6,064	1,480
Other liabilities (3)	1,000	1,000	—	—	—

Total	$24,281	$8,681	$8,056	$6,064	$1,480

(1)	Our future contractual obligations include minimum lease payments under operating leases at December 31, 2005, net of contractual sublease proceeds.

(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2005. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	Includes $1.0 million for the purchase of source code from a third party. See section below entitled “Third Party Source Code” for further discussion.

Of the remaining net future minimum lease payments, approximately $9.5 million is included in restructuring liabilities on the Company’s consolidated balance sheet as of December 31, 2005.

In connection with the office building leases in South San Francisco, California, we initially provided the landlord with letters of credit in the amount of $3.9 million as a security deposit. We have provided a security interest in all of our assets as collateral for the letter of credit. These letters of credit have been reduced at pre-determined intervals. As of December 31, 2005 the amounts remaining under these letters of credit total $1.8 million.

Investment in Actuate Japan.    The minority shareholders of Actuate Japan have the option to put their 22% equity interest (“Minority Interest”) in Actuate Japan and we have the option to call the Minority Interest for approximately $756,000 as of December 31, 2005. In April 2005, a minority shareholder of Actuate Japan notified us that it wished to exercise its right to put its equity interest in Actuate Japan. This minority shareholder exercised its right on October 24, 2005 resulting in a payment of $366,000 by Actuate. As a result of this exercise, the minority shareholders of Actuate Japan have the option to put their remaining 22% equity interest (“Minority Interest”) in Actuate Japan and we have the option to call the Minority Interest for approximately $756,000 as of December 31, 2005.

Acquisition of performancesoft inc.    In January 2006 the Company acquired all of the outstanding shares of capital stock of performancesoft inc. The acquisition principally consisted of an initial cash purchase price of $16.5 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for 2006. This contingent consideration would be payable in 2007.

Third Party Source Code.    In December of 2005 Actuate agreed to purchase source code from a third-party technology vendor for $1,150,000 in cash. Prior to this purchase Actuate had been paying royalties to this vendor for the right to use and sell this underlying technology in its products. As of December 31, 2005 we have made the first payment of $150,000 due under this agreement. The remaining balance of $1.0 million would be due upon acceptance of the source code, which is expected to occur in the first quarter of 2006. Under this agreement, royalties are no longer required to be paid. The source code fee is being capitalized and will be amortized to cost of license on a straight-line basis over the expected three year life of the software.

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

Recently Issued Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to

Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows. The guidance in this FSP will be applied to reporting periods beginning after December 15, 2005.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.

In June 2005, the Emerging Issues Task Force (EITF) issued No. 05-06 – “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, significantly after the inception of the lease, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively effective beginning on January 1, 2006. We do not expect the adoption of EITF 05-6 to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 (“APB 25”) to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

SFAS No. 123R will be effective for our fiscal quarter beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that is outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. We are in the process of evaluating the approximate impact of SFAS No. 123R for fiscal 2006, however, we expect the impact to be material. The actual effects of adopting SFAS No. 123R will depend on numerous factors including, but not limited to, the assumed award forfeiture rate and the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis, or MD&A, subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R) in the first quarter of fiscal 2006, which is likely to have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment of Accounting Principles Board Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for the Company for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS 153 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.    Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk.    During the fiscal years 2005 and 2004 we derived 24% and 22%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our gains due to foreign exchange rate fluctuations were approximately $89,000 in fiscal year 2005 compared to losses of approximately $210,000 during fiscal year 2004.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 9, 2004, the Audit Committee of the Company decided to dismiss Ernst & Young LLP as the independent accountants of Actuate Corporation. On June 13, 2004, Ernst & Young LLP was notified of such dismissal. The report of Ernst & Young LLP on the financial statements of the Company for 2003 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Audit Committee of Actuate Corporation.

In connection with its audit for the fiscal year 2003 and through June 13, 2004, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their report on the financial statements for such years. Other than as described below, during fiscal year 2003 and through June 13, 2004, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

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

In 2005 management identified a material weakness while assessing the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. See Item 9A—Controls and Procedures for a description of the material weakness.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Actuate maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in the reports we file or submit was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In 2005, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and this assessment identified the following material weakness: The Company’s policies and procedures did not require review and approval by the relevant senior accounting personnel at the parent company level of journal entries for material nonrecurring transactions originating at the foreign subsidiary level. The absence of this control resulted in a failure in the Company’s year-end financial statement close process to ensure that original assumptions made in determining the amount of a restructuring charge had not changed as of year-end. As a result of this deficiency, a material error in accounting for the amount recorded for a restructuring charge originating at a foreign subsidiary level occurred. This material error in accounting was corrected by reducing the restructuring charge and the related accrued liability prior to issuance of the Company’s 2004 consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued their report on our assessment of our internal control over financial reporting, which is included herein.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. There are inherent limitations to the effectiveness of any controls system. A controls system, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and any instances of fraud, within a company will be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding our directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act,” respectively, contained in our proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 24, 2006 (the “Proxy Statement”). The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Actuate Executive Officers.”

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

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2005, that were either approved or not approved by stockholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of available securities remaining for future issuance
Equity compensation plans approved by stockholders (1)	18,054,739	$2.88	11,786,773
Equity compensation plans not approved by stockholders (2)	1,237,665	$2.00	647,271

Total	19,292,404	$2.83	12,434,044

(1)

Consists of five plans: our Amended and Restated 1998 Equity Incentive Plan, Tidestone 1998 Incentive Stock Option Plan, Tidestone Non-Qualified Stock Option Plan of 1999, 1998 Non-Employee Directors Option Plan, and the Amended and Restated 1998 Employee Stock Purchase Plan. As of January 1 of each year, the number of shares reserved for issuance under the Amended and Restated 1998 Equity Incentive

Plan automatically increases by the lesser of (i) 5% of the total number of shares of common stock outstanding and (ii) 2,800,000 shares.
(2)	Consists of one plan: our 2001 Supplemental Stock Option Plan. See “Note 9 of the Notes to Consolidated Financial Statements.”

On January 5th 2006 we acquired all of the outstanding shares of capital stock of performancesoft, inc., a privately-held entity headquartered in Toronto, Canada. Actuate’s Board of Directors duly authorized the issuance of stock options to eligible employees from the Company’s 1998 Equity Incentive Plan with the grant price effective as of the close of the acquisition. A total of 530,200 non-statutory stock options were issued on January 5th, 2006 with the price of $3.36. Each option shall have a maximum term of ten years measured from the date of grant. Each grant shall fully vest in four years with 25% cliff vesting at end of year one and the remaining balance to vest in thirty-six successive monthly installments.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
October 1, 2005–October 30, 2005	300,000	$2.92	300,000	—
November 1, 2005–November 30, 2005	—	—	—	—
December 1, 2005–December 31, 2005	—	—	—	—

Total	300,000		300,000

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

In January 2005, pursuant to the stock repurchase program announced in September 2001, and extended from time to time by the Company’s Board of Directors, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This was further confirmed in April 2005, July 2005 and October 2005 when the Board of Directors authorized management to proceed with the repurchases. The Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advance by the Board. During the fiscal year 2005, the Company repurchased a total of 3.0 million shares of the Company’s common stock, totaling approximately $7.1 million. From the end of the fiscal year through February 14, 2006, the Company has repurchased a total of 289,000 shares in the open market under this stock repurchase plan.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

See Index on Page F-1.

(a)(2)    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

Other schedules have been omitted because the information required to be set forth therein is not applicable or is readily available in the financial statements or notes thereto.

(a)(3) Exhibits

Exhibit No.		Description
2.1	(7)

Share Purchase Agreement, dated as of January 5, 2006, by and among Actuate Corporation, performancesoft, inc., the shareholders of performancesoft, inc. and Michael Tipping, as shareholder’s representative.

3.1	(3)	Form of Third Amended and Restated Certificate of Incorporation.

3.2	(1)	Form of Bylaws of the Registrant.

4.1	(1)	Reference is made to Exhibits 3.1 and 3.2.

4.2	(1)	Specimen Common Stock Certificate.

10.1	(1)	Form of Indemnification Agreement.

10.2	(1)+	1994 Stock Option Plan, as amended.

10.3	(1)+	Amended and Restated 1998 Equity Incentive Plan.

10.4	(1)+	Amended and Restated 1998 Employee Stock Purchase Plan.

10.5	(1)+	1998 Non-Employee Directors Option Plan.

10.6	(4)+	2001 Supplemental Stock Option Plan.

10.7	(1)+	Offer Letter between the Company and Daniel A. Gaudreau dated May 7, 1997.

10.8	(2)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated August 18, 1999.

10.9	(2)	First Amendment to Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated September 30, 1999.

10.10	(4)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 21, 2000.

10.11	(6)	Form of Severance Agreement (Messrs. Cittadini and Gaudreau)

10.12	(6)	Form of Severance Agreement (Messrs. Ryan and Akiha and Ms. Vogt)

10.13	(6)	Form of Severance Agreement (Messrs Coggins and Strauss)

16.1	(5)	Letter Regarding Change in Certifying Accountant

21.1		Subsidiaries of Actuate Corporation.

23.1		Consent of Independent Registered Public Accounting Firms.

24.1		Power of Attorney. (See the signature page to this Form 10-K).

31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1		Section 1350 Certifications

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741).
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(3)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 1999.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2000.
(5)	Incorporated by reference to our Form 8-K filed on June 16, 2004.
(6)	Incorporated by reference to our Form 8-K filed on November 1, 2005
(7)	Incorporated by reference to our Form 8-K filed on January 10, 2006.
+	Indicates management or compensatory plan or arrangement.

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

Date: March 10, 2006

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

Signature	Title	Date

/S/ NICOLAS C. NIERENBERG Nicolas C. Nierenberg	Chairman of the Board and Chief Architect	March 10, 2006

/S/ PETER I. CITTADINI Peter I. Cittadini	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2006

/S/ DANIEL A. GAUDREAU Daniel A. Gaudreau	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2006

/S/ GEORGE B. BEITZEL George B. Beitzel	Director	March 10, 2006

/S/ KENNETH E. MARSHALL Kenneth E. Marshall	Director	March 10, 2006

/S/ ARTHUR C. PATTERSON Arthur C. Patterson	Director	March 10, 2006

/S/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	March 10, 2006

ACTUATE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Actuate Corporation:

We have audited the accompanying consolidated balance sheets of Actuate Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)2. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actuate Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Actuate Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Actuate Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Actuate Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Actuate Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Actuate Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Actuate Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Actuate Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

March 13, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Actuate Corporation

We have audited the accompanying consolidated statement of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Actuate Corporation for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    Ernst and Young LLP

San Francisco, California

January 26, 2004

ACTUATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$12,490	$7,341
Short-term investments	41,907	39,932
Accounts receivable, net of allowances of $1,318, and $1,489 at December 31, 2005 and 2004	26,798	24,776
Other current assets	2,911	2,498

Total current assets	84,106	74,547
Property and equipment, net	4,716	6,158
Goodwill	20,990	20,766
Purchased intangibles, net	1,139	3,117
Other assets	630	867

	$111,581	$105,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,101	$2,414
Current portion of restructuring liabilities	2,948	3,669
Accrued compensation	5,306	5,244
Other accrued liabilities	3,108	4,996
Income taxes payable	279	539
Deferred revenue	31,475	27,323

Total current liabilities	45,217	44,185

Long-term liabilities:
Deferred rent	198	320
Long-term deferred revenue	913	1,440
Restructuring liabilities, net of current portion	9,885	12,565

Total long-term liabilities	10,996	14,325

Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 67,536,651 and 66,235,200 shares, respectively; outstanding 60,170,503 and 61,871,783 shares, respectively	60	62
Additional paid-in capital	108,904	104,829
Treasury stock, at cost; 7,366,148 and 4,363,417 shares, respectively	(18,691)	(11,616)
Accumulated other comprehensive loss	(555)	(389)
Accumulated deficit	(34,350)	(45,941)

Total stockholders’ equity	55,368	46,945

	$111,581	$105,455

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Revenues:
License fees	$36,939	$42,703	$47,598
Services	69,462	61,954	56,857

Total revenues	106,401	104,657	104,455

Costs and expenses:
Cost of license fees	2,294	3,417	3,140
Cost of services	23,723	24,763	23,648
Sales and marketing	37,070	41,296	45,769
Research and development	16,533	19,847	18,732
General and administrative	13,115	10,856	12,220
Amortization of purchased intangibles	487	1,110	2,021
Purchased in-process research and development	—	—	600
Restructuring charges	665	2,006	—

Total costs and expenses	93,887	103,295	106,130

Income (loss) from operations	12,514	1,362	(1,675)
Interest and other income, net	1,436	822	720

Income (loss) before provision for income taxes	13,950	2,184	(955)
Provision for income taxes	2,359	886	3,542

Net income (loss)	$11,591	$1,298	$(4,497)

Basic net income (loss) per share	$0.19	$0.02	$(0.07)

Shares used in basic net income (loss) per share calculation	61,057	61,577	60,766

Diluted net income (loss) per share	$0.18	$0.02	$(0.07)

Shares used in diluted net income (loss) per share calculation	63,269	65,202	60,766

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Number of shares	Amount
Balance at January 1, 2003	62,203,542	$60	$97,309	(2,498,300)	$(5,963)	$(41)	$(200)	$(42,742)	$48,423
Comprehensive income
Net loss	—	—	—	—	—	—	—	(4,497)	(4,497)
Net unrealized gains on available-for- sale securities	—	—	—	—	—	—	8	—	8
Currency translation	—	—	—	—	—	—	(101)	—	(101)

Total comprehensive loss									(4,590)
Issuance of common stock upon exercise of stock options, net of repurchases	1,050,527	—	1,528	—	—	—	—	—	1,528
Issuance of common stock under Employee Stock Purchase Plan	1,492,742	2	2,578	—	—	—	—	—	2,580
Amortization of deferred compensation, net	—	—	—	—	—	41	—	—	41
Stock repurchase		(1)	—	(1,040,817)	(2,963)	—	—	—	(2,964)
Tax benefits from employee stock options	—	—	163	—	—	—	—	—	163

Balance at December 31, 2003	64,746,811	$61	$101,578	(3,539,117)	$(8,926)	$—	$(293)	$(47,239)	$45,181

Comprehensive income
Net income	—	—	—	—	—	—	—	1,298	1,298
Net unrealized losses on available-for- sale securities	—	—	—	—	—	—	(68)	—	(68)
Currency translation	—	—	—	—	—	—	(28)	—	(28)

Total comprehensive income									1,202
Issuance of common stock upon exercise of stock options	1,362,476	1	2,065	—	—	—	—	—	2,066
Issuance of common stock under Employee Stock Purchase Plan	125,913	—	306	—	—	—	—	—	306
Stock repurchase	—	—	—	(824,300)	(2,690)	—	—	—	(2,690)
Tax benefits from employee stock options	—	—	880	—	—	—	—	—	880

Balance at December 31, 2004	66,235,200	$62	$104,829	(4,363,417)	$(11,616)	$—	$(389)	$(45,941)	$46,945

Comprehensive income
Net income	—	—	—	—	—	—	—	11,591	11,591
Net unrealized losses on available-for- sale securities	—	—	—	—	—	—	(56)	—	(56)
Currency translation	—	—	—	—	—	—	(110)	—	(110)

Total comprehensive income									11,425
Issuance of common stock upon exercise of stock options	1,077,366	1	1,529	—	—	—	—	—	1,530
Correction of shares outstanding	10,416	—	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	213,669	—	429	—	—	—	—	—	429
Stock repurchase	—	(3)		(3,002,731)	(7,075)	—	—	—	(7,078)
Tax benefits from employee stock options	—	—	2,117	—	—	—	—	—	2,117

Balance at December 31, 2005	67,536,651	$60	$108,904	(7,366,148)	$(18,691)	$—	$(555)	$(34,350)	$55,368

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities
Net income (loss)	$11,591	$1,298	$(4,497)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of deferred compensation	—	96	41
Amortization of purchased intangibles	1,400	2,642	3,186
Depreciation	1,892	2,293	3,020
Purchased in-process research and development	—	—	600
Loss on investment	301	—	—
Tax benefits from exercise of stock options	2,117	880	163
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,022)	(4,568)	3,776
Other current assets	(431)	5	1,308
Deferred tax assets	—	—	2,140
Accounts payable	214	(344)	(1,319)
Accrued compensation	62	842	(1,197)
Other accrued liabilities	(1,888)	613	(2,154)
Income taxes payable	(67)	(702)	291
Deferred rent liabilities	(122)	(69)	17
Deferred revenue	3,625	2,973	2,517
Restructuring liabilities	(3,402)	(1,028)	(3,601)

Net cash generated by operating activities	13,270	4,931	4,291

Investing activities
Purchase of property and equipment	(450)	(3,354)	(1,658)
Proceeds from maturities of short-term investments	71,783	75,038	99,516
Purchase of short-term investments	(73,812)	(75,450)	(101,098)
Acquisition of Nimble Technology, net of cash assumed	—	—	(3,016)
Purchase of minority shares of Actuate Japan	(366)	—	—
Net change in other assets	(46)	671	(97)

Net cash used in investing activities	(2,891)	(3,095)	(6,353)

Financing activities
Proceeds from issuance of common stock	1,959	2,372	4,108
Stock repurchases	(7,078)	(2,690)	(2,964)

Net cash generated by (used in) financing activities	(5,119)	(318)	1,144

Net increase (decrease) in cash and cash equivalents	5,260	1,518	(918)
Effect of exchange rate on cash and cash equivalents	(111)	(27)	(77)
Cash and cash equivalents at the beginning of the year	7,341	5,850	6,845

Cash and cash equivalents at the end of the year	$12,490	$7,341	$5,850

Supplemental disclosure of cash flow information
Cash paid for income taxes	$325	$320	$45

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Actuate Corporation (“We”, “Actuate” or the “Company”) provides an Enterprise Reporting Application Platform, a unified software platform that enables large organizations and packaged application software vendors to develop and deploy self-service customer and employee-facing Enterprise Reporting Applications. The Company’s Actuate 8 product line provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical Enterprise Reporting Applications. Such Applications retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Actuate’s products and services are used by its customers to develop and deploy Enterprise Reporting Applications across a range of business functions including financial management, sales management, account management, and customer self-service.

Actuate was incorporated in November 1993 in the State of California and re-incorporated in the State of Delaware in July 1998. Actuate’s principal executive offices are located at 701 Gateway Boulevard, South San Francisco, California. Actuate’s telephone number is 650-837-2000. Actuate maintains a Web site at www.actuate.com.

Basis of Presentation

The consolidated financial statements include the accounts of Actuate and its wholly-owned and majority-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in Switzerland, United Kingdom, France, Germany, Singapore, Japan and China. All intercompany balances and transactions have been eliminated.

As of December 31, 2005, Actuate has approximately 78% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. Accumulated losses applicable to the minority shareholders exceed their equity capital in Actuate Japan and, as a result, there is no minority interest presented on the accompanying consolidated balance sheets. This excess loss applicable to the minority shareholders has been charged to Actuate, as the minority shareholders are not obligated to contribute their share of losses exceeding their equity capital.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Actuate recognizes maintenance revenues, which consist of fees for ongoing support and unspecified product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to standard implementation and configuration. Training revenues are generated from classes offered at the Company’s headquarters and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is typically recognized on delivery of the software and when all other revenue recognition criteria are met, provided services do not include significant customization or modification of the product and are not otherwise essential to the functionality of the software.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of cash deposited with banks and highly liquid, high-quality instruments with maturities at the date of purchase of 90 days or less. Such instruments typically include money market securities, commercial paper, and other high quality debt instruments. In accordance with FASB Statement Number 115, “Accounting for Certain Investments in Debt and Equity Securities”, and based on our intentions regarding these instruments, we classify all of our short-term investments as available-for-sale, and account for these investments at fair value. Short-term investments consist primarily of high quality debt securities with original maturities over 90 days, and may include corporate notes, United States government agency notes, municipal notes, and auction rate securities. The cost of securities sold is based on the specific identification method.

Actuate views its available-for-sale portfolio securities with maturity beyond 90 days to be available for use in current operations. Accordingly, Actuate has classified all such marketable investments as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date, as they are highly liquid instruments. In addition, all auction rate notes, including auction preferred and short-term municipals are classified as short-term investments regardless of the underlying reset date.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s accounts receivable is subject to collection risks. The Company’s gross accounts receivable is reserved against this risk through an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of Actuate’s customers to make required payments. It can be a significant estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors. The Company looks at factors such as past experience, credit quality of the customer, age of the receivable balance, and current economic conditions. These are reviewed to determine whether a specific reserve for bad debt should be recorded to reduce the related receivable to the amount believed to be collectible. The Company also specifically reserves for all outstanding domestic consulting, training, and maintenance renewal invoices which are older than a specified number of months past due.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which range from two to eight years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life. The Company only capitalizes fixed assets with an initial value in excess of a specific threshold. Purchased items below that initial threshold value are immediately expensed.

Goodwill and Other Purchased Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and acquired workforce are no longer amortized, and instead, are tested for impairment annually, or more frequently, if impairment indicators arise. Other intangible assets consist of customer lists, purchased technologies, non-compete agreements, and trademark acquired from various acquisitions. Intangible assets acquired in business acquisitions are recorded at their fair values using the income approach or cost approach. These other intangible assets are being amortized over the expected useful life not exceeding four years using the straight-line method. See Note 6 for further discussion.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in sales and marketing expense and amounted to $365,000, $480,000 and $712,000 in fiscal years 2005, 2004 and 2003, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the carrying value of the deferred tax assets.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Net income (loss)—as reported	$11,591	$1,298	$(4,497)
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax effect	(5,705)	(8,832)	(21,274)

Net income (loss)—pro forma	$5,886	$(7,534)	$(25,771)

Net income (loss) per share—as reported:
Basic	$0.19	$.02	$(0.07)

Diluted	$0.18	$.02	$(0.07)

Net income (loss) per share—pro forma:
Basic	$0.10	$(.12)	$(0.42)

Diluted	$0.09	$(.12)	$(0.42)

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

Net Income (loss) Per Share

Earnings Per Share. The Company computes basic earnings per share using the weighted-average number of common shares outstanding during the period, less weighted average shares subject to repurchase. The Company computes diluted earnings per share using the weighted-average number of common shares and dilutive stock options outstanding during the period using the treasury stock method. Due to the net loss incurred for fiscal year 2003, the effect of employee stock options is anti-dilutive in that period.

The table below reconciles the weighted-average common shares used to calculate basic net income (loss) per share with the weighted-average common shares used to calculate diluted net income (loss) per share (in thousands).

	Year ended December 31,
	2005	2004	2003
Weighted-average shares of common stock outstanding	61,057	61,577	60,766
Weighted-average dilutive stock options outstanding under the treasury stock method	2,212	3,625	—

Weighted-average common shares used in computing diluted net income (loss) per share	63,269	65,202	60,766

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average number of common shares excluded from the calculation of diluted net loss per share was 17,810,000 in fiscal year 2003. Such stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method. In fiscal year 2005 and 2004, the Company excluded 10,948,000 and 7,911,000 stock options respectively, from Actuate’s calculation of weighted-average common shares used in computing dilutive net income per share as they were anti-dilutive for the net income per share calculation. These anti-dilutive options could be dilutive in the future.

The weighted average exercise price of excluded stock options was $3.91, $4.68 and $2.95 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

	December 31,
	2005	2004
Foreign currency translation adjustments	$(431)	$(321)
Net unrealized losses on securities	(124)	(68)

	$(555)	$(389)

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

Actuate evaluates the performance of its geographic regions based primarily on revenues. Actuate does not regularly assess the performance of its geographic regions on other measures of income or expense, such as operating income or net income. In addition, as Actuate’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, Actuate does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues in Note 12.

Recent Accounting Pronouncements

In November 2005, FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows. The guidance in this FSP will be applied to reporting periods beginning after December 15, 2005.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.

In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-06 – “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, significantly after the inception of the lease, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively effective beginning on January 1, 2006. The Company does not expect the adoption of EITF 05-6 will have a material impact on its consolidated financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 (“APB 25”) to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

SFAS No. 123R will be effective for our fiscal quarter beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that is outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. We are in the process of evaluating the approximate impact of SFAS No. 123R for the remainder of fiscal 2006, however, we expect the impact to be material. The actual effects of adopting SFAS No. 123R will depend on numerous factors including, but not limited to, the assumed award forfeiture rate and the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis, or MD&A, subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R) in the first quarter of fiscal 2006, which is likely to have a material impact on our consolidated financial position and results of operations. The Company will adopt these new pronouncements using the “Modified Prospective Application” method as defined in SFAS 123 (R).

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued Statement of Financial Accounting Standards No.153, Exchanges of Nonmonetary Assets (“SFAS 153”), an amendment of Accounting Principles Board Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for the Company for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS 153 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation, including a reclassification of a portion of our deferred revenue and deferred rent as of December 31, 2004 to long term liabilities to conform with the current period presentation. Such reclassifications had no impact on the results of operations, stockholders’ equity, or net cash generated by operating activities for the years presented.

2.	Investment in Actuate Japan

On October 24, 2005 a minority shareholder of Actuate Japan exercised its right to put its equity interest in Actuate Japan. As a result, Actuate paid the minority shareholder $366,000 to purchase their 11.7% equity interest. As of December 31, 2005, the Company now owns 78% of the outstanding shares of Actuate Japan. The minority shareholders of Actuate Japan have the option to put their remaining 22% equity interest (“Minority Interest”) in Actuate Japan and the Company has the option to call the Minority Interest for approximately $756,000. The price increases each year by 2% over the then prevailing long-term prime rate. Actuate’s policy is to record a loss, if any, at the time that the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put option, the Company would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. Actuate has not recorded any losses on the put/call option to date.

3.	Acquisitions

Nimble

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4.	Cash Equivalents and Short-Term Investments

All cash equivalents and short-term investments have been classified as available–for-sale securities and are detailed as follows (in thousands):

	Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
Balance at December 31, 2005
Classified as cash and cash equivalents:
Cash	$12,376	$—	$—	$12,376
Money market funds	114	—	—	114

	12,490	—	—	12,490
Classified as short-term investments:
Auction preferred	24,150	—	—	24,150
Corporate bonds	12,881	—	(78)	12,803
Federal and municipal obligations	5,000	—	(46)	4,954

	42,031	—	(124)	41,907

Total	$54,521	$—	$(124)	$54,397

	Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
Balance at December 31, 2004
Classified as cash and cash equivalents:
Cash	$6,313	$—	$—	$6,313
Money market funds	1,028	—	—	1,028

	7,341	—	—	7,341
Classified as short-term investments:
Auction preferred	8,747	3	—	8,750
Corporate bonds	3,108	—	(14)	3,094
Federal and municipal obligations	28,146	—	(58)	28,088

	40,001	3	(72)	39,932

Total	$47,342	$3	$(72)	$47,273

Any individual security in the above tables with an unrealized loss has been in a continuous unrealized loss position for less than twelve months. At this time, the Company believes that, due to the nature of the Company’s investments, the financial condition of the issuer and the Company’s ability to hold these investments through these short-term loss positions, factors would not indicate that these unrealized losses should be viewed as other-than-temporary.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the stated maturities of the Company’s short-term investments are $25.2 million within one year and $16.8 million beyond one year. As of December 31, 2004, the stated maturities of the Company’s short-term investments are $20.9 million within one year and $19.0 million beyond one year. These investments are generally classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Actuate views all of its marketable securities as highly liquid and available for use in current operations. Accordingly, Actuate has classified all of its marketable securities as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date.

In addition, all auction rate securities, including auction preferred and short-term municipals, are classified as short-term investments regardless of the underlying reset date.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Furniture and fixtures	$3,535	$3,983
Computers and purchased software	7,411	7,537
Leasehold improvements	3,904	3,843

Total	14,850	15,363
Less: accumulated depreciation and amortization	(10,134)	(9,205)

Property and equipment, net	$4,716	$6,158

In the first quarter of fiscal year 2004, the Company began the implementation of a new enterprise accounting system. In accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” all appropriate implementation costs were capitalized from the beginning of the implementation of the project until the date in which the implementation was substantially complete. Capitalizable costs include all internal and external costs incurred to develop the internal use software during the application development stage. Such costs include the cost of external consultants and payroll and payroll related costs for personnel directly associated with the project. As of December 31, 2005 and 2004, a total of $2.8 million and $2.7 million had been capitalized under this project. The total capitalized implementation costs are being amortized over an estimated useful life of seven years. Amortization began upon activation of the new system in August of fiscal year 2004.

6.	Goodwill and Purchased Intangible Assets

In accordance with SFAS 142, the Company performs its annual impairment test of goodwill on October 1 of each year. For fiscal years 2005, 2004 and 2003, the annual impairment tests did not result in an impairment of recorded goodwill.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased intangible assets consist of the following (in thousands):

	December 31, 2005				December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Adjustment to Purchase Price Allocation	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$10,600	$(10,600)	$—	$—	$10,600	$(10,396)	$204
Workforce	408	(408)	—	—	408	(289)	119
Purchased technologies	6,767	(5,050)	(578)	1,139	6,767	(4,136)	2,631
Non-compete agreements	1,030	(1,030)	—	—	1,030	(938)	92
Trademark	700	(700)	—	—	700	(629)	71

	$19,505	$(17,788)	$(578)	$1,139	$19,505	$(16,388)	$3,117

Amortization expense of purchased intangible assets was $1.4 million, $2.6 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in cost of license fees and amortization of purchased intangibles in the accompanying consolidated statement of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Amortization Amount
2006	$441
2007	441
2008	257

$1,139

In April 2005, a minority shareholder of Actuate Japan notified us that it wished to exercise its right to put its equity interest in Actuate Japan. This minority shareholder exercised its right on October 24, 2005 resulting in a payment of $366,000 by Actuate. As a result of this payment we adjusted our investment in Actuate Japan and increased goodwill by the amount equal to the payment made on October 24, 2005. We also made adjustments to goodwill and purchased technology by the tax affected portion of the net operating losses (NOLs) utilized with respect to the Tidestone and Nimble acquisitions, respectively. These adjustments resulted in reductions of approximately $142,000 and $51,000 to our goodwill and purchased intangibles balances, respectively. As of December 31, 2005, the carrying amount of our goodwill was $20.9 million.

7.	Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31,
	2005	2004
Maintenance and support	$24,948	$25,168
Other	7,440	3,595

	$32,388	$28,763

Maintenance and support consists of first year maintenance and support services associated with the initial purchase of Actuate’s software, and the renewal of annual maintenance and support services from customers who purchased Actuate’s software in prior periods. The maintenance and support period is generally 12 months and revenues are typically recognized on a straight-line basis over the term of the maintenance and support period.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other deferred revenue consisted of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria of SOP No. 97-2 and are, therefore, deferred until all revenue recognition criteria have been met.

8.	Contractual Obligations and Commercial Commitments

Operating Lease Commitments

Actuate leases its headquarter facilities under non-cancelable operating leases expiring in April 2011. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company has deferred rent of approximately $198,000 and $320,000 as of December 31, 2005 and 2004, respectively.

In December 2000, the Company entered into a ten-year building lease agreement for additional office space in a building adjacent to Actuate’s headquarters in South San Francisco, California. Actuate has not occupied any space in this facility. However, Actuate does sublease some of the space in this adjacent facility to a third party. The Company recorded a charge of $24.8 million related to the exit of this idle facility during fiscal year 2002. See Note 10 (Restructuring Charges) for further discussion. In conjunction with the signing of these two building leases, Actuate provided the landlord with a letter of credit in the amount of $3.9 million as a security deposit. The value of the letter of credit has decreased over time. As of December 31, 2005, $1.8 million in letters of credit remain securing these leases. Actuate has granted a security interest in all of its assets as a security for the letter of credit.

In addition to the Company’s operating leases related to its headquarters, Actuate also has operating leases for various smaller facilities which house its foreign offices. Rent expense for all facilities under operating leases was approximately $4.3 million, $5.0 million and $5.0 million in fiscal years 2005, 2004, and 2003, respectively. Aggregate minimum lease commitments under all operating leases are as follows (in thousands):

Fiscal Year	Future minimum lease payment	Future contractual sublease proceeds	Net future minimum lease payments
2006	$7,029	(1,296)	$5,733
2007	6,668	(1,397)	5,271
2008	4,038	(1,522)	2,516
2009	3,704	(1,215)	2,489
Thereafter	4,846	—	4,846

	$26,285	$(5,430)	$20,855

9.	Stockholders’ Equity

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

Amended and Restated 1998 Equity Incentive Plan. In May 1998, the Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”) was adopted by the board of directors and approved by the stockholders in July 1998. Employees, consultants and directors are eligible for awards under the 1998 Plan. Initially, a total of 5,200,000 shares of common stock were reserved for issuance under the 1998 Plan. As of January 1 of each year, the number of shares reserved for issuance under the 1998 Plan will be increased automatically by the lesser of (i) 5% of the total number of shares of common stock then outstanding or (ii) 2,800,000 shares. The 1998 Plan has been amended and restated to account for stock splits.

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

Options granted under the 1998 Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant and the remaining balance vesting monthly over the next four or three years. Upon a change in control, an Award under the 1998 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 1998 Plan will accelerate in full. All outstanding repurchase rights under the 1998 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2005, 10,522,158 shares of common stock were reserved and available for future grants under the 1998 Option Plan.

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

Options granted under the 2001 Plan are exercisable when vested. Shares generally vest at the rate of 25% after one year from the date of grant and the remaining balance vesting monthly over the next four years. Upon a

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change in control, an Award under the 2001 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 2001 Plan will accelerate in full. All outstanding repurchase rights under the 2001 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2005, 647,271 shares of common stock were reserved and available for future grants under the 2001 Option Plan.

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

All options granted under the T-98 Option Plan are incentive stock options qualified under Section 422 of the Code, with a vesting term of five years while the options granted under the T-99 Option Plan are non-statutory stock options with a vesting term of three years. Options granted under the Tidestone Option Plans are generally exercisable upon grant, subject to repurchase rights by us until vested. Under the T-99 Option Plan, shares generally vest at the rate 33% annually. Under the T-98 Option Plan, shares generally vest at the rate of 20% annually. Upon a change in control, an Award under the Tidestone Option Plans will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. As of December 31, 2005, 31,987 and 2,055 shares of common stock were reserved and available for future grants under the T-98 Option and T-99 Option Plan, respectively.

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

The Board may amend or modify the Directors Option Plan at any time. The Directors Option Plan will terminate on May 27, 2008, unless terminated sooner by the board. However, vesting will automatically accelerate in full upon (i) an acquisition of Actuate by merger, consolidation or asset sale, (ii) a tender offer for more than 50% of the outstanding voting stock or proxy contest for Board membership or (iii) the death or disability of the optionee while serving as a Board member. As of December 31, 2005, 370,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Activity under all option plans was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 2002	15,992,804	9,928,211	$0.06-$35.25	$4.95
Additional authorization	2,800,000	—	—	—
Options granted	(11,773,183)	11,773,183	$1.27-$4.16	$1.67
Options exercised	—	(1,050,527)	$0.06-$3.75	$1.48
Options forfeited	1,408,668	(1,408,668)	$1.04-$35.25	$8.81

Balance at December 31, 2003	8,428,289	19,242,199	$0.06-$31.19	$2.85
Additional authorization	2,800,000	—	—	—
Options granted	(3,220,800)	3,220,800	$2.40-$4.28	$2.92
Options exercised	—	(1,362,476)	$0.06-$3.75	$1.54
Options forfeited	2,056,619	(2,021,390)	$0.79-$6.90	$3.43

Balance at December 31, 2004	10,064,108	19,079,133	$0.06-$31.19	$2.90
Additional authorization	2,800,000	—	—	—
Options granted	(3,014,030)	3,014,030	$1.80-$3.47	$2.43
Options exercised	—	(1,077,366)	$0.06-$2.90	$1.44
Options forfeited	1,723,393	(1,723,393)	$0.82-$7.59	$3.73

Balance at December 31, 2005	11,573,471	19,292,404	$0.16-$31.19	$2.83

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.016-$1.49	7,520,504	6.57 years	$1.44	7,250,601	$1.44
$1.56-$2.48	2,885,790	8.79 years	$2.34	249,834	$1.95
$2.49-$3.53	4,155,661	6.61 years	$3.07	2,376,043	$3.23
$3.56-$4.41	3,240,201	6.22 years	$3.87	2,972,262	$3.89
$4.44-$31.19	1,490,248	5.52 years	$7.84	1,424,003	$7.98

$0.16-$31.19	19,292,404	6.77 years	$2.83	14,272,743	$2.91

At December 31, 2005 and 2004, 14,272,743 and 14,310,487 options were vested and exercisable, respectively.

Amended and Restated 1998 Employee Stock Purchase Plan

The 1998 Amended and Restated Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the board of directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan is automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. If the market price of Actuate’s stock at the end of any six-month purchase period is lower than the stock price at the original grant date, the plan is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. No more than 500 shares may be purchased by any individual on any accumulation date. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with us. The Purchase Plan has been amended and restated to account for stock splits. As of December 31, 2005, 4,339,427 shares had been purchased under the Purchase Plan and 860,573 shares of common stock were reserved and available for future issuance.

As of December 31, 2005, shares of common stock reserved for future issuance consisted of 12,434,044 securities available for future issuance and 19,292,404 of options outstanding.

Pro Forma Information

Until the Company’s required adoption of SFAS 123R in the first quarter of fiscal year 2006, Actuate has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of Actuate’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) is required by SFAS 123, which requires that the information be determined as if the Company has accounted for its employee stock-based awards under the fair

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value method of SFAS 123. The fair value of the options granted in all periods was estimated using the Black-Scholes method, with the following weighted-average assumptions:

	Year ended December 31,
	2005	2004	2003
Dividends	0%	0%	0%
Risk-free interest rate	3.50%	2.67%	3.38%
Expected life (in years)	3.0	3.0	3.0
Expected volatility	95%	113%	93%

The pro forma amounts disclosed in Note 1 may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years, additional awards may be granted and awards may be cancelled in subsequent years.

The weighted-average grant date fair value of stock options granted was $1.82 in fiscal year 2005, $2.39 in fiscal year 2004 and $1.23 in fiscal year 2003.

During fiscal years 2005, 2004 and 2003, Actuate issued 213,669 shares, 125,913 shares and 1,492,742 shares, respectively, under the Purchase Plan. The weighted-average deemed fair value of employees’ stock purchase rights under the Purchase Plan during fiscal years 2005, 2004 and 2003 was $0.77, $1.54 and $1.28, respectively. The fair value of the purchase rights granted in fiscal years 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.87%, 3.38% and 1.31% for fiscal years 2005, 2004 and 2003, respectively; expected dividend yield of zero percent and expected life of six months for fiscal years 2005, 2004 and 2003; and expected volatility of 45%, 93% and 93% for fiscal years 2005, 2004 and 2003, respectively.

Stock Repurchase Program

On September 19, 2001, the Company’s Board of Directors authorized a stock repurchase program of up to $6.0 million of the Company’s common stock. On October 24, 2002 and April 28, 2004 Actuate’s Board of Directors extended the stock repurchase program by authorizing management to repurchase up to an additional $3.0 million and $1.5 million of the Company’s common stock, respectively. On July 28, 2004, the Company’s Board of Directors authorized management to repurchase, on an on-going basis, up to $1.5 million Actuate common stock each calendar quarter.

In January 2005, pursuant to the stock repurchase program announced in September 2001, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This was further confirmed in April 2005, July 2005 and October 2005 when the Board of Directors authorized management to proceed with the repurchases. The Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advance by the Board. During the fiscal year 2005, the Company repurchased a total of 3.0 million shares of the Company’s common stock, totaling approximately $7.1 million.

10.	Restructuring Charges

2004 Restructuring Plan

During fiscal year 2004, the Company underwent a restructuring that was carried out in two phases. The first occurred in the first quarter of fiscal year 2004 when the Company initiated a restructuring of its world wide

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sales operations. The Company undertook this restructuring in order to size the operation to meet the expected business and economic environment for its products overseas and to shift its sales strategy in certain countries from one based primarily on direct sales to a strategy more dependent on indirect sales channels. This restructuring consisted primarily of a workforce reduction and associated legal expenses which resulted in a headcount reduction of five people and associated severance, benefit and related legal costs of $586,000 during the first quarter of 2004.

In early October 2004, Actuate implemented an additional restructuring. This company-wide restructuring was undertaken to align the Company’s cost structure with future revenue expectations. The costs associated with this restructuring totaled $1.4 million in the fourth quarter of 2004 and were primarily comprised of severance and related costs. The restructuring plan resulted in the elimination of approximately 9% of the Company’s worldwide workforce or 53 positions across all levels and functions. The employee termination benefits were communicated to the affected employees by December 31, 2004. The Company incurred additional expenditures of approximately $665,000 during fiscal year 2005 related to this restructuring. These additional charges are primarily related to idle facility costs of one of Actuate’s international sales facilities.

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

Actuate initially recorded a charge of $24.8 million related to the exit of its idle facility. The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The remaining $3.3 million was related to the write-off of furniture and fixtures associated with the 801 Gateway facilities. As discussed above, Actuate made an adjustment of $188,000 to increase this facility exit liability during the second quarter of fiscal year 2003. The facility had been idle since the leasing term began in May 2001 and Actuate formally made a decision to exit this facility during the third quarter of fiscal year 2002. The estimated costs of exiting the facility, including estimated costs to sublease, were based on market information and trend analysis. As of December 31, 2005, approximately $12.3 million of lease exit costs, net of anticipated sublease income, remain accrued and are expected to be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. Actual future cash requirements may differ materially from the accrual at December 31, 2005, particularly if the actual sublease income is significantly different from current estimates or if the Company is unsuccessful in its efforts to sublease its facility. The facility exit charge also included a $3.4 million write-off of property and equipment (primarily leaseholds improvements) as a result of the abandonment of leased facilities.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the analysis of the restructuring accrual activity for the fiscal years ended December 31, 2003, 2004 and 2005 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2002	$668	$20,195	$20,863
Cash payments	(480)	(3,767)	(4,247)
Changes in estimate	(188)	188	—
Rents collected on the sublease	—	646	646

Balance at December 31, 2003	—	17,262	17,262

Restructuring charges	2,006	—	2,006
Cash payments	(612)	(3,649)	(4,261)
Changes in estimate	(125)	—	(125)
Rents collected on the sublease	—	1,352	1,352

Balance at December 31, 2004	1,269	14,965	16,234

Restructuring charges	744	(79)	665
Cash payments	(1,106)	(4,062)	(5,168)
Changes in estimate	(442)	278	(164)
Rents collected on the sublease	—	1,266	1,266

	465	12,368	12,833
Less: Current portion	(465)	(2,483)	(2,948)

Balance at December 31, 2005	$—	$9,885	$9,885

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Income Taxes

Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Federal:
Current	$1,855	$544	$153
Deferred	—	—	2,730

	1,855	544	2,883

State:
Current	394	155	44
Deferred	—	—	234

	394	155	278

Foreign:
Current	239	187	381
Deferred	(129)	—	—

	110	187	381

Provision for income taxes	$2,359	$886	$3,542

The tax benefits associated with exercises of stock options reduced taxes currently payable as shown above by $2.1 million, $880,000 and $163,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Such benefits were credited to additional paid-in capital when realized. Tax benefits associated with the reduction of tax reserves reduced taxes currently payable by $500,000 in 2005. Tax benefits associated with the utilization of acquired net operating loss carryforwards reduced taxes currently payable as shown above by $192,745 in 2005. Of these benefits, approximately $51,000 was credited to purchased technology and $142,000 to goodwill in fiscal year 2005.

The profit (loss) before income taxes for foreign operations was $3.7 million $(3.5) million and $(5.4) million, for the years ended December 31, 2005, 2004 and 2003, respectively. The profit before income taxes for domestic operations was $10.3, $5.7 million, and $4.4 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate (35 percent) to income before taxes is explained below (in thousands):

	Year ended December 31,
	2005	2004	2003
Income taxes at federal statutory rate	$4,883	$764	$(334)
Non-deductible goodwill	—	—	210
Operating loss not utilized	—	601	3,944
Foreign tax rate differential	(941)	—	—
Valuation allowance	(1,134)	—	—
State tax, net of federal benefit	172	125	181
Tax credits	(123)	(319)	(442)
Reduction of tax reserves	(500)	(333)	—
Other	2	48	(17)

	$2,359	$886	$3,542

As of December 31, 2005, Actuate had federal and state net operating loss carryforwards of approximately $37 million and $1 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in the year 2020 through 2023 if not utilized. The state net operating loss carryforwards will expire at various dates beginning in the year 2013 through 2014 if not utilized. As of December 31, 2005 Actuate had federal and state research tax credit carryforwards of approximately $4.2 million and $5.6 million, respectively. The federal research credits will expire at various dates beginning in the year 2013 through 2024 if not utilized.

Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

United States income and foreign withholding taxes have not been provided for on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are $3.0 million. Actuate intends to reinvest these earnings indefinitely in its operations outside the U.S.

The Company’s foreign headquarters are located in Fribourg, Switzerland and currently benefit from a federal and cantonal tax exemption in that jurisdiction. The ten year tax exemption was granted October 4, 2001 but the Company was given five years to meet specific business objectives in order to trigger the automatic five year renewal of the exemption. The objectives were to be met by December 31, 2005. These objectives had not been met and the Company requested an extension of time to meet the objectives. On December 28, 2005 the Company received the renewal of the tax exemption for an additional three years until December 31, 2008. If the Company meets the business objectives as originally outlined by the end of 2008, the tax exemption will be automatically renewed for the remaining two years to December 31, 2010. If they are not met, the exemption will cease on December 31, 2008.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of deferred tax assets and liabilities for federal and states are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets
Net operating loss carryforwards	$15,049	$15,454
Research credit carryforwards	8,418	7,753
Capitalized research and development	—	57
Depreciation and amortization	2,612	3,495
Accruals and allowances not currently tax deductible	7,334	9,417

Total deferred tax assets	33,413	36,176
Valuation allowance	(32,600)	(34,574)

Net deferred tax assets	$813	$1,602

Deferred tax liabilities
Acquired intangible assets	$684	$1,602

Net deferred tax assets	$129	$—

SFAS No. 109, “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The net valuation allowance decreased by approximately $1.9 million during the year ended December 31, 2005 and increased $1.1 million during the year ended December 31, 2004. The $1.9 million decrease in fiscal year 2005 results from decreases in gross deferred tax assets of approximately $2.9 million, and decreases of approximately $1 million in gross deferred tax liabilities. The $1.1 million increase in fiscal 2004 results from increases in gross deferred tax assets of approximately $675,000 and decreases of approximately $458,000 in gross deferred tax liabilities. As of December 31, 2005, approximately $5.5 million of the valuation allowance reflected above relates to the tax benefits of stock option deductions that will be credited to additional paid-in capital when realized, and approximately $12.9 million of the valuation allowance reflected above relates to the tax attributes from acquisitions that will be credited to intangibles and goodwill, if realized.

The deferred tax assets for December 31, 2004 increased compared to the deferred tax assets reported on the 2004 Annual Report. The increase was due to additional deferred tax assets related to acquired net operating losses, acquired tax credits and foreign net operating losses. The valuation allowance was increased to fully offset the increase in deferred tax assets.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was enacted. Among other provisions, the Jobs Act provides for a deduction for income from qualified domestic production activities phased in from 2005 to 2010, and a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. Actuate has not and does not plan to repatriate foreign earnings under the Jobs Act and have determined the impact of the deduction for domestic production activities. Such deduction is available to the Company in 2005. However, the deduction does not have an impact on our provision for income taxes due to the net operating losses utilized.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Geographic Information

Actuate’s primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Japan. Actuate’s revenues by geographic area are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenues:
North America	$81,223	$82,272	$85,020
Europe	20,674	17,516	16,094
Asia Pacific and others	4,504	4,869	3,341

Total revenue	$106,401	$104,657	$104,455

International sales accounted for 24%, 21% and 18% of Actuate’s total revenues in fiscal 2005, 2004 and 2003, respectively. No single customer has accounted for 10% or more of total revenues in fiscal years 2005, 2004 or 2003.

The following table summarizes Actuate’s revenue by products and services (in thousands).

	Year ended December 31,
	2005	2004	2003
Revenues:
License revenue	$36,939	$42,703	$47,598
Maintenance and support revenue	52,671	45,419	39,580
Professional services, training, and other revenue	16,791	16,535	17,277

Total revenue	$106,401	$104,657	$104,455

13.	Contingencies

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Subsequent Events

In January 2006, the Company acquired all of the outstanding shares of capital stock of performancesoft Inc. performancesoft is a privately-held entity headquartered in Toronto, Canada, and is a leading provider of performance management solutions software and services. They provide a total performance management solution that helps organizations to measure their performance, manage all areas of their business, and outperform their competitors through more effective decision-making, efficient management reporting and increased accountability. The Company intends to enhance its current product offering by adding performancesoft’s products and technology to its existing product line.

The acquisition principally consisted of an initial cash purchase price of $16.5 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for 2006. This contingent consideration would be payable in 2007. Due to the fact that the contingent consideration is currently not determinable beyond a reasonable doubt, the Company does not expect to include this contingent consideration in the acquisition accounting at the date of acquisition. Rather, it will be recorded when the contingency is resolved. At that time, the Company will record the current fair value of any additional consideration as additional cost of the acquired enterprise. This cost would be allocated to the appropriate assets and amortized over the remaining useful lives. The acquisition will be accounted for in the first quarter of fiscal year 2006 under the purchase method of accounting in accordance with SFAS 141, “Business Combinations”. The Company will begin including the operating results of performancesoft in its consolidated financial statements from the date of acquisition, which was January 5, 2006.

In connection with the performancesoft acquisition, Actuate’s Board of Directors duly authorized the issuance of stock options to eligible employees from the Company’s 1998 Equity Incentive Plan. A total of 530,200 non-statutory stock options were issued in January of 2006 with the price of $3.36. Each grant shall fully vest in four years with 25% cliff vesting at the end of year one and the remaining balance to vest in thirty-six successive monthly installments.

In February 2006, a minority shareholder of Actuate Japan notified us that it wishes to exercise its right to put its equity interest in Actuate Japan. This is expected to result in an exercise of approximately 240 shares, for which the Company will pay an estimated $350,000. It is anticipated that the exercise will occur in the first quarter of fiscal year 2006.

Under the Company’s stock repurchase program, the Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advance by the Board. From the end of the fiscal year through February 14, 2006, the Company has repurchased a total of 289,000 shares for a total of approximately $989,000 in the open market under this stock repurchase plan.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial data for the eight quarters ended December 31, 2005 (in thousands, except per share data).

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$24,625	$25,770	$26,845	$29,161
Income from operations	$54	$3,417	$4,589	$4,454
Net income	$245	$3,477	$3,740	$4,129
Net income per share:
Basic	$—	$0.06	$0.06	$0.07
Diluted	$—	$0.06	$0.06	$0.07

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$25,668	$27,849	$23,774	$27,366
Income (loss) from operations	$(547)	$1,859	$(1,376)	$1,426
Net income (loss)	$(377)	$1,295	$(848)	$1,228
Net income (loss) per share:
Basic	$(0.01)	$0.02	$(0.01)	$0.02
Diluted	$(0.01)	$0.02	$(0.01)	$0.02

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts(1)	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2005	$1,489	$109	$80	$(360)	$1,318
Year ended December 31, 2004	2,277	145	(288)	(645)	1,489
Year ended December 31, 2003	3,711	630	747	(2,811)	2,277

(1)	Represents amounts charged to revenue and deferred revenue for sales returns and other revenue related items.