Form 10-Q
period 2006-03-31
ACTUATE CORP
filed 2006-05-10
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of March 31, 2006
Common Stock, par value $.001 per share	60,275,726

Actuate Corporation

Part I. Financial Information

Item 1. Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,509	$12,490
Short-term investments	28,703	41,907
Accounts receivable, net of allowance of $1,455 and $1,318 at March 31, 2006 and December 31, 2005, respectively	21,717	26,798
Other current assets	5,541	2,911

Total current assets	69,470	84,106
Property and equipment, net	4,757	4,716
Goodwill	31,178	20,990
Other purchased intangibles, net	7,117	1,139
Other assets	721	630

	$113,243	$111,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,326	$2,101
Current portion of restructuring liabilities	2,931	2,948
Accrued compensation	4,099	5,306
Other accrued liabilities	3,322	3,108
Income taxes payable	294	279
Deferred revenue	32,416	31,475

Total current liabilities	46,388	45,217

Long-term liabilities:
Deferred rent	159	198
Long-term deferred revenue	1,005	913
Restructuring liabilities and other, less current portion	9,291	9,885

Total long-term liabilities	10,455	10,996

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 67,930,874 and 67,536,651 shares, respectively; outstanding 60,275,726 and 60,170,503 shares, respectively	60	60
Additional paid-in capital	111,373	108,904
Treasury stock, at cost; 7,655,148 and 7,366,148 shares, respectively	(19,680)	(18,691)
Accumulated other comprehensive loss	(533)	(555)
Accumulated deficit	(34,820)	(34,350)

Total stockholders’ equity	56,400	55,368

	$113,243	$111,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
License fees	$9,987	$8,948
Services	19,857	15,677

Total revenues	29,844	24,625

Costs and expenses:
Cost of license fees (1)	494	737
Cost of services (1)	7,674	5,834
Sales and marketing (1)	11,557	8,418
Research and development (1)	5,283	4,228
General and administrative (1)	4,055	4,509
Amortization of other purchased intangibles	237	276
In-process research and development	900	—
Restructuring charges	—	569

Total costs and expenses	30,200	24,571

Income (loss) from operations	(356)	54
Interest and other income, net	335	384

Income before income taxes	(21)	438
Provision for income taxes	449	193

Net income (loss)	$(470)	$245

Basic net income (loss) per share	$(0.01)	$0.00

Shares used in basic per share calculation	60,183	62,092

Diluted net income (loss) per share	$(0.01)	$0.00

Shares used in diluted per share calculation	60,183	64,628

__________ (1) Includes stock based compensation expenses as follows:
Cost of license fees	$1	$—
Cost of services	181	—
Sales and marketing	572	—
Research and development	294	—
General and administrative	505	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income (loss)	$(470)	$245
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase	1,553	—
Amortization of other purchased intangibles	459	659
Depreciation	463	468
In-process research and development	900	—
Net operating loss utilizations related to prior acquisitions	189	—
Changes in operating assets and liabilities:
Accounts receivable	6,077	6,753
Other current assets	283	420
Accounts payable	(1,440)	254
Accrued compensation	(1,726)	(1,567)
Other accrued liabilities	(455)	(1,058)
Deferred tax assets	164	—
Income taxes payable	7	128
Deferred rent liabilities	(39)	(26)
Restructuring liabilities	(624)	(947)
Deferred revenue	(625)	(2,520)

Net cash provided by operating activities	4,716	2,809

Investing activities
Purchases of property and equipment	(178)	84
Proceeds from maturity of short-term investments	21,622	18,584
Purchases of short-term investments	(8,400)	(16,662)
Purchases of minority shares of Actuate Japan	(354)	—
Acquisition of performancesoft, Inc., net of cash acquired	(15,320)	—
Change in other current and non-current assets	(999)	(26)

Net cash (used in) provided by investing activities	(3,629)	1,980

Financing activities
Tax benefit from exercise of stock options	84	—
Proceeds from issuance of common stock	831	1,105
Stock repurchases	(989)	(1,491)

Net cash used in financing activities	(74)	(386)

Net increase in cash and cash equivalents	1,013	4,403
Effect of exchange rates on cash and cash equivalents	6	(43)
Cash and cash equivalents at the beginning of the period	12,490	7,341

Cash and cash equivalents at the end of the period	$13,509	$11,701

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

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 13, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months ended March 31, 2006 are not necessarily indicative of operating results for any other future interim period or the full fiscal year.

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

Actuate recognizes revenues in accordance with AICPA Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For sales to end-user customers, Actuate recognizes license revenues when a license agreement has been signed by both parties or a definitive agreement has been received from the customer, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. Actuate has not established vendor-specific objective evidence of fair value for license fees. Therefore, the Company recognizes revenues from arrangements with multiple elements involving software licenses under the residual method. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

Actuate enters into reseller and distributor arrangements that typically give such distributors and resellers the right to distribute its products to end-users headquartered in specified territories. Actuate recognizes license revenues from arrangements with U.S. resellers and distributors when there is persuasive evidence of an arrangement with the reseller or distributor, the product has been shipped, the fees are fixed or determinable and collectibility is probable. Actuate recognizes license revenues from arrangements with international resellers and distributors upon receipt of evidence of sell-through and when all other revenue recognition criteria have been met. If it is not practical to obtain evidence of sell-through, the Company defers revenues until the end-user has been identified and cash has been received. In some instances there is a timing difference between when a reseller completes its sale to the end-user and the period in which Actuate receives the documentation required for revenue recognition. Because Actuate delays revenue recognition until the reporting period in which the required documentation is obtained, it may recognize revenue in a period subsequent to the period in which the reseller completes the sale to its end-user.

Actuate also enters into OEM arrangements that provide for license fees based on the bundling or embedding of its products with the OEMs’ products. These arrangements generally provide for fixed, irrevocable royalty payments. Actuate recognizes license fee revenues from U.S. OEM arrangements when a license agreement has been executed by both parties, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. For sales through international OEMs, the Company defers revenue until the period in which it receives a royalty report from such OEM assuming all other revenue recognition criteria have been met. As discussed above, there may be a timing difference between the period in which the OEM completes the sale to its end-user, and the period in which the Company recognizes the revenue.

Credit-worthiness and collectibility for end-users are assessed based on payment history and current credit profile. When a customer is not deemed credit-worthy, revenues are deferred and recognized upon cash receipt.

Actuate recognizes maintenance revenues, which consist of fees for ongoing support and unspecified product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to standard implementation and configuration. Training revenues are generated from classes offered at the Company’s headquarters and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both, license and service elements, the license fee is typically recognized on delivery of the software and when all other revenue recognition criteria are met, provided services do not include significant customization or modification of the product and are not otherwise essential to the functionality of the software.

Adoption of SFAS 123R

The Company has various types of stock-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Notes 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for additional information related to these stock-based compensation plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has elected to adopt the modified prospective transition method permitted by SFAS 123R, which applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal year 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. This cost is based on the grant-date fair value estimated at the time of the grant, in accordance with the pro forma provisions of SFAS 123. Compensation cost for all shared-based payments granted subsequent to January 1, 2006, are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior periods were not restated to reflect the impact of adopting the new standard. The fair value of option awards is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

Stock-Based Compensation

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss before income taxes and net loss for the three months ended March 31, 2006 was higher by $1.6 million, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net income per share for the three months ended March 31, 2006 would have been $0.02 if the Company had not adopted SFAS 123R, compared to the reported basic and diluted loss per share of $0.01.

The table below reflects proforma net income and net income per share for the three months ended March 31, 2005 (in thousands, except income per share amounts):

Three months ended March 31, 2005 (pro forma)
Net income, as reported	$245
Less: Stock-based compensation expense for employees determined under fair value based method, net of tax effect	(1,584)

Net loss proforma	$(1,339)

Net income (loss) per share:
Basic – as reported	$0.00

Basic – proforma	$(0.02)

Diluted – as reported	$0.00

Diluted – proforma	$(0.02)

As of March 31, 2006, there was approximately $7.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Actuate employees. These compensation expenses will be recognized over the appropriate amortization period of four years using the accelerated amortization method as provided under FIN28. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan for the three months ended March 31, 2006 and 2005 are as follows:

	Options		ESPP
	Three Months Ended		Three Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Volatility	86.82%	97.38%	42.58%	46.36%
Expected term (years)	4.16	3.5		.5
Risk free interest rate	4.50%	3.38%	4.68%	3.03%
Expected dividend yield	0%	0%	0%	0%

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

The table below reconciles the weighted average common shares used to calculate basic net income (loss) per share with the weighted-average common shares used to calculate diluted net income (loss) per share (in thousands):

	Three Months Ended March 31,
	2006	2005
Weighted-average common shares outstanding	60,183	62,092
Weighted-average dilutive stock options outstanding under the treasury stock method	—	2,536

Weighted-average common shares used in computing diluted net income (loss) per share	60,183	64,628

All outstanding stock options have been excluded from the calculation of diluted net loss per share in the three months ended March 31, 2006, because all such stock options are anti-dilutive. The weighted-average number of common shares excluded from the calculation of diluted net loss per share was 20,920,000 in the three months ended March 31, 2006. Such stock options, had they been dilutive, would have been included in the computation of diluted net loss per share. In the first quarter of fiscal year 2005, the Company excluded 9,299,000 stock options from its calculation of weighted-average common shares used in computing dilutive net income per share as they were anti-dilutive for the net income per share calculation. These anti-dilutive options could be dilutive in the future.

The weighted average exercise price of excluded stock options was $2.26 and $4.24 for the quarter entered March 31, 2006 and 2005, respectively.

Comprehensive Income (Loss)

Other comprehensive income (loss) includes currency translation adjustments and unrealized gains and (losses) on short-term investments that are not included in net income (loss), but rather are recorded directly in stockholders’ equity. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Foreign currency translation adjustment	$6	$(43)
Net unrealized gain (loss) on securities	17	(39)

	$23	$(82)

Recent Accounting Pronouncements

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R and the adoption did not have a material effect on its consolidated financial position, results of operations or cash flows.

In November 2005, FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The guidance in this FSP has been applied to reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial position, results of operation or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-06 – “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, significantly after the inception of the lease, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement was adopted prospectively effective on January 1, 2006. The adoption of EITF 05-6 did not have a material impact on our consolidated financial position, results of operations or cash flows.

2. Acquisition of performancesoft, Inc.

In January of fiscal year 2006, the Company acquired all of the outstanding shares of capital stock of performancesoft, Inc. (“performancesoft”). performancesoft was a privately-held entity headquartered in Toronto, Canada, and a leading provider of performance management solutions software and services. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” performancesoft provides a total performance management solution that helps organizations measure their performance, manage their business, and helps them achieve more effective decision-making, efficient management reporting and increased accountability. The Company acquired performancesoft for the purpose of enhancing its current product offering by adding performancesoft’s products and technology to its existing product line. The Company began including the operating results of performancesoft in its consolidated financial statements from the closing date of acquisition, which was January 5, 2006.

The acquisition principally consisted of an initial cash purchase price of $15.5 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. This contingent consideration would be payable in fiscal year 2007. Due to the fact that the contingent consideration is currently not determinable beyond a reasonable doubt, the Company did not include this contingent consideration in the acquisition accounting at the date of acquisition. Rather, it will be recorded when the contingency is resolved. At that time, the Company will record the current fair value of any additional consideration as additional cost of the acquired enterprise. We expect that this additional cost would be allocated to goodwill.

In addition to the $15.5 million initial cash payment, the Company paid an additional $1.0 million in cash related to this transaction. This additional payment is currently residing in an escrow account pending the resolution of specific items documented in the purchase agreement. The Company has not yet included this $1.0 million in the purchase price as the amount to be released from escrow is not determinable beyond a reasonable doubt. Once the pending items are resolved, Actuate will either add this additional $1.0 million to the purchase price or be entitled to reclaim these fees from the escrow account. We expect these pending items to be resolved by the end of the third quarter of fiscal 2006. As of March 31, 2006 this balance is residing in the other current assets line on the balance sheet.

Assets acquired and liabilities assumed were recorded at their fair values as of January 5, 2006. The total $15.6 million preliminary purchase price is comprised of the following:

Cash	$15,564,801
Direct transaction costs	92,044

Total preliminary purchase price	$15,656,845

Direct transaction costs of $92,044 include legal and accounting fees, appraisal fees, and other external costs directly related to the acquisition.

Purchase Price Allocation

In accordance with SFAS No. 141, the total preliminary purchase price was allocated to performancesoft’s net tangible liabilities and identifiable intangible assets based upon their estimated fair values as of January 5, 2006. The excess purchase price over the value of the net tangible liabilities and identifiable intangible assets was recorded as goodwill. We determined the valuation of our identifiable intangible assets with the assistance of a third party valuation firm. The allocation of the purchase price is preliminary as the Company is awaiting finalization of the valuation report from the third party firm. The following represents the preliminary allocation of the preliminary purchase price to the acquired net assets of performancesoft and the associated estimated useful lives (in thousands):

	Amount	Estimated Useful Life
Net tangible assets and liabilities:
Accounts receivable, net	$996	N/A
Recoverable income tax	1,595	N/A
Accounts payable	(1,665)	N/A
Deferred revenue	(1,657)	N/A
Other net assets and liabilities	178	N/A

	(553)	N/A
Identifiable intangible assets:
Existing technology	1,100	5 years
Customer and partner relationships	3,400	5 years
In-process research and development	900	N/A
Tradename	800	3 years
Goodwill	10,010	N/A

Total preliminary purchase price	$15,657

Identifiable intangible assets—Existing technology includes developed technology related primarily to performancesoft’s main product, Views. The value of existing technology was determined using the excess earnings approach. The excess earnings approach considers the earnings attributable to a specific intangible asset of a company to be those earnings in excess of fair returns on all of the contributory assets that are necessary to realize the earnings.

Customer contracts and relationships represent existing customer and partner relationships. The value of these relationships was determined using the cost savings method, which is an income approach methodology.

Tradenames primarily relate to the performancesoft name and the Views product name. The value of the tradenames was determined using a relief-of-royalty method of the income approach. Under this method the value of an intangible asset is determined by quantifying the cost savings a company enjoys by owning, as opposed to licensing, the intangible asset.

In-process research and development—As of the acquisition date, $900,000 was allocated to in-process research and development. In-process research and development is dependent on the status of new projects on the date the acquisition is consummated. At the date of acquisition the company had two development projects that were in process, relating to its Views product and a new product offering called Track. The value of in-process research and development was determined using the excess earnings approach. The discount rates used take into consideration the stage of completion and the risk surrounding the successful development and commercialization of each of the purchased in-process technology projects that were valued. The Company expensed the total value of these in-process research and development projects at the time of acquisition as they were determined to have no alternative future use. This expense is shown as a separate line item in the condensed consolidated statement of operations.

Goodwill—Approximately $10.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present).

In connection with the performancesoft acquisition, Actuate’s Board of Directors duly authorized the issuance of stock options to eligible employees from the Company’s 1998 Equity Incentive Plan. A total of 530,200 non-statutory stock options were issued in January of 2006 at an exercise price of $3.36. Each grant shall fully vest in four years with 25% vesting at the end of year one and the remaining balance to vest in thirty-six equal successive monthly installments. These shares were valued at their fair value in accordance with FAS 123R and are being amortized over their vesting period.

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations of Actuate and performancesoft, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2005 or of results that may occur in the future.

The unaudited pro forma financial information for the year ended December 31, 2005 combines the historical results for Actuate for the twelve months ended December 31, 2005 and the historical results for performancesoft for the twelve months ended October 31, 2005. We have not presented pro forma results for fiscal year 2006 as any differences from the 2006 actual results would be immaterial.

	Twelve Months Ended December 31, 2005 (in thousands, except per share data)
	As Reported	Proforma
		(Unaudited)
Total revenues	$106,401	$120,143
Net Income	11,591	11,809
Basic net income per share	.19	.19
Diluted net income per share	$.18	$.19

3. Investment in Actuate Japan

The minority shareholders of Actuate Japan have the option to put their equity interest (“Minority Interest”) in Actuate Japan and Actuate has the option to call the Minority Interest. In April 2005, a minority shareholder of Actuate Japan notified the Company that it wished to exercise its right to put its equity interest in Actuate Japan. This minority shareholder exercised its right on October 24, 2005 resulting in a payment of $366,000 by Actuate. In February 2006, a separate minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its equity interest in Actuate Japan. This minority shareholder exercised its right on March 15, 2006 resulting in a payment of approximately $354,000 for this interest during the first quarter of fiscal year 2006. This payment was recorded as additional goodwill related to Actuate Japan. The remaining minority interest as of March 31, 2006 was approximately 12%. If the minority interest shareholders chose to put these remaining shares, Actuate would be required to pay approximately $408,000 to purchase these shares. As of the date of this filing, the remaining minority shareholders have not notified the Company of any intent to exercise their put option.

4. Restructuring Charges

2004 Restructuring Plan

During fiscal year 2004, the Company underwent a restructuring that was carried out in two phases. The first occurred in the first quarter of fiscal year 2004 when the Company initiated a restructuring of its world wide sales operations. This restructuring consisted primarily of a workforce reduction and associated legal expenses which resulted in a headcount reduction of five people and associated severance benefits and related legal costs of $586,000 during the first quarter of fiscal year 2004.

In early October 2004, Actuate implemented an additional restructuring. The costs associated with this restructuring totaled $1.4 million in the fourth quarter of fiscal year 2004 and were primarily comprised of severance and related costs. The restructuring plan resulted in the elimination of approximately 9% of the Company’s worldwide workforce or 53 positions across all levels and functions. The Company incurred additional expenditures of approximately $665,000 during fiscal year 2005 related to this restructuring.

2002 Restructuring Plan

In response to the continuing global economic slowdown, Actuate developed a workforce reduction and a facility exit plan in the third quarter of fiscal year 2002. As a result of this restructuring plan, Actuate recorded a charge of $27.1 million (consisting of a $24.8 million idle facility charge and a $2.3 million workforce reduction charge) in the third quarter of fiscal year 2002. The initial restructuring charges were based on assumptions and related estimates that were deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the changes to Actuate’s previous assumptions and estimates of its severance benefits and related liabilities and the final terms and conditions of its facility subleases, Actuate made the appropriate adjustments, in the second quarter of fiscal year 2003, to the initial restructuring charges recorded in fiscal year 2002. These adjustments were immaterial and had no net effect on Actuate’s consolidated financial statements.

Actuate initially recorded a charge of $24.8 million related to the exit of its idle facility. The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The remaining $3.3 million was related to the write-off of furniture and fixtures associated with the 801 Gateway facilities. As discussed above, Actuate made an adjustment of $188,000 to increase this facility exit liability during the second quarter of fiscal year 2003. As of March 31, 2006, approximately $11.7 million of lease exit costs, net of anticipated sublease income, remain accrued and are expected to be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. Actual future cash requirements may differ materially from the accrual at March 31, 2006, particularly if the actual sublease income is significantly different from current estimates or if the Company is unsuccessful in its efforts to sublease its facility. The facility exit charge also included a $3.4 million write-off of property and equipment (primarily leaseholds improvements) as a result of the abandonment of leased facilities.

The following table summarizes the restructuring accrual activity during the three months ended March 31, 2006 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2005	$465	$12,368	$12,833
Cash payments, net of rents collected on sublease	(16)	(609)	(625)

	449	11,759	12,208
Less: current portion	(449)	(2,482)	(2,931)

Long-term portion at March 31, 2006	$—	$9,277	$9,277

5. Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The tax provision for the three months ended March 31, 2006 and March 31, 2005 consists of federal, state and foreign income taxes and was computed based on the estimated annual effective tax rates applicable to such operations.

6. Geographic Information

Our primary operations are located in the United States. Revenues from international sources related to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues:
North America	$22,798	$18,452
Europe	6,086	5,218
Asia Pacific and others	960	955

	$29,844	$24,625

As of March 31, 2006, we operated solely in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. There were no customers that accounted for more than 10% of total revenues in the three months ended March 31, 2006 or 2005.

7. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with SFAS 142, the Company performs its annual impairment test of goodwill on October 1 of each year. Following is a rollforward of the activity that affected goodwill during the quarter, (in thousands):

Goodwill as of December 31, 2005	$20,990
Acquisition of performancesoft	10,010
Repurchase of Japan minority interest	354
Acquired Net Operating Losses utilized	(176)
Goodwill as of March, 31, 2006	$31,178

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	March 31, 2006					December 31, 2005
	Gross Carrying Amount	Additions	Accumulated Amortization	Adjustment to purchase price allocation	Net Balance	Gross Carrying Amount	Accumulated Amortization	Adjustment to purchase price allocation	Net Balance
Customer lists	$10,600	$3,400	$(10,770)	$—	$3,230	$10,600	$(10,600)	$—	$—
Workforce	408	—	(408)	—	—	408	(408)	—	—
Purchased technologies	6,189	2,250	(5,273)	(12)	3,154	6,767	(5,050)	(578)	1,139
Non-compete agreements	1,030	—	(1,030)	—	—	1,030	(1,030)	—	—
Trademark	700	800	(767)	—	733	700	(700)	—	—

	$18,927	$6,450	$(18,248)	$(12)	$7,117	$19,505	$(17,788)	$(578)	$1,139

As discussed further in Note 2, in January 2006, the Company acquired all of the outstanding shares of capital stock of performancesoft. The total preliminary purchase price of $15.6 million was allocated to various tangible and identifiable intangible assets, which consisted primarily of goodwill of $10.0 million, purchased in-process research and development of $900,000, trademark of $800,000, customer and distribution relationship of $3.4 million and core technology of $1.1 million. The trademarks intangible asset is being amortized on a straight-line basis over a three year period, as the Company intends to phase out the use of the trademarks, while customer relationship and core technology is being amortized on a straight-line basis over five years. Purchased in-process research and development was expensed in the quarter ended March 31, 2006 as it had not reached technological feasibility and had no alternative future uses. The value of the purchased in-process research and development was computed using the excess earnings approach analysis, which is based on the theory that all assets must contribute to the profitability of an enterprise. The value of the core technology was computed using a discounted earnings analysis based on management’s estimates of future revenues and operating costs and expenses related to the technologies acquired from performancesoft.

Amortization expense of purchased intangible assets was approximately $222,000 and $383,000 for the quarters ended March 31, 2006 and 2005, respectively, which is included in cost of license fees and amortization of purchased intangibles in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and intangibles
2006 (remainder of year)	$1,529
2007	2,039
2008	1,749
2009	900
2010	900

$7,117

In February 2006, a minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its equity interest in Actuate Japan. The Company paid approximately $354,000 for this interest during the first quarter of fiscal year 2006. As a result of this payment the Company adjusted it’s investment in Actuate Japan and increased goodwill by the amount equal to the payment made on March 15, 2006. The Company also made adjustments to goodwill and purchased technology by the tax affected portion of the net operating losses (NOLs) utilized with respect to the Tidestone and Nimble acquisitions, respectively. These adjustments resulted in reductions of approximately $176,000 and $12,000 to the Company’s goodwill and purchased intangibles balances, respectively. As of March 31, 2006, the carrying amount of the Company’s goodwill was $31.2 million.

Third Party Source Code

In December of 2005 Actuate agreed to purchase source code from a third-party technology vendor for $1,150,000 in cash. Prior to this purchase, Actuate had been paying royalties to this vendor for the right to use and sell this underlying technology in its products. As of March 31, 2006 we have made the first payment of $150,000 due under this agreement. The remaining balance of $1.0 million became due upon acceptance of the source code, which occurred towards the end of the first quarter of fiscal year 2006. Under this agreement, royalties are no longer required to be paid. The source code fee was capitalized as the product that the technology was embedded in had reached technological feasibility. The amount is being amortized to cost of license fees on a straight-line basis over the expected three-year life of the software.

8. Contingencies

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

In connection with the office building leases in South San Francisco, California, we initially provided the landlord with letters of credit in the amount of $3.9 million as a security deposit. We have provided a security interest in all of our assets as collateral for the letter of credit. These letters of credit have been reduced at pre-determined intervals. The following table summarizes our contractual obligations as of March 31, 2006 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating lease (1)	$21,801	$5,629	$8,666	$7,024	$482
Purchase obligations (2)	2,495	2,495	—	—	—

Total	$24,296	$8,124	$8,666	$7,024	$482

(1)	Our future contractual obligations include minimum lease payments under operating leases at March 31, 2006, net of contractual sublease proceeds.
(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of March 31, 2006. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Of the remaining net future minimum lease payments, approximately $11.7 million is included in restructuring liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2006.

9. Stock Benefit Plans

Stock Option Plans

Amended and Restated 1998 Equity Incentive Plan. In May 1998, the Board of Directors adopted the Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”), which was approved by the stockholders in July 1998. Employees, consultants and directors are eligible for awards under the 1998 Plan. Initially, a total of 5,200,000 shares of common stock were reserved for issuance under the 1998 Plan. As of January 1 of each year, the number of shares reserved for issuance under the 1998 Plan will be increased automatically by the lesser of (i) 5% of the total number of shares of common stock then outstanding or (ii) 2,800,000 shares. The 1998 Plan has been amended and restated to account for stock splits.

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

Options granted under the 1998 Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant and the remaining balance vests monthly over the next four or three years. Upon a change in control, an Award under the 1998 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 1998 Plan will accelerate in full. All outstanding repurchase rights under the 1998 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of March 31, 2006, 8,407,194 shares of common stock were reserved and available for future grants under the 1998 Option Plan.

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

Options granted under the 2001 Plan are exercisable when vested. Shares generally vest at the rate of 25% after one year from the date of grant and the remaining balance vests monthly over the next four years. Upon a change in control, an Award under the 2001 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 2001 Plan will accelerate in full. All outstanding repurchase rights under the 2001 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of March 31, 2006, 676,104 shares of common stock were reserved and available for future grants under the 2001 Option Plan.

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

All options granted under the T-98 Option Plan are incentive stock options qualified under Section 422 of the Code, with a vesting term of five years while the options granted under the T-99 Option Plan are non-statutory stock options with a vesting term of three years. Options granted under the Tidestone Option Plans are generally exercisable upon grant, subject to repurchase rights by us until vested. Under the T-99 Option Plan, shares generally vest at the rate 33% annually. Under the T-98 Option Plan, shares generally vest at the rate of 20% annually. Upon a change in control, an Award under the Tidestone Option Plans will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. As of March 31, 2006, 31,987 and 2,055 shares of common stock were reserved and available for future grants under the T-98 Option and T-99 Option Plan, respectively.

1998 Non-Employee Director Option Plan. The 1998 Non-Employee Directors Option Plan (the “Directors Option Plan”) was adopted by the board of directors in May 1998, and approved by the stockholders in July 1998. The Director Option Plan provides for non-employee members of the Board of Directors to be eligible for automatic option grants. 800,000 shares of common stock have been authorized for issuance under the Directors Option Plan. Each individual who first joins the board as a non-employee director, whether through election or appointment, will receive at that time an automatic option grant for 80,000 shares of common stock. With respect to the initial automatic option grant, the option will become exercisable as to 25% of the shares after one year of board service, with the balance of the shares becoming exercisable ratably in 36 monthly installments over the remaining period of optionee’s board service. At each annual stockholders’ meeting beginning in fiscal year 1999, each current non-employee director will automatically be granted a stock option to purchase 10,000 shares of common stock, whether or not he or she is standing for re-election at that particular meeting, which will become fully vested and exercisable on the first anniversary of such meeting. Each option will have an exercise price equal to the fair market value of the common stock on the automatic grant date and a maximum term of ten years, subject to earlier termination following the optionee’s cessation of Board service.

The Board may amend or modify the Directors Option Plan at any time. The Directors Option Plan will terminate on May 27, 2008, unless terminated sooner by the board. However, vesting will automatically accelerate in full upon (i) an acquisition of Actuate by merger, consolidation or asset sale, (ii) a tender offer for more than 50% of the outstanding voting stock or proxy contest for Board membership or (iii) the death or disability of the optionee while serving as a Board member. As of March 31, 2006, 370,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools of stock available for grant.

Activity under all option plans was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 2003	8,428,289	19,242,199	$0.06-$31.19	$2.85
Additional authorization	2,800,000	—	—	—
Options granted	(3,220,800)	3,220,800	$2.40-$4.28	$2.92
Options exercised	—	(1,362,476)	$0.06-$3.75	$1.54
Options forfeited	2,056,619	(2,021,390)	$0.79-$6.90	$3.43

Balance at December 31, 2004	10,064,108	19,079,133	$0.06-$31.19	$2.90
Additional authorization	2,800,000	—	—	—
Options granted	(3,014,030)	3,014,030	$1.80-$3.47	$2.43
Options exercised	—	(1,077,366)	$0.06-$2.90	$1.44
Options forfeited	1,723,393	(1,723,393)	$0.82-$7.59	$3.73

Balance at December 31, 2005	11,573,471	19,292,404	$0.16-$31.19	$2.83
Additional authorization (1)	—	—	—	—
Options granted	(2,347,700)	2,347,700	$3.16-$4.21	$3.55
Options exercised	—	(297,296)	$0.53-$3.75	$2.18
Options forfeited	261,569	(261,569)	$1.56-$6.60	$3.47

Balance at March 31, 2006	9,487,340	21,081,239	$0.16-$31.19	$2.91

(1)	We expect additional shares to become available for grant upon formal filing of Form S-8 in the second quarter of fiscal year 2006.

The weighted average grant date fair value of options granted during the quarter ended March 31, 2006 was $2.31 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $531,937.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.16-$1.25	403,166	1.71 years	$0.62	402,509	$0.62
$1.27-$1.49	6,986,702	6.58 years	$1.49	6,849,856	$1.49
$1.56-$2.99	5,245,101	8.27 years	$2.57	1,966,381	$2.62
$3.00-$3.65	4,235,559	7.33 years	$3.52	1,682,572	$3.53
$3.66-$31.19	4,209,672	5.62 years	$5.30	4,076,329	$5.34

$0.16-$31.19	21,080,200	6.87 years	$2.91	14,977,647	$2.89

At March 31, 2006, 20,693,000 options were vested and expected to vest, with an aggregate intrinsic value of $33,206,700. The aggregate intrinsic value and weighted-average remaining contractual term of options currently exercisable at March 31, 2006 were $25,761,828 and 6.01 years, respectively.

Amended and Restated 1998 Employee Stock Purchase Plan

The 1998 Amended and Restated Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the board of directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan is automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. If the market price of Actuate’s stock at the end of any six-month purchase period is lower than the stock price at the original grant date, the plan is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. No more than 500 shares may be purchased by any individual on any accumulation date. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with us. The Purchase Plan has been amended and restated to account for stock splits. As of March 31, 2006, 4,436,354 shares had been purchased under the Purchase Plan and 763,646 shares of common stock were reserved and available for future issuance.

As of March 31, 2006, shares of common stock reserved for future issuance consisted of 10,250,986 securities available for future issuance.

10. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	March 31,
	2006	2005
Maintenance and support	$27,238	$23,592
Other	6,183	2,651

	$33,421	$26,243
Less: Current portion	(32,416)	(25,525)

	$1,005	$718

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

11. Subsequent Events

On May 10, 2006 our Board of Directors approved an increase in the number of shares of common stock that may be purchased by any individual on any accumulation date under the 1998 Employee Stock Purchase Plan to 1,000 shares. Prior to this increase the amount was set at 500 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 13, 2006.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate’s expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate’s current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part II, Item 1A–Risk Factors of this Form 10-Q, Part I, Item 1A–Risk Factors in our Annual Report for the year ended December 31, 2005 and in other filings made by the Company with the Securities and Exchange Commission.

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

Our total revenues for the first quarter of fiscal year 2006 were $29.8 million, a 21% increase over the first quarter of fiscal year 2005. This increase was primarily the result of our acquisition of performancesoft which resulted in increase to our revenues of approximately $2.5 million. Other increases in revenues were primarily due to maintenance renewals and services revenues, which combined accounted for approximately $4.6 million of the increase over the first quarter of fiscal 2005. For the first quarter of fiscal year 2006, we reported a net loss of $470,000 or $.01 per share, compared with a net profit of $245,000 or $.00 per share in the first quarter of fiscal year 2005. The decrease in net income during the first quarter of fiscal year 2006 was primarily due to (i) operating and acquisition related expenses related to performancesoft totaling $4.0 million, and (ii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) of approximately $1.6 million in stock-based compensation expense recorded during the three months ended March 31, 2006. Our headcount at the end of the first quarter of fiscal year 2006 was 584 employees, an increase of 101 employees or 21% over the same period last year. Of this total, peformancesoft accounted for 88 heads or 18% over the same period last year.

North American total revenues increased from $18.4 million in the first quarter of fiscal year 2005 to $22.8 million in the first quarter of fiscal year 2006. Revenues from international regions also increased from $6.2 million in the first quarter of fiscal year 2005 to approximately $7.0 million in the first quarter of fiscal year 2006. During the first quarter of fiscal year 2006, we derived 23% of our total revenues from sales outside of North America versus 25% in the same period last year. Without the acquisition of performancesoft, North American total revenues would have increased from $18.4 million in the first quarter of fiscal year 2005 to $21.1 million in the first quarter of fiscal year 2006. Revenues from international regions also would have increased marginally from $6.2 million in the first quarter of fiscal year 2005 to $6.3 million in the first quarter of fiscal year 2006 if performancesoft results were excluded.

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

Three trends continue to have significant impact on results of our operations. We currently believe that corporate IT budgets will grow only modestly in fiscal year 2006. Second, we continued to witness corporations consolidating their business intelligence and Enterprise Reporting Software purchases into fewer suppliers. Corporations were reluctant to buy software from new vendors. This impacted our ability to acquire as many new Global 9000 customers as planned. Finally, we continued to experience vigorous competition in the Enterprise Reporting market. The existence of this competitive environment required additional sales and marketing efforts to differentiate our products, which resulted in extended sales cycles. We believe that competition in the Enterprise Reporting market will continue to be vigorous in the remainder of fiscal year 2006.

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

During 2005 we continued to pursue these initiatives started in 2004 and we will continue to do so for the remainder of 2006. We have added the following strategic initiative resulting from our acquisition of performancesoft:

Delivering a highly differentiated Performance Management offering—We intend to combine performancesoft’s leading Performance Management applications and Actuate’s Enterprise Reporting Application platform to provide capabilities for distributing accountability throughout the enterprise. We hope this initiative will result in increased license revenue in the short-to-medium term.

We have a limited ability to forecast future revenues and expenses, thus the prediction of future operating results is difficult. In addition, historical growth rates in our revenues and earnings should not be considered indicative of future revenue or earnings growth rates or operating results. There can be no assurance that any of our business strategies will be successful or that we will be able to achieve and maintain profitability on a quarterly or annual basis. It is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors, and in such event the price of our common stock could decline.

Actuate was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate’s principal executive offices are located at 701 Gateway Boulevard, South San Francisco, California. Actuate’s telephone number is 650-837-2000. Actuate maintains a Web site at www.actuate.com.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2005, on Form 10-K filed with the SEC on March 13, 2006. Our most critical accounting policies have not changed since December 31, 2005. Our accounting policy for stock-based compensation was recently added due to the adoption of SFAS 123(R) and is described below.

Valuation of Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments, such as stock options, for goods or services, such as the services of the entity’s employees. SFAS 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB 25 and generally requires instead that such transactions be accounted for using a fair-value based method. Accordingly, we measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the modified prospective method. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such change are made.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2006	2005
Revenues:
License fees	33%	36%
Services	67	64

Total revenues	100	100

Costs and expenses:
Cost of license fees	2	3
Cost of services	26	24
Sales and marketing	39	34
Research and development	18	17
General and administrative	13	18
Amortization of other purchased intangibles	—	1
In-process research and development	3	—
Restructuring charges	—	2

Total costs and expenses	101	100

Income (loss) from operations	(1)	—
Interest and other income, net	1	2

Income before income taxes	—	2
Provision for income taxes	(2)	(1)

Net income (loss)	(2)%	1%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, consulting and training. Total revenues increased 21% from $24.6 million for the quarter ended March 31, 2005 to $29.8 million for the quarter ended March 31, 2006. A large portion of this increase was attributed to performancesoft revenues, which totaled approximately $2.5 million. If revenues from performancesoft were excluded, software license revenues decreased by approximately 4% from $8.9 million in the first quarter of fiscal year 2005 to $8.6 million in the first quarter of fiscal year 2006, while services revenues increased by approximately 20% from $15.7 million to $18.8 million during the same period. Sales outside of North America were $7.0 million or 23% of total revenues for the first quarter of fiscal year 2006, compared to $6.2 million, or 25% of total revenues for the first quarter of fiscal year 2005. No single customer accounted for more than 10% of our revenues for any of the periods presented.

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2006	2005
Revenues
License fees	$9,987	$8,948	$1,039	12%
Services	19,857	15,677	4,180	27%

Total Revenues	$29,844	$24,625	$5,219	21%

% of Revenue
License fees	33%	36%
Services	67%	64%

Total Revenues	100%	100%

License fees. The increase in license revenues for the first quarter of fiscal year 2006 over the same period in the prior year was primarily due to revenues from our acquisition of performancesoft, which totaled approximately $1.4 million. The region that realized the most significant license revenue growth was the North America region, which accounted for 18% or $1.1 million increase in license revenues over the first quarter of fiscal year 2005. By region, North America continued to account for approximately 72% of the total license revenue while the Europe and Asia Pacific regions accounted for 25% and 3% of the total license revenues, respectively. For the same period last year, North America accounted for approximately 68% of the total license revenue while the Europe and Asia Pacific regions accounted for 29% and 3% of the total license revenues, respectively. No single customer accounted for more than 10% of our revenues for any of the periods presented.

Services. The increase in services revenues was primarily driven by the growth in our maintenance and support revenues, which increased in the first quarter of fiscal year 2006 by 18% or $2.2 million over the same quarter last year. Although a portion of this growth was attributed to a price increase for renewals in fiscal year 2005, the primary contributor to the growth came from a continued implementation of a more aggressive renewal campaign by our maintenance renewal group. Maintenance and support revenues related to performancesoft accounted for approximately $554,000 of the total increase. We also experienced growth in our services and training revenues, which increased by approximately 56% or $2.0 million. This was primarily attributed to higher demand for our professional consulting services. Services margins remained relatively flat from 63% in the first quarter of fiscal year 2005 to 62% for the first quarter of fiscal year 2006. Services and training revenues related to performancesoft accounted for approximately $513,000 of the total increase. By region, North America continued to account for approximately 79% of the total services revenue while the Europe and Asia Pacific regions accounted for 18% and 3% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 79% of the total services revenue while the Europe and Asia Pacific regions accounted for 17% and 4% of the total services revenues, respectively.

Operating Expenses

Cost of license fees

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2006	2005
Cost of license fees	$494	$737	$(243)	(33)%
% of License Revenue	5%	8%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in costs of license fees in absolute dollars for the first quarter of fiscal year 2006, compared to the corresponding period in the prior year, was primarily due to reduced amortization of the purchased technologies associated with the acquisition of Tidestone. Purchased technologies related to the Tidestone acquisition became fully amortized in the second quarter of fiscal year 2005 and accounted for approximately $225,000 of the decrease. This decrease was offset by approximately $112,000 in increased amortization costs related to the acquisition of performancesoft and our agreement to purchase a source code from a third-party technology vendor during the first quarter of fiscal year 2006. The agreement to accept source code has resulted in a reduction of approximately $61,000 in third party royalties versus Q1’05. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 6% and 10% of revenues from license fees for the remainder of fiscal year 2006.

Cost of services

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2006	2005
Cost of services	$7,674	$5,834	$1,840	32%
% of Services Revenue	39%	37%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The increase in cost of services for the first quarter of fiscal year 2006, compared to the corresponding period in the prior year, was primarily due to (i) an increase in third party consulting by approximately $971,000 in support of the 66% increase in the services revenues during the first quarter of fiscal year 2006, (ii) the acquisition of performancesoft in January of 2006, which increased expenses by approximately $768,000 and (iii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) of approximately $181,000 in stock-based compensation expense recorded during the three months ended March 31, 2006. We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 38% to 41% of total services revenues for the remainder of fiscal year 2006.

Sales and marketing

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2006	2005
Sales and marketing	$11,557	$8,418	$3,139	37%
% of Revenue	39%	34%

Sales and marketing expenses consist primarily of salaries, commissions, stock-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. The 37% increase in sales and marketing expenses in both absolute dollars and as a percentage of total revenues for the first quarter of fiscal year 2006 was due to (i) the acquisition of performancesoft in January of 2006, which increased expenses by approximately $1.6 million, (ii) salaries, and related bonuses of approximately $879,000 due primarily to annual merit increases and the addition of 10 new employees, and (iii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006

(see Note 1 to the condensed consolidated financial statements) of approximately $572,000 in stock-based compensation expense recorded during the three months ended March 31, 2006. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 37% to 40% of total revenues for the remainder of fiscal year 2006.

Research and development

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2006	2005
Research and development	$5,283	$4,228	$1,055	25%
% of Revenue	18%	17%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, stock-based compensation costs, the enhancement of existing products, quality assurance and testing. The increase in research and development expenses in the first quarter of fiscal year 2006 was primarily attributed to (i) the acquisition of performancesoft in January of 2006, which increased expenses by approximately $567,000, (ii) annual merit increases totaling approximately $100,000, and (iii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) of approximately $294,000 in stock-based compensation expense recorded during the three months ended March 31, 2006. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 17% to 19% of total revenues for the remainder of fiscal year 2006.

General and administrative

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2006	2005
General and administrative	$4,055	$4,509	$(454)	(10)%
% of Revenue	13%	18%

General and administrative expenses consist primarily of personnel costs, stock-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The decreases in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the first quarter of fiscal year 2006 was primarily due to (i) a reduction in accounting, legal and other professional fees of approximately $940,000 due to lower Section 404 compliance audit fees and legal fees associated with the MicroStrategy case, and (ii) a reduction in bad debt expense of approximately $360,000. These decreases were offset by (i) approximately $200,000 in annual employee merit increases, (ii) the acquisition of performancesoft in January of 2006, which increased expenses by approximately $160,000, and (iii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) of approximately $505,000 in stock-based compensation expense recorded during the three months ended March 31, 2006. We expect our general and administrative expenses to be in the range of 12% to 15% of total revenues for the remainder of the fiscal year 2006.

Amortization of other intangibles

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2006	2005
Amortization of other intangibles	$237	$276	$(39)	(14)%
% of Revenue	—	1%

The decreases in amortization of other purchased intangibles in both absolute dollars and as a percentage of total revenues for the first quarter of fiscal year 2006 was due to the fact that we fully amortized the other intangibles associated with our acquisitions of Tidestone and Nimble Technology by the second and third quarter of fiscal year 2005, respectively. These reductions were offset by increases in amortization costs of $237,000 related to our acquisition of performancesoft in January of fiscal year 2006.

Purchased in-process research and development

During the quarter ended March 31, 2006 and in connection with the acquisition of performancesoft, we recorded a charge to operations of $900,000 for purchased in-process research and development. The purchased in-process research and development was expensed because it had not reached technological feasibility and had no alternative future uses. The value of the purchased in-process research and development was computed using the excess earnings approach analysis, which is based on the theory that all assets must contribute to the profitability of an enterprise. We determined the valuation of the purchased in-process research and development with the assistance of an independent third party.

Interest and other income (expense), net

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2006	2005
Interest and other income (expense), net	$335	$384	$(49)	(13)%
% of Revenue	1%	2%

Interest and other income (expense), net is comprised primarily of interest income earned by the Company on cash and short-term investments. Interest income increased by approximately $130,000 during the first quarter of fiscal year 2006 compared to the same period last year due primarily to a higher weighted average interest rate on our investments. This higher rate generated greater interest income despite the $16.2 million cash outlay for the acquisition of performancesoft. Prior year interest and other income includes $130,000 of non-recurring gains in one of our international subsidiaries.

Provision for income taxes

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2006	2005
Provision for income taxes	$449	$193	$256	132%
% of Revenue	2%	1%

For the three months ended March 31, 2006, we recorded an income tax provision of $449,000, as compared to an income tax provision of $193,000 for the same period of fiscal year 2005. The increase in the income tax provision for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 is due to higher projected domestic net income in 2006 and a higher effective tax rate for the quarter as a result of adopting SFAS 123R as of January 1, 2006. In addition, we experienced higher profit before tax due to the write off of purchased in-process research and development costs of $900,000 associated with the acquisition of performancesoft treated as a discrete event.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical tax losses, management believes it is more likely than not that the Company will not realize a majority of the benefits of these deductible differences. Therefore, a valuation allowance has been established to offset the deferred tax assets where these benefits may not be realized. We continue to closely monitor the available evidence, both positive and negative, and may release portions of the valuation allowance in future periods.

The Company’s ability to utilize the net operating losses and tax credit carry forwards in the future may be subject to an annual limitation in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

As of March 31, 2006, we had cash, cash equivalents and short-term investments of $42.2 million, a decrease of approximately $12.2 million from $54.4 million at December 31, 2005. We also had $23.1 million in net working capital as of March 31, 2006, representing a decrease of approximately $15.8 million from $38.9 million at December 31, 2005.

Net cash provided by operating activities in the current quarter was $4.7 million, resulting from a net loss of $470,000, adjusted for non-cash charges, including $920,000 of depreciation and amortization, $1.6 million in stock-based compensation, purchased in-process research and development of $900,000 related to our acquisition of performancesoft, net cash collections of accounts receivable of $6.1 million, offset by a total of $4.3 million decrease in accounts payable, accrued and other associated liabilities, mainly due to payments made during the quarter.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. During the first quarter of fiscal year 2006 our cash flows were impacted significantly due to the acquisition of performancesoft. The net impact was approximately $15.3 million and was comprised of $15.6 million purchase price, net of $337,000 of cash on hand by performancesoft at the time of acquisition. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements and the timing of our cash inflows.

Cash used in investing activities was $3.6 million for the three months ended March 31, 2006 compared to approximately $2.0 million provided by for the same period in fiscal 2005. The primary driver for the decrease in cash during the first quarter of fiscal year 2006 was the acquisition of performancesoft which resulted in a net cash payment of approximately $16.2 million. Due to this acquisition, we liquidated our investments by a total of approximately $13.2 to accommodate the funding of this transaction. In addition, during February 2006, a minority shareholder of Actuate Japan notified us that it wished to exercise its rights to put its equity interest in Actuate Japan and as a result we paid approximately $354,000 for this minority interest during the first quarter of 2006.

Cash used in financing activities was $74,000 for the three months ended March 31, 2006 compared to $386,000 used for the same period in fiscal year 2005. This decrease in cash used was primarily the result of lower proceeds from the issuance of common stock in fiscal year 2006, offset by lower level of stock repurchases. During the first three months of fiscal year 2006, we spent approximately $990,000 cash to repurchase 289,000 shares of common stock in the open market, while during the same period last year we spent approximately $1.5 million to repurchase approximately 566,000 shares of common stock.

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

Contractual Obligations and Commercial Commitments.

The following table summarizes our contractual obligations as of March 31, 2006 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating lease (1)	$21,801	$5,629	$8,666	$7,024	$482
Purchase obligations (2)	2,495	2,495	—	—	—

Total	$24,296	$8,124	$8,666	$7,024	$482

(1)	Our future contractual obligations include minimum lease payments under operating leases at March 31, 2006, net of contractual sublease proceeds.

(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of March 31, 2006. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Of the remaining net future minimum lease payments, approximately $11.7 million is included in restructuring liabilities on the Company’s consolidated balance sheet as of March 31, 2006.

In connection with the office building leases in South San Francisco, California, we initially provided the landlord with letters of credit in the amount of $3.9 million as a security deposit. We have provided a security interest in all of our assets as collateral for the letter of credit. These letters of credit have been reduced at pre-determined intervals. As of March 31, 2006 the amounts remaining under these letters of credit total of approximately $900,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first three months of fiscal years 2006 and 2005 we derived 23% and 25%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our gains due to foreign exchange rate fluctuations were approximately $21,000 for the first three months of fiscal 2005 compared to gains of approximately $19,000 during the same period last year.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Due to the nature of our investments, we believe that there is no material risk exposure.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control. Subject to these limitations, and based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Actuate files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

There were no changes in Actuate’s internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, Actuate’s internal control over financial reporting.

In January 2006, the Company acquired all of the outstanding shares of capital stock of performancesoft, Inc., a privately-held entity headquartered in Toronto, Canada. It is expected that, prior to December 31, 2006, the Company will institute changes to performancesoft’s internal controls over financial reporting. These changes are expected to align performancesoft’s internal controls over financial reporting with the Company’s controls over financial reporting.

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

Item 1A. Risk Factors

Investors should carefully consider the following risk factors and warnings before making an investment decision, as well as the risks described in Part I, Item 1A–Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. The risks described below and in our Annual Report are not the only ones facing Actuate. Additional risks that we do not yet know of or that we currently think are immaterial may also materially impair our business operations. If any of the following risks, currently unknown risks, or currently known risks that are mistakenly believed to be immaterial, actually occur, our business, operating results or financial condition could be materially harmed. In such case, the trading price of our common stock could decline and you may lose all or part of your investment. Investors should also refer to the other information set forth in this Quarterly Report on Form 10-Q, including the financial statements and the notes thereto.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 23%, 25% and 24% for the first quarter of fiscal years 2006, 2005 and 2004, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through our direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 35%, 27%, and 24% for the first quarter of fiscal years 2006, 2005 and 2004, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be harmed.

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

BECAUSE THE SALES CYCLES OF THE COMPANY’S PRODUCTS ARE LENGTHY AND VARIABLE, ITS QUARTERLY RESULTS MAY FLUCTUATE.

The purchase of the Company’s products by its end-user customers for deployment within the customer’s organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond the Company’s control. These delays can arise from a customer’s internal procedures to approve large capital expenditures, budgetary constraints, the testing and acceptance of new technologies that affect key operations and general economic and political events. The sales cycle for initial orders and larger follow-on orders for the Company’s products can be lengthy and variable. Additionally, sales cycles for sales of the Company’s products to OEMs tend to be longer, ranging from 6 to 24 months or more, and may involve convincing the OEMs’ entire organization that the Company’s products are the appropriate software for their applications. This time period does not include the sales and implementation cycles of such OEMs’ own products, which can be longer than the Company’s sales and implementation cycles. Certain of the Company’s customers have in the past, or may in the future, experience difficulty completing the initial implementation of Actuate’s products. Any difficulties or delays in the initial implementation by the Company’s end-user customers or indirect channel partners could cause such customers to reject the Company’s software or lead to the delay or non-receipt of future orders for the large-scale deployment of its products, in which case the Company’s business, operating results and financial condition would be harmed.

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

CERTAIN OF THE COMPANY’S CHARTER PROVISIONS AND DELAWARE LAW MAY PREVENT OR DETER A CHANGE IN CONTROL OF ACTUATE.

The Company’s Certificate of Incorporation, as amended and restated (the “Certificate of Incorporation”), and Bylaws, as amended and restated (“Bylaws”), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions authorizing the issuance of “blank check” preferred stock and eliminating the ability of stockholders to act by written consent. In addition, certain provisions of Delaware law and the Company’s stock option plans may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of the Company’s common stock

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended March 31, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
January 1, 2006 through January 31, 2006	—		—	—
Month #2
February 1, 2006 through February 28, 2006	289,000	$3.39	289,000	—
Month #3
March 1, 2006 through March 31, 2006	—		—	—

Total	289,000	$3.39	289,000	—

(1)	On September 19, 2001, the Company’s Board of Directors authorized a stock repurchase program of up to $6.0 million of our common stock. On October 24, 2002 and April 28, 2004 Actuate’s Board of Directors extended the stock repurchase program by authorizing the management to repurchase up to an additional $3.0 million and $1.5 million worth of Company’s common stock, respectively. On July 28, 2004, the Company’s Board of Directors authorized management to repurchase, on an on-going basis, up to $1.5 million Actuate common stock each calendar quarter. During the fourth quarter of 2004, the Board of Directors suspended the repurchase program.

In January 2005, pursuant to the stock repurchase program announced in September 2001, and extended from time to time by the Company’s Board of Directors, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This was further confirmed in April 2005, July 2005 and October 2005 when the Board of Directors authorized management to proceed with the repurchases. The Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advance by the Board. Since January 1, 2005, the Company repurchased a total of 3.3 million shares of the Company’s common stock, totaling approximately $8.1 million.

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

Actuate Corporation (Registrant)

Dated: May 10, 2006	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Chief Financial Officer, Senior Vice President of Finance (Principal Financial and Accounting Officer)