Form 10-Q/A
period 2006-03-31
ACTUATE CORP
filed 2006-06-02
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Actuate Corporation is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend its quarterly report on Form 10-Q for the quarterly period ended March 31, 2006 (the “Original Report”) which was filed on May 10, 2006. The sole purpose of this Amendment No. 1 is to file Exhibit 10.1, a description of a change to the annual cash retainer to be paid to non-employee directors. We are filing as Exhibits 31.1 and 31.2 to this Amendment No. 1 certificates required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 speaks as of the date of the Original Report and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

Actuate Corporation

Table of Contents

PART II - OTHER INFORMATION
Item 6. Exhibits	1
Signature	2

Item 6. Exhibits

10.1	Description of Change to Cash Retainer of Non-employee Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

1

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation (Registrant)

Dated: June 2, 2006	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Chief Financial Officer, Senior Vice President of Finance (Principal Financial and Accounting Officer)

2