Form 10-Q
period 2006-06-30
ACTUATE CORP
filed 2006-08-09
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of June 30, 2006
Common Stock, par value $.001 per share	60,340,892

Actuate Corporation

Part I. Financial Information

Item 1. Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$14,931	$12,490
Short-term investments	30,187	41,907
Accounts receivable, net of allowance of $1,421 and $1,318 at June 30, 2006 and December 31, 2005, respectively	24,993	26,798
Other current assets	4,897	2,911

Total current assets	75,008	84,106
Property and equipment, net	4,852	4,716
Goodwill	30,938	20,990
Other purchased intangibles, net	6,591	1,139
Other assets	878	630

	$118,267	$111,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,163	$2,101
Current portion of restructuring liabilities	2,907	2,948
Accrued compensation	4,178	5,306
Other accrued liabilities	4,323	3,108
Income taxes payable	149	279
Deferred revenue	34,211	31,475

Total current liabilities	47,931	45,217

Long-term liabilities:
Deferred rent	114	198
Long-term deferred revenue	978	913
Deferred tax liabilities	100	—
Restructuring liabilities and other, less current portion	8,962	9,885

Total long-term liabilities	10,154	10,996

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 68,245,040 and 67,536,651 shares, respectively; outstanding 60,340,892 and 60,170,503 shares, respectively	60	60
Additional paid-in capital	114,215	108,904
Treasury stock, at cost; 7,904,148 and 7,366,148 shares, respectively	(20,679)	(18,691)
Accumulated other comprehensive loss	(181)	(555)
Accumulated deficit	(33,233)	(34,350)

Total stockholders’ equity	60,182	55,368

	$118,267	$111,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
License fees	$11,184	$8,805	$21,171	$17,753
Services	20,488	16,965	40,345	32,642

Total revenues	31,672	25,770	61,516	50,395

Costs and expenses:
Cost of license fees (1)	472	578	966	1,315
Cost of services (1)	6,925	5,735	14,599	11,569
Sales and marketing (1)	12,150	8,735	23,707	17,153
Research and development (1)	5,327	4,131	10,610	8,359
General and administrative (1)	4,208	2,802	8,263	7,311
Amortization of other purchased intangibles	237	194	474	470
In-process research and development	—	—	900	—
Restructuring charges	—	178	—	747

Total costs and expenses	29,319	22,353	59,519	46,924

Income from operations	2,353	3,417	1,997	3,471
Interest and other income, net	343	149	678	533

Income before income taxes	2,696	3,566	2,675	4,004
Provision for income taxes	1,109	89	1,558	282

Net income	$1,587	$3,477	$1,117	$3,722

Basic net income per share	$0.03	$0.06	$0.02	$0.06

Shares used in basic per share calculation	60,339	61,467	60,261	61,778

Diluted net income per share	$0.02	$0.06	$0.02	$0.06

Shares used in diluted per share calculation	66,858	63,027	66,214	63,806

(1) Includes stock based compensation expenses as follows:
Cost of license fees	$1	$—	$2	$—
Cost of services	183	—	364	—
Sales and marketing	563	—	1,135	—
Research and development	299	—	593	—
General and administrative	509	—	1,014	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$1,117	$3,722
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase	3,108	—
Amortization of other purchased intangibles	969	1,153
Depreciation	710	831
Unrealized investment loss	—	284
In-process research and development	900	—
Net operating loss utilizations related to prior acquisitions	445	—
Changes in operating assets and liabilities:
Accounts receivable	2,801	3,179
Other current assets	924	478
Accounts payable	(2,604)	543
Accrued compensation	(1,648)	(1,492)
Other accrued liabilities	547	(1,277)
Deferred tax liabilities	86	—
Income taxes payable	(138)	155
Deferred rent liabilities	(84)	(58)
Restructuring liabilities	(964)	(1,512)
Deferred revenue	1,145	(935)

Net cash provided by operating activities	7,314	5,071

Investing activities
Purchases of property and equipment	(520)	123
Proceeds from maturity of short-term investments	34,670	48,659
Purchases of short-term investments	(22,917)	(50,012)
Purchases of minority shares of Actuate Japan	(354)	—
Acquisition of performancesoft, Inc., net of cash acquired	(15,320)	—
Change in other current and non-current assets	(989)	(38)

Net cash used in investing activities	(5,430)	(1,268)

Financing activities
Tax benefit from exercise of stock options	754	—
Proceeds from issuance of common stock	1,449	1,161
Stock repurchases	(1,988)	(4,216)

Net cash provided by (used in) financing activities	215	(3,055)

Net increase in cash and cash equivalents	2,099	748
Effect of exchange rates on cash and cash equivalents	342	(33)
Cash and cash equivalents at the beginning of the period	12,490	7,341

Cash and cash equivalents at the end of the period	$14,931	$8,056

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

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 13, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the six months ended June 30, 2006 are not necessarily indicative of operating results for any other future interim period or the full fiscal year.

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

Actuate recognizes maintenance revenues, which consist of fees for ongoing support and unspecified product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to standard implementation and configuration. Training revenues are generated from classes offered at the Company’s headquarters and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both, license and service elements, the license fee is typically recognized on delivery of the software, assuming all other revenue recognition criteria are met, provided services do not include significant customization or modification of the product and are not otherwise essential to the functionality of the software.

Adoption of SFAS 123R

The Company has various types of stock-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of this document for additional information related to these stock-based compensation plans.

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

The Company has elected to adopt the modified prospective transition method permitted by SFAS 123R, which applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first half of fiscal year 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. This cost is based on the grant-date fair value estimated at the time of the grant, in accordance with the pro forma provisions of SFAS 123. Compensation cost for all shared-based payments granted subsequent to January 1, 2006, are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior periods were not restated to reflect the impact of adopting the new standard. The fair value of option awards is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three and six months ended June 30, 2006 was lower by $1.5 and $3.1 million, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net income per share for the three months ended June 30, 2006 would have been $0.05 and $0.04, respectively, if the Company had not adopted SFAS 123R. Basic and diluted net income per share for the six months ended June 30, 2006 would have been $0.07 and $0.06, respectively, if the Company had not adopted SFAS 123R.

Stock-Based Compensation

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

The table below reflects pro forma net income and net income per share for the three and six months ended June 30, 2005 as if the Company had accounted for its stock options using the fair value method (in thousands, except income per share amounts):

	June 30, 2005
	Three months ended (pro forma)	Six months ended (pro forma)
Net income - as reported	$3,477	$3,722
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(1,353)	(2,886)

Net income - pro forma	$2,124	$836

Net income per share:
Basic – as reported	$0.06	$0.06

Basic – proforma	$0.03	$0.01

Diluted – as reported	$0.06	$0.06

Diluted – proforma	$0.03	$0.01

The fair value of each option award and stock purchase right under our Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimate the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also look at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimate the volatility of our common stock by using historical volatility over the calculated expected term. We base the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model.

Under SFAS 123R we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan for the three and six months ended June 30, 2006 and 2005 are as follows:

	Options		ESPP
	Three Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Volatility	84.44%	93.58%	42.58%	46.36%
Expected term (years)	4.5	3.0	0.5	0.5
Risk free interest rate	4.88%	3.75%	4.68%	3.03%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	4%	N/A	N/A	N/A

	Options		ESPP
	Six Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Volatility	84.44 - 86.82%	93.58 - 97.38%	42.58%	46.36%
Expected term (years)	4.16 - 4.5	3.0	0.5	0.5
Risk free interest rate	4.50 - 4.88%	3.38 - 3.75%	4.68%	3.03%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	4%	N/A	N/A	N/A

As of June 30, 2006, there was approximately $8.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Actuate employees. These compensation expenses will be recognized over the appropriate amortization period of four years using the accelerated amortization method as provided under Financial Accounting Standards Board Interpretation Number 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans” (“FIN 28”). Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average common shares outstanding	60,339	61,467	60,261	61,778
Weighted-average dilutive stock options outstanding under the treasury stock method	6,519	1,560	5,953	2,028

Weighted-average common shares used in computing diluted net income per share	66,858	63,027	66,214	63,806

We generated net income for the three and six month periods ended June 30, 2006. Under the treasury stock method, stock options with exercise prices exceeding the average share price of our Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 4,841,556 and 4,587,435 in the three and six months ended June 30, 2006, respectively. We also generated net income for the three and six month periods ending June 30, 2005. The weighted-average number of shares excluded from the calculation of diluted net income was 11,708,264 and 11,436,217 in the three and six months ended June 30, 2005, respectively. These anti-dilutive options could be dilutive in future periods.

The weighted average exercise price of excluded stock options was $4.98 and $5.05 for the three and six months ended June 30, 2006, respectively.

Comprehensive Income (Loss)

Other comprehensive income (loss) includes currency translation adjustments and unrealized gains and losses on short-term investments that are not included in net income, but rather are recorded directly in stockholders’ equity. The following table represents changes in the components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$1,587	$3,477	$1,117	$3,722
Foreign currency translation adjustment gain (loss)	337	6	343	(219)
Unrealized gain (loss) on available-for-sale-securities	14	20	31	(47)

Total comprehensive income	$1,938	$3,503	$1,491	$3,456

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. (EITF 06-03). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (USF) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its consolidated results of operations and financial condition.

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

In addition to the $15.5 million initial cash payment, the Company paid $1.0 million in cash related to this transaction. This additional payment is currently residing in an escrow account pending the resolution of specific items documented in the purchase agreement. The Company has not yet included this $1.0 million in the purchase price as the amount to be released from escrow is not determinable beyond a reasonable doubt. Once the pending items are resolved, Actuate will either add this additional $1.0 million to the purchase price or be entitled to reclaim these fees from the escrow account. We expect these pending items to be resolved by the end of the third quarter of fiscal 2006. As of June 30, 2006 this balance is classified in the other current assets line on the balance sheet.

Assets acquired and liabilities assumed were recorded at their fair values as of January 5, 2006. The total $15.6 million initial purchase price is comprised of the following:

Cash	$15,564,801
Direct transaction costs	92,044

Total initial purchase price	$15,656,845

Direct transaction costs of $92,044 include legal and accounting fees, appraisal fees, and other external costs directly related to the acquisition.

Purchase Price Allocation

In accordance with SFAS No. 141, the total preliminary purchase price was allocated to performancesoft’s net tangible liabilities and identifiable intangible assets based upon their estimated fair values as of January 5, 2006. The excess purchase price over the value of the net tangible liabilities and identifiable intangible assets was recorded as goodwill. We determined the valuation of our identifiable intangible assets with the assistance of a third party valuation firm. The following represents the preliminary allocation of the initial purchase price to the acquired net assets of performancesoft and the associated estimated useful lives (in thousands):

	Amount	Estimated Useful Life
Net tangible assets and liabilities:
Accounts receivable, net	$996	N/A
Recoverable income tax	1,595	N/A
Accounts payable	(1,665)	N/A
Deferred revenue	(1,657)	N/A
Other net assets and liabilities	178	N/A

	(553)	N/A
Identifiable intangible assets:
Existing technology	1,100	5 years
Customer and partner relationships	3,400	5 years
In-process research and development	900	N/A
Tradename	800	3 years
Goodwill	10,010	N/A

Total initial purchase price	$15,657

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

In-process research and development—As of the acquisition date, $900,000 was allocated to in-process research and development. In-process research and development is dependent on the status of new projects on the date the acquisition is consummated. At the date of acquisition the acquired company had two development projects that were in process, relating to its Views product and a new product offering called Track. The value of in-process research and development was determined using the excess earnings approach. The discount rates used take into consideration the stage of completion and the risk surrounding the successful development and commercialization of each of the purchased in-process technology projects that were valued. The Company expensed the total value of these in-process research and development projects at the time of acquisition as they were determined to have no alternative future use. This expense is shown as a separate line item in the condensed consolidated statement of operations.

Goodwill—Approximately $10.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present).

In connection with the performancesoft acquisition, Actuate’s Board of Directors duly authorized the issuance of stock options to eligible employees from the Company’s 1998 Equity Incentive Plan. A total of 530,200 non-statutory stock options were issued in January of 2006 at an exercise price of $3.36. Each grant shall fully vest in four years with 25% vesting at the end of year one and the remaining balance to vest in thirty-six equal successive monthly installments. These shares were valued at their fair value in accordance with SFAS 123R and are being amortized over their vesting period.

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

	Twelve Months Ended December 31, 2005 (in thousands, except per share data) (Unaudited)
	As Reported	Proforma
Total revenues	$106,401	$120,143
Net income	11,591	11,809
Basic net income per share	$.19	$.19
Diluted net income per share	$.18	$.19

3. Investment in Actuate Japan

The minority shareholders of Actuate Japan have the option to put their equity interest (“Minority Interest”) in Actuate Japan and Actuate has the option to call the Minority Interest. In April 2005, a minority shareholder of Actuate Japan notified the Company that it wished to exercise its right to put its equity interest in Actuate Japan. This minority shareholder exercised its right on October 24, 2005 resulting in a payment of $366,000 by Actuate. In February 2006, a separate minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its equity interest in Actuate Japan. This minority shareholder exercised its right on March 15, 2006 resulting in a payment of approximately $354,000 for this interest during the first quarter of fiscal year 2006. This payment was recorded as additional goodwill related to Actuate Japan. The remaining minority interest as of June 30, 2006 was approximately 12%. If the minority interest shareholders chose to put these remaining shares, Actuate would be required to pay approximately $408,000 to purchase these shares. As of the date of this filing, the remaining minority shareholders have not notified the Company of any intent to exercise their put option, and accordingly, the Company has not accounted for the potential exercise.

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

Actuate initially recorded a charge of $24.8 million related to the exit of its idle facility. The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The remaining $3.3 million was related to the write-off of furniture and fixtures associated with the 801 Gateway facilities. Actuate made an adjustment of $188,000 to increase this facility exit liability during the second quarter of fiscal year 2003. As of June 30, 2006, approximately $11.7 million of lease exit costs, net of anticipated sublease income, remain accrued and are expected to be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. Our current calculations estimate that our future sublease income for the affected leases will be approximately $2.9 million lower than our contractual lease obligations. However, actual future cash requirements may differ materially from the accrual at June 30, 2006, particularly if the actual sublease income is significantly different from current estimates or if the Company is unsuccessful in its efforts to sublease its facility. The facility exit charge also included a $3.4 million write-off of property and equipment (primarily leaseholds improvements) as a result of the abandonment of leased facilities.

The following table summarizes the restructuring accrual activity during the six months ended June 30, 2006 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2005	$465	$12,368	$12,833
Cash payments, net of rents collected on sublease for Q1	(16)	(609)	(625)
Cash payments, net of rents collected on sublease for Q2	(4)	(335)	(339)

	445	11,424	11,869
Less: current portion	(445)	(2,462)	(2,907)

Long-term portion at June 30, 2006	$—	$8,962	$8,962

5. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The tax provision for the three and six months ended June 30, 2006 and June 30, 2005 consists of federal, state and foreign income taxes and was computed based on the estimated annual effective tax rates applicable to such operations. The annual effective tax rate in fiscal year 2006 is higher due to higher projected domestic pre-tax income for 2006, which allows for the usage of NOL’s and R&D tax credits, a higher effective tax as a result of adopting SFAS 123R and the write off of in-process R&D of $900,000 treated as a discrete event. The book expenses as a result of SFAS 123R lowers our pre-tax net income, however, the amounts are not deductible for tax purposes, which produces a higher effective tax rate.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies in making this assessment. Based upon the level of historical tax losses, management believes it is more likely than not that the Company will not realize a majority of the benefits of these deductible differences. Therefore, a valuation allowance has been established to offset the deferred tax assets where these benefits may not be realized.

The Company, however, may determine it will be able to realize all or a portion of its deferred tax assets in the U.S. in the foreseeable future. Upon such determination a reduction in the valuation allowance related to its deferred tax assets would cause a material increase to net earnings in the period in which such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company considers all available evidence, both positive and negative, in making this determination, including historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.

6. Geographic Information

Our primary operations are located in the United States. Revenues from international sources related to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
North America	$24,434	$20,470	$47,232	$38,921
Europe	6,221	4,078	12,307	9,296
Asia Pacific and others	1,017	1,222	1,977	2,178

	$31,672	$25,770	$61,516	$50,395

As of June 30, 2006, we operated solely in one reportable segment, which is the development, marketing and support of our Enterprise Reporting Application Platform. There were no customers that accounted for more than 10% of total revenues in the three and six months ended June 30, 2006 or 2005. One customer accounted for more than 10% of our outstanding net accounts receivable balance at June 30, 2006.

7. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with SFAS 142, the Company performs its annual impairment test of goodwill on October 1 of each year. Following is a roll-forward of the activity that affected goodwill during the six months (in thousands):

Goodwill as of December 31, 2005	$20,990
Acquisition of performancesoft	10,010
Repurchase of Japan minority interest	354
Acquired net operating losses utilized	(416)

Goodwill as of June 30, 2006	$30,938

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$14,000	$(10,940)	$3,060	$10,600	$(10,600)	$—
Workforce	408	(408)	—	408	(408)	—
Purchased technologies	8,410	(5,546)	2,864	6,189	(5,050)	1,139
Non-compete agreements	1,030	(1,030)	—	1,030	(1,030)	—
Trademark	1,500	(833)	667	700	(700)	—

	$25,348	$(18,757)	$6,591	$18,927	$(17,788)	$1,139

As discussed further in Note 2, in January 2006, the Company acquired all of the outstanding shares of capital stock of performancesoft. The total initial purchase price of $15.6 million was allocated to various tangible and identifiable intangible assets, which consisted primarily of goodwill of $10.0 million, purchased in-process research and development of $900,000, trademark of $800,000, customer and distribution relationship of $3.4 million and core technology of $1.1 million. The trademarks intangible asset is being amortized on a straight-line basis over a three year period, as the Company intends to phase out the use of the trademarks, while customer list and core technology is being amortized on a straight-line basis over five years. Purchased in-process research and development was expensed in the quarter ended March 31, 2006 as it had not reached technological feasibility and had no alternative future uses. The value of the purchased in-process research and development was computed using the excess earnings approach analysis, which is based on the theory that all assets must contribute to the profitability of an enterprise. The value of the core technology was computed using a discounted earnings analysis based on management’s estimates of future revenues and operating costs and expenses related to the technologies acquired from performancesoft.

Amortization expense of purchased intangible assets was approximately $273,000 and $301,000 for the quarters ended June 30, 2006 and 2005, respectively. Amortization expense of purchased intangible assets was approximately $495,000 and $683,000 for the six months ended June 30, 2006 and 2005, respectively. These charges are included in cost of license fees and amortization of purchased intangibles in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and intangibles
2006 (remainder of year)	$1,016
2007	2,031
2008	1,744
2009	900
2010	900

$6,591

In February 2006, a minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its equity interest in Actuate Japan. The Company paid approximately $354,000 for this interest during the first quarter of fiscal year 2006. As a result of this payment the Company adjusted its investment in Actuate Japan and increased goodwill by the amount equal to the payment made on March 15, 2006. During the first six months of the fiscal year 2006, the Company also made adjustments to goodwill and purchased technology related to the tax affected portion of the net operating losses (NOLs) utilized with respect to the Tidestone and Nimble acquisitions, respectively. These adjustments resulted in reductions of approximately $416,000 and $29,000 to the Company’s goodwill and purchased intangibles balances, respectively. As of June 30, 2006, the carrying amount of the Company’s goodwill was $30.9 million.

Third Party Source Code

In December of 2005 Actuate agreed to purchase source code from a third-party technology vendor for $1,150,000 in cash. Prior to this purchase, Actuate had been paying royalties to this vendor for the right to use and sell this underlying technology in its products. As of June 30, 2006 we have fully paid the amounts due under this agreement. The remaining balance of $1.0 million became due upon acceptance of the source code, which occurred towards the end of the first quarter of fiscal year 2006. Under this agreement, royalties are no longer required to be paid. The source code fee was capitalized as the product that the technology was embedded in had reached technological feasibility. The amount is being amortized to cost of license fees at the greater of 1) the ratio that current gross revenues for the associated product bear to the total current and estimated future gross revenues for that product, and 2) the straight-line method over the remaining estimated economic life of the product.

8. Contingencies

General

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our consolidated financial position or results of operations.

The following table summarizes our contractual obligations as of June 30, 2006 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating lease (1)	$20,412	$5,437	$8,147	$6,661	$167
Purchase obligations (2)	3,002	3,002	—	—	—

Total	$23,414	$8,439	$8,147	$6,661	$167

(1)	Our future contractual obligations include minimum lease payments under operating leases at June 30, 2006, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $11.4 million is included in restructuring liabilities on the Company’s consolidated balance sheet as of June 30, 2006.
(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of June 30, 2006. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

In connection with the office building leases in South San Francisco, California, we initially provided the landlord with letters of credit in the amount of $3.9 million as a security deposit. We have provided a security interest in all of our assets as collateral for the letter of credit. These letters of credit have been reduced at pre-determined intervals. As of June 30, 2006 the amounts remaining under these letters of credit total of approximately $700,000.

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

Options granted under the 1998 Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant and the remaining balance vests monthly over the next four or three years. Upon a change in control, an Award under the 1998 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 1998 Plan will accelerate in full. All outstanding repurchase rights under the 1998 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of June 30, 2006, 10,957,238 shares of common stock were reserved and available for future grants under the 1998 Option Plan.

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

Options granted under the 2001 Plan are exercisable when vested. Shares generally vest at the rate of 25% after one year from the date of grant and the remaining balance vests monthly over the next four years. Upon a change in control, an Award under the 2001 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 2001 Plan will accelerate in full. All outstanding repurchase rights under the 2001 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of June 30, 2006, 679,704 shares of common stock were reserved and available for future grants under the 2001 Option Plan.

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

All options granted under the T-98 Option Plan are incentive stock options qualified under Section 422 of the Code, with a vesting term of five years while the options granted under the T-99 Option Plan are non-statutory stock options with a vesting term of three years. Options granted under the Tidestone Option Plans are generally exercisable upon grant, subject to repurchase rights by us until vested. Under the T-99 Option Plan, shares generally vest at the rate 33% annually. Under the T-98 Option Plan, shares generally vest at the rate of 20% annually. Upon a change in control, an Award under the Tidestone Option Plans will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. As of June 30, 2006, 31,987 and 2,055 shares of common stock were reserved and available for future grants under the T-98 Option and T-99 Option Plan, respectively.

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

The Board may amend or modify the Directors Option Plan at any time. The Directors Option Plan will terminate on May 27, 2008, unless terminated sooner by the board. However, vesting will automatically accelerate in full upon (i) an acquisition of Actuate by merger, consolidation or asset sale, (ii) a tender offer for more than 50% of the outstanding voting stock or proxy contest for Board membership or (iii) the death or disability of the optionee while serving as a Board member. As of June 30, 2006, 329,700 shares of common stock were reserved and available for future grants under the Directors Option Plan.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools of stock available for grant.

Activity under all option plans was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 2003	8,428,289	19,242,199	$0.06-$31.19	$2.85
Additional authorization	2,800,000	—	—	—
Options granted	(3,220,800)	3,220,800	$2.40-$4.28	$2.92
Options exercised	—	(1,362,476)	$0.06-$3.75	$1.54
Options forfeited	2,056,619	(2,021,390)	$0.79-$6.90	$3.43

Balance at December 31, 2004	10,064,108	19,079,133	$0.06-$31.19	$2.90
Additional authorization	2,800,000	—	—	—
Options granted	(3,014,030)	3,014,030	$1.80-$3.47	$2.43
Options exercised	—	(1,077,366)	$0.06-$2.90	$1.44
Options forfeited	1,723,393	(1,723,393)	$0.82-$7.59	$3.73

Balance at December 31, 2005	11,573,471	19,292,404	$0.16-$31.19	$2.83
Additional authorization	2,800,000	—	—	—
Options granted	(2,928,300)	2,928,300	$3.16-$4.60	$3.65
Options exercised	—	(611,462)	$0.31-$4.14	$2.11
Options forfeited	555,513	(555,513)	$1.04-$17.25	$3.70

Balance at June 30, 2006	12,000,684	21,053,729	$0.16-$31.19	$2.94

The weighted average grant date fair value of options granted during the quarter ended June 30, 2006 was $2.62 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended June 30, 2006 was $723,894.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.16-$1.25	382,401	1.46 years	$0.63	382,317	$0.63
$1.27-$1.49	6,849,177	6.33 years	$1.49	6,753,613	$1.49
$1.56-$2.99	5,031,808	8.03 years	$2.57	2,262,250	$2.59
$3.00-$3.75	6,073,436	6.53 years	$3.59	3,595,162	$3.64
$3.77-$31.19	2,716,907	6.29 years	$6.15	2,055,140	$6.82

$0.16-$31.19	21,053,729	6.70 years	$2.94	15,048,482	$2.88

At June 30, 2006, 20,685,896 options were vested and expected to vest, with an aggregate intrinsic value of $28,594,287. The aggregate intrinsic value and weighted-average remaining contractual term of options currently exercisable at June 30, 2006 were $23,224,607 and 5.83 years, respectively.

Amended and Restated 1998 Employee Stock Purchase Plan

The 1998 Amended and Restated Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the board of directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan is automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. If the market price of Actuate’s stock at the end of any six-month purchase period is lower than the stock price at the original grant date, the plan is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. Effective starting with the August 1, 2006 enrollment period, the amount of shares purchasable per accumulation period will be 1000 shares per individual. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with us. The Purchase Plan has been amended and restated to account for stock splits. As of June 30, 2006, 4,436,354 shares had been purchased under the Purchase Plan and 1,363,646 shares of common stock were reserved and available for future issuance.

As of June 30, 2006, shares the number of shares of common stock reserved for future issuance was 13,364,330.

10. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30,
	2006	2005
Maintenance and support	$29,778	$23,615
Other	5,411	4,213

	$35,189	$27,828
Less: Current portion	(34,211)	(26,856)

	$978	$972

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

Other deferred revenue consists of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria of SOP No. 97-2 and are, therefore, deferred until all revenue recognition criteria have been met.

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

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate’s expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate’s current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part II, Item 1A–Risk Factors of this Form 10-Q, and in other filings made by the Company with the Securities and Exchange Commission.

Overview

We are a leading provider of Enterprise Reporting and Performance Management Applications that empower 100% of users to achieve breakthrough corporate performance. Actuate’s Enterprise Reporting Application Platform provides the most scalable, reliable, flexible and high-performing reporting capabilities for every application in the enterprise. Customers use Actuate to deliver information in context to users inside and outside the firewall as Customer Interaction and Operational Performance Reporting applications, managed spreadsheet applications and Java reporting applications. Actuate’s Performancesoft Suite helps high performing organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution. Organizations have benefited from Performancesoft solutions to achieve better results utilizing a number of private and public sector Performance Management frameworks, including but not limited to: the Balanced Scorecard, Malcolm Baldrige, Six Sigma, JCAHO, and The President’s Management Agenda.

The Actuate 9 Collaborative Reporting Architecture combines open source technologies from the Eclipse Foundation BIRT (Business Intelligence and Reporting Tools) project with the scalability, performance, reliability and security of the Actuate iServer and the interactivity of AJAX (Asynchronous JavaScript and XML). With Actuate’s Collaborative Reporting Architecture, companies can shift from a ‘closed BI model’ where information access and analysis is siloed, to an ‘open BI model’ that speeds report development by supporting collaboration amongst people of every skill level. Actuate 9 applies open source principles, including participation, iterative development and modularity, for the benefit of an organization’s Business Intelligence initiatives. The Collaborative Reporting Architecture drives enterprise reporting costs down by leveraging the versatility of the Java development community, the speed and flexibility of Actuate’s Information Object metadata layer, and a revolutionary reusable design structure that encourages collaboration among users of every skill level, for every reporting project.

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

Our total revenues for the second quarter of fiscal year 2006 were $31.7 million, a 23%, or approximately $5.9 million increase over the second quarter of fiscal year 2005. This increase included 10% or approximately $2.6 million in higher revenues associated with our acquisition of performancesoft, which occurred in January of fiscal year 2006. In addition, Actuate’s business, excluding performancesoft, increased license, maintenance and support revenues for a combined increase of 13% or approximately $3.3 million over the same period last year. The decrease in net income during the second quarter of fiscal year 2006 was primarily due to (i) operating expenses related to performancesoft totaling $3.6 million, (ii) approximately $1.6 million in stock-based compensation expense recorded during the three months ended June 30, 2006 related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) and (iii) increased sales and marketing expenses primarily as a result of higher sales, and an overall increase in Sales and Marketing headcount of approximately 8% or 40 employees over the same period last year. Our total headcount at the end of the second quarter of fiscal year 2006 was 602 employees, an increase of 130 employees or 27% over the same period last year. Of this total, performancesoft accounted for 90 heads or 19%.

North American total revenues increased from $20.5 million in the second quarter of fiscal year 2005 to $24.4 million in the second quarter of fiscal year 2006. Revenues from international regions also increased from $5.2 million in the second quarter of fiscal year 2005 to approximately $7.2 million in the second quarter of fiscal year 2006. For the first six months of fiscal year 2006, North American total revenues increased from $38.9 million in the first half of fiscal year 2005 to $47.2 million in the first half of fiscal year 2006. For the first six months of fiscal year 2006, revenues from international regions also increased from $11.5 million in the second quarter of fiscal year 2005 to approximately $14.3 million in the first half of fiscal year 2006. During the second quarter of fiscal year 2006, we derived 23% of our total revenues from sales outside of North America versus 21% in the same period last year. For the first six months of fiscal year 2006, we derived 23% of our total revenues from sales outside of North America versus 23% in the same period last year.

Excluding results from performancesoft, North American total revenues increased from $20.5 million in the second quarter of fiscal year 2005 to $22.7 million in the second quarter of fiscal year 2006. Revenues from international regions also increased from $5.3 million in the second quarter of fiscal year 2005 to $6.4 million in the second quarter of fiscal year 2006. If performancesoft results are excluded, North American total revenues increased from $38.9 million in the first six months of fiscal year 2005 to $43.8 million in first half of fiscal year 2006. Revenues from international regions also increased from $11.5 million in the first six months of fiscal year 2005 to $12.7 million in the first half of fiscal year 2006 if performancesoft results are excluded.

Three trends continue to have significant impact on results of our operations. We currently believe that corporate IT budgets will grow only modestly in fiscal year 2006. Second, we continued to witness corporations consolidating their business intelligence, Enterprise Reporting software and Performance Management application purchases into fewer suppliers. Corporations were reluctant to buy software from new vendors. Finally, we continued to experience vigorous competition in the Enterprise Reporting market. Several of our competitors have released products that are marketed to be directly competitive with our Enterprise Reporting Application Platform. The existence of these competitive products required additional sales and marketing efforts to differentiate our products, which resulted in extended sales cycles. We believe that competition in the enterprise reporting market will continue to be vigorous in the near future.

During 2004, we announced four strategic initiatives to help improve the sale of our software products in the future. These initiatives are as follows:

•	Selling to IT Management—We are re-focusing our sales efforts on selling our products to IT managers who we believe generally recognize the technical advantages of our products. We hope this initiative will result in increased license revenue in the short term.

•	Solution Selling to Line-of-Business Management—We are creating software solutions to market to line-of-business managers. These solutions are in the areas of financial management and customer self service reporting. We hope this initiative will result in increased license revenue over the medium-to-long term.

•	Investing in the Business Intelligence Reporting Tool (“BIRT”)—We are continuing to make a significant investment in creating a new open source code reporting tool, known as BIRT. We hope that BIRT will eventually become widely adopted by Java developers and will create demand for our other commercially available products. The BIRT project is a long-term initiative.

•	Selling to Global 9000 Corporations in the Financial Services Sector—We are continuing to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector.

During 2005 and the first half of 2006, we continued to pursue these initiatives started in 2004 and we will continue to do so for the remainder of 2006. We have added the following strategic initiative resulting from our acquisition of performancesoft:

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

Our critical accounting policies are described under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2005, filed on Form 10-K with the SEC on March 13, 2006. Our critical accounting policies have not changed since December 31, 2005. Our accounting policy for stock-based compensation was added in fiscal year 2006 due to the adoption of SFAS 123(R) and is described below.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
License fees	35%	34%	34%	35%
Services	65	66	66	65

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	2	2	2	3
Cost of services	22	22	24	23
Sales and marketing	38	34	39	34
Research and development	17	16	17	17
General and administrative	13	11	13	15
Amortization of other purchased intangibles	1	1	1	1
In-process research and development	—	—	1	—
Restructuring charges	—	1	—	1

Total costs and expenses	93	87	97	94

Income from operations	7	13	3	6
Interest and other income, net	1	1	1	1

Income before income taxes	8	14	4	7
Provision for income taxes	(3)	—	(2)	(1)

Net income	5%	14%	2%	6%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, consulting and training. Total revenues increased 23% from $25.8 million for the quarter ended June 30, 2005 to $31.7 million for the quarter ended June 30, 2006. A large portion of this increase was due to new and repeat business from a number of Global 9000 customers (companies with annual revenues greater than $1.0 billion) and further expansion of our product and services into financial and government sectors. As a result of these positive trends, we experienced improvements in our license, maintenance and support revenues for a combined increase of 13% or approximately $3.3 million over the same period last year. In addition to these revenue increases which were derived from our business operations excluding performancesoft, we experienced an additional increase of 10% or approximately $2.6 million associated with our acquisition of performancesoft that was completed in January of fiscal year 2006.

For the first half of fiscal year 2006, total revenues were $61.5 million, a 22% or approximately $11.1 million increase over the same period last year. This increase was primarily due to improvements across all revenue categories. Actuate’s business, excluding performancesoft, experienced a 12% or approximately $6.0 million increase over the same period last year, while performancesoft accounted for an increase of 10%, or approximately $5.1 million.

Sales outside of North America were $7.2 million or 23% of total revenues for the second quarter of fiscal year 2006, compared to $5.3 million or 21% of total revenues for the second quarter of fiscal year 2005. For the six months ended June 30, 2006, sales outside of North America were $14.3 million, or 23% of total revenues as compared to $11.5 million, or 23% of total revenues as compared to the six months ended June 30, 2005. No single customer accounted for more than 10% of our revenues for any of the periods presented.

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2006	2005	Variance $’s	Variance %	2006	2005	Variance $’s	Variance %
Revenues
License fees	$11,184	$8,805	$2,379	27%	$21,171	$17,753	$3,418	19%
Services	20,488	16,965	3,523	21%	40,345	32,642	7,703	24%

Total Revenues	$31,672	$25,770	$5,902	23%	$61,516	$50,395	$11,121	22%

% of Revenue
License fees	35%	34%			34%	35%
Services	65%	66%			66%	65%

Total Revenues	100%	100%			100%	100%

License fees. The increase in license revenues for the second quarter of fiscal year 2006 was primarily due to our acquisition of performancesoft, which represented approximately $1.4 million of second quarter license revenue. We also recognized revenue for a large license order that was received in the third quarter of fiscal year 2005, but was awaiting a finalized master agreement which was completed during the second quarter of fiscal year 2006. The increase in license revenues for the first six months of fiscal year 2006 was primarily due to our acquisition of performancesoft, which represented approximately $2.8 million of revenue and recognition of the large license order mentioned above upon the completion of the master agreement. No single customer accounted for more than 10% of our revenues for any of the periods presented.

The region that realized the most significant license revenue growth was the EMEA region, which accounted for 141% or $1.4 million increase in license revenues over the second quarter of fiscal year 2005, followed by the North America region at a 17% or $1.2 million increase, offset by Asia Pacific which experienced a 44% or approximately $300,000 decrease over the second quarter of fiscal year 2005. By region, North America accounted for approximately 75% of the total license revenue while the Europe and Asia Pacific regions accounted for 22% and 3% of the total license revenues, respectively. For the same period last year, North America accounted for approximately 82% of the total license revenue while the Europe and Asia Pacific regions accounted for 11% and 7% of the total license revenues, respectively. As a percentage of total revenues, license fee revenues increased from 34% in the second quarter of fiscal year 2005 to 35% in the second quarter of fiscal year 2006.

Excluding the acquisition of performancesoft, the region that realized the most significant license revenue growth was the EMEA region, which accounted for an 89% or approximately $900,000 increase in license revenues over the second quarter of fiscal year 2005, while North America region experienced a modest growth of 5% or $340,000, offset by Asia Pacific which experienced a 44% or approximately $300,000 decrease over the second quarter of fiscal year 2005. Excluding performancesoft, the North America region accounted for approximately 77% of the total license revenue while the Europe and Asia Pacific regions accounted for 19% and 4% of the total license revenues, respectively. Excluding performancesoft, and for the same period last year, North America accounted for approximately 82% of the total license revenue while the Europe and Asia Pacific regions accounted for 11% and 7% of the total license revenues, respectively.

Services. The increase in services revenues was primarily driven by the growth in our maintenance and support revenues, which continued to increase in the second quarter of fiscal year 2006 by 21% or $3.5 million over the same quarter last year. Although a portion of this growth was attributed to a price increase for renewals in fiscal year 2005, the primary contributor to the growth came from continued growth in our installed base of customers under maintenance plans, as well as a continued implementation of an aggressive renewal campaign by our maintenance renewal group. Maintenance and support revenues related to performancesoft accounted for approximately $800,000 of the total increase. We also experienced growth in our professional services and training revenues, which increased by approximately 6% or $300,000. This was primarily attributed to revenues from performancesoft which accounted for approximately $400,000. Service margins remained flat at 66% in the second quarter of fiscal year 2006 as compared to the same quarter of last year. By region, North America continued to account for approximately 78% of the total services revenue while the Europe and Asia Pacific regions accounted for 19% and 3% of the total services revenues, respectively. For the same period last year, the break-down of the services revenues by region was approximately the same as for the second quarter of fiscal year 2006.

The growth in services revenues for the six months ended June 30, 2006 was primarily attributed to the increase in our maintenance and support revenues of approximately 22% or $5.5 million, driven by a continued growth in our installed base of customers under maintenance plans and our continued implementation of an aggressive renewal campaign by our maintenance renewal group. Of the total increase in maintenance and support revenues, $1.4 million was attributed to our acquisition of performancesoft in January of 2006. Consulting services revenues also increased by 29% or $2.2 million during the first half of fiscal year 2006. This increase was primarily due to growth in our business excluding performancesoft which accounted for approximately 18% or $1.3 million and the remaining increase of approximately $900,000 was from our performancesoft subsidiary which was acquired in January 2006.

Operating Expenses

Cost of license fees

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2006	2005	Variance $’s	Variance %	2006	2005	Variance $’s	Variance %
Cost of license fees	$472	$578	$(106)	(18)%	$966	$1,315	$(349)	(27)%
% of license revenue	4%	7%			5%	7%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in costs of license fees in absolute dollars for the second quarter of fiscal year 2006, compared to the corresponding period in the prior year, was primarily due to reduced compensation, printing and production related costs. For the six months ended June 30, 2006 the decrease in costs of license fees compared to the corresponding period in the prior year, was primarily due to reduced compensation, printing and production related costs as well as amortization of the purchased technologies associated with the acquisition of Tidestone and Nimble. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 6% and 10% of revenues from license fees for the remainder of fiscal year 2006.

Cost of services

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2006	2005	Variance $’s	Variance %	2006	2005	Variance $’s	Variance %
Cost of services	$6,925	$5,735	$1,190	21%	$14,599	$11,569	$3,030	26%
% of services revenue	34%	34%			36%	35%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The increase in cost of services for the second quarter of fiscal year 2006, compared to the corresponding period in the prior year, was primarily due to (i) the acquisition of performancesoft in January of 2006, which increased expenses by approximately $800,000, (ii) an increase in the third party consulting fees by approximately $500,000 as a result of a temporary shift in the utilization of outside consultants. This was due to a shortage of in-house consultants coupled with an increase in the third party billing rates, and (iii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) of approximately $180,000 recorded during the three months ended June 30, 2006. These increases were offset by decreases in employee compensation, travel and related costs of approximately $300,000.

For the six months ended June 30, 2006 the increase in cost of services was primarily due to (i) an increase in third party consulting fees of approximately $1.5 million due to a 29% increase in services revenues and a temporary increase in the utilization of outside consultants during the second quarter of fiscal year 2006 (ii) the acquisition of performancesoft, which increased expenses by approximately $1.6 million, and (iii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) of approximately $360,000 recorded during the six months ended June 30, 2006. These increases were offset by decreases in employee compensation, travel and related costs of approximately $200,000. We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 33% to 38% of total services revenues for the remainder of fiscal year 2006.

Sales and marketing

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2006	2005	Variance $’s	Variance %	2006	2005	Variance $’s	Variance %
Sales and marketing	$12,150	$8,735	$3,415	39%	$23,707	$17,153	$6,554	38%
% of total revenue	38%	34%			39%	34%

Sales and marketing expenses consist primarily of salaries, commissions, stock-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. The 39% increase in sales and marketing expenses in both absolute dollars and as a percentage of total revenues for the second quarter of fiscal year 2006 was due to (i) the acquisition of performancesoft in January of 2006, which increased expenses by approximately $1.9 million, (ii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) of approximately $560,000 recorded during the three months ended June 30, 2006, (iii) increase in salaries and related costs of approximately $500,000 mainly due to training and merit increases during the first quarter of the year, and (iv) increase in commission and sales bonuses of approximately $300,000 due primarily to the increase in sales revenues.

For the six months ended June 30, 2006 the increase in sales and marketing expenses was primarily due to (i) the acquisition of performancesoft, which increased expenses by approximately $3.5 million, (ii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) of approximately $1.1 million recorded during the six months ended June 30, 2006, (iii) increase in salaries, employee travel and related costs of approximately $1.0 million mainly due to training and merit increases which were approved in the first quarter of the year, and (iv) increase in commission and sales bonuses of approximately $800,000 due primarily to the increase in sales revenues. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 37% to 40% of total revenues for the remainder of fiscal year 2006.

Research and development

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2006	2005	Variance $’s	Variance %	2006	2005	Variance $’s	Variance %
Research and development	$5,327	$4,131	$1,196	29%	$10,610	$8,359	$2,251	27%
% of total revenue	17%	16%			17%	17%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, stock-based compensation costs, the enhancement of existing products, quality assurance and testing. The increase in research and development expenses in the second quarter of fiscal year 2006 was primarily attributed to (i) the acquisition of performancesoft in January of 2006, which increased expenses by approximately $700,000, (ii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) of approximately $300,000 recorded during the three months ended June 30, 2006, and (iii) annual merit increases totaling approximately $100,000.

For the six months ended June 30, 2006 the increase in research and development expenses was primarily due to (i) the acquisition of performancesoft in January of 2006, which increased expenses by approximately $1.3 million, (ii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) of approximately $600,000 recorded during the six months ended June 30, 2006, and (iii) annual merit increases totaling approximately $200,000. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 19% of total revenues for the remainder of fiscal year 2006.

General and administrative

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2006	2005	Variance $’s	Variance %	2006	2005	Variance $’s	Variance %
General and administrative	$4,208	$2,802	$1,406	50%	$8,263	$7,311	$952	13%
% of total revenue	13%	11%			13%	15%

General and administrative expenses consist primarily of personnel costs, stock-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the second quarter of fiscal year 2006 was primarily due to (i) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) of approximately $500,000 recorded during the three months ended June 30, 2006, (ii) a 15% increase in headcount coupled with annual merit increases approved in the first quarter of fiscal year 2006 totaling approximately $350,000, (iii) a goods and services tax charge of approximately $200,000, (iv) the acquisition of performancesoft in January of 2006, which increased expenses by approximately $200,000, and (v) an increase in bad debt expense of approximately $100,000.

For the six months ended June 30, 2006 the increase in general and administrative expenses was primarily due to (i) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) of approximately $1.0 million recorded during the six months ended June 30, 2006, (ii) a 15% increase in headcount coupled with annual merit increases approved in the first quarter of fiscal year 2006 totaling approximately $550,000, (iii) the acquisition of performancesoft in January of 2006, which increased expenses by approximately $400,000, and (iv) a goods and services tax charge of approximately $200,000. These increases were offset by decreases in (i) accounting, legal and other professional fees of approximately $1.0 million due to lower Section 404 compliance audit fees and legal fees associated with the MicroStrategy case, and (ii) a reduction in bad debt expense of approximately $300,000.

We expect our general and administrative expenses to be in the range of 12% to 15% of total revenues for the remainder of the fiscal year 2006.

Amortization of other intangibles

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2006	2005	Variance $’s	Variance %	2006	2005	Variance $’s	Variance %
Amortization of other intangibles	$237	$194	$43	22%	$474	$470	$4	1%
% of total revenue	1%	1%			1%	1%

The increase in amortization of other purchased intangibles in both absolute dollars and as a percentage of total revenues for the second quarter of fiscal year 2006 was due to the fact that we fully amortized the other intangibles associated with our acquisitions of Tidestone and Nimble Technology by the second and third quarter of fiscal year 2005, respectively. These reductions were offset by increases in amortization costs of $237,000 related to our acquisition of performancesoft in January of fiscal year 2006. For the first six months of fiscal year 2006, other purchased intangibles remained constant as the intangibles associated with our acquisitions of Tidestone and Nimble Technology were fully amortized in the second and third quarter of fiscal year 2005, respectively. This was offset by increases in amortization costs of $473,000 related to intangibles recorded in connection with our acquisition of performancesoft in January of fiscal year 2006.

Purchased in-process research and development

For the first six months of fiscal year 2006 and in connection with the acquisition of performancesoft, we recorded a charge to operations of $900,000 for purchased in-process research and development. This charge was recorded during the first quarter of fiscal year 2006 and was expensed because it had not reached technological feasibility and had no alternative future uses. The value of the purchased in-process research and development was computed using the excess earnings approach analysis, which is based on the theory that all assets must contribute to the profitability of an enterprise. We determined the valuation of the purchased in-process research and development with the assistance of an independent third party.

Interest and other income, net

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2006	2005	Variance $’s	Variance %	2006	2005	Variance $’s	Variance %
Interest and other income, net	$343	$149	$194	130%	$678	$533	$145	27%
% of total revenue	1%	1%			1%	1%

Interest and other income, net is comprised primarily of interest income earned by the Company on cash and short-term investments. Interest income increased by approximately $100,000 during the second quarter of fiscal year 2006 compared to the same period last year due primarily to a higher weighted average interest rate on our investments and approximately $300,000 increase in other income due to an unrealized investment loss that we recorded in the second quarter of last year. These increases were offset by currency exchange losses of approximately $250,000 due to the weakening of the U.S. dollar in fiscal year 2006.

For the six months ended June 30, 2006, the 27% increase was due primarily due to a higher weighted average interest rate on our investments of approximately $200,000, a net increase of $160,000 in other income comprised of an unrealized investment loss that we recorded in the second quarter of last year of approximately $300,000 offset by a non-recurring gain recorded during the first quarter of last year totaling approximately $150,000 in one of our international subsidiaries. These increases were offset by currency exchange losses of approximately $250,000 due to the weakening of the U.S. dollar, mainly in the second quarter of fiscal year 2006.

Provision for income taxes

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2006	2005	Variance $’s	Variance %	2006	2005	Variance $’s	Variance %
Provision for income taxes	$1,109	$89	$1,020	1146%	$1,558	$282	$1,276	452%
% of total revenue	3%	—			2%	1%

We recorded an income tax provision of $1.1 million in the three months ended June 30, 2006 as compared to an income tax provision of approximately $90,000 in the three months ended June 30, 2005. For the six months ended June 30, 2006, we recorded an income tax provision of $1.6 million, as compared to an income tax provision of approximately

$282,000 for the same period of fiscal year 2005. The increase in the income tax provision for 2006 as compared to 2005 is due to higher projected domestic pre-tax income for 2006, which allows for the usage of NOL’s and R & D tax credits, a higher effective tax as a result of adopting SFAS 123R and the write off of in-process R & D of $900,000 treated as a discrete event. The book expenses as a result of SFAS 123R lowers our pre-tax net income, however, the amounts are not deductible for tax purposes, which produces a higher effective tax rate.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies in making this assessment. Based upon the level of historical tax losses, management believes it is more likely than not that the Company will not realize a majority of the benefits of these deductible differences. Therefore, a valuation allowance has been established to offset the deferred tax assets where these benefits may not be realized.

The Company, however, may determine it will be able to realize all or a portion of its deferred tax assets in the U.S. in the foreseeable future. Upon such determination a reduction of valuation allowance related to its deferred tax assets would cause a material increase to net earnings in the period in which such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company considers all available evidence, both positive and negative, in making this determination, including historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.

The Company’s ability to utilize the net operating losses and tax credit carry-forwards in the future may be subject to an annual limitation in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

At June 30, 2006, we had cash, cash equivalents and short-term investments of $45.1 million, a decrease of approximately $9.3 million from $54.4 million at December 31, 2005. This decrease was largely due to our cash outlay for the acquisition of performancesoft in the first quarter of fiscal year 2006. We also had $27.1 million in net working capital at June 30, 2006, representing a decrease of approximately $11.8 million from $38.9 million at December 31, 2005. The decrease in working capital was primarily due to our acquisition of performancesoft in the first quarter of fiscal year 2006 which resulted in a reduction to cash and cash equivalents.

Net cash provided by operating activities during the six months ended June 30, 2006 was $7.3 million, resulting from a net income of $1.1 million, adjusted for non-cash charges, including $3.1 million in stock-based compensation, $1.7 million of depreciation and amortization, purchased in-process research and development of $900,000 related to our acquisition of performancesoft, net cash collections of accounts receivable of $2.8 million offset by a total of $2.3 million decrease in accounts payable, accrued and other associated liabilities, mainly due to payments made during the quarter.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. During the first six months of fiscal year 2006 our cash flows were impacted significantly due to the acquisition of performancesoft. The net impact was a reduction of approximately $15.3 million and was comprised of $15.6 million purchase price, net of $337,000 of cash on hand by performancesoft at the time of acquisition. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements and the timing of our cash inflows.

Cash used in investing activities was $5.4 million for the six months ended June 30, 2006 compared to approximately $1.3 million used in the same period in fiscal 2005. The primary driver for this decrease during the first half of fiscal year 2006 was the acquisition of performancesoft, which resulted in a net cash payment of approximately $15.3 million. Due to this acquisition, we liquidated our investments by a total of approximately $13.2 million to accommodate the funding of this transaction. In addition, during February 2006, a minority shareholder of Actuate Japan notified us that it wished to exercise its rights to put its equity interest in Actuate Japan and as a result we paid approximately $354,000 for this minority interest during the first quarter of 2006.

Cash provided by financing activities was $200,000 for the six months ended June 30, 2006 compared to $3.1 million used for the same period in fiscal year 2005. This increase in cash used was primarily the result of the tax benefits realized from exercise of stock options and higher proceeds from the issuance of common stock during the first half of fiscal year 2006, offset by lower level of stock repurchases.

We believe that our current cash balances and cash generated from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may find it necessary to sell additional equity, draw down under our existing credit facility or obtain additional credit facilities. The sale of additional equity could result in additional dilution to our current stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the acquisition of the minority interest in our 88% owned subsidiary in Japan, or complementary products or to obtain the right to use complementary technologies.

Contractual Obligations and Commercial Commitments.

The following table summarizes our contractual obligations as of June 30, 2006 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating lease (1)	$20,412	$5,437	$8,147	$6,661	$167
Purchase obligations (2)	3,002	3,002	—	—	—

Total	$23,414	$8,439	$8,147	$6,661	$167

(1)	Our future contractual obligations include minimum lease payments under operating leases at June 30, 2006, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $11.4 million is included in restructuring liabilities on the Company’s consolidated balance sheet as of June 30, 2006.
(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of June 30, 2006. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

In connection with the office building leases in South San Francisco, California, we initially provided the landlord with letters of credit in the amount of $3.9 million as a security deposit. We have provided a security interest in all of our assets as collateral for the letter of credit. These letters of credit have been reduced at pre-determined intervals. As of June 30, 2006 the amounts remaining under these letters of credit total of approximately $700,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first six months of fiscal years 2006 and 2005 we derived 23% and 23%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our losses due to foreign exchange rate fluctuations were approximately $120,000 for the first six months of fiscal 2006 compared to gains of approximately $130,000 during the same period last year.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control. Subject to these limitations, and based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in Actuate’s internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Actuate’s internal control over financial reporting.

In January 2006, the Company acquired all of the outstanding shares of capital stock of performancesoft, Inc., a privately-held entity headquartered in Toronto, Canada. Subsequent to the acquisition, the Company has instituted changes to performancesoft internal control over financial reporting. We are currently aligning performancesoft’s internal controls over financial reporting with the Company’s controls over financial reporting.

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

The susceptibility of the Company’s operating results to significant fluctuations makes any prediction, including the Company’s estimates of future operating results, difficult. In addition, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and you should not rely on them as indications of the Company’s future performance. The Company’s operating results have in the past varied, and may in the future vary significantly due to factors such as the following:

•	Demand for its products;

•	The size and timing of significant orders for its products;

•	A slowdown or a decrease in spending on information technology by its current and/or prospective customers;

•	Competition from products that are directly competitive with its products;

•	Introduction or market acceptance of open source products that are directly competitive with its products;

•	The management, performance and expansion of its international operations;

•	Foreign currency exchange rate fluctuations;

•	Customers’ desire to consolidate their purchases of enterprise reporting and business intelligence software to one or a very small number of vendors from which a customer has already purchased software;

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Ability to effectively launch new or enhanced products, including the timely education of the Company’s sales, marketing and consulting personnel with respect to such new or enhanced products.;

•	Customers delaying purchasing decisions in anticipation of new products or product enhancements;

•	Budgeting cycles of its customers;

•	Failure to successfully manage its acquisitions;

•	Defects in its products and other product quality problems;

•	Failure to successfully meet hiring needs including for qualified professional services employees and unexpected personnel changes;

•	Changes in the market segments and types of customers at which it focuses its sales and marketing efforts;

•	Lost revenue due to the availability of open-source products of the Company and its competitors;

•	Changes in perpetual licensing models to term- or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale; and

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis.

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

The Company plans to implement changes to its license pricing structure. If these changes are not accepted by the Company’s current customers or future customers, its business, operating results, and financial condition could be harmed.

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

Specifically, the acquisition of performancesoft involves numerous risks, including the following:

•	The Company’s ability to maintain or achieve performancesoft revenue growth or to anticipate a decline in performancesoft revenue from any of its products or services;

•	The Company’s ability to develop and introduce performancesoft products (including the product known as Track which will be released in the Company’s third quarter) and enhancements that respond to its customer requirements and rapid technological change;

•	The Company’s ability to maintain or select and implement appropriate business models and strategies for performancesoft;

•	The risks inherent in international operations, such as currency exchange rate fluctuations and economic and political conditions in Canada;

•	The performancesoft transaction was completed without the benefit of audited financial statements from performancesoft;

•	performancesoft must transition its sales process to take into account revenue recognition requirements under US GAAP and delays slowness in doing so could impact the Company’s revenue and earnings and result in increased deferred revenue;

•	The performancesoft stock purchase agreement includes large escrow ($2.65 million) and earnout or contingent consideration (up to $13.5 million) provisions that could be the subject of disputes between the Company and certain former performancesoft shareholders; and

•	The performancesoft stock purchase agreement includes a covenant whereby the Company has agreed to keep the performancesoft subsidiary separate through fiscal 2006.

Generally, acquisitions (including that of performancesoft) involve numerous risks, including the following:

•	The benefits of the acquisition not materializing as planned or not materializing within the time periods or to the extent anticipated;

•	The Company’s ability to manage acquired entities’ people and processes that are headquartered in separate geographical locations from the Company’s headquarters;

•	The possibility that the Company will pay more than the value it derives from the acquisition;

•	Difficulties in integration of the operations, technologies, and products of the acquired companies;

•	The assumption of certain known and unknown liabilities of the acquired companies;

•	Difficulties in retaining key relationships with customers, partners and suppliers of the acquired company;

•	The risk of diverting management’s attention from normal daily operations of the business;

•	The Company’s ability to issue new releases of the acquired company’s products on existing or other platforms;

•	Negative impact to the Company’s financial condition and results of operations and the potential write down of impaired goodwill and intangible assets resulting from combining the acquired company’s financial condition and results of operations with its financial statements;

•	Risks of entering markets in which the Company has no or limited direct prior experience; and

•	The potential loss of key employees of the acquired company.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 23%, 23% and 22% for the first six months of fiscal years 2006, 2005 and 2004, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through our direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 26%, 35%, and 27% for the first half of fiscal years 2006, 2005 and 2004, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be harmed.

Although the Company is currently investing, and plans to continue to invest, significant resources to expand and develop relationships with OEMs, it has at times experienced and continues to experience difficulty in establishing and maintaining these relationships. If the Company is unable to successfully expand this distribution channel and secure license agreements with additional OEMs on commercially reasonable terms, including significant up-front payments of minimum license fees, and extend existing license agreements with existing OEMs on commercially reasonable terms, the Company’s operating results would be adversely affected. Any inability by the Company to maintain existing or establish new relationships with indirect channel partners, including systems integrators and resellers, or, if such efforts are successful, a failure of the Company’s revenues to increase correspondingly with expenses incurred in pursuing such relationships, would harm the Company’s business, operating results and financial condition.

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

The Company has released performancesoft “Track” and plans to release portions of Actuate 9 in the second half of 2006 and the first half of 2007. The Company hopes that this new product (Track) and the enhanced product (Actuate 9) will be introduced in a timely fashion and will be widely adopted and accepted by the Company’s existing and new customers and OEM partners. If they are not, the Company’s business, operating results and financial condition may be adversely affected.

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

The Company believes that, over time, an increasing portion of its revenues and costs will be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company’s results of operations. Although the Company may in the future decide to undertake foreign exchange hedging transactions to cover a portion of its foreign currency transaction exposure, it currently does not attempt to cover any foreign currency exposure. If it is not effective in any future foreign exchange hedging transactions in which it engages, the Company’s business, operating results and financial condition could be harmed.

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

IF THE COMPANY’S PRODUCTS CONTAIN MATERIAL DEFECTS, ITS REVENUES MAY DECLINE.

Software products as complex as those offered by the Company often contain errors or defects, particularly when first introduced, when new versions or enhancements are released and when configured to individual customer computing systems. The Company currently has known errors and defects in its products. Despite testing conducted by the Company, if additional defects and errors are found in current versions, new versions or enhancements of its products after commencement of commercial shipment, this could result in the loss of revenues or a delay in market acceptance or an increase in the rate of return of the Company’s products. The occurrence of any of these events could seriously harm the Company’s business, operating results and financial condition.

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

THE COMPANY’S COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of the Company’s common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in its operating results;

•	Changes in the economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products, including open source products, or new contracts announced by it or its competitors;

•	Developments with respect to copyrights or proprietary rights;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of Enterprise Reporting Application software;

•	Adoption of new accounting standards affecting the software industry (including stock option-expensing roles); and

•	Changes in financial estimates by securities analysts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended June 30, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
April 1, 2006 through April 30, 2006	—		—	—
Month #2
May 1, 2006 through May 31, 2006	249,000	$3.97	249,000	—
Month #3
June 1, 2006 through June 30, 2006	—		—	—

Total	249,000	$3.97	249,000	—

(1)	On September 19, 2001, the Company’s Board of Directors authorized a stock repurchase program of up to $6.0 million of our common stock. On October 24, 2002 and April 28, 2004 Actuate’s Board of Directors extended the stock repurchase program by authorizing management to repurchase up to an additional $3.0 million and $1.5 million worth of Company’s common stock, respectively. On July 28, 2004, the Company’s Board of Directors authorized management to repurchase, on an on-going basis, up to $1.5 million Actuate common stock each calendar quarter. During the fourth quarter of 2004, the Board of Directors suspended the repurchase program.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 24, 2006, our stockholders approved the following items:

1.	The election of the following individuals as directors of the Company.

	For	Authority Withheld
Nicolas C. Nierenberg	53,714,766	3,722,403
Peter I. Cittadini	53,699,682	3,737,487
George B. Beitzel	56,028,568	1,408,601
Kenneth E. Marshall	51,948,394	5,488,775
Arthur C. Patterson	42,179,757	15,257,412
Steven D. Whiteman	51,937,394	5,499,775

2.	The ratification of the appointment of KPMG, LLP, Registered Independent Public Accountants, as the Company’s auditors for the fiscal year ending December 31, 2006.

For	57,122,304
Against	269,344
Abstain	45,521

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation (Registrant)

Dated: August 9, 2006	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Chief Financial Officer, Senior Vice President of Finance (Principal Financial and Accounting Officer)