Form 10-Q
period 2006-09-30
ACTUATE CORP
filed 2006-11-09
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of September 30, 2006
Common Stock, par value $.001 per share	60,234,593

Actuate Corporation

Part I. Financial Information

Item 1. Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,340	$12,490
Short-term investments	32,157	41,907
Accounts receivable, net of allowance of $1,138 and $1,318 at September 30, 2006 and December 31, 2005, respectively	27,945	26,798
Other current assets	4,369	2,911

Total current assets	79,811	84,106
Property and equipment, net	4,612	4,716
Goodwill	31,105	20,990
Other purchased intangibles, net	6,082	1,139
Other assets	839	630

	$122,449	$111,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,540	$2,101
Current portion of restructuring liabilities	2,887	2,948
Accrued compensation	4,275	5,306
Other accrued liabilities	3,678	3,108
Income taxes payable	256	279
Deferred revenue	34,972	31,475

Total current liabilities	47,608	45,217

Long-term liabilities:
Other long-term liabilities	102	198
Long-term deferred revenue	1,465	913
Restructuring liabilities and others, less current portion	8,494	9,885

Total long-term liabilities	10,061	10,996

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 68,531,927 and 67,536,651 shares, respectively; outstanding 60,234,593 and 60,170,503 shares, respectively	60	60
Additional paid-in capital	117,663	108,904
Treasury stock, at cost; 8,297,334 and 7,366,148 shares, respectively	(22,178)	(18,691)
Accumulated other comprehensive loss	(43)	(555)
Accumulated deficit	(30,722)	(34,350)

Total stockholders’ equity	64,780	55,368

	$122,449	$111,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Revenues:
License fees	$11,585	$8,894	$32,756	$26,647
Services	20,344	17,951	60,689	50,593

Total revenues	31,929	26,845	93,445	77,240

Costs and expenses:
Cost of license fees (1)	465	489	1,431	1,804
Cost of services (1)	6,788	5,702	21,387	17,271
Sales and marketing (1)	11,879	9,411	35,586	26,564
Research and development (1)	5,166	4,011	15,776	12,370
General and administrative (1)	3,758	2,622	12,021	9,933
Amortization of other purchased intangibles	237	17	711	487
In-process research and development	—	—	900	—
Restructuring charges	16	4	16	751

Total costs and expenses	28,309	22,256	87,828	69,180

Income from operations	3,620	4,589	5,617	8,060
Interest and other income, net	636	376	1,314	909

Income before income taxes	4,256	4,965	6,931	8,969
Provision for income taxes	1,745	1,225	3,303	1,507

Net income	$2,511	$3,740	$3,628	$7,462

Basic net income per share	$0.04	$0.06	$0.06	$0.12

Shares used in basic per share calculation	60,317	60,513	60,280	61,351

Diluted net income per share	$0.04	$0.06	$0.05	$0.12

Shares used in diluted per share calculation	66,157	62,313	66,191	63,366

____________
(1) Includes stock based compensation expenses as follows:

Cost of license fees	$—	$—	$2	$—
Cost of services	221	—	585	—
Sales and marketing	588	—	1,723	—
Research and development	316	—	909	—
General and administrative	565	—	1,579	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months Ended September 30,
	2006	2005
Operating activities
Net income	$3,628	$7,462
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase	4,798	—
Amortization of other purchased intangibles	1,478	1,286
Depreciation	1,265	1,538
Tax benefit from exercise of stock options	—	1,513
Unrealized investment loss	—	301
In-process research and development	900	—
Net operating loss utilizations related to prior acquisitions	464	—
Restructuring charges	16	751
Changes in operating assets and liabilities:
Accounts receivable	(151)	4,210
Other current assets	1,463	(495)
Accounts payable	(3,360)	(153)
Accrued compensation	(1,550)	(1,244)
Other accrued liabilities	(99)	(2,024)
Deferred tax assets	(147)	—
Income taxes payable	(52)	(211)
Deferred rent liabilities	(130)	(90)
Restructuring liabilities	(1,468)	(3,018)
Deferred revenue	2,392	(1,278)

Net cash provided by operating activities	9,447	8,548

Investing activities
Purchases of property and equipment	(671)	(136)
Proceeds from maturity of short-term investments	57,352	60,099
Purchases of short-term investments	(47,524)	(58,764)
Purchases of minority shares of Actuate Japan	(354)	—
Acquisition of performancesoft, Inc., net of cash acquired	(15,341)	—
Change in other current and non-current assets	(965)	(130)

Net cash provided by (used in) investing activities	(7,503)	1,069

Financing activities
Tax benefit from exercise of stock options	1,898	—
Proceeds from issuance of common stock	2,061	1,667
Stock repurchases	(3,487)	(6,202)

Net cash provided by (used in) financing activities	472	(4,535)

Net increase in cash and cash equivalents	2,416	5,082
Effect of exchange rates on cash and cash equivalents	434	(157)
Cash and cash equivalents at the beginning of the period	12,490	7,341

Cash and cash equivalents at the end of the period	$15,340	$12,266

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

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 13, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of operating results for any other future interim period or the full fiscal year.

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

Actuate also enters into OEM arrangements that provide for license fees based on the bundling or embedding of its products with the OEMs’ products. These arrangements generally provide for fixed, irrevocable royalty payments. Actuate recognizes license fee revenues from U.S. and International OEM arrangements when a license agreement has been executed by both parties, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Effective July 1, 2006, we changed our policy for sales through international OEMs to be consistent with U.S. OEM arrangements. Prior to this change, we deferred revenue on sales through international OEMs until we received a royalty report or other evidence of sell-through from such OEM, assuming all other revenue recognition criteria was met. The impact of this change on revenue for the third quarter of fiscal year 2006 was not significant.

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

Adoption of SFAS 123(R)

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

The Company has elected to adopt the modified prospective transition method permitted by SFAS 123(R), which applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first nine months of fiscal year 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. This cost is based on the grant-date fair value estimated at the time of the grant, in accordance with the pro forma provisions of SFAS 123. Compensation cost for all shared-based payments granted subsequent to January 1, 2006, are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior periods were not restated to reflect the impact of adopting the new standard. The fair value of option awards is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes for the three and nine months ended September 30, 2006 was lower by $1.7 and $4.8 million, respectively, than if it had continued to account for share-based compensation under APB 25. Also, net income for the three and nine months ended September 30, 2006 was lower by $2.2 and $5.9 million, respectively, than if it had continued to be accounted for under APB 25. Basic and diluted net income per share for the three months ended September 30, 2006 would have been $0.08 and $0.07, respectively, if the Company had not adopted SFAS 123R. Basic and diluted net income per share for the nine months ended September 30, 2006 would have been $0.16 and $0.14, respectively, if the Company had not adopted SFAS 123R.

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

The table below reflects pro forma net income and net income per share for the three and nine months ended September 30, 2005 as if the Company had accounted for its stock options using the fair value method (in thousands, except income per share amounts):

	September 30, 2005
	Three months ended	Nine months ended
Net income - as reported	$3,740	$7,462
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(1,476)	(4,368)

Net income - pro forma	$2,264	$3,094

Net income per share:
Basic – as reported	$0.06	$0.12

Basic – pro forma	$0.04	$0.05

Diluted – as reported	$0.06	$0.12

Diluted – pro forma	$0.04	$0.05

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

The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Options		ESPP
	Three Months Ended		Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Volatility	83.57%	78.70%	46.05%	45.19%
Expected term (years)	4.5	3.0	0.5	0.5
Risk free interest rate	4.50%	4.13%	5.08%	3.87%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	4%	N/A	N/A	N/A

	Options		ESPP
	Nine months Ended		Nine months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Volatility	83.57 - 86.82%	78.70 - 97.38%	42.58 - 46.05%	45.19 - 46.36%
Expected term (years)	4.16 - 4.5	3.0	0.5	0.5
Risk free interest rate	4.50 - 4.88%	3.38 - 4.13%	4.68 - 5.08%	3.03 - 3.87%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	4%	N/A	N/A	N/A

As of September 30, 2006, there was approximately $6.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to Actuate employees. These compensation expenses will be recognized over the appropriate amortization period of four years using the accelerated amortization method as provided under Financial Accounting Standards Board Interpretation Number 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans” (“FIN 28”). Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Weighted-average common shares outstanding	60,317	60,513	60,280	61,351
Weighted-average dilutive stock options outstanding under the treasury stock method	5,840	1,800	5,911	2,015

Weighted-average common shares used in computing diluted net income per share	66,157	62,313	66,191	63,366

We generated net income for the three and nine month periods ended September 30, 2006. Under the treasury stock method, stock options with exercise prices exceeding the average share price of our Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 4,932,307 and 4,679,932 in the three and nine months ended September 30, 2006, respectively. We also generated net income for the three and nine month periods ending September 30, 2005. The weighted-average number of shares excluded from the calculation of diluted net income was 11,310,843 and 11,390,971 in the three and nine months ended September 30, 2005, respectively. These anti-dilutive options could be dilutive in future periods.

The weighted average exercise price of excluded stock options was $4.96 and $5.03 for the three and nine months ended September 30, 2006, respectively. The weighted average exercise price of excluded stock options was $3.84 and $3.87 for the three and nine months ended September 30, 2005, respectively.

Comprehensive Income (Loss)

Other comprehensive income (loss) includes currency translation adjustments and unrealized gains and losses on short-term investments that are not included in net income, but rather are recorded directly in stockholders’ equity. The following table represents changes in the components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005, respectively, (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Net income	$2,511	$3,740	$3,628	$7,462
Foreign currency translation adjustment gain (loss)	91	(77)	434	(98)
Unrealized gain (loss) on available-for-sale-securities	47	(31)	78	(35)

Total comprehensive income	$2,649	$3,632	$4,140	$7,329

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of SAB 108 on its consolidated results of operations and financial position.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. (EITF 06-03). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (USF) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not anticipate a significant impact from EITF 06-03 on its consolidated results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

2. Acquisition of performancesoft, Inc.

In January of fiscal year 2006, the Company acquired all of the outstanding shares of capital stock of performancesoft, Inc. (“performancesoft”). performancesoft was a privately-held entity headquartered in Toronto, Canada, and a leading provider of performance management solutions software and services. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” performancesoft provides a total performance management solution that helps organizations measure their performance, manage their business, and helps them achieve more effective decision-making, efficient management reporting and increased accountability. The Company acquired performancesoft for the purpose of enhancing its current product offering by adding performancesoft’s products and technology to its existing product line. The Company began including the operating results of performancesoft in its consolidated financial statements from the closing date of the acquisition, which was January 5, 2006.

The acquisition principally consisted of an initial cash purchase price of $15.5 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year

2006. This contingent consideration would be payable in fiscal year 2007. Due to the fact that the contingent consideration is currently not determinable beyond a reasonable doubt, the Company did not include this contingent consideration in the acquisition accounting at the date of acquisition. Rather, it will be recorded when the contingency is resolved in 2007. At that time, the Company will record the current fair value of any additional consideration as additional cost of the acquired enterprise. We expect that this additional cost would be allocated to goodwill.

In addition to the $15.5 million initial cash payment, the Company put $1.0 million in cash in escrow related to this transaction. This additional payment was paid into an escrow account pending the resolution of specific items documented in the purchase agreement. The Company did not initially include this $1.0 million in the purchase price as the amount to be released from escrow was not determinable beyond a reasonable doubt. As of September 30, 2006 the entire $1.0 million balance is classified in the other current assets line on the balance sheet. In October 2006, Actuate signed an agreement with the former shareholders of performancesoft to resolve the pending items on which this $1.0 million payment depends. As a result of this agreement, the Company and the former shareholders agreed that of the $1.0 million still residing in escrow, $675,000 would be returned to Actuate and the remaining $325,000 would be released to the former shareholders as further consideration for the acquisition. Since these pending items have now been resolved, Actuate will add the additional $325,000 to the purchase price of the performancesoft acquisition in the fourth quarter of fiscal year 2006.

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

In-process research and development—As of the acquisition date, $900,000 was allocated to in-process research and development. In-process research and development is dependent on the status of new projects on the date the acquisition is consummated. At the date of acquisition the acquired company had two development projects that were in process, relating to its Views product and a new product offering called Track. Both of these projects were completed by the end of the third quarter of fiscal year 2006. The value of in-process research and development was determined using the excess earnings approach. The discount rates used were 18% to 19% and they take into consideration the stage of completion and the risk surrounding the successful development and commercialization of each of the purchased in-process technology projects that were valued. The Company expensed the total value of these in-process research and development projects at the time of acquisition as they were determined to have no alternative future use. This expense is shown as a separate line item in the condensed consolidated statement of operations.

Goodwill—Approximately $10.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present).

In connection with the performancesoft acquisition, Actuate’s Board of Directors duly authorized the issuance of stock options to eligible employees from the Company’s 1998 Equity Incentive Plan. A total of 530,200 non-statutory stock options were issued in January of 2006 at an exercise price of $3.36. Each grant shall fully vest in four years with 25% vesting at the end of year one and the remaining balance to vest in thirty-six equal successive monthly installments. These shares were valued at their fair value in accordance with SFAS 123R and are being amortized over their vesting period using the accelerated amortization method as provided under Financial Accounting Standards Board Interpretation Number 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans” (“FIN 28”).

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

The unaudited pro forma financial information for the year ended December 31, 2005 combines the historical results for Actuate for the twelve months ended December 31, 2005 and the historical results for performancesoft for the twelve months ended October 31, 2005. We have not presented pro forma results for fiscal year 2006 as any differences from the 2006 actual results would be immaterial, due to the timing of the acquisition.

	Year Ended December 31, 2005 (in thousands, except per share data) (Unaudited)
	As Reported	Proforma
Total revenues	$106,401	$120,143
Net income	$11,591	$11,809
Basic net income per share	$.19	$.19
Diluted net income per share	$.18	$.19

3. Investment in Actuate Japan

The minority shareholders of Actuate Japan have the option to put their equity interest (“Minority Interest”) in Actuate Japan and Actuate has the option to call the Minority Interest. In February 2006, a minority shareholder of Actuate Japan notified the Company that it wished to exercise its right to put its equity interest in Actuate Japan. This minority shareholder exercised its right on March 15, 2006 resulting in a payment of approximately $354,000 for this interest during the first quarter of fiscal year 2006. This payment was recorded as additional goodwill related to Actuate Japan. The remaining minority interest as of September 30, 2006 was approximately 12%. If the minority interest shareholder chose to put these remaining shares, Actuate would be required to pay approximately $411,000 to purchase these shares. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise their put option, and accordingly, the Company has not accounted for the potential exercise.

4. Restructuring Charges

2004 Restructuring Plan

During fiscal year 2004, the Company underwent a restructuring that was carried out in two phases. The first occurred in the first quarter of fiscal year 2004 when the Company initiated a restructuring of its worldwide sales operations. This restructuring consisted primarily of a workforce reduction of approximately five people and associated severance benefits and related legal costs of $586,000 during the first quarter of fiscal year 2004.

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

Actuate initially recorded a charge of $24.8 million related to the exit of its idle facility. The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The remaining $3.3 million was related to the write-off of furniture and fixtures associated with the 801 Gateway facilities. Actuate made an adjustment of $188,000 to increase this facility exit liability during the second quarter of fiscal year 2003. As of September 30, 2006, approximately $10.9 million of lease exit costs, net of anticipated sublease income, remain accrued and are expected to be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. Our current calculations include an estimate of future sublease income. This estimate is comprised of current contractual future sublease income under existing arrangements, as well as an additional $2.9 million of estimated sublease income. Actual future cash requirements may differ materially from the accrual at September 30, 2006, particularly if the actual sublease income is significantly different from current estimates or if the Company is unsuccessful in its efforts to sublease its facility. The facility exit charge also included a $3.4 million write-off of property and equipment (primarily leaseholds improvements) as a result of the abandonment of leased facilities.

The following table summarizes the restructuring accrual activity during the nine months ended September 30, 2006 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2005	$465	$12,368	$12,833
Cash payments, net of rents collected on sublease for Q1	(16)	(609)	(625)
Cash payments, net of rents collected on sublease for Q2	(4)	(335)	(339)
Changes in estimate (Q1 to Q3).	45	(29)	16
Cash payments, net of rents collected on sublease for Q3	(60)	(444)	(504)

	430	10,951	11,381
Less: current portion	(430)	(2,457)	(2,887)

Long-term portion at September 30, 2006	$—	$8,494	$8,494

5. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The tax provision for the three and nine months ended September 30, 2006 and September 30, 2005 consists of federal, state and foreign income taxes and was computed based on the estimated annual effective tax rates applicable to such operations. The annual effective tax rate in fiscal year 2006 is higher due to higher projected domestic pre-tax income for 2006, which allows for the usage of NOL’s and R&D tax credits, a higher effective tax as a result of adopting SFAS 123R and the write off of in-process R&D of $900,000 treated as a discrete event. The book expenses as a result of SFAS 123R lowers our pre-tax net income, however, the amounts are not deductible for tax purposes, which produces a higher effective tax rate.

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

6. Geographic Information

Our primary operations are located in the United States. Revenues from international sources related to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Revenues:
North America	$24,322	$20,815	$71,554	$59,736
Europe	6,168	4,561	18,475	13,858
Asia Pacific and others	1,439	1,469	3,416	3,646

	$31,929	$26,845	$93,445	$77,240

As of September 30, 2006, we operated solely in one reportable segment, which is the development, marketing and support of our Enterprise Reporting and performance management Application Platform. There were no customers that accounted for more than 10% of total revenues in the three and nine months ended September 30, 2006 or 2005. No customer accounted for more than 10% of our outstanding net accounts receivable balance at September 30, 2006.

7. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with SFAS 142, the Company performs its annual impairment test of goodwill on October 1 of each year. The Company completed its annual assessment of goodwill on October 1, 2006, and no impairment of goodwill was determined as a result of this assessment. Following is a roll-forward of the activity that affected goodwill during the nine months ended September 30, 2006 (in thousands):

Goodwill as of December 31, 2005	$20,990
Acquisition of performancesoft (preliminary purchase price allocation)	10,010
True-up purchase price allocation for performancesoft	184
Repurchase of Japan minority interest	354
Acquired net operating losses utilized	(433)

Goodwill as of September 30, 2006	$31,105

During the third quarter of fiscal year 2006, the Company made several revisions to the initial purchase price allocation related to the performancesoft acquisition. These revisions resulted in a total net increase of $184,000 to the performancesoft goodwill balance.

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$14,000	$(11,110)	$2,890	$10,600	$(10,600)	$—
Workforce	408	(408)	—	408	(408)	—
Purchased technologies	8,410	(5,818)	2,592	6,189	(5,050)	1,139
Non-compete agreements	1,030	(1,030)	—	1,030	(1,030)	—
Trademark	1,500	(900)	600	700	(700)	—

	$25,348	$(19,266)	$6,082	$18,927	$(17,788)	$1,139

As discussed further in Note 2, in January 2006, the Company acquired all of the outstanding shares of capital stock of performancesoft. The total initial purchase price of $15.6 million was allocated to various tangible and identifiable intangible assets, which consisted primarily of goodwill of $10.2 million, purchased in-process research and development of $900,000, trademark of $800,000, customer and distribution relationship of $3.4 million and core technology of $1.1 million. The trademarks intangible asset is being amortized on a straight-line basis over a three year period, as the Company intends to phase out the use of the trademarks, while customer list and core technology is being amortized on a straight-line basis over five years. Purchased in-process research and development was expensed in the quarter ended March 31, 2006 as it had not reached technological feasibility and had no alternative future uses.

Amortization expense of purchased intangible assets was approximately $509,000 and $133,000 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense of purchased intangible assets was approximately $1.5 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively. These charges are included in cost of license fees and amortization of purchased intangibles in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2006 (remainder of year)	$508
2007	2,031
2008	1,743
2009	900
2010	900

$6,082

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

During the first nine months of the fiscal year 2006, the Company also made adjustments to goodwill and purchased technology related to the tax affected portion of the net operating losses (NOLs) utilized with respect to the Tidestone and Nimble acquisitions, respectively. These adjustments resulted in reductions of approximately $433,000 and $30,000 to the Company’s goodwill and purchased intangibles balances, respectively. As of September 30, 2006, the carrying amount of the Company’s goodwill was $31.1 million.

Third Party Source Code

In December of 2005 Actuate agreed to purchase source code from a third-party technology vendor for $1,150,000 in cash. Prior to this purchase, Actuate had been paying royalties to this vendor for the right to use and sell this underlying technology in its products. Under this purchase agreement, royalties are no longer required to be paid. The source code fee was capitalized as the product that the technology was embedded in had reached technological feasibility. The amount is being amortized to cost of license fees at the greater of 1) the ratio that current gross revenues for the associated product bear to the total current and estimated future gross revenues for that product, and 2) the straight-line method over the estimated three year economic life of the product.

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

Under the 1998 Plan, eligible participants may be awarded options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted shares or stock units (collectively, the “Awards”). Options under the 1998 Plan may be incentive stock options designed to satisfy Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or non-statutory stock options not designed to meet such requirements. If restricted shares or shares issued upon the exercise of options granted under the 1998 Plan are forfeited, then such shares will again become available for awards under the 1998 Plan. If stock units, options or SARs granted under the 1998 Plan are forfeited or terminated for any other reason before being exercised, then the corresponding shares will again become available for awards under the 1998 Plan. The exercise price for non-statutory and incentive stock options granted under the 1998 Plan may not be less than 85% or 100%, respectively, of the fair market value of the common stock on the option grant date. The Board may amend or terminate the 1998 Plan at any time. Amendments may be subject to stockholder approval to the extent required by applicable law.

Options granted under the 1998 Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant and the remaining balance vests monthly over the next four or three years. Upon a change in control, an Award under the 1998 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 1998 Plan will accelerate in full. All outstanding repurchase rights under the 1998 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of September 30, 2006, 11,178,660 shares of common stock were reserved and available for future grants under the 1998 Option Plan.

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

All options granted under the 2001 Plan are non-statutory stock options. If restricted shares or shares issued upon the exercise of options granted under the 2001 Plan are forfeited, then such shares will again become available for awards under the 2001 Plan. The exercise price for non-statutory and incentive stock options granted under the 2001 Plan may not be less than 85% or 100%, respectively, of the fair market value of the common stock on the option grant date. The Board may amend or terminate the 2001 Plan at any time. Amendments may be subject to stockholder approval to the extent required by applicable law.

Options granted under the 2001 Plan are exercisable when vested. Shares generally vest at the rate of 25% after one year from the date of grant and the remaining balance vests monthly over the next four years. Upon a change in control, an Award under the 2001 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 2001 Plan will accelerate in full. All outstanding repurchase rights under the 2001 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of September 30, 2006, 689,704 shares of common stock were reserved and available for future grants under the 2001 Option Plan.

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

All options granted under the T-98 Option Plan are incentive stock options qualified under Section 422 of the Code, with a vesting term of five years while the options granted under the T-99 Option Plan are non-statutory stock options with a vesting term of three years. Options granted under the Tidestone Option Plans are generally exercisable upon grant, subject to repurchase rights by us until vested. Under the T-99 Option Plan, shares generally vest at the rate 33% annually. Under the T-98 Option Plan, shares generally vest at the rate of 20% annually. Upon a change in control, an Award under the Tidestone Option Plans will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. As of September 30, 2006, 31,987 and 2,055 shares of common stock were reserved and available for future grants under the T-98 Option and T-99 Option Plan, respectively.

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

The Board may amend or modify the Directors Option Plan at any time. Amendments may be subject to stockholder approval to the extent required by law. The Directors Option Plan will terminate on the earlier of: May 27, 2008 or when all shares reserved for issuance have been issued, unless terminated sooner by the Board. However, vesting will automatically accelerate in full upon (i) an acquisition of Actuate by merger, consolidation or asset sale, (ii) a tender offer for more than 50% of the outstanding voting stock or proxy contest for Board membership or (iii) the death or disability of the optionee while serving as a Board member. As of September 30, 2006, 329,700 shares of common stock were reserved and available for future grants under the Directors Option Plan.

Activity under all option plans was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 2005	11,573,471	19,292,404	$0.16-$31.19	$2.83
Additional authorization	2,800,000	—	—	—
Options granted	(3,047,000)	3,047,000	$3.65-$4.27	$3.88
Options exercised	—	(775,647)	$0.31-$4.14	$2.09
Options forfeited	905,635	(905,635)	$1.04-$17.25	$3.71

Balance at September 30, 2006	12,232,106	20,658,122	$0.16-$31.19	$2.94

The weighted average grant date fair value of options granted during the quarter ended September 30, 2006 was $2.54 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended September 30, 2006 was $316,711.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.16-$1.25	380,788	1.21 years	$0.63	380,767	$0.63
$1.27-$1.49	6,772,810	6.07 years	$1.49	6,712,351	$1.49
$1.56-$2.99	4,853,853	7.77 years	$2.57	2,499,676	$2.60
$3.00-$3.68	4,130,957	6.81 years	$3.53	1,718,108	$3.53
$3.71-$31.19	4,519,714	5.73 years	$5.17	3,803,738	$5.37

$0.16-$31.19	20,658,122	6.46 years	$2.94	15,114,640	$2.86

At September 30, 2006, 20,369,635 options were vested and expected to vest, with an aggregate intrinsic value of $34,974,705. The aggregate intrinsic value and weighted-average remaining contractual term of options currently exercisable at September 30, 2006 were $28,363,885 and 5.63 years, respectively.

Amended and Restated 1998 Employee Stock Purchase Plan

The 1998 Amended and Restated Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan is automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. If the market price of Actuate’s stock at the end of any six-month purchase period is lower than the stock price at the original grant date, the plan is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. Starting with the August 1, 2006 offering period, the amount of shares purchasable per accumulation period will be 1,000 shares per participant. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment. The Purchase Plan has been amended and restated to account for stock splits. On July 29, 2006, the Company issued 122,702 common shares under the Purchase Plan, with a weighted-average purchase price of $2.32. As of September 30, 2006, 4,559,056 shares had been purchased under the Purchase Plan and 1,240,944 shares of common stock were reserved and available for future issuance.

As of September 30, 2006, the number of shares of common stock reserved for future issuance under all option plans and the Purchase Plan was 13,473,050.

10. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Maintenance and support	$30,224	$24,948
Other	6,213	7,440

	$36,437	$32,388
Less: Current portion	(34,972)	(31,475)

Long-term deferred revenue	$1,465	$913

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

11. Subsequent Events

In January of 2006, Actuate paid an initial cash purchase price of $15.5 million for the acquisition of performancesoft, Inc. In addition to this initial cash payment, the acquisition further consisted of an additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. Furthermore, Actuate paid $1.0 million in additional cash at the time of acquisition to an escrow account pending the resolution of specific items documented in the purchase agreement. In October 2006, Actuate signed an agreement with the former shareholders of performancesoft. This agreement served to adjust the revenue and operating margin targets on which the contingent consideration is based. It also served to resolve the pending items on which the $1.0 million payment depends. As a result of this agreement, the Company and the former shareholders agreed that of the $1.0 million still residing in escrow, $675,000 would be returned to Actuate and the remaining $325,000 would be released to the former shareholders as further consideration for the acquisition. As of September 30, 2006, the entire $1.0 million balance is classified in other current assets on the balance sheet. Since these pending items have now been resolved, Actuate will add the additional $325,000 to the purchase price of the performancesoft acquisition in the fourth quarter of 2006.

In October 2006, the Board of Directors approved an on-going extension of the Company’s stock repurchase program, which was originally announced in September 2001 and has been extended from time to time. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock at varying amounts, in an amount not to exceed cash flow from operations during the prior quarter. The actual amount to be repurchased is approved in advanced each quarter by the Board. From the end of the third quarter of fiscal year 2006 through November 8, 2006, the Company has repurchased a total of 29,988 shares in the open market under this repurchase plan for a value totaling approximately $157,000.

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

Overview

We are a leading provider of Enterprise Reporting and Performance Management Applications that empower 100% of users to achieve breakthrough corporate performance. We began shipping our first product in January 1996. Actuate’s Enterprise Reporting Application Platform provides the most scalable, reliable, flexible and high-performing reporting capabilities for every application in the enterprise. Customers use Actuate to deliver information in context to users inside and outside the firewall as Customer Interaction and Operational Performance Reporting applications, managed spreadsheet applications and Java reporting applications. Actuate’s performancesoft Suite helps high performing organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution. Organizations have benefited from performancesoft solutions to achieve better results utilizing a number of private and public sector Performance Management frameworks, including but not limited to: the Balanced Scorecard, Malcolm Baldrige, Six Sigma, JCAHO, and The President’s Management Agenda.

In September 2006, we released and began shipping version 9 of the Actuate products. This Actuate 9 Collaborative Reporting Architecture combines open source technologies from the Eclipse Foundation BIRT (Business Intelligence and Reporting Tools) project with the scalability, performance, reliability and security of the Actuate iServer and the interactivity of AJAX (Asynchronous JavaScript and XML). With Actuate’s Collaborative Reporting Architecture, companies can shift from a ‘closed BI model’ where information access and analysis is siloed, to an ‘open BI model’ that speeds report development by supporting collaboration among people of every skill level. Actuate 9 applies open source principles, including participation, iterative development and modularity, for the benefit of an organization’s Business Intelligence initiatives. The Collaborative Reporting Architecture drives enterprise reporting costs down by leveraging the versatility of the Java development community, the speed and flexibility of Actuate’s Information Object metadata layer, and a revolutionary reusable design structure that encourages collaboration among users of every skill level, for every reporting project.

We sell software products through two primary means: (i) directly to end-user customers through our direct sales force and (ii) indirectly through channel partners such as OEMs, resellers and system integrators. OEMs generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end-user customers. Our total revenues are derived from license fees for software products and fees for services relating to such products, including software maintenance and support, consulting and training.

Our total revenues for the third quarter of fiscal 2006 were $31.9 million, a 19%, or approximately $5.1 million increase over the third quarter of fiscal 2005. This increase was primarily due to incremental revenue of $3.2 million generated from new products associated with our acquisition of performancesoft in January 2006. Income from operations decreased from $4.6 million, or 17% of total revenues, in the third quarter of fiscal year 2005 to $3.6 million, or 11% of total revenues, in the third quarter of fiscal year 2006. This decline is primarily attributable to (i) the decline in operating margin as a result of the adoption of SFAS 123R, which resulted in the recognition of $1.7 million in stock-based compensation for the third quarter of fiscal 2006, and (ii) the impact of the addition of performancesoft to the Company’s total operations. These decreases were offset by the increases in revenues described above.

North American total revenues increased from $20.8 million in the third quarter of fiscal year 2005 to $24.3 million in the third quarter of fiscal year 2006. Revenues from international regions also increased from $6.0 million in the third quarter of fiscal year 2005 to approximately $7.6 million in the third quarter of fiscal year 2006. North American total revenues increased from $59.7 million in the first nine months of fiscal year 2005 to $71.5 million in the first nine months of fiscal year 2006. Revenues from international regions increased by $4.4 million or approximately 25% from $17.5 million for the first nine months of fiscal year 2005 to approximately $21.9 million for the first nine months of fiscal year 2006. During the third quarter of fiscal year 2006, we derived 24% of our total revenues from sales outside of North America versus 22% in the same period last year. For the first nine months of fiscal years 2006 and 2005, we derived 23% of our total revenues from sales outside of North America.

Excluding results from performancesoft, North American total revenues increased from $20.8 million in the third quarter of fiscal year 2005 to $21.9 million in the third quarter of fiscal year 2006 and revenues from international regions also increased from $6.0 million in the third quarter of fiscal year 2005 to $6.8 million in the third quarter of fiscal year 2006. If performancesoft results are excluded, North American total revenues increased from $59.7 million in the first nine months of fiscal year 2005 to $65.7 million in first nine months of fiscal year 2006. Revenues from international regions also increased from $17.5 million in the first nine months of fiscal year 2005 to $19.5 million in the first nine months of fiscal year 2006 if performancesoft results are excluded.

Three trends continue to have a significant impact on results of our operations. We currently believe that corporate IT budgets will grow only modestly in the remainder of fiscal year 2006. Second, we continue to witness corporations consolidating their business intelligence, Enterprise Reporting software and Performance Management application purchases into fewer suppliers. Corporations were reluctant to buy software from new vendors. Finally, we continue to experience vigorous competition in the Enterprise Reporting market. Several of our competitors have released products that are marketed to be directly competitive with our Enterprise Reporting Application Platform. The existence of these competitive products required additional sales and marketing efforts to differentiate our products, which resulted in extended sales cycles. We believe that competition in the enterprise reporting market will continue to be vigorous in the near future.

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

During 2005 and the first nine months of fiscal 2006, we continued to pursue these initiatives started in 2004 and we will continue to do so for the remainder of 2006. We have added the following strategic initiative resulting from our acquisition of performancesoft:

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

Our critical accounting policies are described under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2005, filed on Form 10-K with the SEC on March 13, 2006. We have added an accounting policy for stock-based compensation in fiscal year 2006 due to the adoption of SFAS 123(R). This new accounting policy is described below. Other than the addition of this new policy, our critical accounting policies have not changed since December 31, 2005.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Revenues:
License fees	36%	33%	35%	34%
Services	64	67	65	66

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	1	2	2	2
Cost of services	21	21	23	22
Sales and marketing	37	35	38	34
Research and development	16	15	17	16
General and administrative	12	10	13	13
Amortization of other purchased intangibles	1	—	—	1
In-process research and development	—	—	1	—
Restructuring charges	—	—	—	1

Total costs and expenses	88	83	94	89

Income from operations	12	17	6	11
Interest and other income, net	2	1	1	1

Income before income taxes	14	18	7	12
Provision for income taxes	(5)	(4)	(3)	(2)

Net income	9%	14%	4%	10%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, consulting and training. Total revenues increased 19% from $26.8 million for the quarter ended September 30, 2005 to $31.9 million for the quarter ended September 30, 2006. A large portion of this increase was due to continued increase in new and repeat business from a number of Global 9000 customers (companies with annual revenues greater than $1.0 billion) and further expansion of our product and services into financial and government sectors. As a result of these positive trends, we experienced improvements in our license, maintenance and support revenues for a combined increase of 19% or approximately $5.1 million over the same period last year. Of this increase, approximately 12% or $3.2 million was associated with our acquisition of performancesoft that was completed in January of fiscal year 2006.

For the nine months of fiscal year 2006, total revenues were $93.4 million, a 21% or approximately $16.2 million increase over the same period last year. This increase was seen across all revenue categories. Actuate’s business, excluding performancesoft, experienced a 10% or approximately $8.0 million increase over the same period last year, while performancesoft accounted for an increase of 11%, or approximately $8.2 million.

Sales outside of North America were $7.6 million or 24% of total revenues for the third quarter of fiscal year 2006, compared to $6.0 million or 22% of total revenues for the third quarter of fiscal year 2005. For the nine months ended September 30, 2006, sales outside of North America were $21.9 million, or 23% of total revenues as compared to $17.5 million, or 23% of total revenues as compared to the nine months ended September 30, 2005. No single customer accounted for more than 10% of our revenues for any of the periods presented.

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2006	2005			2006	2005
Revenues
License fees	$11,585	$8,894	$2,691	30%	$32,756	$26,647	$6,109	23%
Services	20,344	17,951	2,393	13%	60,689	50,593	10,096	20%

Total Revenues	$31,929	$26,845	$5,084	19%	$93,445	$77,240	$16,205	21%

% of Revenue
License fees	36%	33%			35%	34%
Services	64%	67%			65%	66%

Total Revenues	100%	100%			100%	100%

License fees. The increase in license revenues for the third quarter of fiscal year 2006 as compared to the same period in the prior year was primarily due to our acquisition of performancesoft, which added approximately $1.7 million to license revenue in the third quarter of fiscal year 2006. Additionally, in the third quarter of fiscal year 2006 we recorded an order for $1.3 million in license revenue resulting from the conclusion of a license royalty compliance issue, which included royalty revenues accrued since the fourth quarter of fiscal year 2005. The increase in license revenues for the first nine months of fiscal year 2006 was primarily due to our acquisition of performancesoft, which represented approximately $4.5 million of revenue and an increase in the total number of recognized high-dollar product license transactions, such as the royalty compliance issue described above. No single customer accounted for more than 10% of our revenues for any of the periods presented.

The regions that realized the most significant license revenue growth were the North America and the EMEA regions, which accounted for a $2.3 million and $500,000 increase in license revenues, respectively, over the third quarter of fiscal year 2005. These increases were offset by Asia Pacific which experienced a 10% or approximately $100,000 decrease in license revenue over the third quarter of fiscal year 2005. By region, North America accounted for approximately 77% of the total license revenue while the Europe and Asia Pacific regions accounted for 17% and 6% of the total license revenues, respectively. For the same period last year, North America accounted for approximately 75% of the total license revenue while the Europe and Asia Pacific regions accounted for 16% and 9% of the total license revenues, respectively. As a percentage of total revenues, license fee revenues increased from 33% in the third quarter of fiscal year 2005 to 36% in the third quarter of fiscal year 2006.

Excluding the acquisition of performancesoft, the region that realized the most significant license revenue growth was the North America region, which accounted for an 15% or approximately $1.0 million increase in license revenues over the third quarter of fiscal year 2005, while EMEA region, excluding performancesoft, experienced a modest growth of 5% or approximately $100,000. These increases were offset by the Asia Pacific region which experienced a 10% or approximately $100,000 decrease in license revenues (excluding performancesoft) over the third quarter of fiscal year 2005. Excluding performancesoft, the North America region accounted for approximately 78% of the total license revenue while the Europe and Asia Pacific regions accounted for 15% and 7% of the total license revenues, respectively. Excluding performancesoft, and for the same period last year, North America accounted for approximately 75% of the total license revenue while the Europe and Asia Pacific regions accounted for 16% and 9% of the total license revenues, respectively.

Services. The increase in services revenues was primarily driven by the growth in our maintenance and support revenues, which increased in the third quarter of fiscal year 2006 by 17% or $2.3 million over the same quarter last year. The primary contributor to the growth came from continued expansion in our installed base of customers under maintenance plans, as well as a continued implementation of an aggressive renewal campaign by our maintenance renewal group. Maintenance and support revenues related to performancesoft accounted for approximately $1.0 million of the total increase. We also experienced modest growth in our professional services and training revenues, which increased by approximately 2% or $100,000 over the three months ended September 30, 2005. This was primarily attributed to revenues from performancesoft which showed an increase in services revenues of approximately $450,000. Excluding the acquisition of performancesoft, professional services revenues decreased by 9%. This decrease was primarily attributed to two significant engagements during the third quarter of fiscal year 2005 that resulted in higher consulting revenues over the third quarter of fiscal year 2006. Service margins decreased from 68% in the third quarter of fiscal year 2005 to 67% in the third quarter of fiscal year 2006. By region, North America continued to account for approximately 76% of the total services revenue while the Europe and Asia Pacific regions accounted for 21% and 3% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 79% of the total services revenue while the Europe and Asia Pacific regions accounted for 17% and 4% of the total services revenues, respectively.

The growth in services revenues for the nine months ended September 30, 2006 was primarily attributed to the increase in our maintenance and support revenues of approximately 20% or $7.8 million, driven by a continued growth in our installed base of customers under maintenance plans and our continued implementation of an aggressive renewal campaign by our maintenance renewal group. Of the total increase in maintenance and support revenues, $2.4 million was attributed to our acquisition of performancesoft in January of 2006. Consulting services revenues also increased by 19% or $2.3 million during the first nine months of fiscal year 2006. This increase was primarily due to the acquisition of performancesoft which accounted for $1.3 million of the growth while the remaining increase of approximately $1.0 million was attributed to our business excluding performancesoft.

Operating Expenses

Cost of license fees

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2006	2005			2006	2005
Cost of license fees	$465	$489	$(24)	(5)%	$1,431	$1,804	$(373)	(21)%
% of license revenue	4%	5%			4%	7%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in costs of license fees in absolute dollars for the third quarter of fiscal year 2006, compared to the corresponding period in the prior year, was not significant. For the nine months ended September 30, 2006 the decrease in cost of license fees compared to the corresponding period in the prior year, was primarily due to reduced compensation, printing and production related costs as well as amortization of the purchased technologies associated with the acquisition of Tidestone and Nimble which had been fully amortized in fiscal year 2006 which more than offset the increase in amortization of purchased intangibles derived from the performancesoft acquisition. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 4% and 7% of revenues from license fees for the remainder of fiscal year 2006.

Cost of services

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2006	2005			2006	2005
Cost of services	$6,788	$5,702	$1,086	19%	$21,387	$17,271	$4,116	24%
% of services revenue	33%	32%			35%	34%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The increase in cost of services for the third quarter of fiscal year 2006, compared to the corresponding period in the prior year, was primarily due to a (i) 32% increase to our headcount driven primarily by the acquisition of performancesoft in January of 2006, and (ii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) which increased cost of services expense by approximately $200,000 for the three months ended September 30, 2006.

For the nine months ended September 30, 2006 the increase in cost of services was primarily due to (i) a 32% increase to our headcount driven primarily by the acquisition of performancesoft in January 2006, (ii) an increase in third party consulting fees of approximately $1.5 million driven by the use of consultants to compensate for unusually high employee consultant turnover in North America during fiscal year 2006, as well as heavy use of consultants to support high e.Service revenue growth in Europe during fiscal year 2006, and (iii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) which increased cost of services expense by approximately $600,000 for the nine months ended September 30, 2006. These increases were offset by decreases in employee compensation and related costs, excluding performancesoft of approximately $200,000. We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 33% to 38% of total services revenues for the remainder of fiscal year 2006.

Sales and marketing

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2006	2005			2006	2005
Sales and marketing	$11,879	$9,411	$2,468	26%	$35,586	$26,564	$9,022	34%
% of total revenue	37%	35%			38%	34%

Sales and marketing expenses consist primarily of salaries, commissions, stock-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facilities costs. The increase in sales and marketing expenses in both absolute dollars and as a percentage of total revenues for the third quarter of fiscal year 2006 was primarily due to (i) a 22% increase to our headcount driven primarily by the acquisition of performancesoft in January of 2006, which increased sales and marketing expenses by approximately $2.0 million, and (ii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) which increased sales and marketing expenses by approximately $600,000 for the three months ended September 30, 2006. These increases were offset by decreases of approximately $200,000 in other marketing and promotional related costs.

For the nine months ended September 30, 2006 the increase in sales and marketing expenses was primarily due to an increase of $5.5 million in compensation, travel and other employee related expenses. This increase was primarily the result of a 22% increase to our sales and marketing related headcount, which was driven mainly by the acquisition of performancesoft. The increase in overall sales and marketing expenses was also a result of higher commissions driven by increased sales in fiscal year 2006, as well as merit increases which were approved in the first quarter of the year. In addition to the increase in employee related expenses, total sales and marketing expenses also increased as a result of the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) which increased sales and marketing expenses by approximately $1.7 million for the nine months ended September 30, 2006. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 37% to 40% of total revenues for the remainder of fiscal year 2006.

Research and development

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2006	2005			2006	2005
Research and development	$5,166	$4,011	$1,155	29%	$15,776	$12,370	$3,406	28%
% of total revenue	16%	15%			17%	16%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, stock-based compensation costs, enhancement of existing products, and quality assurance and testing. The increase in research and development expenses in the third quarter of fiscal year 2006 was primarily attributed to a 16% increase to our headcount driven primarily by the acquisition of performancesoft in January of 2006, which increased research and development expenses by approximately $700,000, and the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) which increased research and development costs by approximately $300,000 for the three months ended September 30, 2006.

For the nine months ended September 30, 2006 the increase in research and development expenses was primarily due to (i) an increase of $1.7 million in compensation, travel and other employee related expenses. This increase was primarily the result of a 16% increase to our research and development related headcount, which was primarily driven by the acquisition of performancesoft in January of 2006. The increase in overall research and development expenses was also a result of higher expenses related to professional services in support of the release of version 9 of our products in the third quarter of this year, as well as merit increases which were approved in the first quarter of the year. In addition to these increases, total research and development expenses further increased as a result of the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) which increased research and development costs by approximately $900,000 for the nine months ended September 30, 2006. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 19% of total revenues for the remainder of fiscal year 2006.

General and administrative

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2006	2005			2006	2005
General and administrative	$3,758	$2,622	$1,136	43%	$12,021	$9,933	$2,088	21%
% of total revenue	12%	10%			13%	13%

General and administrative expenses consist primarily of personnel costs, stock-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the third quarter of fiscal year 2006 was primarily due to (i) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) which increased general and administrative expenses by approximately $600,000 for the three months ended September 30, 2006, (ii) a $500,000 increase in employee compensation and related costs, which was driven by a 15% increase in headcount primarily related to the acquisition of performancesoft in January of 2006. The three months ended September 30, 2006 and 2005 also reflected a reduction in the bad debt reserve of $220,000 and $240,000, respectively.

For the nine months ended September 30, 2006 the increase in general and administrative expenses was primarily due to (i) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the condensed consolidated financial statements) which increased general and administrative expenses by approximately $1.6 million for the nine months ended September 30, 2006, and (ii) a $1.4 million increase in employee related costs which was driven by a 15% increase in our headcount primarily related to the acquisition of performancesoft in January of 2006. These increased expenses were offset by decreases in (i) accounting and other professional fees of approximately $1.2 million due to lower Section 404 compliance audit fees and legal fees associated with the MicroStrategy case, and (ii) a decrease of approximately $200,000 in total bad debt expense. We expect our general and administrative expenses to be in the range of 12% to 15% of total revenues for the remainder of the fiscal year 2006.

Amortization of other intangibles

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2006	2005			2006	2005
Amortization of other intangibles	$237	$17	$220	1,294%	$711	$487	$224	46%
% of total revenue	1%	—			—	1%

The increase in amortization of other purchased intangibles in both absolute dollars and as a percentage of total revenues for the third quarter of fiscal year 2006 was due to increases in amortization costs of $237,000 related to our acquisition of performancesoft in January of fiscal year 2006. This increase was offset by the fact that we fully amortized the other intangibles associated with our acquisitions of Tidestone and Nimble Technology by the second and third quarter of fiscal year 2005, respectively. For the first nine months of fiscal year 2006, amortization of other intangibles increased by

$711,000 primarily due to the amortization of intangibles recorded in connection with our acquisition of performancesoft in January of fiscal year 2006, offset by full amortization of other intangibles associated with our acquisitions of Tidestone and Nimble Technology.

Purchased in-process research and development

For the first nine months of fiscal year 2006 and in connection with the acquisition of performancesoft, we recorded a charge to operations of $900,000 for purchased in-process research and development. This charge was recorded during the first quarter of fiscal year 2006 and was expensed because it had not reached technological feasibility and had no alternative future uses. The value of the purchased in-process research and development was computed using the excess earnings approach analysis, which is based on the theory that all assets must contribute to the profitability of an enterprise. We determined the valuation of the purchased in-process research and development with the assistance of an independent third party.

Interest and other income, net

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2006	2005			2006	2005
Interest and other income, net	$636	$376	$260	69%	$1,314	$909	$405	45%
% of total revenue	2%	1%			1%	1%

Interest and other income, net, is comprised primarily of interest income earned by the Company on cash and short-term investments as well as the effects of foreign currency fluctuation. Interest income increased by approximately $140,000 during the third quarter of fiscal year 2006 compared to the same period last year due primarily to a higher weighted average interest rate on our investments. We also experienced an increase of approximately $100,000 in other income due to an increase in the expected refund of investment tax credits related to our research and development operations in Canada.

For the nine months ended September 30, 2006, the 45% increase was primarily due to a higher weighted average interest rate on our investments which resulted in higher interest income in fiscal year 2006, an increase in the expected refund of investment tax credits related to our research and development operations in Canada, as well as the fact that we incurred a $300,000 asset impairment charge in fiscal year 2005. These changes were partially offset by increased foreign exchange losses in fiscal year 2006.

Provision for income taxes

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2006	2005			2006	2005
Provision for income taxes	$1,745	$1,225	$520	42%	$3,303	$1,507	$1,796	119%
% of total revenue	(5)%	(4)%			(3)%	(2)%

We recorded an income tax provision of $1.7 million in the three months ended September 30, 2006 as compared to an income tax provision of $1.2 million in the three months ended September 30, 2005. For the nine months ended September 30, 2006, we recorded an income tax provision of $3.3 million, as compared to an income tax provision of $1.5 million for the same period of fiscal year 2005. The increase in the income tax provision for 2006 as compared to 2005 is due to higher projected domestic pre-tax income for 2006, which allows for the usage of NOL’s and R & D tax credits, a higher effective tax as a result of adopting SFAS 123R and the write off of in-process R & D of $900,000 treated as a discrete event. The book expenses as a result of SFAS 123R lowers our pre-tax net income, however, the amounts are not deductible for tax purposes, which produces a higher effective tax rate.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies in making this assessment. Based upon the level of historical tax losses, management believes it is more likely than not that the Company will not realize a majority of the benefits of these deductible differences. Therefore, a valuation allowance has been established to offset the deferred tax assets where these benefits may not be realized.

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

At September 30, 2006, we had cash, cash equivalents and short-term investments of $47.5 million, a decrease of approximately $6.9 million from $54.4 million at December 31, 2005. This decrease was largely due to our cash outlay for the acquisition of performancesoft in the first quarter of fiscal year 2006. We also had $32.2 million in net working capital at September 30, 2006, representing a decrease of approximately $6.7 million from $38.9 million at December 31, 2005. The decrease in working capital was primarily due to our acquisition of performancesoft in the first quarter of fiscal year 2006 which resulted in a reduction to cash and cash equivalents.

Net cash provided by operating activities during the nine months ended September 30, 2006 was $9.4 million, resulting from a net income of $3.6 million, adjusted for non-cash charges, including $4.8 million in stock-based compensation, $2.7 million of depreciation and amortization, purchased in-process research and development of $900,000 related to our acquisition of performancesoft, and an increase in our deferred revenues of $2.4 million primarily due to increased sales. These increases were offset by a decrease of approximately $150,000 from accounts receivables due to higher days sales outstanding, which increased from 70 days at September 30, 2005 to 81 days at September 30, 2006 as well as decreases totaling approximately $5.0 million in accounts payable, accrued compensation and other associated liabilities.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance, which is typically billed annually in advance. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements and the timing of our cash inflows.

Cash used in investing activities was $7.5 million for the nine months ended September 30, 2006 compared to approximately $1.1 million provided in the same period in fiscal 2005. The primary driver for this decrease during the first nine months of fiscal year 2006 was the acquisition of performancesoft, which resulted in a net cash payment of approximately $15.3 million. Due to this acquisition, we liquidated our investments by a total of approximately $13.2 million to accommodate the funding of this transaction. In addition, during February 2006, a minority shareholder of Actuate Japan notified us that it wished to exercise its rights to put its equity interest in Actuate Japan and as a result we paid approximately $354,000 for this minority interest during the first quarter of 2006.

Cash provided by financing activities was approximately $470,000 for the nine months ended September 30, 2006 compared to $4.5 million used for the same period in fiscal year 2005. The increase in cash provided was primarily the result of the tax benefits realized from exercise of stock options and higher proceeds from the issuance of common stock during the first nine months of fiscal year 2006, offset by lower level of stock repurchases.

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

Contractual Obligations and Commercial Commitments.

The following table summarizes our contractual obligations as of September 30, 2006 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating lease (1)	$19,207	$5,654	$7,478	$5,931	$144
Purchase obligations (2)	2,816	2,816	—	—	—

Total	$22,023	$8,470	$7,478	$5,931	$144

(1)	Our future contractual obligations include minimum lease payments under operating leases at September 30, 2006, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $10.9 million is included in restructuring liabilities on the Company’s consolidated balance sheet as of September 30, 2006.
(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of September 30, 2006. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

In connection with the office building leases in South San Francisco, California, we initially provided the landlord with letters of credit in the amount of $3.9 million as a security deposit. We have provided a security interest in all of our assets as collateral for the letter of credit. These letters of credit have been reduced at pre-determined intervals. As of September 30, 2006 the amounts remaining under these letters of credit total approximately $700,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first nine months of fiscal years 2006 and 2005 we derived 23% and 23%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized losses due to foreign exchange rate fluctuations were approximately $120,000 for the first nine months of fiscal 2006 compared to realized gains of approximately $124,000 during the same period last year.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in Actuate’s internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Actuate’s internal control over financial reporting.

In January 2006, the Company acquired all of the outstanding shares of capital stock of performancesoft, Inc., a privately-held entity headquartered in Toronto, Canada. Subsequent to the acquisition, the Company has instituted changes to performancesoft internal control over financial reporting and we are currently aligning performancesoft’s internal controls over financial reporting with the Company’s controls over financial reporting.

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

The susceptibility of the Company’s operating results to significant fluctuations makes any prediction, including the Company’s estimates of future operating results, difficult. In addition, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and you should not rely on them as indications of the Company’s future performance. The Company’s operating results have in the past varied, and may in the future vary significantly due to factors such as the following:

•	Demand for its products;

•	The size and timing of significant orders for its products;

•	A slowdown or a decrease in spending on information technology by its current and/or prospective customers;

•	Competition from products that are directly competitive with its products;

•	Lost revenue from introduction or market acceptance of open source products that are directly competitive with its products;

•	The management, performance and expansion of its international operations;

•	Foreign currency exchange rate fluctuations;

•	Customers’ desire to consolidate their purchases of enterprise reporting and business intelligence software to one or a very small number of vendors from which a customer has already purchased software;

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Ability to effectively launch new or enhanced products, including the timely education of the Company’s sales, marketing and consulting personnel with respect to such new or enhanced products.;

•	Customers delaying purchasing decisions in anticipation of new products or product enhancements;

•	Budgeting cycles of its customers;

•	Failure to successfully manage its acquisitions;

•	Defects in its products and other product quality problems;

•	Failure to successfully meet hiring needs including for qualified professional services employees and unexpected personnel changes;

•	Changes in the market segments and types of customers at which it focuses its sales and marketing efforts;

•	Changes in perpetual licensing models to term- or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale; and

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis.

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

The Company’s expense levels and any plans for expansion, are based in significant part on its expectations of future revenues and are relatively fixed in the short-term. If revenues fall below its expectations and it is unable to reduce its spending in response quickly, the Company’s business, operating results, and financial condition are likely to be harmed.

The Company has implemented changes to its license pricing structure. If these changes are not accepted by the Company’s current customers or future customers, its business, operating results, and financial condition could be harmed.

Based upon all of the factors described above, the Company has a limited ability to forecast the amount and mix of future revenues and expenses and it is likely that at some time, the Company’s operating results will be below its estimates or the expectations of public market analysts and investors. In the event that operating results are below its estimates or other expectations, the price of the Company’s common stock is likely to decline.

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

Specifically, the acquisition of performancesoft involves numerous risks, including the following:

•	The Company’s ability to maintain or achieve performancesoft revenue growth or to anticipate a decline in performancesoft revenue from any of its products or services;

•	The Company’s ability to develop and introduce performancesoft products (including the product known as Track which was released in the Company’s third quarter) and enhancements that respond to its customer requirements and rapid technological change;

•	The Company’s ability to maintain or select and implement appropriate business models and strategies for performancesoft;

•	The risks inherent in international operations, such as currency exchange rate fluctuations and economic and political conditions in Canada;

•	The performancesoft transaction was completed without the benefit of audited financial statements from performancesoft;

•	performancesoft must transition its sales process to take into account revenue recognition requirements under US GAAP and slowness in doing so could impact the Company’s revenue and earnings and result in increased deferred revenue;

•	The performancesoft stock purchase agreement includes large escrow ($2.65 million, of which $1.0 million was paid out subsequent to September 30, 2006) and earnout or contingent consideration (up to $13.5 million) provisions that could be the subject of disputes between the Company and certain former performancesoft shareholders; and

•	The performancesoft stock purchase agreement includes a covenant whereby the Company has agreed to keep the performancesoft subsidiary separate through fiscal 2006.

Generally, acquisitions (including that of performancesoft) involve numerous risks, including the following:

•	The benefits of the acquisition not materializing as planned or not materializing within the time periods or to the extent anticipated;

•	The Company’s ability to manage acquired entities’ people and processes that are headquartered in separate geographical locations from the Company’s headquarters;

•	The possibility that the Company will pay more than the value it derives from the acquisition;

•	Difficulties in integration of the operations, technologies, and products of the acquired companies;

•	The assumption of certain known and unknown liabilities of the acquired companies;

•	Difficulties in retaining key relationships with customers, partners and suppliers of the acquired company;

•	The risk of diverting management’s attention from normal daily operations of the business;

•	The Company’s ability to issue new releases of the acquired company’s products on existing or other platforms;

•	Negative impact to the Company’s financial condition and results of operations and the potential write down of impaired goodwill and intangible assets resulting from combining the acquired company’s financial condition and results of operations with its financial statements;

•	Risks of entering markets in which the Company has no or limited direct prior experience; and

•	The potential loss of key employees of the acquired company.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 23%, 23% and 22% for the first nine months of fiscal years 2006, 2005 and 2004, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through our direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 33%, 38%, and 31% of total revenues from license fees for the first nine months of fiscal years 2006, 2005 and 2004, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be harmed.

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

The market for Enterprise Reporting and Performance Management Application software products is still emerging and the Company cannot be certain that such market will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for Enterprise Reporting and Performance Management Application software products fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its enterprise reporting and software and Performance Management application related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about Enterprise Reporting and Performance Management Applications and its products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be harmed.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting are ongoing. The Company identified one material weakness, which was disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005, as amended by Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2005. The Company cannot predict the outcome of its testing in future periods. If in future periods the Company concludes that its internal control over financial reporting is not effective, it may be required to change its internal control over financial reporting to remediate deficiencies, and investors may lose confidence in the reliability of its financial statements, causing the Company’s stock price to decline.

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

As a result of the complexities inherent in Enterprise Reporting Applications and Performance Management Applications, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company’s products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm the Company’s business, operating results and financial condition. If the Company fails to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, the Company’s business, operating results and financial condition would be harmed.

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

The Company has released performancesoft “Track” and portions of Actuate 9 and plans to release additional portions of Actuate 9 in the fourth quarter of 2006 and the first half of 2007. The Company hopes that our new product (Track) and the enhanced product (Actuate 9) will be introduced in a timely fashion and will be widely adopted and accepted by the Company’s existing and new customers and OEM partners. If they are not, the Company’s business, operating results and financial condition may be adversely affected.

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

THE COMPANY’S INTERNATIONAL OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS.

A substantial portion of the Company’s revenues is derived from international sales. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

•	Economic and political instability, including war and terrorism or the threat of war and terrorism;

•	Difficulty of managing an organization spread across many countries;

•	Multiple and conflicting tax laws and regulations;

•	Costs of localizing products for foreign countries;

•	Difficulty in hiring employees and difficulties and high costs associated with terminating employees and restructuring operations in foreign countries;

•	Trade laws and business practices favoring local competition;

•	Dependence on local vendors;

•	Compliance with multiple, conflicting and changing government laws and regulations;

•	Weaker intellectual property protection in foreign countries and potential loss of proprietary information due to piracy or misappropriation;

•	Longer sales cycles;

•	Import and export restrictions and tariffs;

•	Difficulties in staffing and managing foreign operations;

•	The significant presence of some of our competitors in certain international markets;

•	Greater difficulty or delay in accounts receivable collection; and

•	Foreign currency exchange rate fluctuations.

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

In addition, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against such companies. If the Company is involved in such litigation, it could result in substantial costs and a diversion of management’s attention and resources and could harm the Company’s business, operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended September 30, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
July 1, 2006 through July 31, 2006	—	—	—	—
Month #2
August 1, 2006 through August 31, 2006	393,186	$3.78	393,186	—
Month #3
September 1, 2006 through September 30, 2006	—	—	—	—

Total	393,186	$3.78	393,186	—

(1)	On September 19, 2001, the Company’s Board of Directors authorized a stock repurchase program of up to $6.0 million of our common stock. On October 24, 2002 and April 28, 2004 Actuate’s Board of Directors extended the stock repurchase program by authorizing management to repurchase up to an additional $3.0 million and $1.5 million worth of Company’s common stock, respectively. On July 28, 2004, the Company’s Board of Directors authorized management to repurchase, on an on-going basis, up to $1.5 million Actuate common stock each calendar quarter. During the fourth quarter of 2004, the Board of Directors suspended the repurchase program.

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

Actuate Corporation (Registrant)

Dated: November 9, 2006	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Chief Financial Officer, Senior Vice President of Finance (Principal Financial and Accounting Officer)