Form 10-K
period 2006-12-31
ACTUATE CORP
filed 2007-03-20
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $0.001 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes  ☐                No  ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $181,266,179 based on the closing sale price as reported on The Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2007

Common Stock, $0.001 par value	60,503,546

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2006.

Annual Report on Form 10-K

for the fiscal year ended December 31, 2006

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

Overview

Actuate Corporation (“We”, “Actuate” or the “Company”) was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate provides software and services for Business Intelligence, Performance Management and Reporting applications. Actuate’s portfolio of products enable organizations to develop applications that optimize corporate performance. Applications built on Actuate’s open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens with information that they can easily access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Our goal is to ensure that all users can adopt decision-making information into their day-to-day activities, opening up completely new avenues for improving corporate performance. Actuate’s telephone number is 650-837-2000. Actuate maintains a Web site at www.actuate.com. The information posted on the Web site is not incorporated into this Annual Report.

In January 2006, Actuate acquired performancesoft, Inc., (“performancesoft”) a privately held Canadian company that offers Performance Management Solutions software and services. Actuate Performance Views has been specifically designed to address real-life Performance Management situations. With a simple-to-use web interface, users across the enterprise have access to relevant Performance Management information to help them in their decision making. The combination of performancesoft’s leading Performance Management applications and Actuate’s Enterprise Reporting application platform provides capabilities for distributing accountability throughout the enterprise. Our customers are now able to quickly build and deploy rich, intuitive and easy to use Performance Management applications that offer managers at all levels the ability to drill-through from executive level information to real-time operational details, resulting in heightened management effectiveness and breakthrough corporate performance throughout the enterprise.

Industry Background

The emergence and acceptance of, as well as the dependence on, the Internet have fundamentally changed the way that consumers and businesses communicate, obtain information, purchase goods and transact business. Through the frequent and widespread usage of the Internet, users have developed a new set of expectations for accessing relevant and timely information.

While these new user expectations have been developing, organizations have been striving to improve corporate performance. A common strategy for improving performance has been to better leverage the information captured by applications that have been implemented to manage business process such as sales, marketing, service, finance, manufacturing, distribution and human resources. Organizations have been seeking to use the captured data to make informed decisions regarding both day-to-day operations and high-level strategies. These efforts have been largely unsuccessful due to the disruptive nature of traditional Business Intelligence tools used to access and analyze this data. Because these tools demand that users invest time and effort in learning new interfaces and acquiring new skills, user adoption has been low, and as a consequence, use of decision-making information throughout the organization has been limited.

In order to achieve 100% user adoption of decision-making information, and reap the resulting benefits in corporate performance, organizations are turning to developing and deploying Business Intelligence, Performance Management and Reporting applications. These applications eliminate the traditional obstacles to user adoption by providing decision-making information through intuitive, Web portal-like interfaces within a context of business processes that satisfy new user expectations for information accessibility and relevance.

The Actuate Solution

Actuate offers a portfolio of products to meet Enterprise Reporting, Performance Management and Embedded Java Reporting needs. The Actuate product line assures that 100% of users inside and outside the firewall can gain value from all enterprise information assets. A variety of intuitive, personalized and easy to use Business Intelligence, Performance Management and Reporting applications present data integrated from all relevant sources. Flexible deployment options can support all projects, no matter how small or large.

Enterprise Reporting:    Actuate provides a complete suite of Enterprise Reporting products that provide interactive web reports, brochure-quality reporting, business analytics, and spreadsheet reporting. These capabilities are delivered within an easy-to-use integrated application experience to maximize user adoption.

Our Actuate Enterprise Reporting product line provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical Enterprise Reporting applications. Such applications retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy Enterprise Reporting applications across a range of business functions including financial management, sales management, account management, and customer self-service. Actuate is a comprehensive platform that can be seamlessly integrated into any enterprise IT infrastructure and consists of a highly scalable and reliable server and a robust development environment for building Enterprise Reporting applications of any scale. Actuate’s powerful development architecture allows developers to create content from virtually any data source and present it in virtually any format required by users.

Performance Management:    In January 2006, Actuate acquired performancesoft, Inc., of Toronto, Ontario, Canada, a privately held provider of Performance Management solutions software and services (“performancesoft”). The Actuate Performancesoft Suite of products engages the entire organization in improving performance from Metrics Management which provides management visibility into key measures of performance, to Activity Management which helps management the execution of day-to-day activities that drive performance.

Actuate Performancesoft Views has been designed specifically to address real-life Performance Management situations. With a simple-to-use web interface, users across the enterprise can access relevant Performance Management information to help them make the right decisions. Actuate Performancesoft Track provides executive level insight into the activities that drive organizational performance and delivers true Activity Management by providing color-coded, performance-based status into all initiatives, linked to overall strategy and communicated organization-wide.

The combination of Actuate’s Performance Management applications and its Enterprise Reporting application platform provides capabilities for distributing accountability throughout the enterprise. Our customers are now able to quickly build and deploy rich, intuitive and easy to use Performance Management applications. These applications offer managers at all levels the ability to drill-through from executive level information to real-time operational details, resulting in heightened management effectiveness and breakthrough corporate performance throughout the enterprise.

Java Reporting:    Actuate’s Java Reporting products provide API-driven embeddable Java components to automate web and spreadsheet reporting in applications. The Actuate toolsets provide a visual report designer and a Java deployment engine that can be embedded and deployed from Java based application servers such as Apache Tomcat, IBM WebSphere, BEA WebLogic, JBoss, and others as well as within Java-based desktop applications.

Actuate BIRT:    Actuate BIRT is based on the Eclipse Open Source Business Intelligence Reporting and Tools (“BIRT”) project. It provides indemnification, supports the Actuate 9 Collaborative Reporting Architecture and can leverage all the Actuate deployment options—embedded in application, workgroup and enterprise. Actuate e.Spreadsheet products are Excel-based and deliver Excel-like reporting, formatting and calculation functionality within Java applications. Actuate e.Spreadsheet products can also leverage all the Actuate deployment options—embedded in application, workgroup and enterprise.

Strategy

Our goal is to be the leading provider of Buisness Intelligence, Performance Management and Reporting applications. Key elements of our strategy include:

Expand Market Leadership Position through Strategic Relationships.    We believe that we have established a leading position in the market for Business Intelligence, Performance Management and Reporting applications. To accelerate the adoption of the Actuate portfolio of products, we have established strategic relationships with leading software application vendors, systems integrators, consulting firms, specialized Performance Management consultants and development partners. We intend to further develop our existing strategic relationships and enter into new partnerships to expand our market presence and leadership.

Extend Technology Leadership.    Since inception, we have focused our research and development efforts on developing core technologies that address the requirements of developing and deploying Business Intelligence, Performance Management and Reporting applications. Our products integrate a number of advanced technologies, including a patented method of providing page level security in a report, LDAP integration, advanced viewing technology incorporating Java, PDF, DHTML, Unicode, XML, and Web services, a patented method of storing report objects, a multi-tier architecture, Web access and delivery technology, EII data access technology, patent-pending spreadsheet technology and intuitive Performance Management interfaces such as Briefing Books. In addition, we have in the past rapidly incorporated new technology into our product offerings. We believe that we provide a leading platform technology and we intend to extend this leadership position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies when and if appropriate.

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

Focus on Key Application Areas.    Our technology is uniquely suited to meet customer requirements for Business Intelligence, Performance Management and Reporting applications for specific business functions such as financial management, customer self-service, sales management, account management workforce management and operational Performance Management. We intend to continue to focus on these areas within our sales and marketing functions as well as provide more complete customer solutions through targeted partnering and technology development.

Leverage Professional Services Capabilities.    We have established successful relationships with our customers by serving as an advisor in developing and deploying Business Intelligence, Performance Management and Reporting applications. We are extending our direct Professional Services capabilities to provide an expanded set of services to address areas such as application development strategy, project management, security integration and application design. In addition, we offer similar high-quality Professional Services capabilities through third-party alliances and are currently focused on the development of relationships with global and national systems integrators. By offering our clients a full range of Professional Services on a global basis, we believe that we can broaden market awareness about the advantages of our platform and create opportunities to sell new or additional products to clients.

International Presence.    Outside North America, we have established subsidiaries in a number of countries and have reseller relationships throughout Europe, Middle East and Asia/Pacific region. We have localized versions of our products in French, German, Spanish, and Japanese and we also support Chinese, Korean, and right-to-left reporting. We intend to grow our international operations by increasing our international sales force, expanding our indirect distribution channels worldwide and by continuing the localization of our products in selected markets. For 2007, the Company has plans to increase its resources for direct sales in certain geographies while opportunistically transitioning from direct to indirect sales by resellers and distributors in other geographies. International sales accounted for 25%, 24%, and 21% of our total revenues in 2006, 2005 and 2004, respectively.

Leverage Open Source.    We plan to build a community of developers adopting the open source Eclipse BIRT project. We offer a number of complementary commercial products that build on the open source BIRT project offering and we intend to offer additional complementary commercial products in the future.

Products and Technology

Actuate 9 is a unified software platform for developing and deploying Business Intelligence and Reporting applications. These applications can provide decision-making information with the simplicity, consistency, and relevance necessary for adoption by 100% of users, both inside and outside the firewall.

The Actuate Performancesoft Suite helps high-performing organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution.

Together, Actuate’s portfolio of products allows its customers to meet 100% of their Enterprise Reporting, Performance Management and Java Reporting needs. The Actuate product line assures that 100% of users, customers, partners and employees can get the information they need to drive prompt, effective action. Whether our customers wish to make better decisions, implement stronger customer relationships or manage to performance goals, Actuate provides a variety of intuitive, personalized and easy-to-use formats that present data integrated from all relevant sources. Our flexible deployment options and world class scalability support various types of projects, no matter how small or large.

Actuate 9 added four new products based on our Collaborative Reporting Architecture. Actuate BIRT, as an option to Actuate iServer, offers the ability to deliver interactive web reports based on the open source BIRT technology. Actuate BusinessReports is an ad-hoc web report development product. Interactive Viewing is a report viewing capability that allows end users to personalize, save and share their own perspectives of reports delivered from both Actuate BIRT and BusinessReports. Finally, iPortal is a standards-based portal environment for accessing report content, launching BusinessReports and viewing Actuate BIRT reports.

For an end user using iPortal, viewing BIRT reports in the Interactive Viewer deployment or assembling BusinessReports requires no training. For IT departments, these new products in Actuate 9 offer new deployment flexibility and take advantage of popular skills and technologies already in place, specifically Java and Eclipse-based products. With Actuate 9, IT departments can leverage a common technology to embed reporting in Java applications or to deploy reporting applications for workgroups or across the extended enterprise.

In the case of direct sales to end user customers, our products have been typically priced on a per CPU basis, a per named user basis or a mix of CPU and named user based pricing. Our development products are typically priced on a per named user basis. Indirect sales are usually either fixed price, unlimited usage arrangements, or arrangements where royalties are paid based on sell through to end-users.

The following table sets forth the primary products that comprise Actuate’s Suite of products other than our Actuate Performancesoft Suite:

Actuate Products	Product Description
Actuate iServer	Scalable information server for generating, managing, and securely delivering reporting and analytic content that is adopted by 100% of an organization’s users.

Actuate iPortal	Standards-based portal environment for hosting and accessing report content from Actuate BIRT, Actuate BusinessReports and Actuate e.Spreadsheet products. iPortal can be deployed alone on a single server for small workgroups or in conjunction with the Actuate iServer when enterprise caliber capabilities are required. JSR-168 portlets are also available to deploy content in standards-based portal environments.

Actuate BIRT Report Option	Enables professional application developers and report developers to build dynamic, interactive enterprise reports ready for deployment to end users and create composite report design templates for Actuate BusinessReports.

Actuate BIRT Report Interactive Viewer Option	AJAX-powered interactivity that enables every type of user to think beyond the current structure of the report and personalize it into his or her own perspective. Users have the flexibility to modify report views, reducing the number of reports that need to be created.

Actuate BusinessReport Option	Enables business analysts and power users to craft ad-hoc web reports by using re-useable BIRT-based foundation reports including data from Information Objects. The iterative design and development approach empowers close collaboration between developers and end users, who can quickly create and rapidly evolve reports to meet the changing needs of information consumers.

Actuate Query Option	Web-based query tool for end-users of all levels of computing sophistication.

Actuate Analytics Option	Server option that provides Web-based Online Analytical Processing (OLAP) capabilities to power users, business analysts, and management.

Actuate Data Integration Option	Server option licenses Information Objects deployed on the server to combine data from two or more disparate data sources.

Actuate e.Report Option	Server option for generating enterprise reports for employees, customers, and business partners in browser-based Web formats.

Actuate e.Spreadsheet Option	Server option for generating, managing, and distributing critical business information over the Internet in easy-to-use and intuitive desktop spreadsheets.

Actuate Products	Product Description
Actuate SmartSheet Security Option	SmartSheets cache both data and design in the iServer. When requested, SmartSheets constructs a personalized workbook for each user by dynamically assembling the workbook as requested, which allows smartsheets to combine both cached and real-time data, at that moment.

Actuate e.Analysis Option	Server option that delivers to users browser-based, interactive analysis of report data without requiring any configuration or warehousing of application data.

Actuate Page Level Security Option	This server option allows users to view reports using page-level security.

Actuate Analytics Cube Designer	Enables IT to control access to the data and define the structure of each cube delivered by the Actuate iServer. Additionally, enables IT to blend Analytics seamlessly into existing Enterprise Reporting applications and provide a branded, personalized end-user experience that requires almost no training.

Actuate e.Report Designer Professional	Provides a comprehensive, object-oriented environment for professional developers to create tightly integrated, highly flexible enterprise reports for any Web-enabled application.

Actuate e.Report Designer	Wizard-driven development tool that enables Web developers to rapidly publish database information to the Web in the form of embedded, actionable reports.

Actuate e.Spreadsheet Designer	Development environment for creating flexible and customizable Excel-based spreadsheet reports.

Actuate Information Object Designer	Development environment that enables professional developers to create controlled views of enterprise data for end-user querying. Additionally, enables the creation of Information Objects that pull and integrate real-time data from any number of heterogeneous data sources.

Actuate BIRT Report Designer	A plug-in for the Open Source Eclipse IDE that offers an HTML page-oriented design metaphor (similar HTML editors) to build reports that are intuitive to create and integrate easily into web applications.

Actuate BIRT Report Designer Professional	A Rich Client Platform (RCP) version of Actuate BIRT Report Designer that offers a simplified interface without a need for the additional perspectives available in the standard Eclipse platform.

Actuate BusinessReport Studio	A web-based ad-hoc report authoring tool for workgroup deployments. BusinessReport Studio is ideal for mid-sized Business Intelligence projects who seek the benefits of collaborative reporting in a single server environment.

Actuate BusinessReport Studio Professional	An enterprise ad-hoc web reporting environment. BusinessReport Studio Professional harnesses the power of the Actuate iServer for access to Information Object metadata, report storage and scheduling, and scalability. BusinessReport Studio Professional is an integral member of the collaborative reporting architecture, allowing power users to participate in report definition and evolution alongside IT, using the Actuate BIRT Designers, and end-users with Interactive Viewing.

Actuate e.Spreadsheet Engine	Provides an API-driven component that Java developers use to embed Excel reporting functionality into projects deployed from J2EE application and Web servers.

Actuate Products	Product Description
Actuate BIRT Report Engine	100% pure Java tool for extracting, formatting, and delivering data from a variety of data sources including Java objects inside applications, databases, Enterprise JavaBeans, and text files.

Formula One Active X component	Provides an API-driven, Excel-compatible spreadsheet component for building Windows applications in visual development environments such as Visual Basic and Visual C++.

The Actuate Performancesoft Suite helps high-performing organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution.

The following table sets forth the products that comprise the Actuate Performancesoft Suite.

Actuate Products	Product Description

Actuate Performancesoft Views	A Performance Management application made up of three modules: Briefing Books, Performance Views and Performance Strategy Maps.

Actuate Performancesoft Track	A Performance Management application that provides executive level insight into the activities that drive organizational performance.

Eclipse Business Intelligence and Reporting Tools Project

In August 2004, Actuate joined the Eclipse Foundation, a community committed to the implementation of a universal platform for tools integration, as strategic developer and board member. Actuate proposed a BIRT project to the Eclipse open-source community for review at the same time. The Eclipse Foundation approved the project in September 2004. Actuate is stewarding development of BIRT, which culminated in the industry’s first open Business Intelligence and Reporting platform in June 2005. The second version of BIRT was released in June 2006. We hope Eclipse will release the third version of the BIRT in the second quarter of 2007.

Customers

Our customers operate in a wide variety of industries, including financial services, government, health care, manufacturing, pharmaceuticals, telecommunications, high technology, utilities, automotive, education, entertainment, travel, retail and others. For additional financial information regarding our business segments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Consolidated Financial Statements and Notes thereto that are included elsewhere in this form 10-K.

Sales

We sell our software and services worldwide through two primary channels: (i) directly to corporate and government customers through our direct sales force and (ii) through indirect channel partners such as Original Equipment Manufacturers (“OEMs”), systems integrators, and resellers.

Direct Sales Organization.    Our direct sales force focuses most of its sales efforts on Global 9000 companies and public sector organizations. The direct sales process involves the generation of sales leads through Web-based marketing, direct mail, seminars and telemarketing. As part of the direct sales effort, our field sales force typically conducts demonstrations and presentations of our products to developers and managers at customer sites. Our telesales force conducts demonstrations via the Web and sells our products to new and existing customers over the phone. We maintain sales offices in a number of locations throughout North America, Europe and Asia/Pacific.

OEM Sales Organization.    A separate sales force addresses the OEM market. Our OEMs integrate our products for distribution with their applications either directly or in hosted environments. The OEM’s end-user customer is licensed to use our products solely in conjunction with the OEM’s application.

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

Marketing

Our marketing organization is focused on generating leads, building market awareness and promoting acceptance of our Company and our products, as well as on developing strategic marketing, technology and other relationships. We have a comprehensive marketing strategy with several key components: image, awareness and credibility building, direct marketing to both prospective and existing customers, a strong Web presence, comprehensive sales support materials as well as broad-scale marketing programs in conjunction with key partners. Our corporate marketing strategy includes print advertising, public relations activities, trade shows and user group meetings. We also engage in programs to work closely with industry analysts and other influential third parties. Our direct marketing activities include extensive Web-based marketing campaigns, participation in selected trade shows and conferences and targeted ongoing direct mail and email efforts to existing and prospective customers. We also offer seminars, both in-person and over the Web, to educate prospective customers about our Business Intelligence, Performance Management and Reporting applications. Finally, we have invested in building a partner and channel marketing function to conduct cooperative marketing programs with our partners.

Professional Services

Our Professional Services organization provides high value consulting services to customers developing and deploying Business Intelligence, Performance Management and Reporting applications with our products. These services include application development strategy, project management, security integration and application design. We also actively recruit and train third party consulting firms to provide consulting services for our products. Due to the critical nature of Business Intelligence, Performance Management and Reporting applications, we believe that our Professional Services group and relationships with our consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy Actuate-based applications. In addition, we offer, directly and through our network of certified training partners, classes and training programs for our products.

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

Research and Development

Our research and development organization is divided into groups, typically consisting of product managers, development engineers, quality assurance engineers, technical writers and developer communications personnel. Our development process begins with requirement specification, followed by functional and technical design, and concludes with implementation. Requirements are based on the needs of customers and prospects, as well as competitive, technological and industry factors.

Our development group uses detailed processes and frequent milestones during the functional and technical design phases. During implementation, the product is built and tested daily and our quality assurance group verifies that functionality, quality and performance criteria are met. We have development centers located in South San Francisco, California, Overland Park, Kansas, Shanghai, China and Toronto, Canada.

Research and development expenses were $21.1 million, $16.5 million and $19.8 million in fiscal years 2006, 2005 and 2004, respectively. We intend to continue to make investments in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend on our ability to create products that directly address our customers’ needs, are of high quality, and leverage the latest technological innovations. These products must also support current and future releases of popular operating systems platforms, development languages, databases, Internet standards, and enterprise software applications. We intend to maintain and improve our current product line and to timely develop or acquire new products. Our ability to achieve future revenue growth will depend in large part on the market acceptance of our current and future products.

Competition

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and new product releases by our competitors that are marketed to compete directly with our products. Our competition comes in four principal forms:

•

Competition from current or future Business Intelligence software vendors such as Business Objects, Cognos, Information Builders and MicroStrategy, which offer Reporting and Performance Management products;

•

Competition from other large software vendors such as Microsoft, Oracle and SAP, to the extent that these vendors now or in the future, include reporting functionality with their applications or databases;

•	Competition from other software vendors and software development tool vendors; and

•

Competition from the IT departments of current or potential customers that may develop scalable Business Intelligence, Performance Management and Reporting applications internally, which may be cheaper and more customized than our products.

Most of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing Business Intelligence, Enterprise Reporting and Performance Management software products or significantly increase the functionality of their existing reporting software products. We expect additional competition as other established and emerging companies enter the Business Intelligence, Performance Management and Reporting applications market and new products and technologies are introduced.

Intellectual Property Rights

We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to shrink/click-wrap or signed license agreements that impose certain restrictions on licensees’ ability to utilize the software. In addition, we take precautions to avoid disclosure of our intellectual property. These precautions include requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We seek to protect our software, documentation, and other written materials under trade secret patent, copyright and trademark laws, which afford only limited protection. We also have a small number of issued and pending U.S. patents expiring at varying times ranging from 2015 to 2020. The expiration of any such patents would not have a material effect on our business.

Employees

As of December 31, 2006, we had 582 full-time employees, including 180 in sales and marketing, 148 in research and development, 145 in services and support, and 109 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage. We believe our employee relations are good. We also believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel and, in particular, executive officers.

Actuate Executive Officers

Actuate’s executive officers as of February 10, 2007 are as follows:

Name	Offices
Nicolas C. Nierenberg	Chairman of the Board and Chief Architect
Peter I. Cittadini	Director, President and Chief Executive Officer
Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer
Mark A. Coggins	Senior Vice President, Engineering
Thomas P. Ryan	Senior Vice President, Customer Service and Chief Information Officer
Ilene M. Vogt	Senior Vice President, Global Field Operations
N. Nobby Akiha	Senior Vice President, Marketing
Stephen R. Fluin	Senior Vice President, Worldwide Operations, Performance Management
Thomas E. McKeever	General Counsel and Vice President, Corporate Development

Nicolas C. Nierenberg, 50, has been Chairman of the Board of Directors since he co-founded Actuate in November 1993 and became our Chief Architect in August 2000. Mr. Nierenberg was Chief Executive Officer of Actuate from November 1993 until August 2000 and President from November 1993 until October 1998. Prior to founding Actuate, from April 1993 to November 1993, Mr. Nierenberg worked as a consultant for Accel Partners, a venture capital firm, evaluating investment opportunities in the enterprise software market. Mr. Nierenberg co-founded Unify Corporation, which develops and markets relational database development tools. Mr. Nierenberg held a number of positions at Unify including, Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Engineering and Chief Technical Officer. Mr. Nierenberg is currently a director for privately held companies AwarePoint, Inc., and Photoleap, Inc. and is a member of the board of trustees for The Burnham Institute, a non-profit organization.

Peter I. Cittadini, 51, has been Chief Executive Officer of Actuate since August 2000 and has been the President of Actuate since October 1998. Mr. Cittadini was also Actuate’s Chief Operating Officer from October 1998 until August 2000 and served as Actuate’s Executive Vice President from January 1995 to October 1998. From 1992 to 1995, Mr. Cittadini held a number of positions at Interleaf, Inc., an enterprise software publishing company, including Senior Vice President of Worldwide Operations responsible for worldwide sales, marketing, customer support and services. From 1985 to 1991, Mr. Cittadini held a number of positions at Oracle Corporation, including Vice President, Northeast Division.

Daniel A. Gaudreau, 59, has been Senior Vice President, Operations and Chief Financial Officer since January 1999 and served as Vice President, Finance and Administration and Chief Financial Officer from February 1997 to January 1999. From January 1994 to February 1997, Mr. Gaudreau served as Vice President, Finance and Chief Financial Officer of Plantronics, Inc., a publicly traded telephone headset manufacturing company, where he was responsible for all financial and administrative operations. From January 1990 to January 1994, Mr. Gaudreau was Vice President, Finance and Chief Financial Officer at Ready Systems, an operating systems software company. Prior to that, Mr. Gaudreau spent two years at Apple Computer as the Controller of Fremont Manufacturing Operations, prior to which he spent 18 years at General Electric where he held various financial management positions.

Mark A. Coggins, 49, has been Senior Vice President, Engineering since October 2003. From May 2001 to April 2003, Mr. Coggins was Vice President, Engineering at Verisign, a publicly traded security software company. From January 1999 to April 2001, Mr. Coggins was Vice President, Products at ShortCycles, a CRM software company. Prior to that, Mr. Coggins held positions in engineering and marketing management at Netscape Communications, Interactive Development Environments and Hewlett Packard.

Thomas P. Ryan, 46, has been Senior Vice President, Customer Service and Chief Information Officer since January 2002 and served as Vice President and Director, Customer Service from August 1997 to December 2001. From June 1996 to July 1997, Mr. Ryan was a senior manager in the advanced support group at Informix. Prior to that, Mr. Ryan held various management positions at Illustra, Oracle Corporation and Amdahl.

Ilene M. Vogt, 48, has been Senior Vice President, Worldwide Operations since July 2002 and served as Senior Vice President and Vice President, North American Operations and Director, Western Region Sales from March 1995 to June 2002. From July 1991 to February 1995, Ms. Vogt was a Sales Manager for Interleaf, Inc.

N. Nobby Akiha, 49, has been Vice President, Marketing since August 2000. From August 1994 to July 2000, Mr. Akiha was Vice President, Marketing and Business Development at Inference Corporation. From October 1993 to July 1994, Mr. Akiha was a Senior Consultant at Regis McKenna, Inc. Prior to that, Mr. Akiha was Director of Marketing Communications at Interactive Development Environments and a Group Product Manager at Oracle Corporation.

Stephen R. Fluin, 52, has been Vice President, Worldwide Operations, Performance Management since January 2007. Mr. Fluin has held a number of senior positions in the software industry over the past 20 years. Since 2002, Mr. Fluin has led the international division of performancesoft, Inc.

Thomas E. McKeever, 39, has been General Counsel and Vice President, Corporate Development since May 2006. Mr. McKeever was formerly Senior Counsel at Sun Microsystems, Inc. and an associate in the law firms Wilson Sonsini Goodrich & Rosati, Heller Ehrman White & McAuliffe, Bay Venture Counsel and Sedgwick Detert Moran & Arnold. Mr. McKeever also served as a law clerk to the Honorable Lawrence T. Lydick of the United States District Court for the Central District of California (Orange County).

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

THE COMPANY’S OPERATING RESULTS MAY BE VOLATILE AND DIFFICULT TO PREDICT. IF IT FAILS TO MEET ITS ESTIMATES OF FUTURE OPERATING RESULTS OR IT FAILS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF ITS STOCK MAY DECREASE SIGNIFICANTLY.

The susceptibility of the Company’s operating results to significant fluctuations makes any prediction, including the Company’s estimates of future operating results, difficult. In addition, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and investors should not rely on them as indications of the Company’s future performance. The Company’s operating results have in the past varied, and may in the future vary significantly due to factors such as the following:

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

•

Customers’ desire to consolidate their purchases of Enterprise Reporting, Performance Management and Business Intelligence software to one or a very small number of vendors from which a customer has already purchased software;

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

Because the Company’s software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Furthermore, several factors may require the Company, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

•	Whether the license agreement includes both software products that are then currently available and software products or other enhancements that are still under development;

•	Whether the license agreement relates entirely or partly to software products that are currently not available;

•	Whether the license agreement requires the performance of services that may preclude revenue recognition until successful completion of such services;

•	Whether the license agreement includes acceptance criteria that may preclude revenue recognition prior to customer acceptance; and

•	Whether the license agreement includes undelivered elements (including limited terms or durations) that may preclude revenue recognition prior to customer acceptance.

•	Whether the license agreement includes extended payment terms that may delay revenue recognition until the payment becomes due.

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

The Company’s expense levels and any plans for expansion are based in significant part on its expectations of future revenues and are relatively fixed in the short-term. If revenues fall below its expectations and it is unable to reduce its spending in response quickly, the Company’s business, operating results, and financial condition are likely to be harmed.

The Company often implements changes to its license pricing structure for all of its products including increased prices and modified licensing parameters. If these changes are not accepted by the Company’s current customers or future customers, its business, operating results, and financial condition could be harmed.

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

THE COMPANY HAS MADE, AND MAY IN THE FUTURE MAKE, ACQUISITIONS, WHICH INVOLVE NUMEROUS RISKS.

The Company’s business is highly competitive, and as such, its growth is dependent upon market growth and its ability to enhance its existing products, introduce new products on a timely basis and expand its distribution channels and professional services organization. One of the ways the Company has addressed and will continue to address these issues is through acquisitions of other companies. On January 5, 2006, the Company purchased all of the outstanding capital stock of performancesoft.

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

•	The potential loss of key employees now that the earnout period ended on December 31, 2006.

Generally, acquisitions (including that of performancesoft) involve numerous risks, including the following:

•	The benefits of the acquisition not materializing as planned or not materializing within the time periods or to the extent anticipated;

•	The Company’s ability to manage acquired entities’ people and processes that are headquartered in separate geographical locations from the Company’s headquarters;

•	The possibility that the Company will pay more than the value it derives from the acquisition;

•	Difficulties in integration of the operations, technologies, and products of the acquired companies;

•	The assumption of certain known and unknown liabilities of the acquired companies;

•	Difficulties in retaining key relationships with customers, partners and suppliers of the acquired company;

•	The risk of diverting management’s attention from normal daily operations of the business;

•	The Company’s ability to issue new releases of the acquired company’s products on existing or other platforms;

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

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that the Company’s current or future products infringe their intellectual property rights. The Company has been subject to infringement claims in the past and it expects that companies in the Business Intelligence, Enterprise Reporting or Performance Management software market will increasingly be subject to infringement claims as the number of products and/or competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation and expenses, divert management’s attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of product infringement against the Company and its failure or inability to license the infringed or similar technology could materially harm the Company’s business, operating results and financial condition.

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 25%, 24% and 21% for the fiscal years 2006, 2005 and 2004, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to move from a focus on direct sales to a focus on indirect sales in certain of its international markets in 2007. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 37%, 37%, and 32% of total revenues from license fees for the fiscal years 2006, 2005 and 2004, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

Although the Company is currently investing, and plans to continue to invest, significant resources to expand and develop relationships with OEMs, it has at times experienced and continues to experience difficulty in establishing and maintaining these relationships. If the Company is unable to successfully expand this distribution channel and secure license agreements with additional OEMs on commercially reasonable terms, including significant up-front payments of minimum license fees, and extend existing license agreements with existing OEMs on commercially reasonable terms, the Company’s operating results would be adversely affected. Any inability by the Company to maintain existing or establish new relationships with indirect channel partners, including systems integrators and resellers, or, if such efforts are successful, a failure of the Company’s revenues to increase correspondingly with expenses incurred in pursuing such relationships, would materially harm the Company’s business, operating results and financial condition.

THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST ITS CURRENT AND FUTURE COMPETITORS.

The Company’s market is intensely competitive and characterized by rapidly changing technology, evolving standards and product releases by the Company’s competitors that are marketed to compete directly with the Company’s products. The Company’s competition comes in four principal forms:

•

Competition from current or future Business Intelligence software vendors such as Business Objects, Cognos, Information Builders, and MicroStrategy, each of which offers Reporting products. Business Objects and Cognos also offer Performance Management products;

•	Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they include reporting functionality with their applications or databases;

•	Competition from other software vendors and software development tool vendors including providers of open-source software products; and

•

Competition from the IT departments of current or potential customers that may develop scalable Business Intelligence, Performance Management and Reporting applications internally, which applications may be cheaper and more customized than the Company’s products.

•	Competition from BIRT. The Company expects that BIRT, which is free, may in the short term cannibalize some smaller sales of its Enterprise Reporting products.

Most of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources than it does. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing Business Intelligence, Performance Management and Reporting software products or significantly increase the functionality of their existing software products, either of which could result in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter the Business Intelligence, Performance Management and Reporting application market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm the Company’s business, operating results and financial condition.

Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of the Company’s prospective customers. Also, the Company’s current or future channel partners may have established in the past, or may in the future, establish cooperative relationships with the Company’s current or potential competitors, thereby limiting the Company’s ability to sell its products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could reduce the Company’s revenues from license fees and services from new or existing customers on terms favorable to us. If the Company is unable to compete successfully against current and future competitors, the Company’s business, operating results and financial condition would be materially harmed.

IF THE MARKET FOR ENTERPRISE REPORTING AND PERFORMANCE MANAGEMENT APPLICATION SOFTWARE DOES NOT GROW AS THE COMPANY EXPECTS, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The market for Enterprise Reporting and Performance Management application software products is still emerging and the Company cannot be certain that such market will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for Enterprise Reporting and Performance Management application software products fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its Enterprise Reporting and software and Performance Management application related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about Enterprise Reporting and Performance Management applications and its products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be materially harmed.

BECAUSE THE SALES CYCLES OF THE COMPANY’S PRODUCTS ARE LENGTHY AND VARIABLE, ITS QUARTERLY RESULTS MAY FLUCTUATE.

The purchase of the Company’s products by its end-user customers for deployment within the customer’s organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond the Company’s control. These delays can arise from a customer’s internal procedures to approve large capital expenditures, budgetary constraints, the testing and acceptance of new technologies that affect key operations and general economic and political events. The sales cycle for initial orders and larger follow-on orders for the Company’s products can be lengthy and variable. Additionally, sales cycles for sales of the Company’s products to OEMs tend to be longer, ranging from 6 to 24 months or more, and may involve convincing the OEMs’ entire organization that the Company’s products are the appropriate software for their applications. This time period does not include the sales and implementation cycles of such OEMs’ own products, which can be longer than the Company’s sales and implementation cycles. Certain of the Company’s customers have in the past, or may in the future, experience difficulty completing the initial implementation of Actuate’s products. Any difficulties or delays in the initial implementation by the Company’s end-user customers or indirect channel partners could cause such customers to reject the Company’s software or lead to the delay or non-receipt of future orders for the large-scale deployment of its products, in which case the Company’s business, operating results and financial condition would be materially harmed.

ADVANCES IN HARDWARE TECHNOLOGY MAY CAUSE OUR SOFTWARE REVENUE TO DECLINE.

In the past, the Company has licensed software for a certain number of “processors” or “CPUs” to many of its customers. Advances in hardware technology, including, but not limited to, greater CPU clock speeds, multiple-core processors and virtualization, have afforded software performance gains to some customers, causing them to defer additional software purchases from the Company. The occurrence of any of these events, and other future advances, could seriously harm the Company’s business, operating results and financial condition. Furthermore, in many cases, use of the software on such advanced hardware without payment of a transfer fee is prohibited by the terms of applicable license agreements or Company policies. The Company intends to require compliance with such terms and as a result of its enforcement efforts, customers may defer or cease purchasing additional software or maintenance and support. The occurrence of any of these events could materially harm the Company’s business, operating results and financial condition.

IF THE COMPANY IS UNABLE TO FAVORABLY ASSESS THE EFFECTIVENESS OF ITS INTERNAL CONTROL OVER FINANCIAL REPORTING, IN FUTURE PERIODS, OR IF THE COMPANY’S INDEPENDENT AUDITORS ARE UNABLE TO PROVIDE AN UNQUALIFIED ATTESTATION REPORT ON SUCH ASSESSMENT, THE COMPANY’S STOCK PRICE COULD BE ADVERSELY AFFECTED.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting are ongoing. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, and this assessment identified a material weakness in our internal control over financial reporting related to our income tax provision. Specifically, we did not maintain effective controls over the review of the income tax provision calculation by someone other than the preparer. The failure of this control resulted in a material error in the income tax provision. This material error was corrected prior to issuance of the Company’s 2006 consolidated financial statements. The Company plans to remediate the aforementioned material weakness by ensuring a detailed review of the supporting tax schedules by someone other than the preparer. This material weakness is disclosed in Item 9A of this report. The Company identified one other material weakness, which was disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005, as amended by Form 10-K/A filed with the SEC on May 2, 2005. The Company cannot predict the outcome of its testing in future periods. If in future periods the Company concludes that its internal control over financial reporting is not effective, it may be required to change its internal control over financial reporting to remediate deficiencies, and investors may lose confidence in the reliability of its financial statements, causing the Company’s stock price to decline significantly.

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

As a result of the complexities inherent in Enterprise Reporting and Performance Management applications, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company’s products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm the Company’s business, operating results and financial condition. If the Company fails to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, the Company’s business, operating results and financial condition would be harmed.

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

The Company has developed a BIRT open source code project as part of the Eclipse open source code foundation. The Company hopes that BIRT and a commercialized version of BIRT will be widely adopted by Java developers and will result in such developers recommending to their companies that they license the Company’s commercially available products. If BIRT does not achieve market acceptance and result in promoting sales of commercially available products, the Company’s business, operating results and financial condition may be harmed.

The Company has released “Actuate Performancesoft Track” and portions of Actuate 9 and plans to release additional portions of Actuate 9 in the first half of 2007. The Company hopes that its new product, Actuate Performancesoft Track, and the enhanced product, Actuate 9, will be introduced in a timely fashion and will be widely adopted and accepted by the Company’s existing and new customers and OEM partners. If they are not, the Company’s business, operating results and financial condition may be adversely affected in a material way.

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

THE COMPANY’S INTERNATIONAL OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS.

A substantial portion of the Company’s revenues is derived from international sales. International operations are subject to a number of risks, any of which could harm our business, operating results and financial conditions. These risks include the following:

•	Economic and political instability, including war and terrorism or the threat of war and terrorism;

•	Difficulty of managing an organization spread across many countries;

•	Multiple and conflicting tax laws and regulations;

•	Costs of localizing products for foreign countries;

•	Difficulty in hiring employees and difficulties and high costs associated with terminating employees and restructuring operations in foreign countries;

•	Trade laws and business practices favoring local competition;

•	Dependence on local vendors;

•	Increasing dependence on resellers in certain geographies;

•	Compliance with multiple, conflicting and changing government laws and regulations;

•	Weaker intellectual property protection in foreign countries and potential loss of proprietary information due to piracy or misappropriation;

•	Longer sales cycles;

•	Import and export restrictions and tariffs;

•	Difficulties in staffing and managing foreign operations;

•	The significant presence of some of our competitors in certain international markets;

•	Greater difficulty or delay in accounts receivable collection; and

•	Foreign currency exchange rate fluctuations.

The Company believes that, over time, an increasing portion of its revenues and costs will be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company’s results of operations. Although the Company may in the future decide to undertake foreign exchange hedging transactions to cover a portion of its foreign currency transaction exposure, it currently does not attempt to cover any foreign currency exposure. If it is not effective in any future foreign exchange hedging transactions in which it engages, the Company’s business, operating results and financial condition could be materially harmed.

THE COMPANY’S EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO ITS BUSINESS AND IT MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL IT NEEDS.

The Company’s future success depends upon the continued service of its executive officers and other key engineering, sales, marketing and customer support personnel. None of its officers or key employees is bound by an employment agreement for any specific term. Moreover, the earnout period in connection with the acquisition of performancesoft ended on December 31, 2006. If the Company loses the service of one or more of our key employees, or if one or more of our executive officers or key employees decide to join a competitor or otherwise compete directly or indirectly with it, this could have a significant adverse effect on the Company’s business.

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

CHANGES IN, OR INTERPRETATIONS OF, ACCOUNTING RULES AND REGULATIONS COULD RESULT IN UNFAVORABLE ACCOUNTING CHARGES.

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on the Company’s reported results and may even retroactively affect previously reported transactions. The Company’s accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	Software revenue recognition;

•	Accounting for income taxes;

•	Accounting for business combinations and related goodwill; and

•	Accounting for stock issued to employees.

THE COMPANY MAY BE UNABLE TO SUSTAIN OR INCREASE ITS PROFITABILITY.

While the Company was profitable in its last three fiscal years, it incurred net losses during fiscal year 2003 and 2002. Its ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in its business. It expects its operating expenses to increase as its business grows, and it anticipates that it will make investments in its business. Therefore, the Company’s results of operations will be harmed if its revenues do not increase at a rate equal to or greater than increases in its expenses or are insufficient for it to sustain profitability.

IF THE COMPANY OVERESTIMATES REVENUES, IT MAY BE UNABLE TO REDUCE ITS EXPENSES TO AVOID OR MINIMIZE A NEGATIVE IMPACT ON ITS RESULTS OF OPERATIONS.

The Company’s revenues are difficult to forecast and are likely to fluctuate significantly from period to period. The Company bases its operating expense budgets on expected revenue trends. The Company’s estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of the Company’s sales prospects into actual licensing revenues could cause it to plan or budget inaccurately and those variations could adversely affect the Company’s financial results. In particular, delays, reductions in amount or cancellation of customers’ purchases would adversely affect the overall level and timing of the Company’s revenues and its business, results of operations and financial condition could be harmed. In addition, many of its expenses, such as office and equipment leases and certain personnel costs, are relatively fixed. It may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause a material variation in operating results in any period.

IF THE COMPANY’S PRODUCTS CONTAIN MATERIAL DEFECTS, ITS REVENUES MAY DECLINE.

Software products as complex as those offered by the Company often contain errors or defects, particularly when first introduced, when new versions or enhancements are released and when configured to individual customer computing systems. The Company currently has known errors and defects in its products. Despite testing conducted by the Company, if additional defects and errors are found in current versions, new versions or enhancements of its products after commencement of commercial shipment, this could result in the loss of revenues or a delay in market acceptance or an increase in the rate of return of the Company’s products. The occurrence of any of these events could materially harm the Company’s business, operating results and financial condition.

THE COMPANY MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

Although license agreements with our customers typically contain provisions designed to limit the Company’s exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. The sale and support of the Company’s products may entail the risk of such claims, which are likely to be substantial in light of the use of its products in business-critical applications. A product liability claim brought against the Company could materially harm its business, operating results and financial condition.

THE PROTECTION OF OUR PROPRIETARY RIGHTS MAY BE INADEQUATE.

The Company has a small number of issued and pending U.S. patents expiring at varying times ranging from 2015 to 2020. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company licenses its software pursuant to shrink- or click-wrap or signed license agreements that impose certain restrictions on licensees’ ability to utilize the software. In addition, the Company seeks to avoid disclosure of its intellectual property, including by requiring those persons with access to its proprietary information to execute confidentiality agreements with the Company and by restricting access to its source code. The Company takes precautions to protect our software, certain documentation, and other written materials under trade secret and copyright laws, which afford only limited protection.

Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company’s products is difficult, and while it is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect the Company’s proprietary rights to as great an extent as do the laws of the United States. If the Company’s means of protecting its proprietary rights is not adequate or its competitors independently develop similar technology, the Company’s business could be materially harmed.

THE COMPANY’S COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of the Company’s common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in its operating results;

•	Changes in the economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products, including open source products, or new contracts announced by it or its competitors;

•	Developments with respect to copyrights or proprietary rights;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of Enterprise Reporting and Performance Management application software;

•	Adoption of new accounting standards affecting the software industry (including stock option-expensing roles); and

•	Changes in financial estimates by securities analysts.

In addition, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against such companies. If the Company is involved in such litigation, it could result in substantial costs and a diversion of management’s attention and resources and could materially harm the Company’s business, operating results and financial condition.

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

CERTAIN OF THE COMPANY’S CHARTER PROVISIONS AND DELAWARE LAW MAY PREVENT OR DETER A CHANGE IN CONTROL OF ACTUATE.

The Company’s Certificate of Incorporation, as amended and restated (the “Certificate of Incorporation”), and Bylaws, as amended and restated (“Bylaws”), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions authorizing the issuance of “blank check” preferred stock and eliminating the ability of stockholders to act by written consent. In addition, certain provisions of Delaware law and the Company’s stock option plans may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of the Company’s common stock

THE COMPANY’S HEADQUARTER’S LEASE WILL EXPIRE IN FEBRUARY 2008 AND ADDRESSING THE COMPANAY’S FACILITY NEEDS COULD ADVERSELY AFFECT IT’S OPERATING RESULTS.

The lease to the Company’s principal facility located at 701 Gateway Boulevard, South San Francisco, California expires in February 2008. The Company is actively exploring facility arrangements that will suit its needs and carry it beyond February 2008, including extending its current lease or moving its headquarters to another facility. If the Company decides to move its headquarters, there is a risk that the move will cause the

Company to incur unexpected costs and divert the attention of its management and employees from critical aspects of its day-to-day operations. As a result, moving the Company’s business could materially harm its operating results and business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Actuate’s properties consist of leased facilities for sales and marketing, research and development, services and support and administrative personnel. Actuate’s headquarters facilities consist of approximately 74,000 square feet in South San Francisco, California. The lease on these headquarter facilities will expire in February 2008. Actuate also leases an additional 50,000 square foot facility adjacent to our South San Francisco headquarters. The lease on these additional facilities will expire in April 2011 and is the facilities are being subleased. Actuate also leases office facilities in various locations in the United States and abroad.

We are reaching the end of the lease term on our headquarters facilities. As a result, we are in the process of evaluating several facility options that will adequately suit our needs. These options may include extending our current lease or moving the headquarter operations to another facility.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market under the symbol “ACTU” and has been traded on Nasdaq since Actuate’s initial public offering in 1998. The following table sets forth the high and low closing sales prices of our common stock during the last two fiscal years:

	High	Low
First Quarter of Fiscal 2005	$2.86	$2.28
Second Quarter of Fiscal 2005	$2.44	$1.71
Third Quarter of Fiscal 2005	$2.64	$1.85
Fourth Quarter of Fiscal 2005	$3.62	$2.43
First Quarter of Fiscal 2006	$4.25	$3.16
Second Quarter of Fiscal 2006	$4.75	$3.74
Third Quarter of Fiscal 2006	$4.42	$3.48
Fourth Quarter of Fiscal 2006	$5.95	$4.50

According to the records of our transfer agent, as of January 31, 2007, Actuate had 120 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include, as one record holder each such brokerage house or clearing agency). We believe we had approximately 7,800 beneficial owners of our common stock. On January 31, 2007, the closing price of our common stock was $5.23 per share.

We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act of 1933, as amended or the Exchange Act.

The following graphs compare:

I.	The cumulative total stockholder return on the class A common stock of the Company from December 31, 2001 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 29, 2006 (the last trading day of the fiscal year ended December 31, 2006) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Index”) and (ii) the RDG Software Composite Index (the “RDG Software Index”). This graph assumes the investment of $100 on December 31, 2001 in the class A common stock of the Company, the Nasdaq Index and the RDG Software Index.

II.	The cumulative total stockholder return on the class A common stock of the Company from January 1, 2006 to December 29, 2006 (the last trading day of the fiscal year ended December 31, 2006) with the cumulative total return of (i) the Total Return Index for the “Nasdaq Index” and (ii) the “RDG Software Index”. This graph assumes the investment of $100 on January 1, 2006 in the class A common stock of the Company, the Nasdaq Index and the RDG Software Index.

The comparisons in the graphs above are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
October 1, 2006–October 30, 2006	—	—	—	—
November 1, 2006–November 30, 2006	206,512	$5.40	206,512	—
December 1, 2006–December 31, 2006	—	—	—	—

Total	206,512		206,512

In January 2005, pursuant to the stock repurchase program announced in September 2001, and extended from time to time by the Company’s Board of Directors, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. The Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advance by the Board. During fiscal year 2006, the Company repurchased a total of 1.1 million shares of the Company’s common stock, totaling approximately $4.6 million of which 206,512 shares were repurchased in the fourth quarter. Subsequent to December 31, 2006, the Company has repurchased a total of 830,618 shares in the open market under this stock repurchase plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with the Consolidated Financial Statements and Notes thereto that are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheets data at December 31, 2006 and 2005 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheets data as of December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License fees	$46,919	$36,939	$42,703	$47,598	$58,280
Services	81,650	69,462	61,954	56,857	50,884

Total revenues	128,569	106,401	104,657	104,455	109,164

Costs and expenses:
Cost of license fees	2,095	2,294	3,417	3,140	2,824
Cost of services (1)	27,914	23,723	24,763	23,648	23,936
Sales and marketing (1)	49,009	37,070	41,296	45,769	46,550
Research and development (1)	21,055	16,533	19,847	18,732	18,576
General and administrative (1)	16,026	13,115	10,856	12,220	12,724
Amortization of other intangibles	948	487	1,110	2,021	3,082
Purchased in-process research and development	900	—	—	600	—
Restructuring charges	16	665	2,006	—	27,136

Total costs and expenses	117,963	93,887	103,295	106,130	134,828

Income (loss) from operations	10,606	12,514	1,362	(1,675)	(25,664)
Interest and other income, net	2,217	1,436	822	720	769

Income (loss) before income taxes	12,823	13,950	2,184	(955)	(24,895)
Provision (benefit) for income taxes	(974)	2,359	886	3,542	576

Net income (loss)	$13,797	$11,591	$1,298	$(4,497)	$(25,471)

Basic net income (loss) per share (2)	$0.23	$0.19	$0.02	$(0.07)	$(0.42)

Shares used in basic net income (loss) per share calculation (2)	60,375	61,057	61,577	60,766	60,141

Diluted net income (loss) per share (2)	$0.21	$0.18	$0.02	$(0.07)	$(0.42)

Shares used in diluted net income (loss) per share calculation (2)	66,814	63,269	65,202	60,766	60,141

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$60,079	$54,397	$47,273	$45,439	$44,867
Working capital	37,298	38,889	30,362	27,085	29,874
Total assets	147,589	111,581	105,455	101,406	108,436
Long-term liabilities, less current portion	10,532	10,996	14,325	15,453	17,754
Stockholders’ equity	77,810	55,368	46,945	45,181	48,423

1)	Includes stock based compensation expenses as follows:

	December 31,
	2006	2005	2004	2003	2002
Cost of services	816	—	—	—	—
Sales and marketing	2,314	—	—	—	—
Research and development	1,213	—	—	—	—
General and administrative	2,149	—	—	41	158

(2)	See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing net income (loss) per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this annual report on Form 10-K, including “Business,” “Selected Financial Data,” and “Financial Statements and Supplementary Data”, as well as the “Notes to the Consolidated Financial Statements.” This MD&A contains a number of forward-looking statements, all of which are based on our current expectations, beliefs and strategies and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Risk Factors” section.

Our actual results may differ materially from those indicated in such forward-looking statements. See “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in this Report on Form 10-K and the risks discussed in other reports we have furnished or filed from time to time with the SEC.

Our Business

General

Actuate was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. We provide software and services for Business Intelligence, Performance Management and Reporting applications. Actuate’s portfolio of products enable organizations to develop applications that optimize corporate performance. Reporting applications built on Actuate 9 open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, and partners with information that they can access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Our goal is to ensure that all users can adopt decision-making information into their day-to-day activities, opening up new avenues for improving corporate performance. Actuate’s Performancesoft Suite helps organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution.

Business Model

We began shipping our first product in January 1996. We sell software products through two primary means: (i) directly to end-user customers through our direct sales force and (ii) through indirect channel partners such as OEMs, resellers and system integrators. OEMs generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our products to end-user customers. Our revenues are derived from license fees for software products and fees for services relating to such products, including software maintenance and support, consulting and training.

Fiscal Year 2006

Our total revenues for fiscal year 2006 were $128.6 million, which were 21% higher than our prior fiscal year revenues of $106.4 million. License revenues increased by 27% from $36.9 million in fiscal 2005 to $46.9 million in fiscal year 2006. We also experienced continued growth in our services revenues, which increased by approximately 18% from $69.5 million in fiscal 2005 to $81.7 million in fiscal year 2006. These increases to overall revenues were primarily due to the introduction of new products associated with our acquisition of performancesoft in January 2006, and a continued increase in new and repeat business from a number of Global 9000 customers.

Income from operations decreased from $12.5 million, or 12% of total revenues, in fiscal year 2005 to $10.6 million, or 8% of total revenues, in fiscal year 2006. This decline in our operating margin was primarily due to $6.5 million in stock-based compensation recorded in fiscal year 2006, as a result of our adoption of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 123R “Share-Based Payment” (“FAS 123R”). This decrease was partially offset by the increases in revenues described above.

Fiscal Year 2007

During fiscal year 2007, we expect three trends to continue to have significant impact on results of our operations. We currently believe that corporate IT budgets will grow only modestly in the fiscal year 2007. Second, corporations were reluctant to buy software from new vendors and we continue to witness corporations consolidate their Business Intelligence, Enterprise Reporting software and Performance Management application purchases into fewer suppliers. Finally, we continue to experience vigorous competition in the Enterprise Reporting market. Several of our competitors have released products that are marketed to be directly competitive with our Enterprise Reporting application platform. The existence of these competitive products required additional sales and marketing efforts to differentiate our products, which resulted in extended sales cycles. We believe that competition in the Enterprise Reporting market will continue to be vigorous in the near future.

For 2007, we will continue to pursue the strategic initiatives to improve revenue growth that we began introducing in 2004 as well as a new initiative related to Performance Management. These initiatives are as follows:

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

•

Investing in BIRT—We are continuing to make a significant investment in creating a new open source code reporting tool, known as BIRT. We hope that BIRT will eventually become widely adopted by Java developers and will create demand for our other commercially available products. The BIRT project is a long-term initiative.

•

Selling to Global 9000 Corporations in the Financial Services Sector—We are continuing to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector.

•

Delivering a highly differentiated Performance Management offering—We intend to combine performancesoft’s leading Performance Management applications and Actuate’s Enterprise Reporting application Platform to provide capabilities for distributing accountability throughout the enterprise.

As of December 31, 2006, we had 582 full-time employees, a net increase of 91 employees, or 19%, in our workforce reported as of December 31, 2005.

During fiscal 2004 and 2005 we restructured our international operations and accounted for the restructuring charges in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The amount of these costs recognized in fiscal 2004 and 2005 were approximately $2.0 million and $665,000, respectively. These cost primarily consisted of charges related to employee matters, estimated settlement costs stemming from employee litigation and idle facilities.

We have a limited ability to forecast future revenues and expenses, thus the prediction of future operating results is difficult. In addition, historical growth rates in our revenues and earnings should not be considered indicative of future revenue or earnings growth rates or operating results. There can be no assurance that any of our business strategies will be successful or that we will be able to achieve and maintain profitability on a quarterly or annual basis. It is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors, and in such event the price of our common stock could decline.

Acquisitions

On January 5, 2006, we acquired all of the outstanding shares of capital stock of performancesoft. performancesoft was a leading provider of Performance Management solutions software and services located in Toronto, Canada. The results of operations of performancesoft and the fair value of assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition. The acquisition principally consisted of an initial purchase price of $15.3 million and an additional payment of approximately $5.2 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006 and other adjustments. The total purchase price for performancesoft was $20.5 million.

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

Revenue Recognition.    Actuate generates revenues from sales of software licenses and related services. The Company receives software license revenues from licensing its products directly to end-users and indirectly through resellers, system integrators and OEMs. The Company receives service revenues from maintenance contracts, consulting services and training that Actuate performs for customers.

Actuate recognizes revenues in accordance with AICPA Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For sales to end-user customers, Actuate recognizes license revenues when a license agreement has been signed by both parties or a definitive agreement has been received from the customer, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. Actuate has not established vendor-specific objective evidence of fair value for its licenses. Therefore, the Company recognizes revenues from arrangements with multiple elements involving software licenses under the residual method. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

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

Actuate also enters into OEM arrangements that provide for license fees based on the bundling or embedding of its products with the OEMs’ products. These arrangements generally provide for fixed, irrevocable royalty payments. Actuate recognizes license fee revenues from U.S. and International OEM arrangements when a license agreement has been executed by both parties, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Effective July 1, 2006, due to improved visibility with respect to international and OEM sales transactions, we conformed our policy for sales through international OEMs to be consistent with U.S. OEM arrangements. Prior to this change, we deferred revenue on sales through international OEMs until we received a royalty report or other evidence of sell-through from such OEM, assuming all other revenue recognition criteria was met. The impact of this change on revenue for fiscal year 2006 was not significant.

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

Allowance for Doubtful Accounts.    Our accounts receivable is subject to collection risks. Our gross accounts receivable is reserved against this risk through an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration a combination of factors. We look at factors such as past experience, credit quality of the customer, age of the receivable balance, and current economic conditions. These factors are reviewed to determine whether a specific reserve for bad debt should be recorded to reduce the related receivable to the amount believed to be collectible. We also cease recognizing future revenues on any outstanding domestic maintenance renewal invoices which are older than 90 days past due.

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

Stock-based Compensation.    Effective January 1, 2006, we adopted FAS 123R using the modified prospective method, in which compensation cost was recognized based on the requirements of FAS 123R for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. FAS 123R requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility is based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate is based primarily upon historical experience. To the extent we revise this estimate in the future; our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. Our estimate of expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” In the future, as information regarding post vesting termination becomes more accessible, we may change our method of deriving the expected term. This change could impact the fair value of our options granted in the future.

Income Taxes.    Income taxes are accounted for under the asset and liability method required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

SFAS No. 109 requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. As a result of the cumulative losses we incurred in prior years, we previously concluded that a full valuation allowance should be recorded.

In 2006, we determined that our recent experience of generating income, along with our projections of future U.S. and foreign income, constituted significant positive evidence for a partial release of our valuation allowance. Therefore, we recorded a tax benefit related to a release of the valuation allowance on the portion of deferred tax assets expected to be realized over the succeeding two year period. At future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to the remaining deferred tax assets, we will release additional valuation allowance. This adjustment to the valuation allowance would decrease tax expense, reduce goodwill or intangibles or increase shareholder’s equity in the period such a determination was made. Likewise, if there is a reduction in the projection of future U.S. and foreign income, we may need to increase the valuation allowance. Any increase in the valuation allowance would increase tax expense, increase goodwill or intangibles or decrease shareholder’s equity in the period such a determination was made.

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

Accrual for Restructuring Charges.    During the fiscal years ended December 31, 2005, 2004 and 2002, we incurred certain restructuring charges that were a combination of reductions in workforce, exits of idle facilities and write-offs of fixed assets. These restructuring charges were based on actual and estimated costs incurred in connection with our restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries. In fiscal year 2002, we recorded a facility restructuring charge, which consisted of estimated future obligations for the non-cancelable lease payments and estimated costs associated with subleasing the property. We reduced the amount of the facility restructuring charge by the estimated amount of sublease income. The assumptions we made, which we periodically re-evaluate and adjust as appropriate, are based on estimates of such factors as future vacancy rates, the time required to sublease the property and sublease rates. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges for exiting the idle facilities, the reversal of such over-accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring charges. Conversely, if it is determined that our accrual is insufficient, an additional restructuring charge would be recorded and would have an unfavorable impact on our financial statements in the period this was determined.

In-process research and development.    We review our acquisitions to determine if there are any intangible assets relating to purchased in-process research and development. Projects that have not achieved technological feasibility and have no alternative future use are valued at fair market value using a discounted cash flow analysis and are expensed in the statement of operations on the date of acquisition. We use a discount rate that reflects the development stage of the technology and the risks associated with attaining full technological and commercial feasibility. When we value in-process research and development, we must make a number of estimates, including the timing and amounts of future cash flows to be generated as a result of the projects, how close the projects are to technological feasibility and how much risk and cost is involved in finalizing the projects. It is reasonably likely that our estimates for these amounts will differ from actual results, in which case our in-process research and development charge may be over- or under-valued, which would also result in an under- or over-valuation of our goodwill.

Valuation of Goodwill and Other Purchased Intangible Assets.    We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, customer lists, non-compete agreements, experienced workforce, and trademarks. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets, or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If the assessment indicates that the intangible asset is not recoverable, we will reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. As of December 31, 2006 the net carrying amount of our intangible assets was $5.5 million.

We evaluate goodwill at least annually for indications of impairment based on our fair value as determined by our market capitalization in accordance with Statement of Financial Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

Valuation of Minority Interest in Actuate Japan.    The minority shareholders of Actuate Japan have the option to put their equity interest (“Minority Interest”) in Actuate Japan and Actuate has the option to call the Minority Interest. In fiscal 2006, a minority shareholder of Actuate Japan notified the Company that it wished to exercise its right to put its equity interest in Actuate Japan and the Company made a payment of approximately

$354,000 for this interest. This payment was recorded as additional goodwill related to Actuate Japan. The remaining minority interest as of December 31, 2006 was approximately 12%. If the minority interest shareholder chose to put these remaining shares or Actuate chose to call these remaining shares, Actuate would be required to pay approximately $407,000 to purchase these shares. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise their put option, and accordingly, the Company has not accounted for the potential exercise.

Recovery of Long-Lived Assets.    The Company evaluates the recovery of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment. At some point in the future, we may determine that our long-lived assets are impaired. The timing of such impairment may result in charges to our statement of income to reduce the value of the asset carried on our balance sheet to its estimated fair value. We determine whether we need to record an impairment charge based on various assumptions and estimates. Assumptions and estimates about future values can be complex and are often subjective. Although we believe the assumptions and estimates we have made in the past have been reasonable, different assumptions and estimates could materially affect our reported financial results.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenues:
License fees	36%	35%	41%
Services	64	65	59

Total revenues	100	100	100

Costs and expenses:
Cost of license fees	2	2	3
Cost of services	22	22	24
Sales and marketing	38	35	40
Research and development	16	16	19
General and administrative	12	12	10
Amortization of other intangibles	1	—	1
Purchased in-process research and development	1	—	—
Restructuring charges	—	1	2

Total costs and expenses	92	88	99

Income from operations	8	12	1
Interest and other income, net	2	1	1

Income before income taxes	10	13	2
Provision (benefit) for income taxes	(1)	2	1

Net income	11%	11%	1%

Revenues

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2006	2005	2004	2005 to 2006		2004 to 2005
(dollars in thousands)

$128,569	$106,401	$104,657	$22,168	21%	$1,744	2%

Our revenues are derived from license fees and services, which include software maintenance and support, consulting, and training. The increase in total revenue for fiscal 2006 compared to fiscal 2005 was primarily due to our acquisition of performance soft in January of fiscal 2006, which accounted for approximately $13.1 million, or 59% of the increase. The remainder of the increase was primarily due to continued increase in new and repeat business from a number of Global 9000 customers (companies with annual revenues greater than $1.0 billion) and further expansion of our product and services into financial and government sectors, as well as a continued increase in the worldwide installed base of customers receiving ongoing support. As a result of these positive trends, we experienced improvements in our license, maintenance and support revenues for a combined increase of 21% or approximately $22.2 million over the same period last year.

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

License Fees

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2006	2005	2004	2005 to 2006		2004 to 2005
(dollars in thousands)

$46,919	$36,939	$42,703	$9,980	27%	$(5,764)	(13)%

The increase in license revenues for fiscal 2006 as compared to fiscal 2005 was primarily due to our acquisition of performancesoft, which added approximately $7.6 million to license revenue in fiscal year 2006. Additionally, during fiscal 2006, we received an increased number of individual product license transactions in excess of $1.0 million compared to fiscal 2005. Also in fiscal 2006 we recognized $1.3 million in license revenue resulting from the conclusion of a license royalty compliance issue that included license revenues pending since fiscal 2005.

The decrease in license revenue, in both percentage and absolute dollar terms for fiscal 2005 compared to fiscal 2004 was primarily seen in our North American region and was due to several interrelated factors, including (i) a depressed information technology spending environment for Enterprise Reporting solutions, (ii) difficulty in securing new customer accounts, (iii) continued competitive pressures, and (iv) fewer significant transactions, each individually in excess of $1.0 million, in fiscal year 2005 compared to fiscal year 2004.

No single customer accounted for more than 10% of our total revenues for any of the periods presented. The following table represents the changes in license revenue by region:

(dollars in thousands)	Year Ended December 31,			2005 to 2006		2004 to 2005
Software License	2006	2005	2004	$ Change	% Change	$ Change	% Change
North America	$34,188	$26,942	$33,552	$7,246	27%	$(6,610)	(20)%
International	12,731	9,997	9,151	2,734	27%	846	9%

Total license revenue	$46,919	$36,939	$42,703	$9,980	27%	$(5,764)	(13)%

Percentage of total revenue:	36%	35%	41%

The regions that realized the most significant license revenue growth in fiscal year 2006 were the North American and the European regions, which accounted for a $7.2 million and $2.5 million increase in license revenues, respectively, over fiscal year 2005 while Asia Pacific experienced a more modest growth of 14% or approximately $300,000 increase in license revenue over fiscal year 2005. By region, North America accounted for approximately 73% of the total license revenue while the Europe and Asia Pacific regions accounted for 22% and 5% of the total license revenues, respectively. For the same period last year, North America accounted for approximately 73% of the total license revenue while the Europe and Asia Pacific regions accounted for 22% and 5% of the total license revenues, respectively. As a percentage of total revenues, license fee revenues increased from 35% in the fiscal year 2005 to 36% in fiscal year 2006.

The European region marked the highest growth in license revenue during fiscal year 2005 over fiscal 2004. This was due mainly to a significant agreement with a financial institution during the fourth quarter of fiscal year 2005. The decreases in license revenues in North America in fiscal 2005 as compared with fiscal year 2004 were primarily due to fewer large deals in excess of $1.0 million in fiscal year 2005. In addition, the competitive environment in our market niche contributed to the decrease in domestic license revenues in fiscal 2005 as compared with fiscal year 2004. License revenues derived from our indirect channel partners, including OEMs, systems integrators and resellers, accounted for 37%, 37% and 32% of total revenues from license fees for fiscal years 2006, 2005 and 2004, respectively.

We currently expect our license revenues to range between $48 million to $50 million for fiscal year 2007.

Maintenance and Services Revenue

(dollars in thousands)	Year Ended December 31,			2005 to 2006		2004 to 2005
	2006	2005	2004	$ Change	% Change	$ Change	% Change
Maintenance	$63,145	$52,671	$45,419	$10,474	20%	$7,252	16%
Consulting	18,505	16,791	16,535	1,714	10%	256	2%

Total services revenue	$81,650	$69,462	$61,954	$12,188	18%	$7,508	12%

Percentage of total revenue:	64%	65%	59%

Maintenance and services revenue is comprised of maintenance and support, professional services, and training. The growth in services revenues for fiscal year 2006 was primarily attributed to the increase in our maintenance and support revenues of approximately 20% or $10.5 million, driven by a continued growth in our installed base of customers under maintenance plans and our continued implementation of an aggressive renewal campaign by our maintenance renewal group. Of the total increase in maintenance and support revenues, $3.7 million was attributed to our acquisition of performancesoft in January 2006. Consulting services revenues also increased by 10% or $1.7 million during fiscal year 2006. This increase was almost entirely due to the acquisition of performancesoft.

The steady increase in maintenance revenue from fiscal year 2004 to fiscal year 2005 was mainly attributed to the impact of the Company’s change in pricing structure of maintenance renewals introduced in fiscal year 2004, as well as a larger installed base of customers receiving ongoing maintenance and support. Also in fiscal year 2005, the Company benefited from a concerted effort to increase maintenance renewals. In contrast to prior years, in order to increase maintenance renewals, the Company hired additional employees to head the effort of ensuring customers renew their maintenance agreements once the original maintenance contracts expire. This effort was undertaken during the second quarter of fiscal 2004 and resulted in continued increase of maintenance and support revenue in both fiscal years 2004 and 2005. In fiscal 2005 our professional services revenues remained relatively consistent in all geographical regions with the levels experienced in fiscal 2004. We expect maintenance and services revenue to grow in fiscal year 2007 in absolute dollars as our installed base of customers under maintenance continues to grow.

Costs and Expenses

Cost of License Fees

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2006	2005	2004	2005 to 2006		2004 to 2005
(dollars in thousands)

$2,095	$2,294	$3,417	$(199)	(9)%	$(1,123)	(33)%

(Percent of license revenue)
4%	6%	8%

Cost of license fees consists primarily of salaries, production costs including printing and packaging, amortization of purchased technologies, third party royalty fees and localization costs. The decrease in cost of license fees for fiscal year 2006 as compared to fiscal year 2005, was primarily due to reduced compensation, printing and production related costs as well as a decrease in the amortization of the purchased technologies associated with the acquisition of Tidestone and Nimble which had been fully amortized in fiscal year 2006. Cost of license fees further decreased due to the fact that we are no longer obligated to pay royalties to one of our main vendors as we acquired the rights to the underlying technology outright in the fourth quarter of fiscal year 2005. These decreases more than offset the increase in the amortization of acquired rights to the purchased intangibles derived from the performancesoft acquisition. The decrease in cost of license fees in fiscal year 2005 compared to fiscal year 2004 was primarily due to a 13% decrease in software license revenues resulting in approximately $400,000 reductions in third party royalties and $200,000 in production costs. There was also a reduction of approximately $620,000 in the amortization of purchased technologies. Purchased technologies related to the Tidestone acquisition became fully amortized in the second quarter of fiscal 2005 and accounted for approximately $530,000 of the decrease. We currently expect our cost of license fees, as a percentage of revenues from license fees, to remain between 3% and 6% of revenues from license fees for fiscal year 2007.

Cost of Services

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2006	2005	2004	2005 to 2006		2004 to 2005
(dollars in thousands)

$27,914	$23,723	$24,763	$4,191	18%	$(1,040)	(4)%

(Percent of services revenue)
34%	34%	40%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The increase in the cost of services in absolute dollars in fiscal year 2006 compared to fiscal year 2005 was primarily due to (i) a 29% increase to our services headcount driven primarily by the acquisition of performancesoft in January 2006, (ii) an increase in third party consulting fees of approximately $1.0 million driven by the use of consultants to compensate for unusually high employee consultant turnover in North America during fiscal year 2006, as well as heavy use of consultants to support high e.Service revenue growth in Europe during fiscal year 2006, and (iii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the consolidated financial statements) which increased cost of services expense by approximately $800,000 for the year ended December 31, 2006. These increases were offset by decreases in employee salaries, travel and related costs, excluding performancesoft, of approximately $300,000. The decrease in cost of services in absolute dollars in fiscal year 2005 compared to fiscal year 2004 is primarily a result of the decrease in employee salaries and related costs of $1.6 million due to an 8% reduction to our services headcount or approximately 9 heads and reduced facilities cost of approximately $400,000. These decreases were offset by increased third party consulting costs of approximately $1.0 million. Our increase in maintenance and support revenues, combined with a 4% reduction to the overall cost of services, resulted in improved services margins of approximately 6% over fiscal year 2004.

We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 33% to 36% of total services revenues for the fiscal year 2007.

Sales and Marketing

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2006	2005	2004	2005 to 2006		2004 to 2005
(dollars in thousands)

$49,009	$37,070	$41,296	$11,939	32%	$(4,226)	(10)%

(Percent of total revenue)
38%	35%	40%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses increased in fiscal year 2006 compared to fiscal year 2005 primarily due to an increase of $7.1 million in compensation, travel and other employee related expenses. This increase was primarily the result of a 15% increase to our sales and marketing related headcount, which was driven mainly by the acquisition of performancesoft. This increase was also a result of higher commissions driven by increased sales in fiscal year 2006, as well as merit increases which were approved in the first quarter of the year. In addition to these expenses, total sales and marketing expenses also increased as a result of the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the consolidated financial statements) which increased sales and marketing expenses by approximately $2.3 million for the year ended December 31, 2006.

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

At the end of fiscal year 2006, we had 180 employees in sales and marketing, compared with 156 and 151 employees at the end of fiscal years 2005 and 2004, respectively. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 34% to 38% of total revenues for fiscal year 2007.

Research and Development

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2006	2005	2004	2005 to 2006		2004 to 2005
(dollars in thousands)

$21,055	$16,533	$19,847	$4,522	27%	$(3,314)	(17)%

(Percent of total revenue)
16%	16%	19%

Research and development costs are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. The increase in research and development expenses in fiscal year 2006 compared to fiscal year 2005 was primarily due to (i) an increase of $2.3 million in compensation, travel and other employee related expenses. This increase was primarily the result of a 14% increase to our research and development related headcount, which was primarily driven by the acquisition of performancesoft in January of 2006. The increase in overall research and development expenses was also a result of higher expenses related to professional services in support of the release of Actuate 9 in the third quarter of fiscal year 2006, as well as merit increases which were approved in the first quarter of the year. In addition to these increases, total research and development expenses further increased as a result of the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the consolidated financial statements), which increased research and development costs by approximately $1.2 million for the year ended December 31, 2006.

The decrease in fiscal year 2005 as compared to fiscal year 2004 was primarily attributed to the consolidation of our research and development facilities which resulted in the closure of our office in Seattle, Washington. This closure occurred during the fourth quarter of fiscal year 2004 and resulted in compensation, travel and facilities related savings of approximately $3.2 million in 2005.

We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 19% of total revenues for fiscal year 2007.

General and Administrative

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2006	2005	2004	2005 to 2006		2004 to 2005
(dollars in thousands)

$16,026	$13,115	$10,856	$2,911	22%	$2,259	21%

(Percent of total revenue)
12%	12%	10%

General and administrative expenses consist primarily of personnel costs, stock-based compensation and related costs in finance, human resources, legal and tax functions, as well as audit and legal fees and bad debt expense. The increase in general and administrative expenses in fiscal year 2006 compared to fiscal year 2005 was primarily due to (i) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 (see Note 1 to the consolidated financial statements) which increased general and administrative expenses by approximately $2.1 million for the year ended December 31, 2006, and (ii) a $1.8 million increase in other employee related costs which was partially driven by a 17% increase in our headcount primarily related to the acquisition of performancesoft in January of 2006. These increased expenses were offset by decreases in (i) accounting and other professional fees of approximately $700,000 due to lower Section 404 compliance audit fees and legal fees associated with the MicroStrategy case, and (ii) a decrease of approximately $400,000 in total bad debt expense.

The increase in expenses in fiscal year 2005 in absolute dollars was primarily due to a continued increase in professional consulting fees of approximately $1.3 million. This increase was primarily due to costs incurred in early 2005 related to the Company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act for fiscal year 2004. We also experienced an increase of approximately $500,000 due primarily to a full year of depreciation and capitalized costs related to the implementation of our new accounting system, which was activated in August of fiscal year 2004. Employee compensation and related costs also increased by approximately $400,000 due to the addition of 11 employees or a 13% increase in headcount.

We expect our general and administrative expenses to be in the range of 12% to 14% of total revenues for fiscal year 2007.

Amortization of Other Intangibles

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2006	2005	2004	2005 to 2006		2004 to 2005
(dollars in thousands)

$948	$487	$1,110	$461	95%	$(623)	(56)%

(Percent of total revenue)
1%	—	1%

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SAFS 142”), we perform a goodwill impairment test at least annually, which we completed on October 1 of each year. None of these annual impairment tests resulted in an impairment of recorded goodwill.

The increase in the amortization of other intangibles in fiscal year 2006 compared to fiscal year 2005 was due to the amortization of intangibles recorded in connection with our acquisition of performancesoft in January of fiscal year 2006, offset by full amortization of other intangibles associated with our acquisitions of Tidestone and Nimble Technology.

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

We expect the estimated amortization expense of our existing other purchased intangible assets in fiscal 2007 to remain consistent with the levels experienced in fiscal 2006.

Purchased in-process research and development

During fiscal year 2006 and in connection with the acquisition of performancesoft, we recorded a charge to operations of $900,000 for purchased in-process research and development. This charge was recorded during the first quarter of fiscal year 2006 and was expensed because the research and development had not reached technological feasibility and had no alternative future uses. The value of the purchased in-process research and development was computed using the excess earnings approach analysis, which is based on the theory that all assets must contribute to the profitability of an enterprise. We determined the valuation of the purchased in-process research and development with the assistance of an independent third party.

Restructuring charges

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2006	2005	2004	2005 to 2006		2004 to 2005
(dollars in thousands)

$16	$665	$2,006	$(649)	(98)%	$(1,341)	(67)%

(Percent of total revenue)
—	1%	2%

During fiscal year 2002, we recorded a restructuring charge of $27.1 million. This charge consisted of a $24.8 million facility exit charge and $2.3 million in costs related to the reduction of our worldwide workforce.

The facility exit charge was the result of a long-term non-cancelable lease agreement that we entered into during fiscal year 2000, in anticipation of a projected business expansion. During fiscal year 2002, we decided to exit this facility, and entered into a sublease agreement with a new tenant. We review our assumptions underlying the idle facilities accrual on a regular basis. During fiscal year 2005, the sublease was extended with the existing tenant. As a result of this extension, some of the assumptions that were previously asserted changed and, accordingly, we revised and lowered the estimated exit costs by approximately $404,000.

During fiscal 2004 and 2005 we restructured our international operations and accounted for the restructuring charges in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The amount of these costs recognized in fiscal 2004 and 2005 were approximately $2.0 million and $665,000, respectively, and primarily consisted of charges related to employee matters, estimated settlement costs stemming from employee litigation and idle facilities.

During fiscal year 2006, we evaluated the consolidation of our facilities as a result of the performancesoft acquisition and determined that no additional facility-related restructuring charge was required.

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2004, 2005 and 2006 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2003	—	17,262	17,262
Restructuring charges	2,006	—	2,006
Cash payments	(612)	(3,649)	(4,261)
Changes in estimate	(125)	—	(125)
Rents collected on the sublease	—	1,352	1,352

Balance at December 31, 2004	1,269	14,965	16,234
Restructuring charges	744	(79)	665
Cash payments	(1,106)	(4,062)	(5,168)
Changes in estimate	(442)	278	(164)
Rents collected on the sublease	—	1,266	1,266

Balance at December 31, 2005	465	12,368	12,833
Restructuring charges	45	(29)	16
Cash payments	(89)	(3,450)	(3,539)
Changes in estimate	29	1	30
Rents collected on the sublease	—	1,318	1,318

	450	10,208	10,658
Less: Current portion	(450)	(2,447)	(2,897)

Long-term balance at December 31, 2006	$—	$7,761	$7,761

Interest and Other Income, Net

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2006	2005	2004	2005 to 2006		2004 to 2005
(dollars in thousands)

$2,217	$1,436	$822	$781	54%	$614	75%

(Percent of total revenue)
2%	1%	1%

Interest and other income, net, are comprised primarily of interest income earned by us on our cash and short-term investments, foreign currency exchange gains and losses, as well as other various charges or income which are not derived from our normal operations. The increase for fiscal year 2006 compared to fiscal year 2005 was primarily due to (i) higher weighted average interest rate on our investments which resulted in higher interest income in fiscal year 2006, (ii) an increase of approximately $20.3 million in operating cashflows which resulted in higher interest income in fiscal 2006, offset by (iii) $15.7 million in cash outlays related to our acquisition of performancesoft in January 2006 which served to decrease interest income. In addition, we experienced an increase in the refund of investment tax credits related to our research and development operations in Canada, and we incurred a $300,000 asset impairment charge in fiscal year 2005. The increase for fiscal year 2005 compared to fiscal year 2004 was primarily due to improved returns on our cash and investments of $820,000 and currency exchange gains totaling $300,000. These increases were offset by a realized investment loss of $300,000 which we incurred in the second and third quarters of fiscal year 2005, a one-time grant of $138,000 received in the prior year and adjustments of approximately $70,000 in personnel and social taxes by our international subsidiaries. The realized investment loss was associated with our investment in a company which we periodically evaluate. In the second quarter of fiscal year 2005 we determined the value to be other than temporarily impaired and, accordingly, reduced the book value from $500,000 to approximately $199,000. In the fourth quarter of fiscal 2005, this company was acquired and we received approximately $170,000 in cash. The remaining balance of approximately $30,000 was collected in October 2006.

We expect interest and other income to remain within the same range in fiscal year 2007 due to the fact that we currently do not anticipate a significant cash outlay or a change in our investment strategy.

Provision (benefit) for Income Taxes

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2006	2005	2004	2005 to 2006		2004 to 2005
(dollars in thousands)

$(974)	$2,359	$886	$(3,333)	(141)%	$1,473	166%

The provision (benefit) for income taxes represents primarily federal, state and foreign taxes as adjusted for the impact of operating losses utilized, income tax credits and the reversal or establishment of reserves. The provision (benefit) for income taxes of $(974,000), $2.4 million and $886,000 is based on pretax income of $12.8 million, $13.9 million, and $2.2 million in fiscal years 2006, 2005 and 2004 respectively. The decrease in the provision for income taxes in fiscal year 2006 compared to fiscal year 2005 was primarily due to a $5.6 million benefit from the decrease in the valuation allowance. Without this benefit, there would have been an increase in the provision for income taxes in fiscal year 2006 compared to fiscal year 2005. This increase was primarily due to higher pre-tax book income, utilization of option related deferred tax assets and the reversal of the FAS 123R book expense which increases our book pre-tax income when calculating taxable income. The increase in the provision for income taxes in fiscal year 2005 compared to fiscal year 2004 was primarily due to higher pre-tax book income.

In evaluating the Company’s ability to realize the net deferred tax asset, the Company considers all available evidence, both positive and negative, including its past operating results, tax planning strategies and forecasts of future taxable income. In considering these sources of taxable income, the Company must make certain assumptions and judgments that are based on the plans and estimates used to manage its underlying business. Changes in the Company’s assumptions, plans and estimates may materially impact income tax expense.

In 2006, we determined that our recent experience of generating income, along with our projections of future U.S. and foreign income, constituted significant positive evidence for a partial release of our valuation allowance. Therefore, we recorded a tax benefit related to a release of the valuation allowance on the portion of deferred tax assets expected to be realized over the succeeding two year period. As a result of this analysis, the

Company estimates that it will more likely than not be able to realize $5.6 million of deferred tax assets. Consistent with this judgment, the Company recorded a $5.6 million tax benefit in 2006 for the reversal of the valuation allowance previously recorded against its net deferred tax assets.

Liquidity and Capital Resources

	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005	% Change 2005 to 2004	Fiscal 2004
Cash, cash equivalents and short-term investments	$60,079	10%	$54,397	15%	$47,273
Working capital	37,298	(4)%	38,889	28%	30,362
Stockholders’ equity	$77,810	41%	$55,368	18%	$46,945

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commissions bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is detailed below.

Cash provided by operating activities for fiscal 2006, of $20.3 million was primarily comprised of net income, net of non-cash related expenses. The primary working capital source of cash was an increase in deferred revenue due primarily to an increase in maintenance and support obligations. Accrued compensation increased due to increased sales resulting in higher year-end commission and bonus liabilities and the deferral of related payments to January 2007. Working capital uses of cash included an increase in trade receivables, and a decrease in accrued restructuring. Our trade receivables increased by approximately 17%. Days sales outstanding (“DSO”), calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, decreased to 82 days as of December 31, 2006 from 85 days as of December 31, 2005. The slight decrease in DSO despite a 17% increase in accounts receivable is attributable to higher revenue during the quarter. Accrued restructuring decreased because of payments made during fiscal 2006; please refer to Note 10 of the Notes to Consolidated Financial Statements for more information.

Cash provided by operating activities for fiscal 2005 of $13.3 million was primarily comprised of net income, net of non-cash related expenses. The primary working capital source of cash was an increase in deferred revenues primarily due to increased maintenance and support obligations. Working capital uses of cash included an increase in trade receivables, decrease in other accrued liabilities and a decrease in accrued restructuring. Accounts receivable, net of allowances, increased by approximately 8%. DSO, calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, increased to 85 days as of December 31, 2005 from 83 days as of December 31, 2004. The slight increase in DSO and accounts receivable is attributable to several factors, including unusually high billings in the last month of the quarter as a percentage of total billings for the quarter. Other accrued liabilities and accrued restructuring decreased because of payments made during fiscal 2005; please refer to Note 10 of the Notes to Consolidated Financial Statements for more information.

Cash provided by operating activities for fiscal 2004 of $4.9 million was comprised of net income, net of non-cash related expenses. The primary working capital source of cash was deferred revenue which increased primarily due to increased maintenance and support obligations. The primary working capital uses of cash included an increase in trade receivables and decrease in accrued restructuring. Accounts receivable, net of allowances, increased by 23%. DSO, calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date increased from 68 days at December 31, 2003 to 83 days at December 31, 2004. This high DSO number was the result of several factors, including unusually high billings in the last month of the quarter as a percentage of total billings for the quarter. Accrued restructuring decreased because of payments made during fiscal 2004; please refer to Note 10 of the Notes to Consolidated Financial Statements for more information.

Cash used in investing activities was $5.5 million for the year ended December 31, 2006 compared to $2.9 million used in fiscal 2005. The primary driver for this decrease was the acquisition of performancesoft, which resulted in a net cash payment of approximately $15.7 million. Due to this acquisition, we liquidated our investments by a total of approximately $13.2 million to accommodate the funding of this transaction. In addition, during February 2006, a minority shareholder of Actuate Japan notified us that it wished to exercise its rights to put its equity interest in Actuate Japan to us and as a result we paid approximately $354,000 for this minority interest during the first quarter of 2006.

Cash used in investing activities was $2.9 million for the year ended December 31, 2005 compared to $3.1 million used in fiscal 2004. Cash used in investing activities remained relatively constant as purchases of property and equipment were unusually high in fiscal year 2004 due to the implementation of a new enterprise-wide accounting software application. This was offset by an increase in purchases of short-term investments and a payment to a minority shareholder as a result of their exercise of a put option in fiscal year 2005.

Cash used in investing activities was $3.1 million in fiscal 2004 compared to $6.4 million used in fiscal 2003. This decrease in fiscal year 2004 was primarily due to the acquisition of Nimble Technology in July of fiscal year 2003, offset by an increase in payments associated with the purchase of property and equipment in fiscal year 2004 which was due to the implementation of our new enterprise-wide accounting software application.

Cash provided by financing activities was approximately $3.3 million for the year ended December 31, 2006 compared to $5.1 million used in fiscal year 2005. The change in cash provided was primarily the result of the tax benefits realized from exercise of stock options and higher proceeds from the issuance of common stock to our employees, offset by lower level of stock repurchases.

Cash used in financing activities was $5.1 million for the year ended December 31, 2005 compared to $318,000 used in fiscal 2004, a change of $4.8 million. This increase in cash used was primarily the result of lower proceeds from the issuance of common stock in fiscal year 2005, offset by an increased level of stock repurchases. In fiscal year 2005, we spent approximately $7.1 million in cash to repurchase approximately 3.0 million shares of common stock in the open market.

Cash used in financing activities was $318,000 in fiscal year 2004 compared to net cash provided by financing activities of $1.1 million in fiscal year 2003, a change of $1.4 million. This decrease was primarily the result of lower proceeds from the issuance of common stock in 2004, offset by a lower level of stock repurchases in 2004. For fiscal year 2004, we spent $2.7 million in cash to repurchase approximately 824,000 shares of our common stock in the open market. This use of cash was partially offset by proceeds derived from the issuance of common stock under our employee stock purchase and stock option plans which totaled approximately $2.4 million in fiscal year 2004.

	Year ended December 31,
	2006	2005	2004
	(In thousands, except share data)
Number of shares repurchased	1,137,698	3,002,731	824,300
Cost of shares repurchased	$4,610	$7,078	$2,690

We believe that our current cash balances and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may find it necessary to sell additional equity, draw down under our existing credit facility or obtain additional credit facilities. The sale of additional equity could result in additional dilution to our current stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the acquisition of the minority interest in our 88% owned subsidiary in Japan, or complementary products or to obtain the right to use complementary technologies.

Under the Company’s stock repurchase program, the Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advance by the Board. From the end of fiscal year 2006 through February 28, 2007, the Company has repurchased a total of 830,618 shares for a total of approximately $4.6 million in the open market under this stock repurchase plan.

Contractual Obligations and Commercial Commitments.

Actuate leases its headquarter facilities under non-cancelable operating leases expiring in February 2008 and in April 2011. Actuate’s properties consist of leased facilities for sales and marketing, research and development, services and support and administrative personnel. Actuate’s headquarters facilities consist of approximately 124,000 square feet in South San Francisco, California, of which approximately 50,000 square feet have been subleased. Actuate also leases office facilities in various locations in the United States and abroad. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company has long-term deferred rent of approximately $23,000 and $198,000 as of December 31, 2006 and 2005, respectively.

In December 2000, the Company entered into a ten-year building lease agreement for additional office space in a building adjacent to Actuate’s headquarters in South San Francisco, California. Actuate has not occupied any space in this facility. However, Actuate does sublease some of the space in this adjacent facility to a third party. The Company recorded a charge of $24.8 million related to the exit of this idle facility during fiscal year 2002. In conjunction with the signing of these two building leases, Actuate provided the landlord with a letter of credit in the amount of $3.9 million as a security deposit. The value of the letter of credit has decreased over time. As of December 31, 2006, only one letter of credit for $457,000 remains securing these leases. Actuate has granted a security interest in all of its assets as security for the letter of credit.

The Company is currently reaching the end of its lease term on its principal facility located at 701 Gateway, in South San Francisco, which expires in February 2008. As a result, the Company is in the process of evaluating several facility options that will adequately suit its needs beyond February 2008. These options may include extending the current lease or moving its headquarters to another facility.

In addition to the Company’s operating leases related to its headquarters, Actuate also has operating leases for various smaller facilities which house its foreign offices. Rent expense for all facilities under operating leases was approximately $5.1 million, $4.3 million, and $5.0 million in fiscal years 2006, 2005, and 2004, respectively.

On January 5, 2006, we acquired all of the outstanding stock of performancesoft. The acquisition principally consisted of an initial cash purchase price of $15.3 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. Due to the fact that the contingent consideration was not determinable beyond a reasonable doubt at the time of acquisition, the Company did not include this contingent consideration in the acquisition accounting at the date of acquisition. Rather, it was recorded when we were able to determine the estimated amount of the payout beyond a reasonable amount, which occurred in the fourth quarter of 2006. Based on the criteria stipulated in the acquisition agreement, we determined that the earnout payment would be approximately $4.9 million. We recorded this additional consideration as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill. This additional consideration is expected to be paid in the first quarter of fiscal year 2007. In addition to the earnout payment, we also paid out $325,000 to the former shareholders based on the resolution of specific contingent items documented in the purchase agreement. This additional cost was also allocated to goodwill.

The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating lease (1)	$19,219	$6,026	$6,786	$5,857	$550
Purchase obligations (2)	2,428	2,165	173	58	32
performancesoft earnout	4,864	4,864	—	—	—

Total	$26,511	$13,055	$6,959	$5,915	$582

(1)	Our future contractual obligations include minimum lease payments under operating leases at December 31, 2006, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $10.2 million is included in restructuring liabilities on the Company’s consolidated balance sheet as of December 31, 2006.

(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2006. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Investment in Actuate Japan.    The minority shareholder of Actuate Japan has the option to put their 12% equity interest (“Minority Interest”) in Actuate Japan and we have the option to call the Minority Interest for approximately $407,000 as of December 31, 2006. If the minority interest shareholder chose to put these remaining shares, Actuate would be required to pay approximately $407,000 to purchase these shares. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise their put option, and accordingly, the Company has not accounted for the potential exercise.

Indemnification.    In the normal course of business, we provide customers with indemnification provisions of varying scope against claims of intellectual property infringement by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

Recent Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on its financial results.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 was effective for our fiscal year ended December 31, 2006. The adoption of SAB 108 in the fourth quarter of 2006 did not have a material impact on the consolidated financial statements of the Company for the year ended December 31, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, (“SFAS 157”) “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. The SFAS 157 is effective for periods beginning after November 15, 2007. The Company is currently evaluating the effects of implementing this new standard.

In September 2006, the FASB issued SFAS No. 158, (“SFAS 158”) “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s under funded status. The requirement to recognize the funded status of a defined postretirement plan and the disclosure requirements are effective as of the first fiscal year ending after December 15, 2006. The Company has adopted the new statement and has determined that it did not have a significant impact on the determination or reporting of our financial results.

In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Income Tax Uncertainties.” FIN 48 supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The term “more-likely-than-not” means a likelihood of more than 50 percent. FIN 48 is effective as of January 1, 2007. At adoption, financial statements must be adjusted to reflect only those tax positions that are “more likely-than-not” to be sustained as of the adoption date. The Company is currently assessing the potential impact, if any, of FIN 48 on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.    Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk.    During the fiscal years 2006, 2005 and 2004 we derived 25%, 24% and 21%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our gains due to foreign exchange rate fluctuations were approximately $93,000 in fiscal year 2006 compared to gains of approximately $89,000 during fiscal year 2005 and losses of approximately $210,000 in fiscal year 2004.

Interest Rate Risk.    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to an adverse shift in the general level of U.S. interest rates the majority of our portfolio is invested in short-term securities that have an average maturity of one year or less. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Credit Risk.    Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade accounts receivable. We have policies that limit investments in investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support client receivables. Our credit risk is also mitigated because our customer base is diversified by geography and no single customer has accounted for more than 10% of our consolidated revenue on an annual basis. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of December 31, 2006, were ineffective to ensure that the information required to be disclosed in the reports that we file or submit under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness (within the meaning of the PCAOB Auditing Standard No. 2) is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, and this assessment identified a material weakness in our internal control over financial reporting related to our income tax provision. Specifically, the following deficiencies were identified:

•	We lacked adequate resources with sufficient technical expertise to properly account for income taxes in accordance with generally accepted accounting principles; and

•

We lacked effective policies and procedures to ensure that the review of schedules supporting our income tax provision was conducted in sufficient detail by someone other than the preparer of such schedules.

These deficiencies resulted in a material error in our income tax provision. This material error was corrected prior to issuance of the Company’s 2006 consolidated financial statements.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Because of the material weakness described above, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006.

Our independent registered public accounting firm has issued a report on management’s assessment of our internal control over financial reporting. That report is included under Item 8 of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company plans to remediate the material weakness described in Item 9A(b) by implementing policies and procedures to require the preparation of the income tax provision by someone with sufficient technical expertise on a timely basis, and allow for a detailed review of the supporting tax schedules by someone with sufficient technical expertise other than the preparer.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act,” respectively, contained in our proxy statement for our 2007 Annual Meeting of Stockholders to be held on May 30, 2007 (the “Proxy Statement”). The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Actuate Executive Officers.”

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

Stockholder Proposals

As of December 31, 2006, there has been no material change to the policies and procedures by which the stockholders of the Company may recommend director candidates.

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

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2006 that were either approved or not approved by stockholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of available securities remaining for future issuance
Equity compensation plans approved by stockholders (1)	18,614,492	$3.03	13,032,642
Equity compensation plans not approved by stockholders (2)	932,426	$1.95	686,404

Total	19,546,918	$2.98	13,719,046

(1)	Consists of five plans: our Amended and Restated 1998 Equity Incentive Plan, Tidestone 1998 Incentive Stock Option Plan, Tidestone Non-Qualified Stock Option Plan of 1999, 1998 Non-Employee Directors Option Plan, and the Amended and Restated 1998 Employee Stock Purchase Plan. As of January 1 of each year, the number of shares reserved for issuance under the Amended and Restated 1998 Equity Incentive Plan automatically increases by the lesser of (i) 5% of the total number of shares of common stock outstanding and (ii) 2,800,000 shares.

(2)	Consists of one plan: our 2001 Supplemental Stock Option Plan. See “Note 9 of the Notes to Consolidated Financial Statements.”

On January 5, 2006 we acquired all of the outstanding shares of capital stock of performancesoft. Actuate’s Board of Directors duly authorized the issuance of stock options to eligible employees from the Company’s 1998 Equity Incentive Plan with the grant price effective as of the close of the acquisition. A total of 530,200 non-statutory stock options were issued on January 5, 2006 with the exercise price of $3.36. Each option shall have a maximum term of ten years measured from the date of grant. Each grant shall fully vest in four years with 25% cliff vesting at end of year one and the remaining balance to vest in thirty-six successive monthly installments.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item regarding certain relationships and related transactions is incorporated herein by reference from the sections entitled “Certain Relationships, Related Transactions and Director Independence” of the Proxy Statement.

ITEM 14.	FEES PAID TO KPMG LLP

The information required by this Item regarding principal accountant fees and services is incorporated herein by reference from the section entitled “Fees Paid to KPMG, LLP” of the Proxy Statement.

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
2.1

Share Purchase Agreement, dated as of January 5, 2006, by and among Actuate Corporation, performancesoft, Inc., the shareholders of performancesoft, Inc. and Michael Tipping, as shareholder’s representative as amended by the Agreement and Notice dated October 11, 2006.

3.1	(3)	Form of Third Amended and Restated Certificate of Incorporation.

3.2	(1)	Form of Bylaws of the Registrant.

4.1	(1)	Reference is made to Exhibits 3.1 and 3.2.

4.2	(1)	Specimen Common Stock Certificate.

10.1	(1)	Form of Indemnification Agreement.

10.2	(1)+	1994 Stock Option Plan, as amended.

10.3	(1)+	Amended and Restated 1998 Equity Incentive Plan.

10.4	(1)+	Amended and Restated 1998 Employee Stock Purchase Plan.

10.5	(1)+	1998 Non-Employee Directors Option Plan.

10.6	(4)+	2001 Supplemental Stock Option Plan.

10.7	(1)+	Offer Letter between the Company and Daniel A. Gaudreau dated May 7, 1997.

10.8	(2)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated August 18, 1999.

10.9	(2)	First Amendment to Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated September 30, 1999.

10.10	(4)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 21, 2000.

10.11	(6)	Form of Severance Agreement (Messrs. Cittadini and Gaudreau)

10.12	(6)	Form of Severance Agreement (Messrs. Ryan and Akiha and Ms. Vogt)

10.13	(6)	Form of Severance Agreement (Messrs Coggins, McKeever and Fluin)

16.1	(5)	Letter Regarding Change in Certifying Accountant

21.1		Subsidiaries of Actuate Corporation.

23.1		Consent of Independent Registered Public Accounting Firms.

24.1		Power of Attorney. (See the signature page to this Form 10-K).

31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1		Section 1350 Certifications

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741).
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(3)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 1999.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2000.
(5)	Incorporated by reference to our Form 8-K filed on June 16, 2004.
(6)	Incorporated by reference to our Form 8-K filed on November 1, 2005.
+	Indicates management or compensatory plan or arrangement.

(b)    Exhibits

See (a)(3) above.

(c)    Financial Statement Schedule

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ACTUATE CORPORATION (Registrant)

By:	/S/ DANIEL A. GAUDREAU

Daniel A. Gaudreau Senior Vice President, Operations and Chief Financial Officer

Date: March 19, 2007

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NICOLAS C. NIERENBERG Nicolas C. Nierenberg	Chairman of the Board and Chief Architect	March 19, 2007

/S/ PETER I. CITTADINI Peter I. Cittadini	Director, President and Chief Executive Officer (Principal Executive Officer)	March 19, 2007

/S/ DANIEL A. GAUDREAU Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2007

/S/ GEORGE B. BEITZEL George B. Beitzel	Director	March 19, 2007

/S/ KENNETH E. MARSHALL Kenneth E. Marshall	Director	March 19, 2007

/S/ ARTHUR C. PATTERSON Arthur C. Patterson	Director	March 19, 2007

/S/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	March 19, 2007

ACTUATE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Actuate Corporation:

We have audited the accompanying consolidated balance sheets of Actuate Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)2. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actuate Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified-prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Actuate Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 19, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

March 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Actuate Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under (Item 9A(b)), that Actuate Corporation (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Actuate Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2006:

•	The Company lacked adequate resources with sufficient technical expertise to properly account for income taxes in accordance with generally accepted accounting principles; and

•

The Company lacked effective policies and procedures to ensure that the review of schedules supporting its income tax provision was conducted in sufficient detail by someone other than the preparer of such schedules.

These deficiencies resulted in a material misstatement of the Company’s income tax provision.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Actuate Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 19, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Actuate Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Actuate Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Mountain View, California

March 19, 2007

ACTUATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$31,113	$12,490
Short-term investments	28,966	41,907
Accounts receivable, net of allowances of $826 and $1,318 at December 31, 2006 and 2005, respectively	31,233	26,798
Other current assets	5,233	2,911

Total current assets	96,545	84,106
Property and equipment, net	4,379	4,716
Goodwill	35,248	20,990
Purchased intangibles, net	5,455	1,139
Other assets	5,962	630

	$147,589	$111,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,590	$2,101
Current portion of restructuring liabilities	2,897	2,948
Accrued compensation	6,033	5,306
Acquisition related payable	4,864	—
Other accrued liabilities	4,635	3,108
Income taxes payable	703	279
Deferred revenue	38,525	31,475

Total current liabilities	59,247	45,217

Long-term liabilities:
Deferred rent	23	198
Long-term deferred revenue	2,328	913
Deferred tax liability	420	—
Restructuring liabilities, net of current portion	7,761	9,885

Total long-term liabilities	10,532	10,996

Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 69,397,135 and 67,536,651 shares, respectively; outstanding 60,893,289 and 60,170,503 shares, respectively	61	60
Additional paid-in capital	121,562	108,904
Treasury stock, at cost; 8,503,846 and 7,366,148 shares, respectively	(23,300)	(18,691)
Accumulated other comprehensive income (loss)	40	(555)
Accumulated deficit	(20,553)	(34,350)

Total stockholders’ equity	77,810	55,368

	$147,589	$111,581

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Revenues:
License fees	$46,919	$36,939	$42,703
Services	81,650	69,462	61,954

Total revenues	128,569	106,401	104,657

Costs and expenses:
Cost of license fees	2,095	2,294	3,417
Cost of services (1)	27,914	23,723	24,763
Sales and marketing (1)	49,009	37,070	41,296
Research and development (1)	21,055	16,533	19,847
General and administrative (1)	16,026	13,115	10,856
Amortization of purchased intangibles	948	487	1,110
Purchased in-process research and development	900	—	—
Restructuring charges	16	665	2,006

Total costs and expenses	117,963	93,887	103,295

Income from operations	10,606	12,514	1,362
Interest and other income, net	2,217	1,436	822

Income before provision for income taxes	12,823	13,950	2,184
Provision (benefit) for income taxes	(974)	2,359	886

Net income	$13,797	$11,591	$1,298

Basic net income per share	$0.23	$0.19	$0.02

Shares used in basic net income per share calculation	60,375	61,057	61,577

Diluted net income per share	$0.21	$0.18	$0.02

Shares used in diluted net income per share calculation	66,814	63,269	65,202

1) Includes stock based compensation expenses as follows:

	2006	2005	2004
Cost of services	$816	$—	$—
Sales and marketing	2,314	—	—
Research and development	1,213	—	—
General and administrative	2,149	—	—

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2004	64,746,811	$61	$101,578	(3,539,117)	$(8,926)	$(293)	$(47,239)	$45,181
Comprehensive income
Net income	—	—	—	—	—	—	1,298	1,298
Net unrealized losses on available-for- sale securities	—	—	—	—	—	(68)	—	(68)
Currency translation	—	—	—	—	—	(28)	—	(28)

Total comprehensive income								1,202
Issuance of common stock upon exercise of stock options	1,362,476	1	2,065	—	—	—	—	2,066
Issuance of common stock under Employee Stock Purchase Plan	125,913	—	306	—	—	—	—	306
Stock repurchase	—	—	—	(824,300)	(2,690)	—	—	(2,690)
Tax benefits from employee stock options	—	—	880	—	—	—	—	880

Balance at December 31, 2004	66,235,200	62	104,829	(4,363,417)	(11,616)	(389)	(45,941)	46,945

Comprehensive income
Net income	—	—	—	—	—	—	11,591	11,591
Net unrealized losses on available-for- sale securities	—	—	—	—	—	(56)	—	(56)
Currency translation	—	—	—	—	—	(110)	—	(110)

Total comprehensive income								11,425
Issuance of common stock upon exercise of stock options	1,077,366	1	1,529	—	—	—	—	1,530
Correction of shares outstanding	10,416	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	213,669	—	429	—	—	—	—	429
Stock repurchase	—	(3)		(3,002,731)	(7,075)	—	—	(7,078)
Tax benefits from employee stock options	—	—	2,117	—	—	—	—	2,117

Balance at December 31, 2005	67,536,651	60	108,904	(7,366,148)	(18,691)	(555)	(34,350)	55,368

Comprehensive income
Net income	—	—	—	—	—	—	13,797	13,797
Net unrealized gains on available-for- sale securities	—	—	—	—	—	72	—	72
Currency translation	—	—	—	—	—	523	—	523

Total comprehensive income								14,392
Issuance of common stock upon exercise of stock options	1,640,855	2	3,430	—	—	—	—	3,432
Issuance of common stock under Employee Stock Purchase Plan	219,629	—	462	—	—	—	—	462
Stock based compensation	—	—	6,492	—	—	—	—	6,492
Stock repurchase	—	(1)		(1,137,698)	(4,609)	—	—	(4,610)
Tax benefits from employee stock options	—	—	2,274	—	—	—	—	2,274

Balance at December 31, 2006	69,397,135	$61	$121,562	(8,503,846)	$(23,300)	$40	$(20,553)	$77,810

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities
Net income	$13,797	$11,591	$1,298
Adjustments to reconcile net income to net cash from operating activities:
Amortization of deferred compensation	—	—	96
Stock based compensation expense	6,492	—	—
Amortization of purchased intangibles	1,986	1,400	2,642
Depreciation	1,970	1,892	2,293
Purchased in-process research and development	900	—	—
Deferred tax asset utilization	(1,245)	—	—
Loss on investment	—	301	—
Tax benefits from exercise of stock options	—	2,117	880
Net operating loss utilizations related to prior acquisitions	1,547	—	—
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,200)	(2,022)	(4,568)
Other current assets	1,448	(431)	5
Accounts payable	(2,070)	214	(344)
Accrued compensation	207	62	842
Other accrued liabilities	895	(1,888)	613
Deferred tax assets	(7,366)	—	—
Income taxes payable	394	(67)	(702)
Deferred tax liability	406	—	—
Deferred rent liabilities	(174)	(122)	(69)
Restructuring liabilities	(2,175)	(3,402)	(1,028)
Deferred revenue	6,531	3,625	2,973

Net cash generated by operating activities	20,343	13,270	4,931

Investing activities
Purchase of property and equipment	(1,279)	(450)	(3,354)
Proceeds from maturities of short-term investments	76,880	71,783	75,038
Purchase of short-term investments	(63,869)	(73,812)	(75,450)
Acquisition of performancesoft, Inc., net of cash acquired	(15,668)	—	—
Purchase of source code	(1,000)	—	—
Purchase of minority shares of Actuate Japan	(354)	(366)	—
Net change in other assets	(256)	(46)	671

Net cash used in investing activities	(5,546)	(2,891)	(3,095)

Financing activities
Tax benefits from exercise of stock options	2,274	—	—
Deferred tax assets related to equity compensation	1,744	—	—
Proceeds from issuance of common stock	3,894	1,959	2,372
Stock repurchases	(4,610)	(7,078)	(2,690)

Net cash generated by (used in) financing activities	3,302	(5,119)	(318)

Net increase in cash and cash equivalents	18,099	5,260	1,518
Effect of exchange rate on cash and cash equivalents	524	(111)	(27)
Cash and cash equivalents at the beginning of the year	12,490	7,341	5,850

Cash and cash equivalents at the end of the year	$31,113	$12,490	$7,341

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,180	$325	$320

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Actuate Corporation provides software and services for Business Intelligence, Performance Management and Reporting applications. Actuate’s portfolio of products enable organizations to develop applications that optimize corporate performance. Applications built on Actuate’s open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens with information that they can easily access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. The Company’s goal is to ensure that all users can adopt decision-making information into their day-to-day activities, opening up completely new avenues for improving corporate performance. Actuate’s Performance Management Suite helps high performing organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution. Organizations have benefited from performancesoft solutions to achieve better results utilizing a number of private and public sector Performance Management frameworks, including but not limited to: the Balanced Scorecard, Malcolm Baldrige, Six Sigma, JCAHO, and The President’s Management Agenda.

Actuate was incorporated in November 1993 in the State of California and re-incorporated in the State of Delaware in July 1998. Actuate’s principal executive offices are located at 701 Gateway Boulevard, South San Francisco, California. Actuate’s telephone number is 650-837-2000. Actuate maintains a Web site at www.actuate.com.

Basis of Presentation

The consolidated financial statements include the accounts of Actuate and its wholly-owned and majority-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in Switzerland, United Kingdom, Germany, Singapore, Japan and China. All intercompany balances and transactions have been eliminated.

In January of fiscal year 2006, the Company acquired all of the outstanding shares of capital stock of performancesoft, Inc. (“performancesoft”). performancesoft was a privately-held entity headquartered in Toronto, Canada. The Company acquired performancesoft for the purpose of enhancing its current product offering by adding performancesoft’s products and technology to its existing product line. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” The Company began including the operating results of performancesoft in its consolidated financial statements from the closing date of the acquisition, which was January 5, 2006.

As of December 31, 2006, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. Accumulated losses applicable to the minority shareholders exceed their equity capital in Actuate Japan and, as a result, there is no minority interest presented on the accompanying consolidated balance sheets. This excess loss applicable to the minority shareholders has been charged to Actuate, as the minority shareholders are not obligated to contribute their share of losses exceeding their equity capital.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Actuate recognizes revenues in accordance with AICPA Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For sales to end-user customers, Actuate recognizes license revenues when a license agreement has been signed by both parties or a definitive agreement has been received from the customer, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. Actuate has not established vendor-specific objective evidence of fair value for its software licenses. Therefore, the Company recognizes revenues from arrangements with multiple elements involving software licenses under the residual method. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

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

Actuate also enters into OEM arrangements that provide for license fees based on the bundling or embedding of its products with the OEMs’ products. These arrangements generally provide for fixed, irrevocable royalty payments. Actuate recognizes license fee revenues from U.S. and International OEM arrangements when a license agreement has been executed by both parties, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Effective July 1, 2006, due to improved visibility with respect to international OEM sales transactions, we changed our policy for sales through international OEMs to be consistent with U.S. OEM arrangements. Prior to this change, we deferred revenue on sales through international OEMs until we received a royalty report or other evidence of sell-through from such OEM, assuming all other revenue recognition criteria was met. The impact to this change on revenue for fiscal 2006 was not significant.

Credit-worthiness and collectibility for end-users are assessed based on payment history and current credit profile. When a customer is not deemed credit-worthy, revenues are deferred and recognized upon cash receipt.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of marketable investments and accounts receivable. Actuate places its investments with high-credit-quality multiple issuers. The Company sells to a diverse customer base, predominantly to customers in the United States. No single customer has accounted for more than 10% of sales in any period presented. Actuate does not require collateral on sales with credit terms.

The Company’s accounts receivable is subject to collection risks. The Company’s gross accounts receivable is reserved against this risk through an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of Actuate’s customers to make required payments. It is a significant estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors. The Company looks at factors such as past experience, credit quality of the customer, age of the receivable balance, and current economic conditions. These facts are reviewed to determine whether a specific reserve for bad debt should be recorded to reduce the related receivable to the amount believed to be collectible. The Company also ceases recognizing future revenues on any outstanding domestic maintenance renewal invoices which are older than 90 days past due.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also records unspecified reserves for bad debts for all other customers based on a variety of factors, including length of time the receivables are past due and historical experience. Reserve percentages are applied to various aged categories of receivables based on historical experience to determine how much of an unspecified reserve is needed. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of Actuate’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Goodwill and Other Purchased Intangible Assets

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and acquired workforce are tested for impairment annually, or more frequently, if impairment indicators arise. Other intangible assets consist of customer lists, purchased technologies, non-compete agreements, and trademarks acquired from various acquisitions. Intangible assets acquired in business acquisitions are recorded at their fair values using the income approach or cost approach. These other intangible assets are being amortized over their expected useful lives not exceeding four years using the straight-line method. See Note 6 for further discussion.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in sales and marketing expense and amounted to $679,000, $365,000 and $480,000 in fiscal years 2006, 2005 and 2004, respectively.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. If it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the carrying value of the deferred tax assets.

Sales Taxes

The Company presents its revenues net of sales tax in its consolidated statements of operations.

Foreign Currency Translation

The functional currency of each of the Company’s foreign subsidiaries is the foreign subsidiary’s local currency except for the Company’s Cayman subsidiary, whose books and records are maintained in U.S. dollars, and accordingly its functional currency is the U.S. dollar. Actuate translates the assets and liabilities of its international non-U.S. functional currency subsidiaries into U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in accumulated other comprehensive income (loss) in the consolidated balance sheet. Currency transaction gains or losses, which have not been significant to Actuate’s operating results in any period presented, are recorded in interest and other income, net in the accompanying consolidated financial statements.

Adoption of SFAS 123(R)

The Company has various types of stock-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 9 for additional information related to these stock-based compensation plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has elected to adopt the modified prospective transition method permitted by SFAS 123(R), which applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for fiscal year 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. This cost is based on the grant-date fair value estimated at the time of the grant, in accordance with the pro forma provisions of SFAS 123. Compensation cost for all shared-based payments

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted subsequent to January 1, 2006, are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior periods were not restated to reflect the impact of adopting the new standard. The fair value of option awards is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes for the year ended December 31, 2006 was lower by $6.5 million than if it had continued to account for share-based compensation under APB 25. Also, net income for the year ended December 31, 2006 was lower by $4.8 million than if the Company had continued to follow APB 25. Basic and diluted net income per share for the year ended December 31, 2006 was lower by $0.08 and $0.07, respectively, as a result of adopting SFAS 123R. The tax benefits derived form the adoption of SFAS 123R resulted in a decrease in cashflows from operating activities of $1.7 million while cashflows from financing activities increased by $1.7 million for fiscal year 2006.

Stock-Based Compensation

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s Consolidated Statements of Operations, because the exercise price of its stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

The table below reflects pro forma net income and net income per share for the periods presented as if the Company had accounted for its stock options using the fair value method (in thousands, except income per share amounts):

	Year ended December 31,
	2005	2004
Net income—as reported	$11,591	$1,298
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax effect	(5,705)	(8,832)

Net income (loss)—pro forma	$5,886	$(7,534)

Net income (loss) per share—as reported:
Basic	$0.19	$.02

Diluted	$0.18	$.02

Net income (loss) per share—pro forma:
Basic	$0.10	$(.12)

Diluted	$0.09	$(.12)

See Note 9 for discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

Actuate accounts for stock awards issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issues To Others Than Employees for Acquiring, or In Conjunction With Selling Goods or Services” (“EITF 96-18”). Under SFAS 123 and EITF 96-18, stock awards to non-employees are accounted for at their fair value using the Black-Scholes-Merton method.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income Per Share

The Company computes basic net income per share using the weighted-average number of common shares outstanding during the period, less weighted average shares subject to repurchase. The Company computes diluted net income per share using the weighted-average number of common shares and dilutive stock options outstanding during the period using the treasury stock method.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands).

	Year ended December 31,
	2006	2005	2004
Weighted-average shares of common stock outstanding	60,375	61,057	61,577
Weighted-average dilutive stock options outstanding under the treasury stock method	6,439	2,212	3,625

Weighted-average common shares used in computing diluted net income per share	66,814	63,269	65,202

The weighted-average number of common shares excluded from the calculation of diluted net income per share was 4,601,010, 10,948,000 and 7,911,000 in fiscal years 2006, 2005 and 2004, respectively. These shares were excluded from Actuate’s calculation of weighted-average common shares used in computing dilutive net income per share as they were anti-dilutive. These anti-dilutive options could be dilutive in the future.

The weighted average exercise price of excluded stock options was $5.05, $3.91 and $4.68 for the years ended December 31, 2006, 2005 and 2004, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes currency translation adjustments and unrealized gains and (losses) on short-term investments that are not included in net income, but rather are recorded directly in stockholders’ equity. Comprehensive income includes net income and other comprehensive income (loss), and has been disclosed in the Consolidated Statements of Stockholders’ Equity. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31,
	2006	2005
Foreign currency translation adjustments	$93	$(431)
Net unrealized losses on securities	(53)	(124)

	$40	$(555)

Segment Information

Actuate provides software and services for Business Intelligence, Performance Management and Reporting applications. Actuate’s chief operating decision maker (the Chief Executive Officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Actuate considers itself to be in a single reportable segment, specifically the license, implementation and support of its

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software products. We aggregate our various groups into one segment primarily because these groups are similar in nature and the production and distribution processes are also similar. Furthermore, discrete information may also be unavailable or impractical to obtain, as these products can be cross-sold by various business units and geographies.

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

Recent Accounting Pronouncements

In December 2006, the FASB issued Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 was effective for our fiscal year ended December 31, 2006. The adoption of SAB 108 in the fourth quarter of 2006 did not have a material impact on the consolidated financial statements or results of operations of the Company for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, (“SFAS 157”) “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for periods beginning after November 15, 2007. The Company is currently evaluating the effects of implementing this new standard.

In September 2006, the FASB issued SFAS No. 158, (“SFAS 158”) “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s under funded status. The requirement to recognize the funded status of a defined postretirement plan and the disclosure requirements are effective as of the first fiscal year ending after December 15, 2006. The Company has adopted the new statement and has determined that it did not have a significant impact on the determination or reporting of its financial position or results of operations.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Income Tax Uncertainties.” FIN 48 supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The term “more-likely-than-not” means a likelihood of more than 50 percent. FIN 48 is effective as of January 1, 2007. At adoption, financial statements must be adjusted to reflect only those tax positions that are “more likely-than-not” to be sustained as of the adoption date. The Company is currently assessing the potential impact, if any, of FIN 48 on its financial statements.

2.	Investment in Actuate Japan

The minority shareholder of Actuate Japan has the option to put their equity interest (“Minority Interest”) in Actuate Japan to the Company and Actuate has the option to call the Minority Interest. In February 2006, a minority shareholder of Actuate Japan notified the Company that it wished to exercise its right to put its equity interest in Actuate Japan. This minority shareholder exercised its right on March 15, 2006 resulting in a payment of approximately $354,000 for this interest during the first quarter of fiscal year 2006. This payment was recorded as additional goodwill related to Actuate Japan. The remaining minority interest as of December 31, 2006 was approximately 12%. If the minority interest shareholder chose to put these remaining shares, Actuate would be required to pay approximately $407,000 to purchase these shares and Actuate would record the transaction at the time when the cash was paid. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise their put option, and accordingly, the Company has not accounted for the potential exercise.

3.	Acquisitions

performancesoft

On January 5, 2006, the Company acquired all of the outstanding shares of capital stock of performancesoft, Inc. The transaction was accounted for using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” The Company acquired performancesoft to enhance its current product offering. The Company began including the operating results of performancesoft in its consolidated financial statements from the closing date of the acquisition.

The acquisition principally consisted of an initial cash purchase price of $15.3 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. This contingent consideration would be payable in fiscal year 2007 assuming performance conditions were met. Due to the fact that at the time of the acquisition, the contingent consideration was not determinable beyond a reasonable doubt, the Company did not initially include this contingent consideration in the cost of the acquired enterprise at the date of acquisition. Rather, additional cash consideration of $4.9 million was recorded in the fourth quarter of 2006 when the Company was able to calculate the minimum contingency beyond a reasonable doubt. The Company recorded the additional consideration as additional cost of the acquired enterprise and this additional cost was allocated to goodwill. The Company is currently evaluating whether any additional consideration should be considered earned under the purchase agreement. If it is determined that additional consideration is earned, the Company may be required to pay additional amounts.

In addition to the $15.3 million initial cash payment, the Company placed $1.0 million in cash in escrow related to this transaction at the time of acquisition. This additional payment was paid into an escrow account pending the resolution of specific contingencies documented in the purchase agreement. The Company did not

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initially include this $1.0 million in the purchase price as the amount to be released from escrow was not determinable beyond a reasonable doubt. The entire $1.0 million balance was initially classified as other current assets on the balance sheet. In October 2006, Actuate signed an agreement with the former shareholders of performancesoft to resolve the matters on which this $1.0 million payment depended. As a result of this agreement, the Company and the former shareholders agreed that of the $1.0 million residing in escrow, $675,000 would be returned to Actuate and the remaining $325,000 would be released to the former shareholders. Since these matters have now been resolved, Actuate added $325,000 to the purchase price of the performancesoft acquisition in the fourth quarter of fiscal year 2006 and this additional cost was allocated to goodwill.

Assets acquired and liabilities assumed were recorded at their fair values as of January 5, 2006. The total $20.5 million purchase price is comprised of the following:

Cash	$20,415,693
Direct transaction costs	92,044

Total purchase price	$20,507,737

Direct transaction costs of $92,044 include legal and accounting fees, appraisal fees, and other external costs directly related to the acquisition.

Purchase Price Allocation

In accordance with SFAS No. 141, the total purchase price was allocated to performancesoft’s net tangible liabilities and identifiable intangible assets based upon their estimated fair values as of January 5, 2006. The excess purchase price over the value of the net tangible liabilities and identifiable intangible assets was recorded as goodwill. The Company determined the valuation of acquired identifiable intangible assets with the assistance of a third party valuation firm. The following represents the allocation of the initial purchase price to the acquired net assets of performancesoft and the associated estimated useful lives, inclusive of the two contingent consideration payments discussed above (in thousands):

	Amount	Estimated Useful Life
Net tangible assets and liabilities:
Accounts receivable, net	1,048	N/A
Recoverable income tax	1,595	N/A
Accounts payable	(1,665)	N/A
Deferred revenue	(1,657)	N/A
Other net assets and liabilities	(315)	N/A

	(994)	N/A
Identifiable intangible assets:
Existing technology	1,100	5 years
Customer and partner relationships	3,400	5 years
In-process research and development	900	N/A
Tradename	800	3 years
Goodwill	15,302	N/A

Total initial purchase price	$20,508

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Tradenames primarily relate to the performancesoft name and the Views product name. The value of the tradenames was determined using a relief-of-royalty method. Under this method the value of an intangible asset is determined by quantifying the cost savings a company enjoys by owning, as opposed to licensing, the intangible asset.

In-process research and development—As of the acquisition date, $900,000 was allocated to in-process research and development. In-process research and development is dependent on the status of new projects on the date the acquisition is consummated. At the date of acquisition the acquired company had two development projects that were in process, relating to its Views product and a new product offering called Track. Both of these projects were completed by the end of the third quarter of fiscal year 2006. The value of in-process research and development was determined using the excess earnings approach. The discount rates used were 18% to 19%, which take into consideration the stage of completion and the risk surrounding the successful development and commercialization of each of the purchased in-process technology projects that were valued. The Company expensed the total value of these in-process research and development projects at the time of acquisition as they were determined to have no alternative future use. This expense is shown as a separate line in the consolidated statement of operations.

Goodwill—Approximately $15.3 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present).

In connection with the performancesoft acquisition, Actuate’s Board of Directors duly authorized the issuance of stock options to eligible performancesoft employees from the Company’s 1998 Equity Incentive Plan. A total of 530,200 non-statutory stock options were issued in January 2006 under the 1998 Equity Incentive Plan at an exercise price of $3.36. Each grant shall fully vest in four years with 25% vesting at the end of year one and the remaining balance vesting in thirty-six equal monthly installments. These options were valued at their fair value in accordance with SFAS 123R and are being amortized over their vesting period using the accelerated amortization method as provided under Financial Accounting Standards Board Interpretation Number 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans” (“FIN 28”).

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Cash, Cash Equivalents and Short-Term Investments

All cash, cash equivalents and short-term investments have been classified as available–for-sale securities and are detailed as follows (in thousands):

	Cost	Net Unrealized Losses	Estimated Fair Value
Balance at December 31, 2006
Classified as cash and cash equivalents:
Cash	$23,983	$—	$23,983
Money market funds	45	—	45
Commercial paper	7,089	(4)	7,085

	31,117	(4)	31,113
Classified as short-term investments:
Auction preferred	3,400	—	3,400
Commercial paper	7,941	(11)	7,930
Corporate bonds	11,176	(25)	11,151
Federal and municipal obligations	6,498	(13)	6,485

	29,015	(49)	28,966

Total	$60,132	$(53)	$60,079

	Cost	Net Unrealized Losses	Estimated Fair Value
Balance at December 31, 2005
Classified as cash and cash equivalents:
Cash	$12,376	$—	$12,376
Money market funds	114	—	114

	12,490	—	12,490
Classified as short-term investments:
Auction preferred	24,150	—	24,150
Corporate bonds	12,881	(78)	12,803
Federal and municipal obligations	5,000	(46)	4,954

	42,031	(124)	41,907

Total	$54,521	$(124)	$54,397

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

As of December 31, 2006, the stated maturities of the Company’s short-term investments are $19.8 million within one year and $9.2 million beyond one year. As of December 31, 2005, the stated maturities of the Company’s short-term investments are $25.2 million within one year and $16.8 million beyond one year. These investments are generally classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income, net of tax. Actuate views all of its marketable securities as highly liquid and available for use in current operations. Accordingly, Actuate has classified all of its marketable securities as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date.

In addition, all auction rate securities, including auction preferred and short-term municipals, are classified as short-term investments regardless of the underlying reset date.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Furniture and fixtures	$3,564	$3,535
Computers and purchased software	8,264	7,411
Leasehold improvements	4,255	3,904

Total	16,083	14,850
Less: accumulated depreciation and amortization	(11,704)	(10,134)

Property and equipment, net	$4,379	$4,716

6.	Goodwill and Purchased Intangible Assets

In accordance with SFAS 142, the Company performs its annual impairment test of goodwill on October 1 of each year. The Company completed its annual assessment of goodwill on October 1, 2006, and no impairment of goodwill was determined as a result of this assessment. Following is a roll-forward of the activity that affected goodwill during the fiscal year ended December 31, 2006 (in thousands):

Goodwill as of December 31, 2005	$20,990
Acquisition of performancesoft (initial purchase price allocation)	10,010
Additional allocation for performancesoft	5,292
Repurchase of Japan minority interest	354
Acquired net operating losses utilized	(1,398)

Goodwill as of December 31, 2006	$35,248

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

During fiscal year 2006, the Company also made adjustments to goodwill and purchased technology related to the tax affected portion of the net operating losses (NOLs) utilized with respect to the Tidestone and Nimble acquisitions, respectively. These adjustments resulted in reductions of approximately $1.4 million and $149,000 to the Company’s goodwill and purchased intangibles balances, respectively.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$14,000	$(11,280)	$2,720	$10,600	$(10,600)	$—
Workforce	408	(408)	—	408	(408)	—
Purchased technologies	8,291	(6,089)	2,202	6,189	(5,050)	1,139
Non-compete agreements	1,030	(1,030)	—	1,030	(1,030)	—
Trademark	1,500	(967)	533	700	(700)	—

	$25,229	$(19,774)	$5,455	$18,927	$(17,788)	$1,139

Amortization expense of purchased intangible assets was approximately $2.0 million, $1.4 million and $2.6 million for fiscal years ended December 31, 2006, 2005 and 2004, respectively. These charges are included in cost of license fees and amortization of purchased intangibles in the accompanying consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2007	$1,955
2008	1,700
2009	900
2010	900

$5,455

7.	Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31, 2006	December 31, 2005
Maintenance and support	$34,001	$24,948
Other	6,852	7,440

	$40,853	$32,388
Less: Current portion	(38,525)	(31,475)

Long-term deferred revenue	$2,328	$913

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Contractual Obligations and Commercial Commitments

Operating Lease Commitments

Actuate leases its headquarter facilities under non-cancelable operating leases expiring in February 2008 and in April 2011. Actuate’s properties consist of leased facilities for sales and marketing, research and development, services and support and administrative personnel. Actuate’s headquarters facilities consist of approximately 124,000 square feet in South San Francisco, California, of which approximately 50,000 square feet have been subleased. Actuate also leases office facilities in various locations in the United States and abroad. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company has long-term deferred rent of approximately $23,000 and $198,000 as of December 31, 2006 and 2005, respectively.

In December 2000, the Company entered into a ten-year lease agreement for additional office space in a building adjacent to Actuate’s headquarters in South San Francisco, California. Actuate has not occupied any space in this facility. However, Actuate does sublease some of the space in this adjacent facility to a third party. The Company recorded a charge of $24.8 million related to the exit of this idle facility during fiscal year 2002. In conjunction with the signing of these two building leases, Actuate provided the landlord with a letter of credit in the amount of $3.9 million as a security deposit. The value of the letter of credit has decreased over time. As of December 31, 2006, only one letter of credit for $457,000 remains securing these leases. Actuate has granted a security interest in all of its assets as security for the letter of credit.

The Company is currently reaching the end of its lease term on its principal facility located at 701 Gateway, in South San Francisco which, expires in February 2008. As a result, the Company is in the process of evaluating several facility options that will adequately suit its needs beyond February 2008. These options may include extending the current lease or moving the headquarter operations to another facility.

In addition to the Company’s operating leases related to its headquarters, Actuate also has operating leases for various smaller facilities which house its foreign offices. Rent expense for all facilities under operating leases was approximately $5.1 million, $4.3 million, and $5.0 million in fiscal years 2006, 2005, and 2004, respectively.

Future minimum lease payments under operating leases (net of sublease income) are as follows (in thousands):

Fiscal Year	Future Minimum Lease Payments(1)
2007	$6,026
2008	3,431
2009	3,355
2010	4,224
2011	1,633
Thereafter	550

Total	$19,219

(1)	Our future contractual obligations include minimum lease payments under operating leases at December 31, 2006, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $10.2 million is included in restructuring liabilities on the Company’s consolidated balance sheet as of December 31, 2006.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnification

In the normal course of business, we provide customers with indemnification provisions of varying scope against claims of intellectual property infringement by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

9.	Stockholders’ Equity

Preferred Stock

Under the terms of the certificate of incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, to issue preferred stock in one or more series. Each series shall have the rights, preferences, privileges and restrictions, such as dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the right to increase or decrease the number of shares of any series, as the Board of Directors shall determine. The Board of Directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring or preventing a change in control of Actuate and could adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. The Company currently has no plans to issue any preferred stock.

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

Options granted under the 1998 Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant with the remaining balance vesting monthly over the next four or three years, with a maximum contractual life of ten years. Upon a change in control, an Award under the 1998 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another Award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 1998 Plan will accelerate in

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

full. All outstanding repurchase rights under the 1998 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2006, 11,427,656 shares of common stock were reserved and available for future grants under the 1998 Option Plan.

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

Options granted under the 2001 Plan are exercisable when vested. Shares generally vest at the rate of 25% after one year from the date of grant and the remaining balance vesting monthly over the next four years, with a maximum contractual life of ten years. Upon a change in control, an award under the 2001 Plan will become fully vested as to all shares subject to such award if such award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an award under the 2001 Plan will accelerate in full. All outstanding repurchase rights under the 2001 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2006, 686,404 shares of common stock were reserved and available for future grants under the 2001 Option Plan.

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

All options granted under the T-98 Option Plan are incentive stock options qualified under Section 422 of the Code, with a vesting term of five years while the options granted under the T-99 Option Plan are non-statutory stock options with a vesting term of three years. All options have a maximum contractual life of ten years. Options granted under the Tidestone Option Plans are generally exercisable upon grant, subject to repurchase rights by us until vested. Under the T-99 Option Plan, shares generally vest at the rate 33% annually. Under the T-98 Option Plan, shares generally vest at the rate of 20% annually. Upon a change in control, an award under the Tidestone Option Plans will become fully vested as to all shares subject to such award if such award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such award with another award of substantially the same terms. As of December 31, 2006, 31,987 and 2,055 shares of common stock were reserved and available for future grants under the T-98 Option and T-99 Option Plan, respectively.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On May 30, 2007, the Company plans to ask its stockholders to amend the Directors’ Option Plan to, among other things, extend its term to May 27, 2018. The Directors’ Option Plan will terminate on May 27, 2008, unless terminated sooner by the board. However, vesting will automatically accelerate in full upon (i) an acquisition of Actuate by merger, consolidation or asset sale, (ii) a tender offer for more than 50% of the outstanding voting stock or proxy contest for Board membership or (iii) the death or disability of the optionee while serving as a Board member. As of December 31, 2006, 330,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

Activity under all option plans was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 2003	8,428,289	19,242,199	$0.06-$31.19	$2.85
Additional authorization	2,800,000	—	—	—
Options granted	(3,220,800)	3,220,800	$2.40-$4.28	$2.92
Options exercised	—	(1,362,476)	$0.06-$3.75	$1.54
Options forfeited and cancelled	2,056,619	(2,021,390)	$0.79-$6.90	$3.43

Balance at December 31, 2004	10,064,108	19,079,133	$0.06-$31.19	$2.90
Additional authorization	2,800,000	—	—	—
Options granted	(3,014,030)	3,014,030	$1.80-$3.47	$2.43
Options exercised	—	(1,077,366)	$0.06-$2.90	$1.44
Options forfeited and cancelled	1,723,393	(1,723,393)	$0.82-$7.59	$3.73

Balance at December 31, 2005	11,573,471	19,292,404	$0.16-$31.19	$2.83
Additional authorization	2,800,000	—	—	—
Options granted	(3,141,200)	3,141,200	$3.16-$5.94	$3.70
Options exercised	—	(1,640,855)	$0.16-$5.26	$2.11
Options forfeited and cancelled	1,245,831	(1,245,831)	$1.04-$17.25	$3.55

Balance at December 31, 2006	12,478,102	19,546,918	$0.16-$31.19	$2.98

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of stock options granted was $2.40 in fiscal year 2006, $1.82 in fiscal year 2005 and $2.39 in fiscal year 2004. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $4.3 million, $1.2 million and $2.5 million, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.16-$1.37	205,958	1.18 years	$0.91	205,125	$0.90
$1.39-$1.49	6,489,940	5.66 years	$1.49	6,461,315	$1.49
$1.56-$2.99	4,480,174	7.40 years	$2.59	2,587,921	$2.61
$3.00-$3.65	3,919,694	6.28 years	$3.53	1,743,771	$3.53
$3.66-$31.19	4,451,152	5.40 years	$5.18	3,628,926	$5.41

$0.16-$31.19	19,546,918	6.08 years	$2.98	14,627,058	$2.90

At December 31, 2006, options outstanding had an intrinsic value of $61.7 million. At December 31, 2006, 19,216,665 options were vested and expected to vest, with an aggregate intrinsic value of $60.8 million, a weighted average exercise price of $2.98 and a weighted average remaining contractual term of 6.03 years. The aggregate intrinsic value and weighted-average remaining contractual term of options currently exercisable at December 31, 2006 were $48.4 million and 5.31 years, respectively.

Amended and Restated 1998 Employee Stock Purchase Plan

The 1998 Amended and Restated Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan is automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. If the market price of Actuate’s stock at the end of any six-month purchase period is lower than the stock price at the original grant date, the offering period is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. Employees enrolled prior to August 1, 2006 may purchase up to 500 shares per accumulation period until the end of their current accumulation period at which time they may purchase up to 1000 shares per accumulation period. New participants starting in the August 1 offering period may purchase up to 1000 shares per accumulation period. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with the Company. The Purchase Plan has been amended and restated to account for stock splits. During fiscal year 2006, the Company issued 219,629 common shares under the Purchase Plan, with a weighted-average purchase price of $2.10. As of December 31, 2006, 4,559,056 shares had been purchased under the Purchase Plan and 1,240,944 shares of common stock were reserved and available for future issuance.

As of December 31, 2006, the number of shares of common stock reserved for future issuance under all option plans and the Purchase Plan was 13,719,046.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation and Expense Information under SFAS 123(R)

Beginning January 1, 2006, the Company adopted SFAS 123R. See Note 1 for a description of the Company’s adoption of SFAS 123R. The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company elected to adopt the modified prospective transition method permitted by SFAS 123(R), which applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for fiscal year 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. This cost is based on the grant-date fair value estimated at the time of the grant, in accordance with the pro forma provisions of SFAS 123R. Compensation cost for all share-based payments granted subsequent to January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior periods were not restated to reflect the impact of adopting the new standard. The fair value of option awards is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The Company amortizes its stock-based compensation expense for all awards in accordance with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The fair value of the share-based awards granted in all periods was estimated using the Black-Scholes-Merton method, with the following weighted-average assumptions:

	Options
	Year ended December 31,
	2006	2005	2004
Dividends	0%	0%	0%
Forfeiture rate	4%	N/A	N/A
Risk-free interest rate	4.50 – 4.88%	3.38 – 4.13%	2.25 – 3.13%
Expected life (in years)	4.16 – 4.60	3.0	3.0
Expected volatility	80.88 – 86.82%	78.70 – 97.38%	106.94 – 118.49%

	ESPP
	Year ended December 31,
	2006	2005	2004
Dividends	0%	0%	0%
Risk-free interest rate	4.68 – 5.08%	3.03 – 3.87%	1.24 – 3.38%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	42.58 – 46.05%	45.19 – 46.36%	67.07 – 97.38%

The weighted-average grant date fair value of stock options granted was $2.40 in fiscal year 2006, $1.82 in fiscal year 2005 and $2.39 in fiscal year 2004. The total compensation cost for share-based payments and the related tax benefits was $6.5 million and $2.3 million, respectively in fiscal year 2006.

During fiscal years 2006, 2005 and 2004, Actuate issued 219,629 shares, 213,669 shares and 125,913 shares, respectively, under the Purchase Plan. The weighted-average deemed fair value of employees’ stock

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase rights under the Purchase Plan during fiscal years 2006, 2005 and 2004 was $1.44, $0.77 and $1.54, respectively. The tax benefits derived from the adoption of SFAS 123R resulted in a decrease in cashflows from operating activities of $1.7 million while cashflows from financing activities increased by $1.7 million for fiscal year 2006.

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

In January 2005, pursuant to the stock repurchase program announced in September 2001, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This has further been confirmed at various times when the Board of Directors authorized management to proceed with the repurchases. The Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advance by the Board. During fiscal year 2006, the Company repurchased a total of 1.1 million shares of the Company’s common stock, totaling approximately $4.6 million.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The facility exit charge of $24.8 million was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The remaining $3.3 million was related to the write-off of furniture and fixtures associated with the 801 Gateway facilities. The facility had been idle since the lease term began in May 2001 and Actuate formally made a decision to exit this facility during the third quarter of fiscal year 2002. The estimated costs of exiting the facility, including estimated costs to sublease, were based on market information and trend analysis. As of December 31, 2006, approximately $10.2 million of lease exit costs, net of anticipated sublease income, remain accrued and are expected to be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. Actual future cash requirements may differ from the accrual at December 31, 2006, particularly if the actual sublease income is significantly different from current estimates or if the Company is unsuccessful in its efforts to sublease its facility.

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2006, 2005 and 2004 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2003	—	17,262	17,262
Restructuring charges	2,006	—	2,006
Cash payments	(612)	(3,649)	(4,261)
Changes in estimate	(125)	—	(125)
Rents collected on the sublease	—	1,352	1,352

Balance at December 31, 2004	1,269	14,965	16,234
Restructuring charges	744	(79)	665
Cash payments	(1,106)	(4,062)	(5,168)
Changes in estimate	(442)	278	(164)
Rents collected on the sublease	—	1,266	1,266

Balance at December 31, 2005	465	12,368	12,833
Restructuring charges	45	(29)	16
Cash payments	(89)	(3,450)	(3,539)
Changes in estimate	29	1	30
Rents collected on the sublease	—	1,318	1,318

	450	10,208	10,658
Less: Current portion	(450)	(2,447)	(2,897)

Long-term balance at December 31, 2006	$—	$7,761	$7,761

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Federal:
Current	$3,174	$1,855	$544
Deferred	(3,556)	—	—

	(382)	1,855	544

State:
Current	1,051	394	155
Deferred	(2,013)	—	—

	(962)	394	155

Foreign:
Current	402	239	187
Deferred	(32)	(129)	—

	370	110	187

Provision (benefit) for income taxes	$(974)	$2,359	$886

The tax benefits associated with exercises of stock options reduced taxes currently payable as shown above by $2.3 million, $2.1 million and $880,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Such benefits were credited to additional paid-in capital. Tax expense or benefits associated with the increase or reduction of tax reserves increased taxes currently payable by approximately $275,000 in 2006 and reduced taxes currently payable by $500,000 in 2005. Tax benefits associated with the utilization of acquired net operating loss carryforwards reduced taxes currently payable as shown above by approximately $764,000 in 2006 and approximately $193,000 in 2005. Of these benefits, approximately $120,000 and $51,000 was credited to purchased technology and approximately $644,000 and $142,000 to goodwill in 2006 and 2005, respectively.

The following table represents the profit (loss) before income taxes for domestic and foreign operations (in millions):

	Year ended December 31,
	2006	2005	2004
Domestic	$8.3	$10.3	$5.7
Foreign	4.5	3.7	(3.5)

Profit before income taxes	$12.8	$14.0	$2.2

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory rate (35 percent) to income before taxes is explained below (in thousands):

	Year ended December 31,
	2006	2005	2004
Income taxes at federal statutory rate	$4,488	$4,883	$764
Permanent differences	942	(94)	—
Operating loss not utilized	—	—	601
Foreign tax rate differential	(1,097)	(941)	—
Valuation allowance release	(5,406)	(1,040)	—
State tax, net of federal benefit	695	172	125
Tax credits	(909)	(123)	(319)
Increase /(decrease) of tax reserves	275	(500)	(333)
Other	38	2	48

	$(974)	$2,359	$886

As of December 31, 2006, Actuate had federal net operating loss carryforwards of approximately $2.3 million. The federal net operating loss carryforwards will expire in 2023 if not utilized. As of December 31, 2006, Actuate had federal and state research tax credit carryforwards of approximately $3.9 million and $5.4 million, respectively. The federal research credits will expire at various dates beginning in the year 2013 through 2024 if not utilized.

Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $4.6 million. Actuate intends to reinvest these earnings indefinitely in its operations outside the U.S.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of deferred tax assets and liabilities for federal and states are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets
Net operating loss carryforwards	$5,712	$15,049
Research credit carryforwards	7,857	8,418
performancesoft deferred tax assets	3,197	—
Depreciation and amortization	501	2,612
Accruals and allowances not currently tax deductible	6,762	7,334
Non-qualified stock options (SFAS 123R)	1,745	—

Total deferred tax assets	$25,774	$33,413

Valuation allowance	(17,246)	(32,600)

Net deferred tax assets	$8,528	$813

Deferred tax liabilities
Acquired intangible assets	$1,950	$684

Net deferred tax assets	$6,578	$129

SFAS No. 109, “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The net valuation allowance decreased by approximately $15.3 million and $1.9 million during the years ended December 31, 2006 and 2005, respectively. The $15.3 decrease in fiscal year 2006 results from the utilization of deferred tax assets in 2006 of $3.1 million, release of the valuation allowance of $6.4 million during the fourth quarter, adjustments of $4.6 million to deferred tax balances including the write off of acquired net operating losses expected to expire and an increase of $1.3 million in gross deferred tax liabilities. The $1.9 million decrease in fiscal year 2005 results from decreases in gross deferred tax assets of approximately $2.9 million, and decreases of approximately $1.0 million in gross deferred tax liabilities. As of December 31, 2006, approximately $4.5 million of the valuation allowance reflected above relates to the tax benefits of stock option deductions that will be credited to additional paid-in capital when realized, and approximately $4.1 million of the valuation allowance reflected above relates to the tax attributes from acquisitions that will be credited to intangibles and goodwill, if realized.

In connection with our acquisition of performancesoft, we recorded an income tax receivable of $1.7 million, deferred tax assets of $ 2.6 million with a valuation allowance of $2.4 million and a deferred tax liability of $ 2.5 million. During 2006, the income tax receivable was reduced to $57,000, reflecting refunds received; the deferred tax assets increased to $3.3 million along with the valuation allowance increasing to $3.2 million reflecting additional research and development costs incurred subsequent to the initial purchase allocation; and the deferred tax liability was reduced to $1.7 million, reflecting the write-off of purchased technology and book amortization. The recording of the valuation allowance resulted in a corresponding increase in the goodwill recorded as part of the acquisition. As this valuation allowance is reduced in the future, the goodwill balance will be reduced accordingly.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Geographic Information

Actuate’s primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Japan. Actuate’s revenues by geographic area are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Revenues:
North America	$96,955	$81,223	$82,272
Europe	26,679	20,674	17,516
Asia Pacific and others	4,935	4,504	4,869

Total revenue	$128,569	$106,401	$104,657

International sales accounted for 25%, 24% and 21% of Actuate’s total revenues in fiscal 2006, 2005 and 2004, respectively.

13.	Contingencies

Actuate is engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, Actuate believes that the ultimate outcome of any of these actions will not have a material effect on its consolidated financial position or results of operations.

14.	Subsequent Events

Under the Company’s stock repurchase program, the Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advance by the Board. Subsequent to December 31, 2006 through the date of this filing, the Company has repurchased a total of 830,618 shares for a total of approximately $4.5 million in the open market under this stock repurchase plan.

In March of 2007 the Company reached a mutual understanding with the sublessee of the office space located adjacent to the Company’s headquarters facilities. The parties have agreed in concept to extend the term of the sublease agreement through April 30, 2011. The sublease would be for the same amount of square footage as is currently under sublease and the rates negotiated in this extension will be comparable to those currently being paid by the sublessee. The Company has signed the proposed agreement. The sublessee is expected to counter sign the agreement before the end of the first quarter of fiscal 2007.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial data for the eight quarters ended December 31, 2006 (in thousands, except per share data).

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$29,844	$31,672	$31,929	$35,124
Income (loss) from operations (1)	$(356)	$2,353	$3,620	$4,989
Net income (loss)	$(470)	$1,587	$2,511	$10,169
Net income (loss) per share:
Basic	$(0.01)	$0.03	$0.04	$0.17
Diluted	$(0.01)	$0.02	$0.04	$0.15

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$24,625	$25,770	$26,845	$29,161
Income from operations	$54	$3,417	$4,589	$4,454
Net income	$245	$3,477	$3,740	$4,129
Net income per share:
Basic	$—	$0.06	$0.06	$0.07
Diluted	$—	$0.06	$0.06	$0.07

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
(1) Includes stock based compensation expenses	$1,553	$1,555	$1,690	$1,694

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Acquired through acquisition	Additions (reductions) charged to costs and expenses	Additions charged to other accounts(1)	Deductions(2)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2006	$1,318	$405	$(184)	$(235)	$(478)	$826
Year ended December 31, 2005	1,489	—	109	80	(360)	1,318
Year ended December 31, 2004	2,277	—	145	(288)	(645)	1,489

(1)	Represents amounts charged to revenue and deferred revenue for sales returns and other revenue related items.
(2)	Deductions are primarily comprised of write-offs of receivable balances against the Allowance for Doubtful accounts.