Form 10-Q
period 2007-03-31
ACTUATE CORP
filed 2007-05-10
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of March 31, 2007
Common Stock, par value $.001 per share	60,542,429

Actuate Corporation

Part I. Financial Information

Item 1. Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$35,068	$31,113
Short-term investments	33,978	28,966
Accounts receivable, net of allowance of $743 and $826 at March 31, 2007 and December 31, 2006, respectively	22,259	31,233
Other current assets	4,815	5,233

Total current assets	96,120	96,545
Property and equipment, net	4,001	4,379
Goodwill	35,245	35,248
Other purchased intangibles, net	4,962	5,455
Other assets	7,538	5,962

	$147,866	$147,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,083	$1,590
Current portion of restructuring liabilities	2,995	2,897
Accrued compensation	4,438	6,033
Acquisition related payable	4,864	4,864
Other accrued liabilities	4,363	4,635
Income taxes payable	729	703
Deferred revenue	40,053	38,525

Total current liabilities	58,525	59,247

Long-term liabilities:
Deferred rent	—	23
Long-term deferred revenue	1,861	2,328
Deferred tax liability	1,985	420
Income tax payable	45	—
Restructuring liabilities, less current portion	7,136	7,761

Total long-term liabilities	11,027	10,532

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 69,876,893 and 69,397,135 shares, respectively; outstanding 60,542,429 and 60,893,289 shares, respectively	61	61
Additional paid-in capital	125,145	121,562
Treasury stock, at cost; 9,334,464 and 8,503,846 shares, respectively	(27,852)	(23,300)
Accumulated other comprehensive income	162	40
Accumulated deficit	(19,202)	(20,553)

Total stockholders’ equity	78,314	77,810

	$147,866	$147,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
License fees	$11,990	$9,987
Services	19,985	19,857

Total revenues	31,975	29,844

Costs and expenses:
Cost of license fees	460	494
Cost of services	6,290	7,674
Sales and marketing	13,106	11,557
Research and development	5,468	5,283
General and administrative	4,537	4,055
Amortization of other purchased intangibles	237	237
In-process research and development	—	900
Restructuring charges	297	—

Total costs and expenses	30,395	30,200

Income (loss) from operations	1,580	(356)
Interest and other income, net	752	335

Income (loss) before income taxes	2,332	(21)
Provision for income taxes	936	449

Net income (loss)	$1,396	$(470)

Basic net income (loss) per share	$0.02	$(0.01)

Shares used in basic per share calculation	60,798	60,183

Diluted net income (loss) per share	$0.02	$(0.01)

Shares used in diluted per share calculation	68,389	60,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income (loss)	$1,396	$(470)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase	1,897	1,553
Amortization of other purchased intangibles	489	459
Depreciation	550	463
In-process research and development	—	900
Net operating loss utilizations related to prior acquisitions	7	189
Restructuring charges	297	—
Accretion of discount on short-term debt securities	(177)	71
Changes in operating assets and liabilities:
Accounts receivable, net	8,974	6,077
Other current assets	422	283
Accounts payable	(507)	(1,440)
Accrued compensation	(1,595)	(1,726)
Other accrued liabilities	(272)	(455)
Deferred tax assets	(1,570)	164
Deferred tax liabilities	1,565	—
Income taxes payable	26	7
Deferred rent liabilities	(23)	(39)
Restructuring liabilities	(824)	(624)
Deferred revenue	1,061	(625)

Net cash provided by operating activities	11,716	4,787

Investing activities
Purchases of property and equipment	(172)	(178)
Proceeds from maturity of short-term investments	11,124	21,551
Purchases of short-term investments	(15,930)	(8,400)
Purchases of minority shares of Actuate Japan	—	(354)
Acquisition of performancesoft, Inc., net of cash acquired	—	(15,320)
Change in non-current assets	(10)	(999)

Net cash used in investing activities	(4,988)	(3,700)

Financing activities
Tax benefit from exercise of stock options	492	84
Proceeds from issuance of common stock	1,194	831
Stock repurchases	(4,552)	(989)

Net cash used in financing activities	(2,866)	(74)

Net increase in cash and cash equivalents	3,862	1,013
Effect of exchange rates on cash and cash equivalents	93	6
Cash and cash equivalents at the beginning of the period	31,113	12,490

Cash and cash equivalents at the end of the period	$35,068	$13,509

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

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 20, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months ended March 31, 2007 are not necessarily indicative of operating results for any other future interim period or the full fiscal year.

Actuate adopted the provisions of Financial Accounting Standards Interpretation, or FIN, No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48)” on January 1, 2007. FIN 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon its adoption of FIN 48, Actuate applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying the provisions of FIN 48 have been reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the Condensed Consolidated Balance Sheet as of the beginning of fiscal year 2007.

Actuate adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” on January 1, 2007. EITF No. 06-03 allows companies to choose either the gross basis or net basis of income statement presentation for taxes collected from customers and remitted to governmental authorities and requires companies to disclose such policy. Actuate applies the net basis presentation for taxes collected from customers and remitted to governmental authorities.

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

During the first quarter of 2007, we booked an out of period adjustment related to deferred revenue that should have been recognized in the third quarter of fiscal 2006. As a result of this out of period adjustment, first quarter 2007 total revenues were positively impacted by approximately 1% or $250,000 while net income was increased by approximately $147,000. This out of period adjustment had no impact to our basic or diluted per share results for the first quarter of 2007.

Stock-Based Compensation

The Company has various types of stock-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for additional information related to these stock-based compensation plans.

Stock-based compensation expense and the related income tax benefit recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” in the Condensed Consolidated Income Statements in connection with stock options and the ESPP for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Stock Options	$1,809	$1,452
ESPP	88	101

Total stock-based compensation	$1,897	$1,553

Income tax benefit	$492	$84

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the three months ended March 31, 2007 and 2006 are as follows:

	Options		ESPP
	Three Months Ended		Three Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Volatility	80.41%	86.82%	38.66%	42.58%
Expected term (years)	5.31	4.16	.5	.5
Risk free interest rate	4.63%	4.50%	5.05%	4.68%
Expected dividend yield	0%	0%	0%	0%

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

The table below reconciles the weighted average common shares used to calculate basic net income (loss) per share with the weighted-average common shares used to calculate diluted net income (loss) per share (in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted-average common shares outstanding	60,798	60,183
Weighted-average dilutive stock options outstanding under the treasury stock method	7,591	—

Weighted-average common shares used in computing diluted net income (loss) per share	68,389	60,183

We generated net income for the first quarter of fiscal year 2007. Under the treasury stock method, stock options with exercise prices exceeding the average share price of our Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 2,423,523 for the three months ended March 31, 2007. In the first quarter of fiscal year 2006, the Company excluded 20,920,000 stock options from its calculation of weighted-average common shares used in computing dilutive net loss per share. Such stock options, had they been dilutive, would have been included in the computation of diluted net loss per share.

The weighted average exercise price of excluded stock options was $6.85 and $2.26 for the quarter entered March 31, 2007 and 2006, respectively.

Comprehensive Income

Other comprehensive income includes currency translation adjustments and unrealized gains on short-term investments that are not included in net income (loss), but rather are recorded directly in stockholders’ equity. Other comprehensive income during the first quarter of fiscal 2007 and 2006 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$1,396	$(470)
Foreign currency translation adjustment	93	6
Net unrealized gain on securities	29	17

Comprehensive income (loss)	$1,518	$(447)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of FAS 159 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FAS 159 will have on our financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 157, (“SFAS 157”) “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for periods beginning after November 15, 2007. The Company is currently evaluating the effects of implementing this new standard.

2. Acquisition of performancesoft, Inc.

On January 5, 2006, we acquired all of the outstanding stock of performancesoft Inc. The acquisition principally consisted of an initial cash purchase price of $15.3 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. Due to the fact that the contingent consideration was not determinable beyond a reasonable doubt at the time of acquisition, the Company did not include this contingent consideration in the acquisition accounting at the date of acquisition. Rather, it was recorded when we were able to determine the estimated amount of the payout beyond a reasonable doubt, which occurred in the fourth quarter of 2006. Based on the criteria stipulated in the acquisition agreement, we determined that the earnout payment would be approximately $4.9 million. We recorded this additional consideration as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill. This additional consideration is expected to be paid in the second quarter of fiscal year 2007. In addition to the earnout payment, we also paid $325,000 to the former shareholders based on the resolution of specific contingent items documented in the purchase agreement. This additional cost was also allocated to goodwill during fiscal 2006.

3. Investment in Actuate Japan

The minority shareholders of Actuate Japan have the option to put their equity interest (“Minority Interest”) in Actuate Japan and Actuate has the option to call the Minority Interest. In February 2006, a minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its equity interest in Actuate Japan. This minority shareholder exercised its right on March 15, 2006 resulting in a payment of approximately $354,000 for this interest during the first quarter of fiscal year 2006. This payment was recorded as additional goodwill related to Actuate Japan. The remaining minority interest as of March 31, 2007 was approximately 12%. If the minority interest shareholder chose to put these remaining shares, Actuate would be required to pay approximately $408,000 to purchase these shares. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise its put option.

4. Restructuring Charges

During the first quarter of fiscal year 2007, we evaluated the consolidation of our facilities as a result of the performancesoft acquisition and determined that an additional $297,000 facility-related restructuring charge was required. This charge was directly related to the consolidation of our three offices located in United Kingdom into one office and was accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

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

In early October 2004, Actuate implemented an additional restructuring. The costs associated with this restructuring totaled $1.4 million in the fourth quarter of fiscal year 2004 and were primarily comprised of severance and related costs. The restructuring plan resulted in the elimination of approximately 9% of the Company’s worldwide workforce or 53 positions across all levels and functions. The Company incurred additional expenditures of approximately $665,000 during fiscal year 2006 related to this restructuring.

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

Actuate initially recorded a charge of $24.8 million related to the exit of its idle facility. The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The remaining $3.3 million was related to the write-off of furniture and fixtures associated with the 801 Gateway facilities. As discussed above, Actuate made an adjustment of $188,000 to increase this facility exit liability during the second quarter of fiscal year 2003. As of March 31, 2007, approximately $9.6 million of lease exit costs, net of anticipated sublease income, remain accrued and are expected to be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. Actual future cash requirements may differ materially from the accrual at March 31, 2007, particularly if the actual sublease income is significantly different from current estimates or if the Company is unsuccessful in its efforts to sublease its facility. The facility exit charge also included a $3.4 million write-off of property and equipment (primarily leasehold improvements) as a result of the abandonment of leased facilities.

The following table summarizes the restructuring accrual activity during the three months ended March 31, 2007 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2006	$450	$10,208	$10,658
Restructuring charges	—	297	297
Cash payments	—	(1,159)	(1,159)
Rents collected on the sublease	—	335	335

	450	9,681	10,131
Less: current portion	(450)	(2,545)	(2,995)

Long-term balance at March 31, 2007	$—	$7,136	$7,136

5. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.

The Company adopted the provisions of FASB Interpretation No, 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Under FIN 48, only income tax positions that meet the more likely than not recognition threshold may be recognized in the financial statements. An income tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

Significant judgment is required in applying the principles of FIN 48 and SFAS 109. The calculation of our provision for income taxes involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be predicted with certainty. In addition, we cannot be certain that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods.

As of January 1, 2007, the Company had total federal, state, and foreign unrecognized tax benefits of $2.1 million. Of that total, approximately $320,000 of the unrecognized tax benefits that, if recognized would affect the effective tax rate.

Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For the years prior to adoption of FIN 48, the Company did not have interest or penalties on unrecognized tax benefits and therefore, had no established accounting policy. As of January 1, 2007, the Company had no interest or penalties accrued on the unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for the years before 2003. As of March 31, 2007, the Company did not have nor does not expect any material changes to unrecognized tax benefits within the next twelve months.

6. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources related to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues:
North America	$23,612	$22,798
Europe	7,264	6,086
Asia Pacific and others	1,099	960

	$31,975	$29,844

As of March 31, 2007, we operated solely in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. There were no customers that accounted for more than 10% of total revenues in the three months ended March 31, 2007 or 2006.

7. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with SFAS 142, the Company performs its annual impairment test of goodwill on October 1 of each year. Following is a rollforward of the activity that affected goodwill during the quarter, (in thousands):

Goodwill as of December 31, 2006	$35,248
Acquired net operating losses utilized	(3)

Goodwill as of March 31, 2007	$35,245

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$14,000	$(11,450)	$2,550	$14,000	$(11,280)	$2,720
Workforce	408	(408)	—	408	(408)	—
Purchased technologies	8,287	(6,342)	1,945	8,291	(6,089)	2,202
Non-compete agreements	1,030	(1,030)	—	1,030	(1,030)	—
Trademark	1,500	(1,033)	467	1,500	(967)	533

	$25,225	$(20,263)	$4,962	$25,229	$(19,774)	$5,455

During the first quarter of 2007, the Company made adjustments to goodwill and purchased technology related to the tax affected portion of the net operating losses (NOLs) utilized with respect to the Tidestone and Nimble acquisitions, respectively. These adjustments resulted in reductions of approximately $3,000 and $4,000 to the Company’s goodwill and purchased intangibles balances, respectively.

Amortization expense of purchased intangible assets was approximately $489,000 and $459,000 for the quarters ended March 31, 2007 and 2006, respectively. Of this total, approximately $252,000 and $222,000 was related to the amortization of purchased technology. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and intangibles
2007 (remainder of year)	$1,462
2008	1,700
2009	900
2010	900

$4,962

8. Contingencies

General

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our consolidated financial position or results of operations.

Commitments & Contingencies

Our license agreements include indemnification for infringement of third party intellectual property rights and also include certain warranties. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

In connection with the office building leases in South San Francisco, California, we initially provided the landlord with letters of credit in the amount of $3.9 million as a security deposit. These letters of credit have been reduced at pre-determined intervals. As of March 31, 2007, only one letter of credit for $457,000 remains securing these leases.

The Company will reach the end of its lease term on its principal facility located at 701 Gateway, in South San Francisco, in February 2008. As a result, the Company is in the process of evaluating several facility options that will adequately suit its needs beyond February 2008. These options may include extending the current lease or moving its headquarters to another facility.

In addition to the Company’s operating leases related to its headquarters, Actuate also has operating leases for various smaller facilities which house its foreign offices. Rent expense for all facilities under operating leases was approximately $1.2 million and $1.3 million during the first quarters of fiscal years 2007 and 2006, respectively.

On January 5, 2006, we acquired all of the outstanding stock of performancesoft. The acquisition principally consisted of an initial cash purchase price of $15.3 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. Due to the fact that the contingent consideration was not determinable beyond a reasonable doubt at the time of acquisition, the Company did not include this contingent consideration in the acquisition accounting at the date of acquisition. Rather, it was recorded when we were able to determine the estimated amount of the payout beyond a reasonable doubt, which occurred in the fourth quarter of 2006. Based on the criteria stipulated in the acquisition agreement, we determined that the earnout payment would be approximately $4.9 million. We recorded this additional consideration as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill. This additional consideration is expected to be paid in the second quarter of fiscal year 2007. In addition to the earnout payment, we also paid out $325,000 to the former shareholders based on the resolution of specific contingent items documented in the purchase agreement. This additional cost was also allocated to goodwill in fiscal 2006.

9. Stock Benefit Plans

Stock Option Plans

In March 2007, the Board of Directors amended the automatic stock option grant program for non-employee directors under the 1998 Non-Employee Directors Option Plan (the “Directors Plan”) to change the number of shares covered by the initial and annual awards to non-employee directors, beginning with the grants to be made at the 2007 Annual Meeting. The amendment reduced the number of option shares which will automatically be granted to each individual who first joins the Board as a non-employee director from 80,000 to 40,000 option shares and increased the number of option shares which will be automatically granted to each continuing non-employee Board member at each annual stockholders’ meeting from 10,000 option shares to 25,000 option shares. All other terms of the program, including vesting schedules for the initial grant and the annual grant, remain unchanged.

As of March 31, 2007, 330,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools of stock available for grant.

The weighted average grant date fair value of options granted during the quarter ended March 31, 2007 was $3.50 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended March 31, 2007 was $990,429.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.16-$1.49	6,560,498	5.67 years	$1.48	6,559,768	$1.48
$1.56-$2.73	3,224,311	7.30 years	$2.46	1,950,835	$2.46
$2.75-$3.56	3,375,697	5.24 years	$3.32	2,619,219	$3.34
$3.58-$3.75	3,446,593	6.43 years	$3.68	2,346,315	$3.72
$3.77-$31.19	4,830,212	7.73 years	$5.71	1,721,891	$7.16

$0.16-$31.19	21,437,311	6.44 years	$3.22	15,198,028	$2.91

At March 31, 2007, options outstanding had an intrinsic value of $47 million. At March 31, 2007, 20,935,042 options were vested and expected to vest, with an aggregate intrinsic value of $46.4 million, a weighted average exercise price of $3.20 and a weighted average remaining contractual term of 6.37 years. The aggregate intrinsic value and weighted-average remaining contractual term of options currently exercisable at March 31, 2007 were $39.1 million and 5.44 years, respectively.

As of March 31, 2007, the number of shares of common stock reserved for future issuance under all option plans and the Purchase Plan was 11,348,895.

10. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	March 31,
	2007	2006
Maintenance and support	$35,389	$27,238
Other	6,525	6,183

	$41,914	$33,421
Less: Current portion	(40,053)	(32,416)

Long-term deferred revenue	$1,861	$1,005

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 20, 2007.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate’s expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate’s current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part II, Item 1A–Risk Factors of this Form 10-Q, Part I, Item 1A–Risk Factors in our Annual Report for the year ended December 31, 2006 and in other filings made by the Company with the Securities and Exchange Commission.

Overview

We provide software and services for Business Intelligence, Performance Management and Reporting applications. Actuate’s portfolio of products enable organizations to develop applications that optimize corporate performance. Reporting applications built on Actuate 9 open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, and partners with information that they can access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Our goal is to ensure that all users can adopt decision-making information into their day-to-day activities, opening up new avenues for improving corporate performance. Actuate’s Performance Management products help organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution.

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

Our total revenues for the first quarter of fiscal year 2007 were $32.0 million, a 7% increase over the first quarter of fiscal year 2006. This was primarily due to a continued increase in new and repeat business from a number of Global 9000 customers, which resulted in 20% or approximately $2.0 million of higher software license revenues over the same quarter last year. For the first quarter of fiscal year 2007, we reported a net income of $1.4 million or $0.02 per share compared to a net loss of $470,000 or ($.01) per share in the first quarter of fiscal year 2006. This increase in net income was primarily due to the increase in license revenues.

North American total revenues increased from $22.8 million in the first quarter of fiscal year 2006 to $23.6 million in the first quarter of fiscal year 2007. Revenues from international regions also increased from $7.0 million in the first quarter of fiscal year 2006 to approximately $8.4 million in the first quarter of fiscal year 2007. These international revenues represented 26% of our total revenues versus 23% in the same period last year.

During fiscal year 2007, we expect three trends to continue to have significant impact on results of our operations. We currently believe that corporate IT budgets will grow modestly in the fiscal year 2007. Second, corporations will continue to be reluctant to buy software from new vendors and we continue to witness corporations consolidate their Business Intelligence, Enterprise Reporting software and Performance Management application purchases into fewer suppliers. Finally, we expect to continue to experience vigorous competition in the Enterprise Reporting and Performance Management markets. Several of our competitors have released or acquired products that are marketed to be directly competitive with our Enterprise Reporting application platform and our Performance Management application. The existence of these competitive products requires additional sales and marketing efforts to differentiate our products, which results in extended sales cycles. We believe that competition in the Enterprise Reporting and Performance Management markets will continue to be vigorous in the near future.

For 2007, we will continue to pursue the strategic initiatives to improve revenue growth that we began introducing in 2004 as well as a new initiative related to Performance Management and Open Source. These initiatives are as follows:

•

Selling to IT Management—We are re-focusing our sales efforts on selling our products to IT managers who we believe generally recognize the technical advantages of our products. We hope this initiative will result in increased license revenue in the short term.

•

Solution Selling to Line-of-Business Management—We are creating software solutions to market to line-of-business managers. These solutions are in the areas of operational performance reporting and customer self service reporting. We hope this initiative will result in increased license revenue over the medium-to-long term.

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

Our significant accounting policies are described under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2006, on Form 10-K filed with the SEC on March 20, 2007. During the first quarter of fiscal 2007, we changed our Critical Accounting Policies as a result of the implementation of FIN 48 as follows:

Accounting for income taxes

We provide for the effect of income taxes in our Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes” and FIN No. 48. Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Under FIN No. 48, only income tax positions that meet the more likely than not recognition threshold may be recognized in the financial statements. An income tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows. Our assumptions, judgments and estimates relating to the value of our net deferred tax assets take into account predictions of the amount and category of future taxable income from potential sources, including tax planning strategies that would, if necessary, be implemented to prevent a loss carryforward or tax credit carryforward from expiring unused. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting our consolidated financial position or results of operations.

For further information about our significant accounting policies, see the discussion under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2006, on Form 10-K filed with the SEC on March 20, 2007.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2007	2006
Revenues:
License fees	37%	33%
Services	63	67

Total revenues	100	100

Costs and expenses:
Cost of license fees	1	2
Cost of services	20	26
Sales and marketing	41	39
Research and development	17	18
General and administrative	14	13
Amortization of other purchased intangibles	1	—
In-process research and development	—	3
Restructuring charges	1	—

Total costs and expenses	95	101

Income (loss) from operations	5	(1)
Interest and other income, net	2	1

Income before income taxes	7	—
Provision for income taxes	(3)	(2)

Net income (loss)	4%	(2)%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, consulting and training. Total revenues increased 7% from $29.8 million for the quarter ended March 31, 2006 to $32.0 million for the quarter ended March 31, 2007. This increase was primarily due to strong demand for Business Intelligence, Performance Management and Reporting applications from a number of Global 9000 customers, which resulted in 20% or approximately $2.0 million of higher software license revenues over the same quarter last year. Approximately $600,000 of the increase in total revenues was due to the favorable impact of exchange rate fluctuations on foreign transactions. Services revenues increased marginally by approximately 1% from $19.9 million to $20.0 million during the same period. Sales outside of North America were $8.4 million or 26% of total revenues for the first quarter of fiscal year 2007, compared to $7.0 million, or 23% of total revenues for the first quarter of fiscal year 2006.

During the first quarter of 2007, we booked an out of period adjustment related to deferred revenue that should have been recognized in the third quarter of fiscal 2006. As a result of this out of period adjustment, first quarter 2007 total revenues were positively impacted by approximately 1% or $250,000 while net income was increased by approximately $147,000. This out of period adjustment had no impact to our basic and diluted per share results for the first quarter of 2007.

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2007	2006
Revenues
License fees	$11,990	$9,987	$2,003	20%
Services	19,985	19,857	128	1%

Total revenues	$31,975	$29,844	$2,131	7%

% of revenue
License fees	37%	33%
Services	63%	67%

Total revenues	100%	100%

License fees. The increase in license revenues for the first quarter of fiscal year 2007 over the same period in the prior year was primarily due to strong demand for our products resulting in new and repeat business from a number of Global 9000 customers. The region that realized the most significant license revenue growth was the North America region, which accounted for 22% or $1.6 million increase in license revenues over the first quarter of fiscal year 2006. By region, North America accounted for approximately 73% of the total license revenue while the Europe and Asia Pacific regions accounted for 23% and 4% of the total license revenues for the first quarter of fiscal year 2007, respectively. For the same period last year, North America accounted for approximately 72% of the total license revenue while the Europe and Asia Pacific regions accounted for 25% and 3% of the total license revenues, respectively.

Services. The marginal increase in services revenues was primarily driven by the growth in our maintenance and support revenues, which increased in the first quarter of fiscal year 2007 by 13% or $1.8 million over the same quarter last year. The primary contributor to this came from continued growth in our installed base of customers under maintenance plans. This increase was offset by a 31%, or $1.7 million decrease in our services and training revenues. The decrease in services revenues was partially a result of lower consultant headcount and a reduction in the use of external consultants. The total cost of external consultants decreased by approximately $700,000 in the first quarter of fiscal 2007 when compared to the same period last year. In addition, services revenue also decreased in the first quarter of 2007 due to the fact that we had experienced strong consulting revenue growth during the first quarter of fiscal 2006. This growth was a result of higher demand for our professional services in the first quarter of 2006, as well as a specific contractual issue associated with a services engagement in the fourth quarter of 2005 which pushed recognition of the revenue associated with that engagement to the first quarter of 2006.

Despite the decrease in professional services revenues, services margins improved from 62% in the first quarter of fiscal year 2006 to 68% for the first quarter of fiscal year 2007. By region, North America accounted for approximately 74% of the total services revenue while the Europe and Asia Pacific regions accounted for 22% and 3% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 79% of the total services revenue while the Europe and Asia Pacific regions accounted for 18% and 3% of the total services revenues for the first quarter of fiscal year 2007, respectively.

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2007	2006
Cost of license fees	$460	$494	$(34)	(7)%
% of license revenue	4%	5%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in cost of license fees in absolute dollars for the first quarter of fiscal year 2007, compared to the corresponding period in the prior year, was not significant. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 3% and 6% of revenues from license fees for the remainder of fiscal year 2007.

Cost of services

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2007	2006
Cost of services	$6,290	$7,674	$(1,384)	(18)%
% of services revenue	31%	39%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the first quarter of fiscal year 2007, compared to the corresponding period in the prior year, was primarily due to a 9% decrease in headcount and a decrease in third party consulting costs. Third party consulting costs decreased by approximately $700,000 mainly as a result of a concerted effort to reduce the Company’s reliance on external consultants. We also experienced a decrease in employee travel and associated costs of approximately $240,000 over the same period last year. We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 33% to 36% of total services revenues for the remainder of fiscal year 2007.

Sales and marketing

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2007	2006
Sales and marketing	$13,106	$11,557	$1,549	13%
% of revenue	41%	39%

Sales and marketing expenses consist primarily of salaries, commissions, stock-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. The 13% increase in sales and marketing expenses for the first quarter of fiscal year 2007 was primarily due to increased sales commissions and bonuses due to an increase in commissionable bookings and a 4% increase in our headcount resulting in approximately $900,000 of higher total employee related expenses. During the quarter we also experienced higher costs associated with corporate kickoff events. These increases were partially offset by decreases in promotional and marketing related costs. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 36% to 40% of total revenues for the remainder of fiscal year 2007.

Research and development

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2007	2006
Research and development	$5,468	$5,283	$185	4%
% of revenue	17%	18%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, stock-based compensation costs, enhancement of existing products, quality assurance and testing. The increase in research and development expenses in the first quarter of fiscal year 2007 was attributed to employee compensation related costs due to a 7% increase in our product development headcount, primarily in our Shanghai R&D facility. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 19% of total revenues for the remainder of fiscal year 2007.

General and administrative

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2007	2006
General and administrative	$4,537	$4,055	$482	12%
% of revenue	14%	13%

General and administrative expenses consist primarily of personnel costs, stock-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the first quarter of fiscal year 2007 was primarily due to increased stock-based compensation expense of approximately $300,000 and increased salaries and related benefits of approximately $100,000 due mainly to a 6% increase in our headcount over the first quarter of last year. We expect our general and administrative expenses to be in the range of 12% to 14% of total revenues for the remainder of fiscal year 2007.

Restructuring charges

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2007	2006
Restructuring	$297	$—	$297	N/A
% of revenue	1%	—

During the first quarter of fiscal year 2007, we evaluated the consolidation of our facilities as a result of the performancesoft acquisition and determined that an additional facility-related restructuring charge was required. This charge was directly related to the consolidation of our three offices located in the United Kingdom into one office and was accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

Interest and other income, net

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2007	2006
Interest and other income, net	$752	$335	$417	124%
% of revenue	2%	1%

Interest and other income, net, is comprised primarily of interest income earned by the Company on cash and short-term investments. Interest income increased by approximately $400,000 as compared to the first quarter of fiscal year 2006 due primarily to higher average interest earned on our investments. This increase in interest was a result of a higher average interest rate, as well as higher cash and short term investment balances in the first quarter of fiscal 2007.

Provision for income taxes

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2007	2006
Provision for income taxes	$936	$449	$487	108%
% of Revenue	3%	2%

For the three months ended March 31, 2007, we recorded an income tax provision of $936,000, as compared to an income tax provision of $449,000 for the same period of fiscal year 2006. The increase in the income tax provision for the first quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2006 is due to higher projected domestic net income for 2007.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No, 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). As a result of the implementation of FIN 48, the Company had total federal, state, and foreign unrecognized tax benefits of $2.1 million. Of that total, approximately $320,000 of unrecognized tax benefits that, if recognized would affect the effective tax rate.

Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For the years prior to adoption of FIN 48, the Company did not have interest or penalties on unrecognized tax benefits and therefore, had no established accounting policy. As of January 1, 2007, the Company had no interest or penalties accrued on the unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for the years before 2003. As of March 31, 2007, the Company did not have nor does not expect any material changes to unrecognized tax benefits within the next twelve months.

Liquidity and Capital Resources

	As of March 31, 2007	As of March 31, 2006	Change $	Change %
Cash, cash equivalents and short-term investments	$69,046	$42,212	$26,834	64%
Working capital	$37,595	$23,082	$14,513	63%
Stockholders’ equity	$78,314	$56,400	$21,914	39%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commissions bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is discussed below.

Net cash provided by operating activities in the current quarter was $11.7 million, primarily comprised of net income, net of non-cash related expenses. The primary working capital source of cash was a decrease in accounts receivables due to improved collections and increase in deferred revenue due primarily to an increase in maintenance and support obligations. Days sales outstanding (“DSO”), calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, decreased by 19 days from to 82 days at December 31, 2006 to 63 days at March 31, 2007. The primary working capital uses of cash were due to payments of accrued commission, bonuses and a reduction in accrued restructuring as a result of payments made during the first quarter of fiscal 2007.

Cash used in investing activities was $5.0 million for the three months ended March 31, 2007 compared to $3.7 million used for the same period in fiscal 2006. The increase in the cash used for investing activities primarily relates to the timing of purchases and maturities of marketable securities and our capital expenditures to support our growth.

Cash used in financing activities was $2.9 million for the three months ended March 31, 2007 compared to $74,000 used for the same period in fiscal year 2006. This increase in cash used was primarily the result of payments totaling $4.6 million to repurchase approximately 831,000 shares of common stock in the open market offset by a higher amount of option exercises by employees as a result of increase in the stock price during the quarter.

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

Contractual Obligations and Commercial Commitments.

Our license agreements include indemnification for infringement of third party intellectual property rights and certain warranties. No amounts have been accrued relating to those indemnities and warranties.

In connection with the office building leases in South San Francisco, California, we initially provided the landlord with letters of credit in the amount of $3.9 million as a security deposit. We have provided a security interest in all of our assets as collateral for the letter of credit. These letters of credit have been reduced at pre-determined intervals. As of March 31, 2007, only one letter of credit for $457,000 remains securing these leases. Actuate has granted a security interest in all of its assets as security for the letter of credit.

The Company will reach the end of its lease term on its principal facility located at 701 Gateway, in South San Francisco in February 2008. As a result, the Company is in the process of evaluating several facility options that will adequately suit its needs beyond February 2008. These options may include extending the current lease or moving its headquarters to another facility.

In addition to the Company’s operating leases related to its headquarters, Actuate also has operating leases for various smaller facilities which house its foreign offices. Rent expense for all facilities under operating leases was approximately $1.2 million and $1.3 million during the first quarters of fiscal years 2007 and 2006, respectively.

On January 5, 2006, we acquired all of the outstanding stock of performancesoft. The acquisition principally consisted of an initial cash purchase price of $15.3 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. Due to the fact that the contingent consideration was not determinable beyond a reasonable doubt at the time of acquisition, the Company did not include this contingent consideration in the acquisition accounting at the date of acquisition. Rather, it was recorded when we were able to determine the estimated amount of the payout beyond a reasonable doubt, which occurred in the fourth quarter of 2006. Based on the criteria stipulated in the acquisition agreement, we determined that the earnout payment would be approximately $4.9 million. We recorded this additional consideration as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill. This additional consideration is expected to be paid in the second quarter of fiscal year 2007. In addition to the earnout payment, we also paid out $325,000 to the former shareholders based on the resolution of specific contingent items documented in the purchase agreement. This additional cost was also allocated to goodwill.

The following table summarizes our contractual obligations as of March 31, 2007 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$12,953	$5,116	$5,631	$2,206	$—
Purchase obligations (2)	2,027	1,788	159	75	5
performancesoft earnout	4,864	4,864	—	—	—
Adoption of FIN 48 (3)	45	—	45	—	—

Total	$19,889	$11,768	$5,835	$2,281	$5

(1)	Our future contractual obligations include minimum lease payments under operating leases at March 31, 2007, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $9.6 million is included in restructuring liabilities on the Company’s consolidated balance sheet as of March 31, 2007.

(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of March 31, 2007. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	The adoption effect of FIN 48 represents the tax liability associated with the calculation of uncertain tax positions. See FIN 48 discussion under footnote 5 of this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first three months of fiscal years 2007 and 2006 we derived 26% and 23%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized loss due to foreign exchange rate fluctuations was approximately $44,000 for the first three months of fiscal 2007 compared to gains of approximately $23,000 during the same period last year. During the first quarter of fiscal 2007, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenue growth by approximately $600,000 when compared to the same period in the prior year.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Due to the nature of our investments, we believe that there is no material risk exposure.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, and trade accounts receivable. We have policies that limit investments in investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support client receivables. Our credit risk is also mitigated because our customer base is diversified by geography and no single customer has accounted for more than 10% of our consolidated revenue on an annual basis. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control. Subject to these limitations, and based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls are not effective as to the material weakness discussed in our Form 10-K for the year ended December 31, 2006. However, the Company plans to remediate the material weakness identified in the fiscal year 2006 by ensuring a detailed review of the supporting tax schedules by someone other than the preparer.

Changes in Internal Controls

During the three months ended March 31, 2007, in response to the material weakness identified in Form 10-K as filed with the Securities and Exchange Commission on March 20, 2007, we implemented the following control measure:

•	We engaged Deloitte & Touche for a detailed involvement in the review of the Company’s tax provision prepared by our Tax Director.

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

Item 1A. Risk Factors

Investors should carefully consider the following risk factors and warnings before making an investment decision, as well as the risks described in Part I, Item 1A–Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006. The risks described below and in our Annual Report are not the only ones facing Actuate. Additional risks that we do not yet know of or that we currently think are immaterial may also materially impair our business operations. If any of the following risks, currently unknown risks, or currently known risks that are mistakenly believed to be immaterial, actually occur, our business, operating results or financial condition could be materially harmed. In such case, the trading price of our common stock could decline and you may lose all or part of your investment. Investors should also refer to the other information set forth in this Quarterly Report on Form 10-Q, including the financial statements and the notes thereto.

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

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Ability to effectively launch new or enhanced products, including the timely education of the Company’s sales, marketing and consulting personnel with respect to such new or enhanced products;

•	Customers delaying purchasing decisions in anticipation of new products or product enhancements;

•	Budgeting cycles of its customers;

•	Failure to successfully manage its acquisitions;

•	Defects in its products and other product quality problems;

•	Failure to successfully balance our need for qualified professional services employees and unexpected personnel changes in our professional services business;

•	Changes in the market segments and types of customers at which it focuses its sales and marketing efforts;

•	Changes in perpetual licensing models to term- or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale; and

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis;

•	Changes in the mix of license and services.

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

Specifically, the acquisition of performancesoft involves numerous risks, including the following:

•

The performancesoft stock purchase agreement includes large escrow ($2.65 million, of which $1.0 million was paid out in 2006) and earnout or contingent consideration (up to $13.5 million) provisions that could be the subject of disputes between the Company and certain former performancesoft shareholders; and

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 26%, 23% and 25% for the first quarter of fiscal years 2007, 2006 and 2005, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to move from a focus on direct sales to a focus on indirect sales in certain of its international markets in 2007. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 32%, 35%, and 27% of total revenues from license fees for the first quarter of fiscal years 2007, 2006 and 2005, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

•

Competition from BIRT. The Company expects that BIRT, which is free, may in the short term cannibalize some smaller sales of its Enterprise Reporting products and could negatively impact its professional services revenue.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting are ongoing. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, and this assessment identified a material weakness in our internal control over financial reporting related to our income tax provision. Specifically, we did not maintain effective controls over the review of the income tax provision calculation by someone other than the preparer. The failure of this control resulted in a material error in the income tax provision. This material error was corrected prior to issuance of the Company’s 2006 consolidated financial statements. The Company plans to remediate the aforementioned material weakness by ensuring a detailed review of the supporting tax schedules by someone other than the preparer. The Company identified one other material weakness, which was disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005, as amended by Form 10-K/A filed with the SEC on May 2, 2005. The Company cannot predict the outcome of its testing in future periods. If in future periods the Company concludes that its internal control over financial reporting is not effective, it may be required to change its internal control over financial reporting to remediate deficiencies, and investors may lose confidence in the reliability of its financial statements, causing the Company’s stock price to decline significantly.

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

In late 2006, the Company released “Actuate Performancesoft Track” and portions of Actuate 9 and plans to release additional portions of Actuate 9 in the first half of 2007. The Company hopes that its new product, Actuate Performancesoft Track, and the enhanced product, Actuate 9, will be introduced in a timely fashion and will be widely adopted and accepted by the Company’s existing and new customers and OEM partners. If they are not, the Company’s business, operating results and financial condition may be adversely affected in a material way.

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

THE SUCCESS OF THE COMPANY’S OPEN-SOURCE BIRT INITIATIVE MAY NEGATIVELY IMPACT THE COMPANY’S PROFESSIONAL SERVICES REVENUE AND THE COMPANY’S OPERATING RESULTS.

BIRT-based projects do not result in professional service revenues to the same extent as the Company’s traditional designer products. The success of the Company’s BIRT initiative may therefore result in a reduction in the Company’s revenue from professional services. If there is an adverse impact on the Company’s professional services revenue due to BIRT and the Company cannot adjust the overhead associated with its professional services business in a timely fashion, the Company’s business, operating results and financial condition may be adversely affected in a material way.

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

The Company’s future success depends upon the continued service of its executive officers and other key engineering, sales, marketing and customer support personnel. None of its officers or key employees is bound by an employment agreement for any specific term. Moreover, the earnout period in connection with the acquisition of performancesoft ended on December 31, 2006. If the Company loses the service of one or more of its key employees, or if one or more of our executive officers or key employees decide to join a competitor or otherwise compete directly or indirectly with it, this could have a significant adverse effect on the Company’s business.

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

CERTAIN OF THE COMPANY’S CHARTER PROVISIONS AND DELAWARE LAW MAY PREVENT OR DETER A CHANGE IN CONTROL OF ACTUATE.

The Company’s Certificate of Incorporation, as amended and restated (the “Certificate of Incorporation”), and Bylaws, as amended and restated (“Bylaws”), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions authorizing the issuance of “blank check” preferred stock and eliminating the ability of stockholders to act by written consent. In addition, certain provisions of Delaware law and the Company’s stock option plans may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of the Company’s common stock

THE COMPANY’S HEADQUARTER’S LEASE WILL EXPIRE IN FEBRUARY 2008 AND ADDRESSING THE COMPANY’S FACILITY NEEDS COULD ADVERSELY AFFECT ITS OPERATING RESULTS.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended March 31, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
January 1, 2007 through January 31, 2007	—		—	—
Month #2
February 1, 2007 through February 28, 2007	830,618	$5.45	830,618	—
Month #3
March 1, 2007 through March 31, 2007	—		—	—

Total	830,618	$5.45	830,618	—

(1)	In January 2005, pursuant to the stock repurchase program announced in September 2001, and extended from time to time by the Company’s Board of Directors, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. The Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advance by the Board. Subsequent to March 31, 2007, through March 9, 2007, the Company has repurchased approximately 457,000 shares totaling $2.9 million in the open market under this stock repurchase plan.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation (Registrant)

Dated: May 10, 2007	By:	/s/ DANIEL A. GAUDREAU

Daniel A. Gaudreau Chief Financial Officer, Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)