Form 10-Q
period 2007-06-30
ACTUATE CORP
filed 2007-08-09
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of June 30, 2007
Common Stock, par value $.001 per share	60,565,850

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$30,742	$31,113
Short-term investments	39,842	28,966
Accounts receivable, net of allowance of $685 and $826 at June 30, 2007 and December 31, 2006, respectively	19,808	31,233
Other current assets	5,683	5,233

Total current assets	96,075	96,545
Property and equipment, net	4,061	4,379
Goodwill	35,234	35,248
Other purchased intangibles, net	4,462	5,455
Other assets	5,799	5,962

	$145,631	$147,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,625	$1,590
Current portion of restructuring liabilities	2,980	2,897
Accrued compensation	4,186	6,033
Acquisition related payable	4,945	4,864
Other accrued liabilities	4,155	4,635
Income taxes payable	—	703
Deferred revenue	37,015	38,525

Total current liabilities	54,906	59,247

Long-term liabilities:
Deferred rent	—	23
Long-term deferred revenue	1,629	2,328
Deferred tax liabilities	36	420
Income tax payable	381	—
Restructuring liabilities, less current portion	6,634	7,761

Total long-term liabilities	8,680	10,532

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 70,689,954 and 69,397,135 shares, respectively; outstanding 60,565,850 and 60,893,289 shares, respectively	61	61
Additional paid-in capital	130,542	121,562
Treasury stock, at cost; 10,124,104 and 8,503,846 shares, respectively	(32,847)	(23,300)
Accumulated other comprehensive income	108	40
Accumulated deficit	(15,819)	(20,553)

Total stockholders’ equity	82,045	77,810

	$145,631	$147,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
License fees	$14,096	$11,184	$26,086	$21,171
Services	20,604	20,488	40,589	40,345

Total revenues	34,700	31,672	66,675	61,516

Costs and expenses:
Cost of license fees	476	472	936	966
Cost of services	6,103	6,925	12,393	14,599
Sales and marketing	13,896	12,150	27,002	23,707
Research and development	5,605	5,327	11,073	10,610
General and administrative	4,265	4,208	8,802	8,263
Amortization of other purchased intangibles	237	237	474	474
In-process research and development	—	—	—	900
Restructuring charges	—	—	297	—

Total costs and expenses	30,582	29,319	60,977	59,519

Income from operations	4,118	2,353	5,698	1,997
Interest and other income, net	793	343	1,545	678

Income before income taxes	4,911	2,696	7,243	2,675
Provision for income taxes	1,528	1,109	2,464	1,558

Net income	$3,383	$1,587	$4,779	$1,117

Basic net income per share	$0.06	$0.03	$0.08	$0.02

Shares used in basic per share calculation	60,523	60,339	60,660	60,261

Diluted net income per share	$0.05	$0.02	$0.07	$0.02

Shares used in diluted per share calculation	68,480	66,858	68,460	66,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$4,779	$1,117
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase	4,250	3,108
Amortization of other purchased intangibles	977	969
Depreciation	1,148	710
In-process research and development	—	900
Restructuring charges	297	—
Net operating loss utilizations related to prior acquisitions	30	445
Accretion of discount on short-term debt securities	(143)	105
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	11,425	2,801
Other current assets	569	924
Accounts payable	35	(2,604)
Accrued compensation	(1,847)	(1,648)
Other accrued liabilities	(399)	547
Deferred tax assets	432	—
Deferred tax liability	(384)	86
Income taxes payable	(1,228)	(138)
Deferred rent liabilities	(23)	(84)
Restructuring liabilities	(1,341)	(964)
Deferred revenue	(2,209)	1,145

Net cash provided by operating activities	16,368	7,419

Investing activities
Purchases of property and equipment	(830)	(520)
Increase in restricted cash	(395)	—
Proceeds from maturity of short-term investments	47,857	34,565
Purchases of short-term investments	(58,600)	(22,917)
Purchases of minority shares of Actuate Japan	—	(354)
Acquisition of performancesoft, Inc., net of cash acquired	—	(15,320)
Change in other current and non-current assets	(33)	(989)

Net cash used in investing activities	(12,001)	(5,535)

Financing activities
Tax benefit from exercise of stock options	1,454	754
Proceeds from issuance of common stock	3,276	1,449
Stock repurchases	(9,547)	(1,988)

Net cash provided by (used in) financing activities	(4,817)	215

Net increase (decrease) in cash and cash equivalents	(450)	2,099
Effect of exchange rates on cash and cash equivalents	79	342
Cash and cash equivalents at the beginning of the period	31,113	12,490

Cash and cash equivalents at the end of the period	$30,742	$14,931

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

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 20, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of operating results for any other future interim period or the full fiscal year.

Actuate adopted the provisions of Financial Accounting Standards Interpretation, or FIN, No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48)” on January 1, 2007. FIN 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon its adoption of FIN 48, Actuate applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying the provisions of FIN 48 have been reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the Condensed Consolidated Balance Sheet as of the beginning of fiscal year 2007.

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

Actuate also enters into OEM arrangements that provide for license fees based on the bundling or embedding of its products with the OEMs’ products. These arrangements generally provide for fixed, irrevocable royalty payments. Actuate recognizes license fee revenues from U.S. and international OEM arrangements when a license agreement has been executed by both parties, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Effective July 1, 2006, due to improved visibility with respect to international OEM sales transactions, we conformed our policy for sales through international OEMs to be consistent with U.S. OEM arrangements. Prior to this change, we deferred revenue on sales through international OEMs until we received a royalty report or other evidence of sell-through from such OEM, assuming all other revenue recognition criteria was met. The impact of this change on revenue for fiscal year 2006 was not significant.

Credit-worthiness and collectibility for end-users are assessed based on payment history and current credit profile. When a customer is not deemed credit-worthy, revenues are deferred and recognized upon cash receipt.

Actuate recognizes maintenance revenues, which consist of fees for ongoing support and unspecified product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to standard implementation and configuration. Training revenues are generated from classes offered at the Company’s headquarters and customer locations. Revenues from consulting and training services are typically recognized as the services are performed. When a contract includes both license and service elements, the license fee is typically recognized on delivery of the software, assuming all other revenue recognition criteria are met, provided services do not include significant customization or modification of the product and are not otherwise essential to the functionality of the software.

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

Stock-based compensation expense and the related income tax benefit recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” in the accompanying condensed consolidated income statements in connection with stock options and the ESPP for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Stock Options	$2,266	$1,464	$4,075	$2,916
ESPP	87	91	175	192

Total stock-based compensation	$2,353	$1,555	$4,250	$3,108

Income tax benefit	$962	$670	$1,454	$754

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimate the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also look at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimate the volatility of our common stock by using historical volatility over the calculated expected term. We base the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The assumptions we use to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the six months ended June 30, 2007 and 2006 are as follows:

	Options		ESPP
	Six Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Volatility	79.09 - 80.41%	84.44 - 86.82%	38.66%	42.58%
Expected term (years)	5.31 - 5.41	4.16 - 4.5	0.5	0.5
Risk free interest rate	4.63 - 4.75%	4.50 - 4.88%	5.05%	4.68%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	4%	4%	N/A	N/A

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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding	60,523	60,339	60,660	60,261
Weighted-average dilutive stock options outstanding under the treasury stock method	7,957	6,519	7,800	5,953

Weighted-average common shares used in computing diluted net income per share	68,480	66,858	68,460	66,214

We generated net income for the three and six month periods ended June 30, 2007. Under the treasury stock method, stock options with exercise prices exceeding the average share price of our Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 2,974,686 and 2,710,815 in the three and six months ended June 30, 2007, respectively. We also generated net income for the three and six month periods ended June 30, 2006. The weighted-average number of shares excluded from the calculation of diluted net income was 4,841,556 and 4,587,435 in the three and six months ended June 30, 2006, respectively. These anti-dilutive options could be dilutive in future periods.

The weighted average exercise price of excluded stock options was $6.53 and $6.68 for the three and six months ended June 30, 2007, respectively.

Comprehensive Income

Other comprehensive income includes currency translation adjustments and unrealized gains and losses on short-term investments that are not included in net income, but rather are recorded directly in stockholders’ equity. The following table represents changes in the components of accumulated other comprehensive income for the three and six months ended June 30, 2007 and 2006, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$3,383	$1,587	$4,779	$1,117
Foreign currency translation adjustment gain (loss), net of tax	(10)	236	55	240
Unrealized gain (loss) on available-for-sale-securities, net of tax	(28)	10	(8)	22

Total comprehensive income	$3,345	$1,833	$4,826	$1,379

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with certain exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of FAS 159 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact, if any, that FAS 159 will have on our financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 157, (“SFAS 157”) “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for periods beginning after November 15, 2007. The Company is currently evaluating the effects of implementing this standard.

2. Acquisition of performancesoft, Inc.

On January 5, 2006, we acquired all of the outstanding stock of performancesoft Inc. The acquisition principally consisted of an initial cash purchase price of $15.3 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. Due to the fact that the contingent consideration was not determinable beyond a reasonable doubt at the time of acquisition, the Company did not include this contingent consideration in the acquisition accounting at the date of acquisition. Rather, it was recorded when we were able to determine the estimated amount of the payout beyond a reasonable doubt, which occurred in the fourth quarter of 2006. Based on the criteria stipulated in the acquisition agreement, we determined that the earnout payment would be approximately $4.9 million. We recorded this additional consideration as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill. This additional consideration is expected to be paid in the second half of fiscal year 2007. In addition to the earnout payment, we also paid $325,000 to the former shareholders based on the resolution of specific contingent items documented in the purchase agreement. This additional cost was also allocated to goodwill during fiscal 2006.

3. Investment in Actuate Japan

The minority shareholders of Actuate Japan have the option to put their equity interest (“Minority Interest”) in Actuate Japan and Actuate has the option to call the Minority Interest. In February 2006, a minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its equity interest in Actuate Japan. This minority shareholder exercised its right on March 15, 2006 resulting in a payment of approximately $354,000 for this interest during the first quarter of fiscal year 2006. This payment was recorded as additional goodwill related to Actuate Japan. The Minority Interest as of June 30, 2007 was approximately 12% of the total equity interest. If the minority interest shareholder chose to put these remaining shares, Actuate would be required to pay approximately $397,000 to purchase these shares. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise its put option.

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

Actuate initially recorded a charge of $24.8 million related to the exit of its idle facility. The facility exit charge was calculated using management’s best estimates and included $21.5 million of estimated future obligations for non-cancelable lease payments (net of $10.2 million of estimated sublease income) and estimated costs associated with subleasing the property (e.g., leasing commissions). The remaining $3.3 million was related to the write-off of furniture and fixtures associated with the 801 Gateway facilities. As discussed above, Actuate made an adjustment of $188,000 to increase this facility exit liability during the second quarter of fiscal year 2003. As of June 30, 2007, approximately $9.1 million of lease exit costs, net of anticipated sublease income, remain accrued and are expected to be fully utilized by fiscal year 2011. In calculating the facility exit charge, certain assumptions were initially made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities.

In the second quarter of 2007, we entered into a new sublease agreement with our existing tenant. As a result of this new agreement, prior assumptions such as vacancy periods and sublease rates were updated to reflect the terms of the new agreement which extends through April of 2011. These updates did not result in any modification to the existing restructuring reserve balance as of June 30, 2007.

The following table summarizes the restructuring accrual activity during the six months ended June 30, 2007 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2006	$450	$10,208	$10,658
Restructuring charges	—	297	297
Cash payments, net of rents collected on sublease for Q1	—	(824)	(824)
Cash payments, net of rents collected on sublease for Q2	—	(517)	(517)

	450	9,164	9,614
Less: current portion	(450)	(2,530)	(2,980)

Long-term balance at June 30, 2007	$—	$6,634	$6,634

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

As of January 1, 2007, the Company had total federal, state, and foreign unrecognized tax benefits of $2.1 million. Of that total, approximately $320,000 of the unrecognized tax benefits, if recognized would affect the effective tax rate.

In accordance with the provisions of FIN 48, approximately $380,000 of the unrecognized tax benefits was reclassified in the second quarter of fiscal 2007 from current to long term income tax payable. The remaining balance of the unrecognized tax benefits decreased the associated non-current deferred tax asset and corresponding valuation allowance.

Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2007, the Company had no interest or penalties accrued on the unrecognized tax benefits.

The Company files income tax returns in the U.S. federal, states, and various foreign jurisdictions. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. With limited exceptions, the Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for the years before 2003. The Company is not currently undergoing federal, state or foreign income tax examinations.

As of June 30, 2007, the Company does not expect any material changes to uncertain tax positions within the next twelve months.

6. Geographic Information

Our primary operations are located in the United States. Revenues from international sources related to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
North America	$26,451	$24,434	$50,063	$47,232
Europe	7,471	6,221	14,734	12,307
Asia Pacific and others	778	1,017	1,878	1,977

	$34,700	$31,672	$66,675	$61,516

As of June 30, 2007, we operated solely in one reportable segment, which is the development, marketing and support of our Enterprise Reporting Application software. There was one customer that accounted for more than 10% of total revenues in the three months ended June 30, 2007. There was no single customer that accounted for more than 10% of total revenues in the six months ended June 30, 2007 and for the three and six months ended June 30, 2006.

7. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with SFAS 142, the Company performs its annual impairment test of goodwill on October 1 of each year. Following is a roll-forward of the activity that affected goodwill during the first six months of fiscal 2007 (in thousands):

Goodwill as of December 31, 2006	$35,248
Acquired net operating losses utilized	(14)

Goodwill as of June 30, 2007	$35,234

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$14,000	$(11,620)	$2,380	$14,000	$(11,280)	$2,720
Workforce	408	(408)	—	408	(408)	—
Purchased technologies	8,291	(6,609)	1,682	8,291	(6,089)	2,202
Non-compete agreements	1,030	(1,030)	—	1,030	(1,030)	—
Trademark	1,500	(1,100)	400	1,500	(967)	533

	$25,229	$(20,767)	$4,462	$25,229	$(19,774)	$5,455

During the first half of 2007, the Company made adjustments to goodwill and purchased technology related to the tax affected portion of the net operating losses (NOLs) utilized with respect to the Tidestone and Nimble acquisitions, respectively. These adjustments resulted in reductions of approximately $14,000 and $16,000 to the Company’s goodwill and purchased intangibles balances, respectively.

Amortization expense of purchased intangible assets was approximately $488,000 and $510,000 for the three months ended June 30, 2007 and 2006, respectively. Of this total, approximately $252,000 and $273,000 was related to the amortization of purchased technology. Amortization expense of purchased intangible assets was approximately $977,000 and $969,000 for the six months ended June 30, 2007 and 2006, respectively. Of this total, approximately $505,000 and $495,000 was related to the amortization of purchased technology. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and intangibles
2007 (remainder of year)	$970
2008	1,692
2009	900
2010	900

$4,462

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

In connection with the office building leases in South San Francisco, California, we initially provided the landlord with letters of credit in the amount of $3.9 million as a security deposit. These letters of credit have been reduced at pre-determined intervals. As of June 30, 2007, only one letter of credit for $228,000 remains securing these leases.

The Company will reach the end of its lease term on its current corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. As a result, on June 1, 2007, the Company entered into sublease agreements with Oracle Corporation for approximately 83,212 square feet of office space in the Bridgepointe Campus in San Mateo, California. The Company plans to vacate its current corporate headquarters located at 701 Gateway Boulevard, South San Francisco, California during the third quarter of fiscal 2007 and use the subleased premises as its corporate headquarters. If we do vacate our current facilities, we may record a restructuring charge in the third quarter of fiscal 2007 in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires the recognition of costs associated with exit or disposal activities when they are incurred. The majority of this charge would likely be comprised of rent and related costs associated with the idle facilities through the end of the lease term.

In addition to the Company’s operating leases related to its headquarters, Actuate also has operating leases for various smaller facilities which house its foreign offices. Rent expense for all facilities under operating leases was approximately $2.4 million and $2.5 million during the first half of fiscal years 2007 and 2006, respectively.

9. Restricted Cash

As of June 30, 2007, Actuate pledged $395,000 as restricted cash on the accompanying balance sheet, as collateral for a standby letter of credit that guarantees its contractual obligations relating to the new sublease agreement for its new corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified in Other Assets on the accompanying condensed consolidated balance sheet.

10. Stock Benefit Plans

Stock Option Plans

In March 2007, the Board of Directors amended the automatic stock option grant program for non-employee directors under the 1998 Non-Employee Directors Option Plan (the “Directors Plan”) to change the number of shares covered by the initial and annual awards to non-employee directors, beginning with the grants to be made at the 2007 Annual Meeting. The amendment reduces the number of options which will automatically be granted to each individual who first joins the Board as a non-employee director from 80,000 to 40,000 options and increases the number of options which will be automatically granted to each continuing non-employee Board member at each annual stockholders’ meeting from 10,000 to 25,000. All other terms of the program, including vesting schedules for the initial grant and the annual grant, remain unchanged.

As of June 30, 2007, 230,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

The weighted average grant date fair value of options granted during the quarter ended June 30, 2007 was $4.06 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended June 30, 2007 was $2,871,482.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.16-$1.49	6,182,441	5.56	years	$1.48	6,182,441	$1.48
$1.56-$2.99	4,170,772	6.98	years	$2.60	2,878,576	$2.63
$3.00-$3.59	3,591,311	5.86	years	$3.53	2,294,640	$3.53
$3.60-$4.99	3,645,146	5.28	years	$4.08	3,173,363	$4.07
$5.05-$31.19	3,269,130	8.64	years	$6.48	505,005	$13.28

$0.16-$31.19	20,858,800	6.33	years	$3.29	15,034,025	$2.95

At June 30, 2007, options outstanding had an intrinsic value of $76.3 million. At June 30, 2007, 20,376,797 options were vested and expected to vest, with an aggregate intrinsic value of $75.1 million, a weighted average exercise price of $3.27 and a weighted average remaining contractual term of 6.27 years. The aggregate intrinsic value and weighted-average remaining contractual term of options currently exercisable at June 30, 2007 were $61.1 million and 5.39 years, respectively.

As of June 30, 2007, the number of shares of common stock reserved for future issuance under all option plans and the Purchase Plan was 14,514,346.

11. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Maintenance and support	$32,694	$34,001
Other	5,950	6,852

	$38,644	$40,853
Less: Current portion	(37,015)	(38,525)

Long-term deferred revenue	$1,629	$2,328

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

12. Subsequent Events

Pursuant to the stock repurchase program announced in September 2001, and extended from time to time by the Company’s Board of Directors, the Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advance by the Board. Subsequent to June 30, 2007, through August 7, 2007, the Company has repurchased approximately 139,500 shares totaling $918,000 in the open market under this stock repurchase plan.

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

Overview

We provide software and services for Business Intelligence, Performance Management and Reporting applications. Actuate’s portfolio of products enables organizations to develop applications that optimize corporate performance. Reporting applications built on the Actuate 9 open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, and partners with information that they can access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Our goal is to ensure that all users can adopt decision-making information into their day-to-day activities, opening up new avenues for improving corporate performance. Actuate’s Performance Management products help organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution.

We began shipping our first product in January 1996. We sell software products through two primary means: (i) directly to end-user customers through our direct sales force and (ii) through indirect channel partners such as OEMs, resellers and system integrators. OEMs generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end-user customers. All of our revenues are derived from license fees for software products and fees for services relating to such products, including software maintenance and support, consulting and training.

Our total revenues for the second quarter of fiscal year 2007 were $34.7 million, a 10% increase over the second quarter of fiscal year 2006. This was primarily due to a continued increase in new and repeat business from a number of Global 9000 customers, which resulted in 26% or approximately $2.9 million of higher software license revenues over the same quarter last year. For the second quarter of fiscal year 2007, we reported net income of $3.4 million or $0.05 per diluted share compared to a net income of $1.6 million or $0.02 per diluted share in the second quarter of fiscal year 2006. This increase in net income was primarily due to the increase in license revenues. During the quarter, we repurchased approximately 789,000 shares of our common stock at an average price of $6.32 per share for approximately $4.9 million. Our total headcount at the end of the second quarter of fiscal year 2007 was 597 compared to 602 employees at the end of second quarter of last year.

North American total revenues increased from $24.4 million in the second quarter of fiscal year 2006 to $26.5 million in the second quarter of fiscal year 2007. Revenues from international regions also increased from $7.2 million in the second quarter of fiscal year 2006 to approximately $8.2 million in the second quarter of fiscal year 2007. These international revenues represented 24% of our total revenues versus 23% in the same period last year.

For the first six months of fiscal year 2007, North American total revenues increased from $47.2 million in the first half of fiscal year 2006 to $50.1 million in the first half of fiscal year 2007. For the first six months of fiscal year 2007, revenues from international regions also increased from $14.3 million in the first half of fiscal year 2006 to approximately $16.6 million in the first half of fiscal year 2007. For the first six months of fiscal year 2007, we derived 25% of our total revenues from sales outside of North America versus 23% in the same period last year.

During the last half of fiscal year 2007, we expect at least three trends to continue to have significant impact on results of our operations. We currently believe that corporate IT budgets will grow modestly in the remainder of fiscal year 2007. Second, corporations will continue to be reluctant to buy software from new vendors and we continue to witness corporations consolidate their Business Intelligence, Enterprise Reporting software and Performance Management application purchases into fewer suppliers. Finally, we expect to continue to experience vigorous competition in the Enterprise Reporting and Performance Management markets. Several of our competitors have released or acquired products that are marketed to be directly competitive with our Enterprise Reporting application platform and our Performance Management application. The existence of these competitive products requires additional sales and marketing efforts to differentiate our products, which results in extended sales cycles. We believe that competition in the Enterprise Reporting and Performance Management markets will continue to be vigorous in the near future.

For the remainder of 2007, we will continue to pursue the strategic initiatives to improve revenue growth that we began introducing in 2004 as well as our new initiatives introduced in 2006 related to Performance Management and Open Source. These initiatives are as follows:

•

Selling to IT Management—We continue to focus our sales efforts on selling our products to IT managers who we believe generally recognize the technical advantages of our products. We hope this initiative will result in increased license revenue in the short term.

•

Solution Selling to Line-of-Business Management—We are creating software solutions to market to line-of-business managers. These solutions are in the areas of operational performance reporting and customer self service reporting. We hope this initiative will result in increased license revenue over the medium-to-long term.

•

Investing in BIRT—Although we have already released our open source reporting tool, known as BIRT, into the market, we are continuing to make a significant investment in further developing this open-source product. BIRT, which is free, may in the short term cannibalize some smaller sales of reporting products and will likely reduce demand for professional services. BIRT-based projects do not result in professional services revenues to the same extent as the Company’s traditional designer products. However, we hope that BIRT will eventually become widely adopted by Java developers and will create demand for our other commercially available products. The BIRT project is a long-term initiative.

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

We have a limited ability to forecast future revenues and expenses, thus the prediction of future operating results is difficult. In addition, historical growth rates in our revenues and earnings should not be considered indicative of future revenue or earnings growth rates or operating results. There can be no assurance that any of our business strategies will be successful or that we will be able to achieve and maintain profitability on a quarterly or annual basis. It is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors, and in such event the price of our common stock is likely to decline.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
License fees	41%	35%	39%	34%
Services	59	65	61	66

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	1	2	1	2
Cost of services	18	22	19	24
Sales and marketing	40	38	40	39
Research and development	16	17	17	17
General and administrative	12	13	13	13
Amortization of other purchased intangibles	1	1	1	1
In-process research and development	—	—	—	1
Restructuring charges	—	—	—	—

Total costs and expenses	88	93	91	97

Income from operations	12	7	9	3
Interest and other income, net	2	1	2	1

Income before income taxes	14	8	11	4
Provision for income taxes	(4)	(3)	(4)	(2)

Net income	10%	5%	7%	2%

Revenues

Our revenues are derived from software license fees and services, which include software maintenance and support, consulting and training. Total revenues increased 10% from $31.7 million for the quarter ended June 30, 2006 to $34.7 million for the quarter ended June 30, 2007. This increase was primarily due to strong demand for Business Intelligence, Performance Management and Reporting applications from a number of Global 9000 customers, which resulted in 26% or approximately $2.9 million of higher software license revenues over the same quarter last year. Services revenues increased marginally by approximately 1% from $20.5 million to $20.6 million during the same period.

Sales outside of North America were $8.3 million or 24% of total revenues for the second quarter of fiscal year 2007, compared to $7.2 million, or 23% of total revenues for the second quarter of fiscal year 2006. Approximately $500,000 of the increase in total revenues was due to the favorable impact of exchange rate fluctuations, primarily on Euro-based and British Pound-based transactions.

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

For the first half of fiscal year 2007, total revenues were $66.7 million, an 8% or approximately $5.2 million increase over the same period last year. This increase was primarily due to growth in license revenues while service revenues showed modest growth of approximately 1% from $40.3 million in the first half of fiscal year 2006 to $40.6 million in the first half of fiscal 2007.

Sales outside of North America were $16.6 million or 25% of total revenues for the first half of fiscal year 2007, compared to $14.3 million or 23% of total revenues for the same period last year. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 25% and 26% of total revenues from license fees for the first half of fiscal years 2007 and 2006, respectively.

There was one customer that accounted for more than of 10% of our total revenues for the quarter ended June 30, 2007.

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2007	2006	Variance $’s	Variance %	2007	2006	Variance $’s	Variance %
Revenues
License fees	$14,096	$11,184	$2,912	26%	$26,086	$21,171	$4,915	23%
Services	20,604	20,488	116	1%	40,589	40,345	244	1%

Total Revenues	$34,700	$31,672	$3,028	10%	$66,675	$61,516	$5,159	8%

% of Revenue
License fees	41%	35%			39%	34%
Services	59%	65%			41%	66%

Total Revenues	100%	100%			100%	100%

License fees. The increase in license revenues for the second quarter of fiscal year 2007 over the same period in the prior year was primarily due to continued strong demand for our products resulting in new and repeat business from a number of Global 9000 customers. We also continue to see growth in sales transactions driven by our BIRT, open source-related product offerings. The region that realized the most significant license revenue growth was the North America region, which accounted for 29%, or $2.5 million increase in total license revenues over the second quarter of fiscal year 2006. By region, North America accounted for approximately 77% of the total license revenue while Europe and Asia Pacific regions accounted for 22% and 1% of the total license revenues for the second quarter of fiscal 2007, respectively. For the same period last year, North America accounted for approximately 75% of the total license revenue while the Europe and Asia Pacific regions accounted for 22% and 3% of the total license revenues, respectively. For the second quarter of 2007, we recorded revenue on three sales transactions individually greater than $1.0 million. This compared to one sales transaction greater than $1.0 million in the same period last year. The number of orders greater than $1.0 million has historically ranged from none to three per quarter. We do not expect to rely on any one customer for our future business.

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2007	2006	Variance $’s	Variance %	2007	2006	Variance $’s	Variance %
Services Revenues
Professional services	$3,870	$4,492	$(622)	(14)%	$7,697	$10,031	$(2,334)	(23)%
Maintenance and support	16,734	15,996	738	5%	32,892	30,314	2,578	9%

Total Services	$20,604	$20,488	$116	1%	$40,589	$40,345	$244	1%

% of Services Revenue
Professional services	19%	22%			19%	25%
Maintenance and support	81%	78%			81%	75%

Total Services	100%	100%			100%	100%

Services. The marginal increase in services revenues was driven by the growth in our maintenance and support revenues, which continued to increase in the second quarter of fiscal year 2007 by 5% or approximately $740,000 over the same quarter last year. The primary contributor was continued growth in our installed base of customers under maintenance plans. This increase was offset by a 14%, or a $620,000 decrease in our professional services and training revenues. The decrease in professional services revenues was primarily the result of the increase in the adoption of BIRT-based projects by our customers which do not result in professional service revenues to the same extent as the Company’s traditional designer products. The success of the Company’s BIRT initiative therefore resulted in a reduction in the Company’s revenue from professional services during the second quarter of this year. In addition, services revenue continued to decrease in the second quarter of 2007 due to the fact that we had experienced strong consulting revenue growth during the first half of fiscal 2006. This growth was a result of higher demand for our professional services in the first half of 2006, as well as a specific contractual issue associated with a services engagement in the fourth quarter of 2005 which delayed recognition of the revenue associated with that engagement to the first and second quarters of 2006.

The modest growth in services revenues for the six months ended June 30, 2007 was primarily attributed to the increase in our maintenance and support revenues of approximately 9% or $2.6 million, driven by a continued growth in our installed base of customers under maintenance plans. This increase was offset by a 23% or approximately $2.3 million decrease in our services and training revenues. These decreases were primarily attributed to the reasons discussed above.

Operating Expenses

Cost of license fees

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2007	2006	Variance $’s	Variance %	2007	2006	Variance $’s	Variance %
Cost of license fees	$476	$472	$4	1%	$936	$966	$(30)	(3)%
% of license revenue	3%	4%			4%	5%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The changes in cost of license fees in absolute dollars for the second quarter and the first six months of fiscal year 2007, compared to the corresponding periods in the prior year, was not significant. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 3% and 6% of revenues from license fees for the remainder of fiscal year 2007.

Cost of services

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2007	2006	Variance $’s	Variance %	2007	2006	Variance $’s	Variance %
Cost of services	$6,103	$6,925	$(822)	(12)%	$12,393	$14,599	$(2,206)	(15)%
% of services revenue	30%	34%			31%	36%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the second quarter of fiscal year 2007, compared to the corresponding period in the prior year, was directly related to the decline in consulting services revenues which was mainly due to the increase in the adoption of BIRT-based projects by our customers which do not result in professional service revenues to the same extent as the Company’s traditional designer products. Furthermore, we experienced reductions in third party consulting fees and employee travel by approximately $540,000 as a result of this decline in services engagements. There was also a reduction in the allocation of sales support to the services function due to the decrease in professional consulting revenues.

For the six months ended June 30, 2007 the decrease in cost of services was primarily due to reductions in third party consulting fees and employee travel by approximately $1.5 million as a result of lower demand for our professional services during the first half of 2007 as compared to the same period last year primarily due to the increase in the adoption of BIRT-based projects by our customers which do not result in professional service revenues to the same extent as the Company’s traditional designer products, and a reduction in the allocation of sales support to the services function due to a decrease in professional consulting revenues. We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 33% to 36% of total services revenues for the remainder of fiscal year 2007.

Sales and marketing

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2007	2006	Variance $’s	Variance %	2007	2006	Variance $’s	Variance %
Sales and marketing	$13,896	$12,150	$1,746	14%	$27,002	$23,707	$3,295	14%
% of total revenue	40%	38%			40%	39%

Sales and marketing expenses consist primarily of salaries, commissions, stock-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. The 14% increase in sales and marketing expenses in both absolute dollars and as a percentage of total revenues for the second quarter of fiscal year 2007, compared to the corresponding period in the prior year, was due to increase in salaries, sales commissions and related compensation costs of approximately $1.2 million. This increase in employee related costs was primarily a result of a 6% increase in our sales headcount in support of our increased license sales. In addition, due to the decrease in our consulting revenue activity, fewer sales support services were allocated to our professional services group in the second quarter of 2007.

For the six months ended June 30, 2007 the increase in sales and marketing expenses was primarily due to increases in salaries, sales commissions and related compensation and employee recruiting costs of approximately $2.5 million due to the increase in software license sales. In addition, due to the decrease in our consulting revenue activity, fewer sales support services were allocated to our professional services group in the second half of 2007. These increases in cost were offset by a $200,000 decrease in marketing and promotional related expense.

We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 36% to 40% of total revenues for the remainder of fiscal year 2007.

Research and development

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2007	2006	Variance $’s	Variance %	2007	2006	Variance $’s	Variance %
Research and development	$5,605	$5,327	$278	5%	$11,073	$10,610	$463	4%
% of total revenue	16%	17%			17%	17%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, stock-based compensation costs, enhancement of existing products, quality assurance and testing. The increase in research and development expenses in the second quarter and for the first six months of fiscal year 2007, compared to the corresponding period in the prior year, was attributed to employee compensation related costs due to a 5% increase in our product development headcount, primarily in our Shanghai R&D facility. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 19% of total revenues for the remainder of fiscal year 2007.

General and administrative

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2007	2006	Variance $’s	Variance %	2007	2006	Variance $’s	Variance %
General and administrative	$4,265	$4,208	$57	1%	$8,802	$8,263	$539	7%
% of total revenue	12%	13%			13%	13%

General and administrative expenses consist primarily of personnel costs, stock-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The slight increase in general and administrative expenses in absolute dollars for the second quarter of fiscal year 2007, compared to the corresponding period in the prior year, was primarily due to increased stock-based compensation expense of approximately $300,000 offset by decreased salaries, related benefits and employee travel and entertainment expenses of approximately $200,000 due partially to a 5% decrease in our headcount over the second quarter of last year.

For the six months ended June 30, 2007 the increase in general and administrative expenses was primarily due to increased stock-based compensation expense of approximately $580,000 offset by lower employee travel and entertainment expenses. We expect our general and administrative expenses to be in the range of 12% to 14% of total revenues for the remainder of fiscal year 2007.

Amortization of other purchased intangibles

For the three and six months ended June 30, 2007, we recorded a charge of $237,000 and $474,000 for the amortization of other purchased intangibles. These costs represent the amortization of the intangibles associated with the acquisition of performancesoft on a straight-line basis. These amortization amounts are consistent with those recorded during the same periods in the prior year.

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

We did not record any purchased in-process research and development charges during fiscal 2007 as we did not engage in any acquisitions.

Restructuring charges

During the first quarter of fiscal year 2007, we evaluated the consolidation of our facilities as a result of the performancesoft acquisition and determined that an additional facility-related restructuring charge was required. This charge was directly related to the consolidation of our three offices located in the United Kingdom into one office and was accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. We did not incur a restructuring charge during the second quarter of fiscal 2007.

On June 1, 2007, we entered into sublease agreements with Oracle Corporation for approximately 83,212 square feet of office space in the Bridgepointe Campus in San Mateo, California. We plan to vacate our current corporate headquarters located at 701 Gateway Boulevard, South San Francisco, California during the third quarter of fiscal 2007 and use this new subleased premises as our corporate headquarters. If we do vacate our current facilities, we may record a restructuring charge in the third quarter of fiscal 2007 in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

Interest and other income, net

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2007	2006	Variance $’s	Variance %	2007	2006	Variance $’s	Variance %
Interest and other income, net	$793	$343	$450	131%	$1,545	$678	$867	128%
% of total revenue	2%	1%			2%	1%

Interest and other income, net, is comprised primarily of interest income earned by the Company on cash and short-term investments. Interest income increased by approximately $400,000 as compared to the second quarter of fiscal year 2006 due primarily to higher average interest earned on our investments. This increase in interest was a result of a higher average interest rate, as well as higher cash and short term investment balances in the second quarter of fiscal 2007.

For the six months ended June 30, 2007, the increase was due primarily due to a higher weighted average interest rate on our investments resulting in an increase in interest income of approximately $800,000, a net increase of approximately $140,000 in other income due primarily to favorable currency exchange gains, partially offset by accrued interest of $80,000 on the $4.8 million earnout liability related to the performancesoft acquisition.

Provision for income taxes

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2007	2006	Variance $’s	Variance %	2007	2006	Variance $’s	Variance %
Provision for income taxes	$1,528	$1,109	$419	38%	$2,464	$1,558	$906	58%
% of total revenue	4%	3%			4%	2%

The increase in the income tax provision for the second quarter of fiscal year 2007 as compared to the second quarter of fiscal year 2006 is primarily due to higher domestic net income for 2007.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No, 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). As a result of the implementation of FIN 48, the Company had total federal, state, and foreign unrecognized tax benefits of $2.1 million. Of that total, approximately $320,000 are unrecognized tax benefits that, if recognized would affect the effective tax rate.

In accordance with the provisions of FIN 48, approximately $380,000 of the unrecognized tax benefits was reclassified in the second quarter of fiscal 2007 from current to long term income tax payable. The remaining balance of the unrecognized tax benefits decreased the associated non- current deferred tax asset and corresponding valuation allowance.

Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2007, the Company had no interest or penalties accrued on the unrecognized tax benefits.

The Company files income tax returns in the U.S. federal, states, and various foreign jurisdictions. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. With limited exceptions, the Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for the years before 2003. The Company is not currently undergoing federal, state or foreign income tax examinations.

As of June 30, 2007, the Company does not expect any material changes to uncertain tax positions within the next twelve months.

Liquidity and Capital Resources

	As of June 30, 2007	As of June 30, 2006	Change $	Change %
Cash, cash equivalents and short-term investments	$70,584	$45,118	$25,466	56%
Working capital	$41,169	$27,077	$14,092	52%
Stockholders’ equity	$82,045	$60,182	$21,863	36%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commissions bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is discussed below.

Net cash provided by operating activities in the first half of fiscal 2007 was $16.4 million, primarily comprised of net income, net of non-cash related expenses. The working capital sources of cash were a decrease in accounts receivables due to improved collections and an increase in deferred revenue due primarily to an increase in maintenance and support obligations. Days sales outstanding (“DSO”), calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, decreased by 30 days from 82 days at December 31, 2006 to 52 days at June 30, 2007. The primary working capital uses of cash were due to payments of accrued commission, bonuses and a reduction in accrued restructuring as a result of payments made during the first half of fiscal 2007.

Cash used in investing activities was $12.0 million for the six months ended June 30, 2007 compared to $5.4 million used for the same period in fiscal 2006. The increase in the cash used for investing activities primarily relates to the timing of purchases and maturities of marketable securities and our capital expenditures to support our growth.

Cash used in financing activities was $4.8 million for the six months ended June 30, 2007 compared to $215,000 provided by financing activities the same period in fiscal year 2006. This increase in cash used was primarily the result of payments totaling $9.5 million to repurchase approximately 789,000 shares of common stock in the open market offset by a higher amount of option exercises by employees as a result of an increase in the stock price during the quarter.

We believe that our current cash balances and cash generated from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may find it necessary to sell additional equity or obtain additional credit facilities. The sale of additional equity could result in additional dilution to our current stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, such as the acquisition of the minority interest in our 88% owned subsidiary in Japan, or complementary products or to obtain the right to use complementary technologies.

Contractual Obligations and Commercial Commitments.

Our license agreements include indemnification for infringement of third party intellectual property rights and certain warranties. Historically, we have not experienced significant claims under these contractual rights. Therefore, no amounts have been accrued relating to those indemnities and warranties.

In connection with the office building leases in South San Francisco, California, we initially provided the landlord with letters of credit in the amount of $3.9 million as a security deposit. We have provided a security interest in all of our assets as collateral for the letter of credit. These letters of credit have been reduced at pre-determined intervals. The value of the letters of credit has decreased over time. As of June 30, 2007, only one letter of credit for $228,600 remains securing these leases. Actuate has granted a security interest in all of its assets as security for the letter of credit.

The Company will reach the end of its lease term on its current corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. As a result, on June 1, 2007, the Company entered into sublease agreements with Oracle Corporation for approximately 83,212 square feet of office space in the Bridgepointe Campus in San Mateo, California. The Company plans to vacate its current corporate headquarters located at 701 Gateway Boulevard, South San Francisco, California during the third quarter of fiscal 2007 and use the subleased premises as its corporate headquarters. If we do vacate our current facilities, we may record a restructuring charge in the third quarter of fiscal 2007 in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires the recognition of costs associated with exit or disposal activities when they are incurred. The majority of this charge would likely be comprised of rent and related costs associated with the idle facilities through the end of the lease term.

As of June 30, 2007, Actuate pledged $395,000 of restricted cash on the accompanying condensed consolidated balance sheet, as collateral for a standby letter of credit that guarantee its contractual obligations relating to its sublease agreement for its new corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying Condensed Consolidated Balance Sheet.

In addition to the Company’s operating leases related to its headquarters, Actuate also has operating leases for various smaller facilities which house its foreign offices. Rent expense for all facilities under operating leases was approximately $2.4 million and $2.5 million during the first half of fiscal years 2007 and 2006, respectively.

On January 5, 2006, we acquired all of the outstanding stock of performancesoft. The acquisition principally consisted of an initial cash purchase price of $15.3 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. Due to the fact that the contingent consideration was not determinable beyond a reasonable doubt at the time of acquisition, the Company did not include this contingent consideration in the acquisition accounting at the date of acquisition. Rather, it was recorded when we were able to determine the estimated amount of the payout beyond a reasonable doubt, which occurred in the fourth quarter of 2006. Based on the criteria stipulated in the acquisition agreement, we determined that the earnout payment would be approximately $5.0 million. We recorded this additional consideration as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill. This additional consideration is expected to be paid in the second half of fiscal year 2007. In addition to the earnout payment, we also paid out $325,000 to the former shareholders based on the resolution of specific contingent items documented in the purchase agreement. This additional cost was also allocated to goodwill in fiscal 2006.

The following table summarizes our contractual obligations as of June 30, 2007 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$19,546	$5,457	$8,604	$5,319	$166
Purchase obligations (2)	2,252	2,042	144	61	5
performancesoft earnout	4,945	4,945	—	—	—
Adoption of FIN 48 (3)	380	—	380	—	—

Total	$27,123	$12,444	$9,128	$5,380	$171

(1)	Our future contractual obligations include minimum lease payments under operating leases at June 30, 2007, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $9.1 million is included in restructuring liabilities on the Company’s consolidated balance sheet as of June 30, 2007.
(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of June 30, 2007. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(3)	The adoption effect of FIN 48 represents the tax liability associated with the calculation of uncertain tax positions. See FIN 48 discussion under Item 5 of this document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first six months of fiscal years 2007 and 2006 we derived 25% and 23%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our losses due to foreign exchange rate fluctuations were approximately $60,000 for the first six months of fiscal 2007 compared to losses of approximately $120,000 during the same period last year. During the second quarter of fiscal 2007, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenue growth by approximately $500,000 when compared to the same period in the prior year.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Due to the nature of our investments, we believe that there is no material risk exposure.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, trade accounts receivable. We have policies that limit investments in investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support client receivables. Our credit risk is also mitigated because our customer base is diversified by geography. There are no individual customer receivable balances at the end of the quarter ended June 30, 2007 which comprised more than 10% of the ending outstanding receivables balance. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Changes in Internal Controls

During the three and six months ended June 30, 2007, in response to the material weakness identified in Form 10-K as filed with the Securities and Exchange Commission on March 20, 2007, we implemented the following control measure:

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

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Ability to effectively launch new or enhanced products, including the timely education of the Company’s sales, marketing and consulting personnel with respect to such new or enhanced products;

•	Customers delaying purchasing decisions in anticipation of new products or product enhancements;

•	Budgeting cycles of its customers;

•	Failure to successfully manage its acquisitions;

•	Defects in its products and other product quality problems;

•	Failure to successfully balance the need for qualified professional services employees and unexpected personnel changes in our professional services business;

•	Changes in the market segments and types of customers at which it focuses its sales and marketing efforts;

•	Changes in perpetual licensing models to term- or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale;

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis; and

•	Changes in the mix of license and services revenue.

Because the Company’s software products are typically shipped shortly after orders are received, total revenues in any quarter are substantially dependent on orders booked and shipped throughout that quarter. Furthermore, several factors may require the Company, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

•	Whether the license agreement includes both software products that are then currently available and software products or other enhancements that are still under development;

•	Whether the license agreement relates entirely or partly to software products that are currently not available;

•	Whether the license agreement requires the performance of services that may preclude revenue recognition until successful completion of such services;

•	Whether the license agreement includes acceptance criteria that may preclude revenue recognition prior to customer acceptance;

•	Whether the license agreement includes undelivered elements (including limited terms or durations) that may preclude revenue recognition prior to customer acceptance; and

•	Whether the license agreement includes extended payment terms that may delay revenue recognition until the payment becomes due.

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

THE COMPANY HAS MADE, AND MAY IN THE FUTURE MAKE, ACQUISITIONS, WHICH INVOLVE NUMEROUS RISKS.

The Company’s business is highly competitive, and as such, its growth is dependent upon market growth and its ability to enhance its existing products, introduce new products on a timely basis and expand its distribution channels and professional services organization. One of the ways the Company has addressed and will continue to address these issues is through acquisitions of other companies. On January 5, 2006, the Company purchased all of the outstanding capital stock of performancesoft, Inc.

Specifically, the acquisition of performancesoft involves numerous risks, including that the performancesoft stock purchase agreement includes large escrow ($2.65 million, of which $1.0 million was paid out in 2006 and the balance remains in escrow) and earnout or contingent consideration (up to $13.5 million) provisions that could be the subject of disputes between the Company and certain former performancesoft shareholders.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 25%, 23% and 23% for the first six months of fiscal years 2007, 2006 and 2005, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company is moving from a focus on direct sales to a focus on indirect sales in certain of its international markets in 2007. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 25%, 26%, and 35% of total revenues from license fees for the first six months of fiscal years 2007, 2006 and 2005, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST ITS CURRENT AND FUTURE COMPETITORS.

The Company’s market is intensely competitive and characterized by rapidly changing technology, evolving standards and product releases by the Company’s competitors that are marketed to compete directly with the Company’s products. The Company’s competition comes in five principal forms:

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

•

Competition from the IT departments of current or potential customers that may develop scalable Business Intelligence, Performance Management and Reporting applications internally, which applications may be cheaper and more customized than the Company’s products; and

•

Competition from BIRT. The Company expects that BIRT, which is free, may in the short term cannibalize some smaller sales of its Enterprise Reporting products and could negatively impact its professional services revenue.

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

IF THE MARKET FOR BUSINESS INTELLIGNECE AND PERFORMANCE MANAGEMENT AND REPORTING APPLICATION SOFTWARE DOES NOT GROW AS THE COMPANY EXPECTS; ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The market for Business Intelligence, Performance Management and Reporting software products is still emerging and the Company cannot be certain that such market will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for Business Intelligence, Performance Management and Reporting software products fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its Business Intelligence, Performance Management and Reporting related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about Business Intelligence, Performance Management and Reporting applications and its products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be materially harmed.

BECAUSE THE SALES CYCLES OF THE COMPANY’S PRODUCTS ARE LENGTHY AND VARIABLE, ITS QUARTERLY RESULTS MAY FLUCTUATE.

The purchase of the Company’s products by its end-user customers for deployment within the customer’s organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond the Company’s control. These delays can arise from a customer’s internal procedures to approve large capital expenditures, budgetary constraints, the testing and acceptance of new technologies that affect key operations and general economic and political events. The sales cycle for initial orders and larger follow-on orders for the Company’s products can be lengthy and variable. Additionally, sales cycles for sales of the Company’s products to OEMs tend to be longer, ranging from 6 to 24 months or more, and may involve convincing the OEM’s entire organization that the Company’s products are the appropriate software for their applications. This time period does not include the sales and implementation cycles of such OEM’s own products, which can be longer than the Company’s sales and implementation cycles. Certain of the Company’s customers have in the past, or may in the future, experience difficulty completing the initial implementation of Actuate’s products. Any difficulties or delays in the initial implementation by the Company’s end-user customers or indirect channel partners could cause such customers to reject the Company’s software or lead to the delay or non-receipt of future orders for the large-scale deployment of its products, in which case the Company’s business, operating results and financial condition would be materially harmed.

ADVANCES IN HARDWARE TECHNOLOGY MAY CAUSE OUR SOFTWARE REVENUE TO DECLINE.

In the past, the Company has licensed software for a certain number of “processors” or “CPUs” to many of its customers. Advances in hardware technology, including, but not limited to, greater CPU clock speeds, multiple-core processors and virtualization have afforded software performance gains to some customers, causing them to defer additional software purchases from the Company. The occurrence of any of these events, and other future advances, could seriously harm the Company’s business, operating results and financial condition. Furthermore, in many cases, use of the software on such advanced hardware without payment of a transfer fee is prohibited by the terms of applicable license agreements or Company policies. The Company intends to require compliance with such terms and as a result of its enforcement efforts, customers may defer or cease purchasing additional software or maintenance and support. The occurrence of any of these events could materially harm the Company’s business, operating results and financial condition.

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

As a result of the complexities inherent in Business Intelligence, Performance Management and Reporting applications, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company’s products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm the Company’s business, operating results and financial condition. If the Company fails to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, the Company’s business, operating results and financial condition would be harmed.

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

In late 2006, the Company released “Actuate Performancesoft Track” and portions of a major new release of its Reporting software product, Actuate 9 and released additional portions of Actuate 9 in the first half of 2007. The Company hopes that its new product, Actuate Performancesoft Track, and the enhanced product, Actuate 9, will be introduced in a timely fashion and will be widely adopted and accepted by the Company’s existing and new customers and OEM partners. If they are not, the Company’s business, operating results and financial condition may be adversely affected in a material way.

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

THE COMPANY’S COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of the Company’s common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in its operating results;

•	Changes in the economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products, including open source products, or new contracts announced by it or its competitors;

•	Developments with respect to copyrights or proprietary rights;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of Business Intelligence, Performance Management and Reporting application software;

•	Adoption of new accounting standards affecting the software industry (including stock option-expensing roles); and

•	Changes in financial estimates by securities analysts.

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

CERTAIN OF THE COMPANY’S CHARTER PROVISIONS AND DELAWARE LAW MAY PREVENT OR DETER A CHANGE IN CONTROL OF ACTUATE.

The Company’s Certificate of Incorporation, as amended and restated (the “Certificate of Incorporation”), and Bylaws, as amended and restated (“Bylaws”) contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions authorizing the issuance of “blank check” preferred stock and eliminating the ability of stockholders to act by written consent. In addition, certain provisions of Delaware law and the Company’s stock option plans may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of the Company’s common stock

THE COMPANY’S HEADQUARTERS WILL CHANGE IN THE SECOND HALF OF 2007 AND RISKS ASSOCIATED WITH MOVING THE HEADQUARTERS COULD ADVERSELY AFFECT ITS OPERATING RESULTS.

The lease for the Company’s principal facility located at 701 Gateway Boulevard, South San Francisco, California expires in February 2008. The Company has entered into a new sublease agreement for a facility in San Mateo, California to which the Company plans to move in the second half of 2007. There is a risk that the move will cause the Company to incur unexpected costs and divert the attention of its management and employees from critical aspects of its day-to-day operations. As a result, moving the Company’s headquarters could materially harm the Company’s operating results and business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended June 30, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
April 1, 2007 through April 30, 2007	—		—	—
Month #2
May 1, 2007 through May 31, 2007	789,640	$6.32	789,640	—
Month #3
June 1, 2007 through June 30, 2007	—		—	—

Total	789,640	$6.32	789,640	—

(1)	In January 2005, pursuant to the stock repurchase program announced in September 2001, and extended from time to time by the Company’s Board of Directors, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. The Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advance by the Board. Subsequent to June 30, 2007, through August 7, 2007, the Company has repurchased approximately 139,500 shares totaling $918,000 in the open market under this stock repurchase plan.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 30, 2007, our stockholders approved the following items:

1.	The election of the following individuals as Directors of the Company.

	For	Authority Withheld
Nicolas C. Nierenberg	53,658,172	2,534,958
Peter I. Cittadini	53,659,676	2,533,454
George B. Beitzel	50,741,155	5,451,975
Kenneth E. Marshall	53,911,905	2,281,225
Arthur C. Patterson	53,664,866	2,528,264
Steven D. Whiteman	53,911,846	2,281,284

2.	The ratification of the appointment of KPMG, LLP, Registered Independent Public Accountants, as the Company’s auditors for the fiscal year ending December 31, 2007.

For	55,579,326
Against	420,461
Abstain	193,343

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation (Registrant)

Dated: August 9, 2007	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Chief Financial Officer, Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)