Form 10-Q
period 2007-09-30
ACTUATE CORP
filed 2007-11-09
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-24607

Actuate Corporation

(Exact name of Registrant as specified in its charter)

Delaware	94-3193197
(State of incorporation)	(I.R.S. Employer Identification No.)

2207 Bridgepointe Parkway, Suite 500

San Mateo, California 94404

(650) 645-3000

(Address, including zip code, and telephone number,

including area code, of Registrant’s principal executive offices)

Former name, former address and former fiscal year, if changed since last report:

701 Gateway Boulevard

South San Francisco, California, 94080

650-837-2000

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

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of September 30, 2007
Common Stock, par value $.001 per share	60,947,742

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$31,402	$31,113
Short-term investments	38,086	28,966
Accounts receivable, net of allowance of $584 and $826 at September 30, 2007 and December 31, 2006, respectively	29,270	31,233
Other current assets	4,961	5,233

Total current assets	103,719	96,545
Property and equipment, net	5,053	4,379
Goodwill	35,642	35,248
Other purchased intangibles, net	3,971	5,455
Other assets	6,625	5,962

	$155,010	$147,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,782	$1,590
Current portion of restructuring liabilities	3,570	2,897
Accrued compensation	5,036	6,033
Acquisition related payable	5,632	4,864
Other accrued liabilities	5,435	4,635
Income taxes payable	—	703
Deferred revenue	36,094	38,525

Total current liabilities	57,549	59,247

Long-term liabilities:
Deferred rent	—	23
Long-term deferred revenue	3,086	2,328
Deferred tax liabilities	16	420
Income taxes payable	412	—
Restructuring liabilities, less current portion	6,050	7,761

Total long-term liabilities	9,564	10,532

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in one or more series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 71,737,369 and 69,397,135 shares, respectively; outstanding 60,947,742 and 60,893,289 shares, respectively	61	61
Additional paid-in capital	135,958	121,562
Treasury stock, at cost; 10,789,627 and 8,503,846 shares, respectively	(37,479)	(23,300)
Accumulated other comprehensive income	569	40
Accumulated deficit	(11,212)	(20,553)

Total stockholders’ equity	87,897	77,810

	$155,010	$147,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
License fees	$13,438	$11,585	$39,524	$32,756
Services	21,301	20,344	61,890	60,689

Total revenues	34,739	31,929	101,414	93,445

Costs and expenses:
Cost of license fees	423	465	1,359	1,431
Cost of services	6,080	6,788	18,473	21,387
Sales and marketing	13,587	11,879	40,589	35,586
Research and development	5,351	5,166	16,424	15,776
General and administrative	4,315	3,758	13,117	12,021
Amortization of other purchased intangibles	237	237	711	711
In-process research and development	—	—	—	900
Restructuring charges	926	16	1,223	16

Total costs and expenses	30,919	28,309	91,896	87,828

Income from operations	3,820	3,620	9,518	5,617
Interest and other income, net	761	636	2,306	1,314

Income before income taxes	4,581	4,256	11,824	6,931
Provision (benefit) for income taxes	(26)	1,745	2,438	3,303

Net income	$4,607	$2,511	$9,386	$3,628

Basic net income per share	$0.08	$0.04	$0.15	$0.06

Shares used in basic per share calculation	60,767	60,317	60,696	60,280

Diluted net income per share	$0.07	$0.04	$0.14	$0.05

Shares used in diluted per share calculation	68,710	66,157	68,559	66,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$9,386	$3,628
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase	6,769	4,798
Amortization of other purchased intangibles	1,463	1,478
Depreciation	1,703	1,265
In-process research and development	—	900
Restructuring charges	1,223	16
Net operating loss utilizations related to prior acquisitions	42	464
Accretion of discount on short-term debt securities	(138)	94
Accrued interest on earnout	152	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	1,963	(151)
Other current assets	(574)	1,463
Accounts payable	(14)	(3,360)
Accrued compensation	(997)	(1,550)
Other accrued liabilities	800	(99)
Deferred tax assets	682	(147)
Deferred tax liability	(404)	—
Income taxes payable	(336)	(52)
Deferred rent liabilities	(23)	(130)
Restructuring liabilities	(2,085)	(1,468)
Deferred revenue	(1,673)	2,392

Net cash provided by operating activities	17,939	9,541

Investing activities
Purchases of property and equipment	(2,347)	(671)
Increase in restricted cash	(395)	—
Proceeds from maturity of short-term investments	73,312	57,258
Purchases of short-term investments	(82,144)	(47,524)
Purchases of minority shares of Actuate Japan	—	(354)
Acquisition of performancesoft, Inc., net of cash acquired	—	(15,341)
Purchase of source code	—	(1,000)
Proceeds from security deposit	209	—
Change in other current and non-current assets	(112)	35

Net cash used in investing activities	(11,477)	(7,597)

Financing activities
Tax benefit from exercise of stock options	1,337	1,898
Proceeds from issuance of common stock	6,290	2,061
Stock repurchases	(14,179)	(3,487)

Net cash provided by (used in) financing activities	(6,552)	472

Net increase in cash and cash equivalents	(90)	2,416
Effect of exchange rates on cash and cash equivalents	379	434
Cash and cash equivalents at the beginning of the period	31,113	12,490

Cash and cash equivalents at the end of the period	$31,402	$15,340

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

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 20, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of operating results for any other future interim period or the full fiscal year.

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

Stock-based compensation expense and the related income tax benefit recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” in the accompanying condensed consolidated income statements in connection with stock options and the ESPP for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Stock Options	$2,324	$1,596	$6,399	$4,512
ESPP	195	94	370	286

Total stock-based compensation	$2,519	$1,690	$6,769	$4,798

Income tax impact	$498	$668	$1,337	$1,898

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimate the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also look at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimate the volatility of our common stock by using historical volatility over the calculated expected term. We base the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The assumptions we use to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the nine months ended September 30, 2007 and 2006 are as follows:

	Options		ESPP
	Nine Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Volatility	77.06 -80.41%	83.57 - 86.82%	35.78 - 38.66%	42.58 – 46.05%
Expected term (years)	5.31 - 5.49	4.16 - 4.5	0.5	0.5
Risk free interest rate	4.13 - 4.75%	4.50 - 4.88%	4.47 - 5.05%	4.68 - 5.08%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	3 - 4%	4%	N/A	N/A

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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding	60,767	60,317	60,696	60,280
Weighted-average dilutive stock options outstanding under the treasury stock method	7,943	5,840	7,863	5,911

Weighted-average common shares used in computing diluted net income per share	68,710	66,157	68,559	66,191

We generated net income for the three and nine month periods ended September 30, 2007. Under the treasury stock method, stock options with exercise prices exceeding the average share price of our Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 3,196,377 and 2,874,711 in the three and nine months ended September 30, 2007, respectively. We also generated net income for the three and nine month periods ended September 30, 2006. The weighted-average number of shares excluded from the calculation of diluted net income was 4,932,307 and 4,679,932 in the three and nine months ended September 30, 2006, respectively. These anti-dilutive options could be dilutive in future periods.

The weighted average exercise price of excluded stock options was $6.51 and $6.63 for the three and nine months ended September 30, 2007, respectively. The weighted average exercise price of excluded stock options was $4.96 and $5.03 for the three and nine months ended September 30, 2006, respectively.

Comprehensive Income

Other comprehensive income includes currency translation adjustments and unrealized gains and losses on short-term investments that are not included in net income, but rather are recorded directly in stockholders’ equity. The following table represents changes in the components of accumulated other comprehensive income for the three and nine months ended September 30, 2007 and 2006, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$4,607	$2,511	$9,386	$3,628
Foreign currency translation adjustment gain, net of tax	210	64	265	304
Unrealized gain on available-for-sale-securities, net of tax	113	33	105	55

Total comprehensive income	$4,930	$2,608	$9,756	$3,987

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with certain exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of FAS 159 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact, if any, that FAS 159 will have on our consolidated financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 157, (“SFAS 157”) “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for periods beginning after November 15, 2007. The Company is currently evaluating the effects of implementing this standard.

2. Acquisition of performancesoft, Inc.

On January 5, 2006, the Company acquired all of the outstanding stock of performancesoft, Inc. The acquisition principally consisted of an initial cash purchase price of $15.3 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. Due to the fact that the contingent consideration was not determinable at the time of acquisition, the Company did not include this contingent consideration in the acquisition accounting at that time. Rather, it was recorded in the fourth quarter of 2006, when the Company was able to determine the estimated amount of the payout. The Company determined that the initial earnout payment would be approximately $4.9 million and the Company recorded this estimated cost as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill at that time. In the third quarter of 2007, the final settlement agreement was signed and the settlement increased the Company’s initial liability, representing the final earnout settlement amount along with accrued interest. This final amount was paid on October 5, 2007. The Company recorded additional consideration of approximately $616,000, as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill in the third quarter of fiscal 2007.

In accordance with criteria stipulated in the acquisition agreement, funds previously held in escrow totaling $201,000 were released to Actuate in October 2007. The Company had previously included these funds held in escrow as part of the initial purchase price, and accordingly, it recorded this release of funds from escrow of $201,000, as a reduction in the cost of the acquired enterprise and this was offset to goodwill in the third quarter of fiscal 2007.

3. Investment in Actuate Japan

The minority shareholders of Actuate Japan have the non-expiring option to put their equity interest (“Minority Interest”) in Actuate Japan and Actuate has the option to call the Minority Interest. In February 2006, a minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its equity interest in Actuate Japan. This minority shareholder exercised its right on March 15, 2006 resulting in a payment of approximately $354,000 for this interest during the first quarter of fiscal year 2006. This payment was recorded as additional goodwill related to Actuate Japan. The Minority Interest as of September 30, 2007 was approximately 12% of the total equity interest. If the Minority Interest Shareholder chose to put these remaining shares, Actuate would be required to pay approximately $442,000 to purchase these shares. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise its put option.

4. Restructuring Charges

During the third quarter of fiscal 2007, the Company recorded a restructuring charge related to the relocation of its headquarter facility from South San Francisco to San Mateo, California and the closure of its service facility in Iselin, New Jersey. These charges were primarily comprised of rent and operating expenses through the end of the lease term for the fully vacated portion of the South San Francisco facility, impairment of assets and leasehold improvements considered abandoned, and relocation costs to the new facility. The Company also recorded restructuring charges for rent and operating expenses reduced by estimated sublease income for the Iselin, New Jersey facility. As a result of this relocation of its headquarters and the closure of its services facility, The Company recorded a restructuring charge of $926,000 in the third quarter of fiscal 2007 in accordance with Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which requires the recognition of costs associated with exit or disposal activities when they are incurred. Approximately 40% of the South San Francisco facility was fully vacated during the third quarter of fiscal 2007, and accordingly, restructuring charges were only recognized on that portion of the facility.

During the first quarter of fiscal year 2007, the Company evaluated the consolidation of its facilities as a result of the performancesoft acquisition and determined that an additional $297,000 facility-related restructuring charge was required. This charge was directly related to the consolidation of the Company’s three offices located in United Kingdom into one office and was accounted for in accordance with FAS146.

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

In the second quarter of 2007, the Company entered into a new sublease agreement with its existing tenant. As a result of this new agreement, prior assumptions such as vacancy periods and sublease rates were updated to reflect the terms of the new agreement which extends through April 2011. These updates did not result in any modification to the existing assumptions used to establish the restructuring reserve.

As of September 30, 2007, approximately $9.2 million of lease exit costs, net of sublease income, remain accrued for all of the Company’s restructuring plans, and are expected to be fully utilized by fiscal year 2011.

The following table summarizes the restructuring accrual activity during the nine months ended September 30, 2007 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2006	$450	$10,208	$10,658
Restructuring charges	—	1,223	1,223
Foreign currency translation adjustments	19	3	22
Equipment impairments	—	(176)	(176)
Cash payments, net of rents collected on sublease	—	(2,107)	(2,107)

	469	9,151	9,620
Less: current portion	(469)	(3,101)	(3,570)

Long-term balance at September 30, 2007	$—	$6,050	$6,050

5. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. Due to the inability to reasonably forecast foreign annual ordinary earnings, foreign jurisdictions are not included in the annual effective tax rate. In these jurisdictions, the respective statutory rate is applied to the quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

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

The Company adopted the provisions of FASB Interpretation No, 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Under FIN 48, only income tax positions that meet the more likely than not recognition threshold may be recognized in the financial statements. An income tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

Significant judgment is required in applying the principles of FIN 48 and SFAS No. 109, (“SFAS 109”) “Accounting for Income Taxes”. The calculation of our provision for income taxes involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be predicted with certainty. In addition, we cannot be certain that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods.

As of January 1, 2007, the Company had total federal, state, and foreign unrecognized tax benefits of $2.2 million. Of that total, approximately $320,000 of the unrecognized tax benefits, if recognized would affect the effective tax rate.

Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2007, the Company had no interest or penalties accrued on the unrecognized tax benefits.

As of September 30, 2007, the Company does not expect any material changes to uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal, states, and various foreign jurisdictions. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The 2003 to 2007 tax years generally remain subject to U.S. federal, state, or non-U.S. income tax examinations. Currently, the Company is not being audited by any federal, state or foreign income tax authorities.

6. Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
North America	$24,399	$24,322	$74,462	$71,554
Europe	9,362	6,168	24,096	18,475
Asia Pacific and others	978	1,439	2,856	3,416

	$34,739	$31,929	$101,414	$93,445

As of September 30, 2007, we operated solely in one reportable segment, which is the development, marketing and support of our Enterprise Reporting Application software. For the three and nine months ended September 30, 2007, sales derived from our United Kingdom operation exceeded 10% of our total revenues. There was no single customer that accounted for more than 10% of total revenues in the three or nine months ended September 30, 2007 and 2006.

7. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with SFAS 142, the Company performs its annual impairment test of goodwill on October 1 of each year. Following is a roll-forward of the activity that affected goodwill during the first nine months of fiscal 2007 (in thousands):

Goodwill as of December 31, 2006	$35,248
Acquisition of performancesoft (earn-out settlement)	616
Acquisition of performancesoft (release of escrow previously included in purchase price)	(201)
Acquired net operating losses utilized	(21)

Goodwill as of September 30, 2007	$35,642

The change in goodwill was primarily the result of our acquisition of performancesoft, Inc. For additional discussion on the performancesoft acquisition, please refer to “Note 2, Acquisition of performancesoft, Inc” in the Notes to Condensed Consolidated Financial Statements.

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$14,000	$(11,790)	$2,210	$14,000	$(11,280)	$2,720
Purchased technologies	8,291	(6,863)	1,428	8,291	(6,089)	2,202
Trademark	1,500	(1,167)	333	1,500	(967)	533

	$23,791	$(19,820)	$3,971	$23,791	$(18,336)	$5,455

During the first nine months of 2007, the Company made adjustments to goodwill and purchased technology related to the tax affected portion of the net operating losses (NOLs) utilized with respect to the Tidestone and Nimble acquisitions, respectively. These adjustments resulted in reductions of approximately $21,000 and $21,000 to the Company’s goodwill and purchased intangibles balances, respectively.

Amortization expense of purchased intangible assets was approximately $486,000 and $509,000 for the three months ended September 30, 2007 and 2006, respectively. Of this total, approximately $249,000 and $272,000 was related to the amortization of purchased technology. Amortization expense of purchased intangible assets was approximately $1.5 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively. Of this total, approximately $752,000 and $754,000 was related to the amortization of purchased technology. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of income. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and intangibles
2007 (remainder of year)	$484
2008	1,687
2009	900
2010	900

$3,971

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

In connection with the office building leases in South San Francisco, California, we initially provided the landlord with letters of credit in the amount of $3.9 million as a security deposit. These letters of credit have been reduced at pre-determined intervals. As of September 30, 2007, only one letter of credit for $228,000 remains securing these leases.

The Company will reach the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. As a result, on June 1, 2007, the Company entered into five year sublease agreements with Oracle Corporation for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California.

In addition to the Company’s operating leases related to its headquarters, Actuate also has operating leases for various smaller facilities which house its foreign offices. Rent expense for all facilities under operating leases was approximately $3.8 million during the first nine months of fiscal years 2007 and 2006, respectively.

9. Restricted Cash

As of September 30, 2007, Actuate pledged $395,000 as restricted cash on the accompanying condensed consolidated balance sheet, as collateral for a standby letter of credit that guarantees its contractual obligations relating to the new sublease agreement for its new corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified in Other Assets on the accompanying condensed consolidated balance sheet.

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

As of September 30, 2007, 230,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

The weighted average grant date fair value of options granted during the quarter ended September 30, 2007 was $4.48 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended September 30, 2007 was $3.4 million.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.53-$1.49	5,928,911	5.26 years	$1.48	5,928,911	$1.48
$1.56-$2.99	4,028,062	6.70 years	$2.61	3,018,419	$2.63
$3.00-$3.59	3,157,579	5.99 years	$3.53	2,065,507	$3.53
$3.60-$4.99	3,464,199	5.00 years	$4.07	3,092,327	$4.06
$5.05-$31.19	3,324,530	8.42 years	$6.51	512,505	$13.16

$0.53-$31.19	19,903,281	6.15 years	$3.32	14,617,669	$2.96

At September 30, 2007, options outstanding had an intrinsic value of $65.8 million.

	September 30, 2007	September 30, 2006
Options Outstanding
Vested and expected to vest	19,557,659	20,369,635
Aggregate Intrinsic value (in thousands)	$65,031	$34,975
Weighted average exercise price per share	$3.31	$2.94
Weighted average remaining contractual term (in years)	6.11	5.92
Options Exercisable
Options currently exercisable	14,617,669	15,114,640
Aggregate Intrinsic value of currently exercisable options (in thousands)	$54,495	$28,364
Weighted average exercise price per share	$2.96	$2.86
Weighted average remaining contractual term (in years)	5.25	5.63

As of September 30, 2007, the number of shares of common stock reserved for future issuance under all option plans and the Purchase Plan was 14,422,449.

11. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Maintenance and support	$35,182	$36,329
Other	3,998	4,524

	$39,180	$40,853
Less: Current portion	(36,094)	(38,525)

Long-term deferred revenue	$3,086	$2,328

Maintenance and support typically consists of first year maintenance and support services associated with the initial purchase of Actuate’s software, and the renewal of annual maintenance and support services from customers who purchased Actuate’s software in prior periods. The maintenance and support period is generally 12 months and revenues are typically recognized on a straight-line basis over the term of the maintenance and support period.

Other deferred revenue consisted of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria of SOP No. 97-2 and are, therefore, deferred until all revenue recognition criteria have been met.

12. Subsequent Events

On October 24, 2007, our Board of Directors authorized an acceleration of our existing stock repurchase program. The Company can now repurchase shares in an amount not to exceed $6.3 million per quarter, and a cumulative amount not to exceed $50.0 million over a two year period. Subsequent to September 30, 2007, through November 8, 2007, the Company has repurchased 444,166 shares totaling approximately $3.7 million in the open market under this stock repurchase plan.

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

Our total revenues for the third quarter of fiscal year 2007 were $34.7 million, a 9% increase over the third quarter of fiscal year 2006. This was primarily due to a continued increase in new and repeat business from a number of Global 9000 customers, which contributed to a 16%, or approximately $1.8 million of higher software license revenues over the same quarter last year. For the third quarter of fiscal year 2007, we reported net income of $4.6 million, or $0.07 per diluted share, compared to a net income of $2.5 million or $0.04 per diluted share in the third quarter of fiscal year 2006. This increase in net income was primarily due to the increase in overall revenues and a lower provision for income taxes. During the quarter, we repurchased approximately 665,000 shares of our common stock at an average price of $6.96 per share for approximately $4.6 million. Our total headcount at the end of the third quarter of fiscal year 2007 was 574 compared to 598 employees at the end of the third quarter of last year.

North American total revenues in the third quarter of fiscal year 2007 remained consistent with the prior year at $24.4 million while revenues from international regions increased from $7.6 million in the third quarter of fiscal year 2006 to approximately $10.3 million in the third quarter of fiscal year 2007. Of this $2.7 million increase in international revenues, approximately $640,000 or 24% was due to the favorable impact of exchange rate fluctuations, primarily on Euro-based and British Pound-based transactions. These international revenues represented 30% of our total revenues in the third quarter of 2007, versus 24% in the same period last year.

For the nine months of fiscal year 2007, North American total revenues increased $3.0 million to $74.5 million when compared to the same period last year. International regions also increased from $21.9 million for the nine months of fiscal year 2006 to approximately $26.9 million for the first nine months of 2007. Of this $5.0 million increase in international revenues, approximately $1.8 million or 36% was due to the favorable impact of exchange rate fluctuations, primarily on Euro-based and British Pound-based transactions. For the first nine months of fiscal year 2007, we derived 27% of our total revenues from sales outside of North America versus 23% in the same period last year.

During the fourth quarter of fiscal year 2007, we expect at least three trends to continue to have significant impact on the results of our operations. We currently believe that corporate IT budgets will grow modestly in the remainder of fiscal year 2007. Second, corporations will continue to be reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, Enterprise Reporting software and Performance Management application purchases into fewer suppliers. Finally, we expect to continue to experience vigorous competition in the Enterprise Reporting and Performance Management markets. Several of our competitors have released or acquired products that are marketed to be directly competitive with our Enterprise Reporting application platform and our Performance Management application. The existence of these competitive products requires additional sales and marketing efforts to differentiate our products, which results in extended sales cycles. We believe that competition in the Enterprise Reporting and Performance Management markets will continue to be vigorous in the near future.

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

Actuate was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate’s principal executive offices are located at 2207 Bridgepointe Parkway, Suite 500, San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains a Web site at www.actuate.com.

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

Our significant accounting policies are described under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2006, on Form 10-K filed with the SEC on March 20, 2007. During the first quarter of fiscal 2007, we changed our Critical Accounting Policies as a result of the implementation of FIN 48 is described below. No other changes were made to our critical accounting policies in the remainder of fiscal 2007.

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

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
License fees	39%	36%	39%	35%
Services	61	64	61	65

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	1	1	1	2
Cost of services	18	21	18	23
Sales and marketing	39	37	41	38
Research and development	15	16	16	17
General and administrative	12	12	13	13
Amortization of other purchased intangibles	1	1	1	1
In-process research and development	—	—	—	1
Restructuring charges	3	—	1	—

Total costs and expenses	89	88	91	95

Income from operations	11	12	9	5
Interest and other income, net	2	2	2	1

Income before income taxes	13	14	11	6
Provision (benefit) for income taxes	—	5	2	3

Net income	13%	9%	9%	3%

Revenues

Our revenues are derived from software license fees and services, which include software maintenance and support, consulting and training. Total revenues increased 9% from $31.9 million for the quarter ended September 30, 2006 to $34.7 million for the quarter ended September 30, 2007. This increase was primarily due to strong demand for Business Intelligence, Performance Management and Reporting applications from a number of Global 9000 customers, which contributed to a 16% or approximately $1.8 million of higher software license revenues over the same quarter last year. Services revenues increased by approximately 5% from $20.3 million to $21.3 million during the same period.

Sales outside of North America were $10.3 million or 30% of total revenues for the third quarter of fiscal year 2007, compared to $7.6 million, or 24% of total revenues for the third quarter of fiscal year 2006. Approximately $640,000 of the increase in total revenues was due to the favorable impact of exchange rate fluctuations, primarily on Euro-based and British Pound-based transactions.

For the nine months of fiscal year 2007, total revenues were $101.4 million, an 8% or approximately $8.0 million increase over the same period last year. This increase was primarily due to a $6.8 million or 21% growth in license revenues, while service revenues showed modest growth of approximately 2% from $60.7 million in the nine months of fiscal year 2006 to $61.9 million during the same period this year.

Sales outside of North America were $26.9 million or 27% of total revenues for the nine months of fiscal year 2007, compared to $21.9 million or 23% of total revenues for the same period last year. Of this $5.0 million increase in international revenues, approximately $1.8 million or 36% was due to the favorable impact of exchange rate fluctuations, primarily on Euro-based and British Pound-based transactions. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 29% and 33% of total revenues from license fees for the first nine months of fiscal years 2007 and 2006, respectively.

There was no customer that accounted for more than of 10% of our total revenues for the quarter ended September 30, 2007.

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $	Variance %	September 30,		Variance $	Variance %
	2007	2006			2007	2006
Revenues
License fees	$13,438	$11,585	$1,853	16%	$39,524	$32,756	$6,768	21%
Services	21,301	20,344	957	5%	61,890	60,689	1,201	2%

Total Revenues	$34,739	$31,929	$2,810	9%	$101,414	$93,445	$7,969	8%

% of Revenue
License fees	39%	36%			39%	35%
Services	61%	64%			61%	65%

Total Revenues	100%	100%			100%	100%

License fees. The increase in license revenues for the third quarter of fiscal year 2007 over the same period in the prior year was primarily due to continued strong demand for our products resulting in new and repeat business from a number of Global 9000 customers. We also continue to see growth in sales transactions driven by our BIRT, open source-related product offerings. The region that realized the most significant license revenue growth was the EMEA region, which accounted for 139%, or $2.7 million increase in total license revenues over the third quarter of fiscal year 2006, partially offset by a 59% decrease in the Asia Pacific region. By region, North America accounted for approximately 63% of the total license revenue while Europe and Asia Pacific regions accounted for 35% and 2% of the total license revenues for the third quarter of fiscal 2007, respectively. For the same period last year, North America accounted for approximately 77% of the total license revenue while the Europe and Asia Pacific regions accounted for 17% and 6% of the total license revenues, respectively. For the third quarter of 2007, we recorded license revenue on three sales transactions individually greater than $1.0 million. There were no license revenue transactions individually greater than $1.0 million in the same period last year. The number of orders greater than $1.0 million has historically ranged from none to three per quarter. We do not expect to rely on any one customer for our future business.

For the nine months of fiscal year 2007, total license revenues increased by approximately $6.8 million over the same period last year. This was primarily due to increases in the average size of license transactions during fiscal 2007 over the same period last year. In fiscal 2007, the Company also experienced an increase in the number of license transactions in excess of $1.0 million over the same period last year. The increase in average size of license transactions and the increase in transactions in excess of $1.0 million represent broader acceptance of the Company’s BIRT initiative and application of our Business Intelligence, Performance Management and Reporting products by our existing and new Global 9000 customers.

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2007	2006			2007	2006
Services Revenues
Professional services	$4,087	$4,378	$(291)	(7)%	$11,783	$14,409	$(2,626)	(18)%
Maintenance and support	17,214	15,966	1,248	8%	50,107	46,280	3,827	8%

Total Services	$21,301	$20,344	$957	5%	$61,890	$60,689	$1,201	2%

% of Services Revenue
Professional services	19%	21%			19%	24%
Maintenance and support	81%	79%			81%	76%

Total Services	100%	100%			100%	100%

Services. The marginal increase in services revenues was driven by the growth in our maintenance and support revenues, which continued to increase in the third quarter of fiscal year 2007 by 8% or approximately $1.2 million over the same quarter last year. The primary contributor was continued growth in our installed base of customers under maintenance plans. This increase was offset by a 7%, or a $291,000 decrease in our professional services and training revenues. The decrease in professional services revenues was primarily the result of the increase in the adoption of BIRT-based projects by our customers which do not generate professional service revenues to the same extent as the Company’s traditional designer products. The success of the Company’s BIRT initiative therefore resulted in a reduction in the Company’s revenue from professional services during the third quarter of this year.

The modest growth in services revenues for the nine months ended September 30, 2007 was primarily attributed to the increase in our maintenance and support revenues of approximately 8% or $3.8 million, driven by a continued growth in our installed base of customers under maintenance plans. This increase was offset by an 18% or approximately $2.6 million decrease in our services and training revenues. These decreases were primarily attributed to the reasons discussed above. In addition, we had experienced strong consulting revenue growth during the first half of fiscal 2006. This growth was a result of higher demand for our professional services in the first half of 2006, as well as a specific contractual issue associated with a services engagement in the fourth quarter of 2005 which delayed recognition of the revenue associated with that engagement to the first and second quarters of 2006.

Operating Expenses

Cost of license fees

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2007	2006			2007	2006
Cost of license fees	$423	$465	$(42)	(9)%	$1,359	$1,431	$(72)	(5)%
% of license revenue	3%	4%			3%	4%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The changes in cost of license fees in absolute dollars for the third quarter and the first nine months of fiscal year 2007, compared to the corresponding periods in the prior year, was not significant. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 3% and 4% of revenues from license fees for the remainder of fiscal year 2007.

Cost of services

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2007	2006			2007	2006
Cost of services	$6,080	$6,788	$(708)	(10)%	$18,473	$21,387	$(2,914)	(14)%
% of services revenue	29%	33%			30%	35%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred in providing software maintenance and support, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the third quarter of fiscal year 2007, compared to the corresponding period in the prior year, was directly related to the decline in consulting services revenues. The decline in consulting services revenues was mainly due to the increase in the adoption of BIRT-based projects by our customers which do not result in professional service revenues to the same extent as the Company’s traditional designer products. Furthermore, beginning in the third quarter of 2006, the Company started utilizing fewer outside consultants and began relying more heavily on Actuate employees in order to reduce overall costs. By reducing the number of third party consultants, the Company has been able to decrease costs of services related to certified training and consulting expenses from prior year. Cost of service has been decreasing every quarter since the first quarter of 2006, which is consistent with the decrease in third party consulting revenue. Third party consulting revenue decreased by 7% from approximately $960,000 in the third quarter of fiscal 2006 to approximately $890,000 in the third quarter of fiscal 2007.

For the nine months ended September 30, 2007 the decrease in cost of services was primarily due to reductions in third party consulting fees, employee compensation and related travel by approximately of $2.0 million. This decrease was primarily due to a shift in Company practice from outside consultants to Actuate employees in order to reduce overall costs. Third party consulting revenue decreased by 31% from approximately $3.5 million in the first nine months of fiscal 2006 to approximately $2.4 million in the first nine months of fiscal 2007. Also, there was lower demand for our professional services during the nine months of 2007 as compared to the same period last year primarily due to the increase in the adoption of BIRT-based projects by our customers which do not generate professional service revenues to the same extent as the Company’s traditional designer products. Finally, there was a reduction in the allocation of sales support to the services function due to a decrease in professional consulting revenues. We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 28% to 31% of total services revenues for the remainder of fiscal year 2007.

Sales and marketing

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2007	2006			2007	2006
Sales and marketing	$13,587	$11,879	$1,708	14%	$40,589	$35,586	$5,003	14%
% of total revenue	39%	37%			40%	38%

Sales and marketing expenses consist primarily of salaries, commissions, stock-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. The increase in sales and marketing expenses in both absolute dollars and as a percentage of total revenues for the third quarter of fiscal year 2007, compared to the corresponding period in the prior year, was due to increases in salaries, sales commissions and related compensation costs of approximately $1.2 million. This increase in employee related costs was primarily a result of higher sales commissions due to an increase in our software license and first year maintenance bookings over the same period last year and an increase in stock-based compensation expense. We also experienced increases in marketing and sales promotion expenses as well as lower allocation of sales support services to our professional services group due to a decrease in our consulting revenue activity.

For the nine months ended September 30, 2007 the increase in sales and marketing expenses was primarily due to increases in salaries, sales commissions and related compensation and employee recruiting costs of approximately $2.9 million due to the increase in software license sales and an increase in stock compensation expense. In addition, due to the decrease in our consulting revenue activity, fewer sales support services were allocated to our professional services group in the nine months of 2007. These increases in cost were offset by an approximately $240,000 decrease in employee travel and entertainment expense.

We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 36% to 40% of total revenues for the remainder of fiscal year 2007.

Research and development

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2007	2006			2007	2006
Research and development	$5,351	$5,166	$185	4%	$16,424	$15,776	$648	4%
% of total revenue	15%	16%			16%	17%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, stock-based compensation costs, enhancement of existing products, quality assurance and testing. The increase in research and development expenses in the third quarter and for the first nine months of fiscal year 2007, compared to the corresponding periods in the prior year, was attributed to employee compensation related costs due to a 5% increase in our product development headcount, primarily in our Shanghai research and development facility. This increase was partially offset by lower professional consulting costs. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 15% to 17% of total revenues for the remainder of fiscal year 2007.

General and administrative

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2007	2006	Variance $’s	Variance %	2007	2006	Variance $’s	Variance %
General and administrative	$4,315	$3,758	$557	15%	$13,117	$12,021	$1,096	9%
% of total revenue	12%	12%			13%	13%

General and administrative expenses consist primarily of personnel costs, stock-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses in absolute dollars for the third quarter of fiscal year 2007, compared to the corresponding period in the prior year, was primarily due to increased stock-based compensation expense and bad debt expense. These increases were partially offset by reduced accounting and legal fees over the third quarter of last year.

For the nine months ended September 30, 2007 the increase in general and administrative expenses was primarily due to increased stock-based compensation expense and bad debt expense offset partially by lower accounting and legal fees. We expect our general and administrative expenses to be in the range of 12% to 14% of total revenues for the remainder of fiscal year 2007.

Amortization of other purchased intangibles

For the three and nine months ended September 30, 2007, we recorded charges of $237,000 and $711,000, respectively for the amortization of other purchased intangibles. These costs represent the amortization of the intangibles associated with the acquisition of performancesoft on a straight-line basis. These amortization amounts are consistent with those recorded during the same periods in the prior year.

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

Restructuring charges

During the third quarter of fiscal 2007, we recorded a restructuring charge related to the relocation of our headquarters facility from South San Francisco to San Mateo, California and the closure of our service facility in Iselin, New Jersey. These charges were primarily comprised of rent and operating expenses through the end of the lease term for the fully vacated portion of the South San Francisco facility, impairment of fixed assets and leasehold improvements considered abandoned, and relocation costs to the new facility. We also recorded restructuring charges for rent and operating expenses offset by estimated sublease income for the Iselin, New Jersey facility. As a result of this relocation and the closure of our services facility, we recorded a restructuring charge of $926,000 in the third quarter of fiscal 2007 in accordance with FAS 146. Only approximately 40% of the South San Francisco facility was fully vacated during the third quarter of fiscal 2007. Therefore, restructuring charges were only recognized on that portion of the facility. We will likely recognize restructuring charges in future quarters on the remainder of the facility if and when those other floors are fully vacated.

During the first quarter of fiscal year 2007, we evaluated the consolidation of our facilities as a result of the performancesoft acquisition and determined that an additional $297,000 facility-related restructuring charge was required. This charge was directly related to the consolidation of our three offices located in United Kingdom into one office and was accounted for in accordance with FAS 146.

Interest and other income, net

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2007	2006	Variance $’s	Variance %	2007	2006	Variance $’s	Variance %
Interest and other income, net	$761	$636	$125	20%	$2,306	$1,314	$992	75%
% of total revenue	2%	2%			2%	1%

Interest and other income, net, is comprised primarily of interest income earned by the Company on cash and short-term investments. Interest income increased by approximately $400,000 as compared to the third quarter of fiscal year 2006 due primarily to higher average interest earned on our investments, an increase in our operating cashflows, partially offset by interest expense related to the performancesoft earnout obligation and net realized exchange losses due to a weaker dollar in the third quarter of fiscal 2007.

For the nine months ended September 30, 2007, the increase was primarily due to a higher weighted average interest rate on our investments and an increase in our short term investment balances, resulting in an increase in interest income of approximately $1.2 million, partially offset by accrued interest on the performancesoft earnout obligation and translation losses due to weaker dollar in the first nine months of fiscal 2007.

Provision for income taxes

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2007	2006	Variance $’s	Variance %	2007	2006	Variance $’s	Variance %
Provision (benefit) for income taxes	$(26)	$1,745	$(1,771)	(101)%	$2,438	$3,303	$(865)	(26)%
% of total revenue	—	5%			2%	3%

The Company recorded an income tax benefit of approximately $26,000 and tax provision of $2.4 million for the three and nine months ended September 30, 2007, respectively, compared to tax provisions of $1.7 million and $3.3 million for the three and nine months ended September 30, 2006, respectively. The decrease in the income tax provision for the three months and the nine months of fiscal year 2007 as compared to the same periods last year is due to lower pre-tax domestic income and to the fact that a majority of the Company’s foreign income is taxed at lower rates or not subject to tax due directly to the benefit of foreign losses and a tax holiday in our Swiss operations.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No, 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, the Company had total federal, state, and foreign unrecognized tax benefits of $2.2 million. Of that total, approximately $320,000 represents unrecognized tax benefits that, if recognized would affect the effective tax rate.

Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2007, the Company had no interest or penalties accrued on the unrecognized tax benefits.

As of September 30, 2007, the Company does not expect any material changes to uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal, states, and various foreign jurisdictions. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The 2003 to 2007 tax years generally remain subject to U.S. federal, state, or non-U.S. income tax examinations. Currently, the Company is not being audited by any federal, state or foreign income tax authorities.

Liquidity and Capital Resources

	As of September 30, 2007	As of September 30, 2006	Change $	Change %
Cash, cash equivalents and short-term investments	$69,488	$47,497	$21,991	46%
Working capital	$46,170	$32,203	$13,967	43%
Stockholders’ equity	$87,897	$64,780	$23,117	36%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commissions bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is discussed below.

We generated approximately $17.9 million in cash from operations in the first nine months of fiscal 2007 as compared to $9.5 million in the first nine months of fiscal 2006. The increase in cash generated from operations in the first nine months of fiscal 2007 over the first nine months of fiscal 2006 was primarily due to increased profitability and a positive increase in working capital. The working capital sources of cash were a decrease in accounts receivables due to improved collections. Days sales outstanding (“DSO”), calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, decreased by 4 days from 82 days at December 31, 2006 to 78 days at September 30, 2007. The primary working capital uses of cash were due to a reduction in deferred revenues, payments of accrued commission, bonuses and a reduction in accrued restructuring as a result of payments made during the first nine months of fiscal 2007.

We purchased property and equipment totaling $2.3 million in the first nine months of fiscal 2007 as compared to approximately $700,000 in the first nine months of fiscal 2006. The purchases consisted primarily of leasehold improvements and computer equipment and software. The increase primarily related to costs associated with the relocation to our new headquarters during the third quarter of fiscal 2007.

Cash used in financing activities was $6.6 million for the nine months ended September 30, 2007 compared to $472,000 provided by financing activities the same period in fiscal year 2006. This increase in cash used was primarily the result of payments totaling $14.2 million to repurchase approximately 2,286,000 shares of common stock in the open market offset by a higher amount of option exercises by employees as a result of an increase in the stock price during the first nine months of fiscal 2007.

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

In connection with the office building leases in South San Francisco, California, we initially provided the landlord with letters of credit in the amount of $3.9 million as a security deposit. We have provided a security interest in all of our assets as collateral for the letter of credit. These letters of credit have been reduced at pre-determined intervals. The value of the letters of credit has decreased over time. As of September 30, 2007, only one letter of credit for $228,600 remains securing these leases.

The Company will reach the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. As a result, on June 1, 2007, the Company entered into sublease agreements with Oracle Corporation for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California.

As of September 30, 2007, Actuate pledged $395,000 of restricted cash, as collateral for a standby letter of credit that guarantees its contractual obligations relating to its sublease agreement for its new corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying Condensed Consolidated Balance Sheet.

In addition to the Company’s operating leases related to its headquarters, Actuate also has operating leases for various smaller facilities which house its foreign offices. Rent expense for all facilities under operating leases remained unchanged at approximately $3.8 million for the first nine months of fiscal years 2007 and 2006.

On January 5, 2006, the Company acquired all of the outstanding stock of performancesoft, Inc. The acquisition principally consisted of an initial cash purchase price of $15.3 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. Due to the fact that the contingent consideration was not determinable at the time of acquisition, the Company did not include this contingent consideration in the acquisition accounting at that time. Rather, it was recorded in the fourth quarter of 2006, when the Company was able to determine the estimated amount of the payout. The Company determined that the initial earnout payment would be approximately $4.9 million and the Company recorded this estimated cost as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill at that time. In the third quarter of 2007, the final settlement agreement was signed and the settlement increased the Company’s initial liability, representing the final earnout settlement amount along with accrued interest. This final amount was paid on October 5, 2007. The Company recorded additional consideration of approximately $616,000, as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill in the third quarter of fiscal 2007.

In accordance with criteria stipulated in the acquisition agreement, funds previously held in escrow totaling $201,000 were released to Actuate in October 2007. The Company had previously included these funds held in escrow as part of the initial purchase price, and accordingly, it recorded this release of funds from escrow of $201,000, as a reduction in the cost of the acquired enterprise and this was offset to goodwill in the third quarter of fiscal 2007.

The following table summarizes our contractual obligations as of September 30, 2007 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$19,366	$5,179	$8,930	$4,853	$404
Purchase obligations (2)	3,145	2,900	186	49	10
performancesoft earnout	5,632	5,632	—	—	—
Obligations under FIN 48 (3)	380	—	380	—	—

Total	$28,523	$13,711	$9,496	$4,902	$414

(1)	Our future contractual obligations include minimum lease payments under operating leases at September 30, 2007, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $9.2 million is included in restructuring liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2007.

(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of September 30, 2007. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	The adoption effect of FIN 48 represents the tax liability associated with the calculation of uncertain tax positions. See FIN 48 discussion under Item 5 of this document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first nine months of fiscal years 2007 and 2006 we derived 27% and 23%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our losses due to foreign exchange rate fluctuations were approximately $146,000 for the first nine months of fiscal 2007 compared to losses of approximately $117,000 during the same period last year. During the third quarter of fiscal 2007, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenue growth by approximately $640,000 when compared to the same period in the prior year.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Due to the nature of our investments, we believe that there is no material risk exposure.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, trade accounts receivable. We have policies that limit investments in investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support client receivables. Our credit risk is also mitigated because our customer base is diversified by geography. There are no individual customer receivable balances at the end of the quarter ended September 30, 2007 which comprised more than 10% of the ending outstanding receivables balance. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control. Subject to these limitations, and based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls are not effective as to the material weakness discussed in our Form 10-K for the year ended December 31, 2006. However, in fiscal year 2007, the Company plans to remediate the material weakness identified in fiscal year 2006 by ensuring a detailed review of the supporting tax schedules by someone other than the preparer.

Changes in Internal Controls

During the three and nine months ended September 30, 2007, in response to the material weakness identified in Form 10-K as filed with the Securities and Exchange Commission on March 20, 2007, we implemented the following control measure:

•	We engaged Deloitte & Touche for a detailed involvement in the review of the Company’s quarterly and annual tax provision prepared by our Tax Director commencing in the first quarter of fiscal 2007.

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

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Ability to effectively launch new or enhanced products, including the timely education of the Company’s sales, marketing and consulting personnel with respect to such new or enhanced products;

•	Customers delaying purchasing decisions in anticipation of new products or product enhancements;

•	Budgeting cycles of its customers;

•	Failure to successfully manage its acquisitions;

•	Defects in its products and other product quality problems;

•	Failure to successfully balance the need for qualified professional services employees and changes in our professional services business;

•	Changes in the market segments and types of customers at which it focuses its sales and marketing efforts;

•	Changes in perpetual licensing models to term- or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale;

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis; and

•	Changes in the mix of license and services revenue.

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

The Company often implements changes to its license pricing structure for all of its products including increased prices and licensing parameters. If these changes are not accepted by the Company’s current customers or prospective, or future customers, its business, operating results, and financial condition could be harmed.

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

Generally, acquisitions involve numerous risks, including the following:

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

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that the Company’s current or future products infringe their intellectual property rights. The Company has been subject to infringement claims in the past and it expects that companies in the Business Intelligence, Enterprise Reporting or Performance Management software market may increasingly be subject to infringement claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation and expenses, divert management’s attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of intellectual property infringement against the Company and its failure or inability to obtain rights to the infringed or similar technology could materially harm the Company’s business, operating results and financial condition.

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 27%, 23% and 23% for the first nine months of fiscal years 2007, 2006 and 2005, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company is moving from a focus on direct sales to a focus on indirect sales in certain of its international markets. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 29%, 33%, and 38% of total revenues from license fees for the first nine months of fiscal years 2007, 2006 and 2005, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

•	Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they include functionality with their applications or databases;

•	Competition from other software vendors and software development tool vendors including providers of open-source software products;

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting are ongoing. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, and this assessment identified a material weakness in our internal control over financial reporting related to our income tax provision. Specifically, we did not maintain effective controls over the review of the income tax provision calculation by someone other than the preparer. The failure of this control resulted in a material error in the income tax provision. This material error was corrected prior to issuance of the Company’s 2006 consolidated financial statements. To remediate the aforementioned material weakness, the Company has engaged independent tax consultant to ensure a detailed review of the supporting tax schedules by someone other than the preparer. The Company cannot predict the outcome of its testing in future periods. If in future periods the Company concludes that its internal control over financial reporting is not effective, it may be required to change its internal control over financial reporting to remediate deficiencies, and investors may lose confidence in the reliability of its financial statements, causing the Company’s stock price to decline significantly.

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

IF THE COMPANY DOES NOT RELEASE NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS IN A TIMELY MANNER OR IF SUCH NEW PRODUCTS AND ENHANCEMENTS, INCLUDING THE COMPANY’S OPEN SOURCE PRODUCTS, FAIL TO ACHIEVE MARKET ACCEPTANCE, THE COMPANY’S BUSINESS COULD BE SERIOUSLY HARMED.

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

The Company hopes that its new products and enhancements to its products will be widely adopted and accepted by the Company’s existing and new customers and OEM partners. If they are not, the Company’s business, operating results and financial condition may be adversely affected in a material way.

THE SUCCESS OF THE COMPANY’S OPEN-SOURCE BIRT INITIATIVE IS DEPENDENT ON BUILDING A DEVELOPER COMMUNITY AROUND BIRT.

The success of the Company’s BIRT initiative is dependent on the open source contributions of third-party programmers and corporations, and if they cease to make these contributions to the Eclipse open source project or, the BIRT project, the Company’s BIRT product strategy could be adversely affected. If key members, or a significant percentage, of this group of developers or participating corporations decides to cease development of Eclipse, BIRT or other open source applications, the Company would have to either rely on another party (or parties) to develop these technologies, develop them itself or adapt its open source product strategy accordingly. This could increase the Company’s development expenses, delay its product releases and upgrades or adversely impact the Company’s open source strategy.

THE SUCCESS OF THE COMPANY’S OPEN-SOURCE BIRT INITIATIVE MAY NEGATIVELY IMPACT THE COMPANY’S PROFESSIONAL SERVICES REVENUE AND THE COMPANY’S OPERATING RESULTS.

BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products. The success of the Company’s BIRT initiative may therefore result in a reduction in the Company’s revenue from professional services. If there is an adverse impact on the Company’s professional services revenue due to BIRT and the Company cannot adjust the overhead associated with its professional services business in a timely fashion or find alternative revenue streams, the Company’s business, operating results and financial condition may be adversely affected in a material way.

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

The Company hopes that, over time, an increasing portion of its revenues and costs will be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company’s results of operations. Although the Company may in the future decide to undertake foreign exchange hedging transactions to cover a portion of its foreign currency transaction exposure, it currently does not attempt to cover any foreign currency exposure. If it is not effective in any future foreign exchange hedging transactions in which it engages, the Company’s business, operating results and financial condition could be materially harmed.

THE COMPANY’S EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO ITS BUSINESS AND IT MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL IT NEEDS.

The Company’s future success depends upon the continued service of its executive officers and other key personnel. None of its officers or key employees is bound by an employment agreement for any specific term. If the Company loses the service of one or more of its key employees, or if one or more of our executive officers or key employees decide to join a competitor or otherwise compete directly or indirectly with it, this could have a significant adverse effect on the Company’s business.

In addition, because experienced personnel in our industry are in high demand and competition for their talents is intense, the Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Accounting regulations require the expensing of stock options, which may impair our future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract and retain key personnel in the future.

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

THE COMPANY MAY BE UNABLE TO SUSTAIN OR INCREASE ITS PROFITABILITY.

While the Company was profitable in recent years, it incurred net losses during fiscal year 2003 and 2002. Its ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in its business. It expects its operating expenses to increase as its business grows, and it anticipates that it will make investments in its business. Therefore, the Company’s results of operations will be harmed if its revenues do not increase at a rate equal to or greater than increases in its expenses or are insufficient for it to sustain profitability.

IF THE COMPANY OVERESTIMATES REVENUES, IT MAY BE UNABLE TO REDUCE ITS EXPENSES TO AVOID OR MINIMIZE A NEGATIVE IMPACT ON ITS RESULTS OF OPERATIONS.

The Company’s revenues are difficult to forecast and are likely to fluctuate significantly from period to period. The Company bases its operating expense budgets on expected revenue trends. The Company’s estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of the Company’s sales prospects into actual licensing revenues could cause it to plan or budget inaccurately and those variations could adversely affect the Company’s financial results. In particular, delays, reductions in amount or cancellation of customers’ purchases would adversely affect the overall level and timing of the Company’s revenues and its business, results of operations and financial condition could be harmed. In addition, many of its expenses, such as office leases and certain personnel costs, are relatively fixed. It may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause a material variation in operating results in any period.

IF THE COMPANY’S PRODUCTS CONTAIN MATERIAL DEFECTS, ITS REVENUES MAY DECLINE.

Software products as complex as those offered by the Company often contain errors or defects, particularly when first introduced, when new versions or enhancements are released and when configured to individual customer computing systems. The Company currently has known errors and defects in its products. Despite testing conducted by the Company, if material defects and errors are found in current versions, new versions or enhancements of its products after commencement of commercial shipment, this could result in the loss of revenues or a delay in market acceptance or an increase in the rate of return of the Company’s products. The occurrence of any of these events could materially harm the Company’s business, operating results and financial condition.

THE COMPANY MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

Although license agreements with our customers typically contain provisions designed to limit the Company’s exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. The sale and support of the Company’s products may entail the risk of such claims, which are likely to be substantial in size in light of the use of its products in business-critical applications. A product liability claim brought against the Company could materially harm its business, operating results and financial condition.

THE PROTECTION OF OUR PROPRIETARY RIGHTS MAY BE INADEQUATE.

The Company has a small number of issued and pending U.S. patents expiring at varying times ranging from 2015 to 2020. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company licenses its software pursuant to shrink- or click-wrap or signed license agreements that impose certain restrictions on licensees’ ability to utilize the software. In addition, the Company seeks to avoid disclosure of its intellectual property, including by requiring those persons with access to its proprietary information to execute confidentiality agreements with the Company and by restricting access to its source code. The Company takes precautions to protect its software, certain documentation, and other written materials under trade secret and copyright laws, which afford only limited protection.

Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company’s products is difficult, and while it is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect the Company’s proprietary rights to the same extent as the laws of the United States. If the Company’s means of protecting its proprietary rights is not adequate or its competitors independently develop similar technology, the Company’s business could be materially harmed.

THE COMPANY’S COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of the Company’s common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in its operating results;

•	Changes in economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products, including open source products, or new contracts announced by it or its competitors;

•	Developments with respect to intellectual property laws;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of Business Intelligence, Performance Management and Reporting application software;

•	Adoption of new accounting standards affecting the software industry (including stock option-expensing roles); and

•	Changes in financial estimates by securities analysts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended September 30, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
July 1, 2007 through July 31, 2007	—		—	—
Month #2
August 1, 2007 through August 31, 2007	665,523	$6.96	665,523	—
Month #3
September 1, 2007 through September 30, 2007	—		—	—

Total	665,523	$6.96	665,523	—

(1)	In January 2005, pursuant to the stock repurchase program announced in September 2001, and extended from time to time by the Company’s Board of Directors, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. The Company is authorized to repurchase Actuate common stock in an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advance by the Board.

On October 24, 2007, our Board of Directors authorized an acceleration of our existing stock repurchase program. The Company is now authorized to repurchase shares in an amount not to exceed $6.3 million per quarter, and the cumulative amount not to exceed $50.0 million over a two year period. Subsequent to September 30, 2007, through November 8, 2007, the Company has repurchased 444,166 shares totaling approximately $3.7 million in the open market under this stock repurchase plan.

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

Actuate Corporation
(Registrant)

Dated: November 9, 2007	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President, Operations
and Chief Financial Officer
(Principal Financial and Accounting Officer)