Form 10-K
period 2007-12-31
ACTUATE CORP
filed 2008-03-17
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes  ☒                No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $310,923,565 based on the closing sale price as reported on The Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008

Common Stock, $0.001 par value	60,057,467

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2007.

Annual Report on Form 10-K

for the fiscal year ended December 31, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report on Form 10-K under “Business,” “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding Actuate’s expectations, beliefs or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements contained in this Report on Form 10-K after the date hereof or to conform such statements to actual results. Readers are cautioned not to place undue reliance on forward-looking statements and should carefully review the risk factors described in other documents Actuate files from time to time with the Securities and Exchange Commission, including current reports on Form 8-K and quarterly reports on Form 10-Q filed by Actuate during 2007.

PART I

ITEM 1.	BUSINESS

Overview

Actuate Corporation (“We”, “Actuate” or the “Company”) was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate provides software and services to develop and deploy Rich Internet Applications (“RIA”) that deliver rich interactive content that improve customer loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens with information that they can easily access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Our goal is to ensure that all users can use decision-making information their day-to-day activities, opening up completely new avenues for improving corporate performance. Actuate’s telephone number is 650-645-3000. Actuate maintains a Web site at www.actuate.com. The information posted on the Web site is not incorporated into this Annual Report.

In January 2006, Actuate acquired Performancesoft, Inc., (“Performancesoft”) a privately held Canadian company that offers Performance Management software and services. Actuate Performance Views, Track and BI have been specifically designed to address real-life Performance Management situations. These Rich Internet Applications with a simple-to-use web interface give users across the enterprise access to relevant Performance Management information to help them in their decision making. The combination of Performancesoft’s leading Performance Management applications and Actuate’s RIA-ready information platform provides capabilities for distributing accountability throughout the enterprise. Our customers are now able to quickly build and deploy rich, intuitive and easy to use Performance Management applications that offer managers at all levels the ability to drill-through from executive level information to real-time operational details, resulting in heightened management effectiveness and breakthrough corporate performance throughout the enterprise.

Industry Background

The emergence and acceptance of, as well as the dependence on, the Internet have fundamentally changed the way that consumers and businesses communicate, obtain information, purchase goods and transact business. Through the frequent and widespread usage of the Internet and more recently the emergence of RIA, users have developed a new set of expectations for accessing relevant, timely and dynamic information.

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

In order to achieve 100% user adoption of decision-making information, and reap the resulting benefits in corporate performance, organizations are turning to developing and deploying RIA. These applications eliminate the traditional obstacles to user adoption by providing decision-making information through intuitive, Web portal-like interfaces within a context of business processes that satisfy new user expectations for information accessibility and relevance. RIA extend the usage of information outside the firewall to customers and partners.

The Actuate Solution

Actuate offers a portfolio of products to develop and deploy RIA that deliver rich interactive content. The Actuate product line assures that 100% of users inside and outside the firewall can gain value from all enterprise information assets. A variety of intuitive, personalized and easy to use RIA present data integrated from all relevant sources. Flexible deployment options can support all projects, no matter how small or large.

Business Intelligence and Reporting:    Actuate provides a complete suite of Business Intelligence and Reporting products that provide interactive web reports, brochure-quality reporting, business analytics, and spreadsheet reporting. These capabilities are delivered within an easy-to-use integrated RIA experience to maximize user adoption.

Our Actuate Business Intelligence and Reporting product line provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical RIA that deliver rich interactive content. Such applications retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy RIA across a range of business functions including financial management, sales management, account management, and customer self-service. Actuate is a comprehensive platform that can be seamlessly integrated into any enterprise IT infrastructure and consists of a highly scalable and reliable server and a robust development environment for building RIA that deliver rich interactive content of any scale. Actuate’s powerful development and deployment architecture allows developers to create content from virtually any data source and present it in virtually any format required by users.

Performance Management:    The Actuate Performancesoft Suite of products engages the entire organization in improving performance from Metrics Management which provides management visibility into key measures of performance, to Activity Management which helps management the execution of day-to-day activities that drive performance, and Root Cause Analysis which enables user to make informed decisions to take action to address the problem at its root cause.

Actuate Performancesoft Views has been designed specifically to address real-life Performance Management situations. With a simple-to-use web interface, users across the enterprise can access relevant Performance Management information to help them make the right decisions. Actuate Performancesoft Track provides executive level insight into the activities that drive organizational performance and delivers true Activity Management by providing color-coded, performance-based status into all initiatives, linked to overall strategy and communicated organization-wide. Actuate Performancesoft BI greatly simplifies the dissemination and analysis of Performance Management information by offering users interactive, intuitive reports that drill directly from any measure in their Views scorecard to the operational detail that explains that measure’s status.

The combination of Actuate’s Performance Management applications and its RIA-ready information platform provides capabilities for distributing accountability throughout the enterprise. Our customers are now able to quickly build and deploy rich, intuitive and easy to use Performance Management applications. These applications offer managers at all levels the ability to drill-through from executive level information to real-time operational details, resulting in heightened management effectiveness and breakthrough corporate performance throughout the enterprise.

Actuate BIRT and e.Spreadsheet:    Actuate BIRT is based on the Eclipse Open Source Business Intelligence Reporting and Tools (“BIRT”) project. It provides indemnification, supports the Actuate 9 Collaborative Reporting Architecture and can leverage all the Actuate deployment options—embedded in applications or deployed in workgroups or enterprise-wide. Actuate e.Spreadsheet products are Excel-based and deliver Excel-like reporting, formatting and calculation functionality within Java applications. Actuate e.Spreadsheet products can also leverage all the Actuate deployment options—embedded in applications or deployed in workgroups or enterprise-wise.

Strategy

Our goal is to be the leader in delivering Rich Internet Applications Without Limits™ by increasing the richness, interactivity and effectiveness of enterprise information, for everyone, everywhere. Actuate delivers the next generation RIA-ready information platform for both customer and employee-facing applications. The Actuate platform boasts unmatched scalability, high-performance, reliability and security. Its proven RIA capabilities and highly collaborative development architecture are backed by the world’s largest open source business application developer community, grounded in BIRT, the Eclipse Foundation’s only top level Business Intelligence and reporting project. Key elements of our strategy include:

Expand Market Leadership Position through Strategic Relationships.    We believe that we have established a leading position in the market for RIA that deliver rich interactive content. To accelerate the adoption of the Actuate portfolio of products, we have established strategic relationships with leading software application vendors, systems integrators, consulting firms, specialized Performance Management consultants and development partners. We intend to further develop our existing strategic relationships and enter into new partnerships to expand our market presence and leadership.

Extend Technology Leadership.    Since inception, we have focused our research and development efforts on developing core technologies that address the requirements of developing and deploying RIA that deliver rich interactive content in the areas Business Intelligence and Performance Management. Our products integrate a number of advanced technologies, including a patented method of providing page level security in a report, LDAP integration, advanced viewing technology incorporating Java, PDF, DHTML, Unicode, XML, AJAX, Flash and Web services, a patented method of storing report objects, a multi-tier architecture, Web access and delivery technology, EII data access technology, patent-pending spreadsheet technology and intuitive Performance Management interfaces such as Briefing Books. In addition, we have in the past rapidly incorporated new technology into our product offerings. We believe that we provide a leading RIA-ready information platform technology and we intend to extend this leadership position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies when and if appropriate.

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

Focus on Key Application Areas.    Our technology is uniquely suited to meet customer requirements for RIA that deliver rich interactive content for specific business functions such as financial management, customer self-service, sales management, account management, workforce management and operational Performance Management. We intend to continue to focus on these areas within our sales and marketing functions as well as provide more complete customer solutions through targeted partnering and technology development.

Leverage Professional Services Capabilities.    We have established successful relationships with our customers by serving as an advisor in developing and deploying RIA. We are extending our direct Professional Services capabilities to provide an expanded set of services to address areas such as application development strategy, project management, security integration and application design. In addition, we offer similar high-quality Professional Services capabilities through third-party alliances and are currently focused on the development of relationships with global and national systems integrators. By offering our clients a full range of Professional Services on a global basis, we believe that we can broaden market awareness about the advantages of our platform and create opportunities to sell new or additional products to clients.

International Presence.    Outside North America, we have established subsidiaries in a number of countries and have reseller relationships throughout Europe, Middle East and Asia/Pacific region. We have localized versions of our products in French, German, Spanish, and Japanese and we also support Chinese, Korean, and right-to-left reporting. We intend to grow our international operations by increasing our international sales force, expanding our indirect distribution channels worldwide and by continuing the localization of our products in selected markets. For 2008, the Company has plans to increase its resources for direct sales in certain geographies while opportunistically transitioning from direct to indirect sales by resellers and distributors in other geographies. International sales accounted for 27%, 25%, and 24% of our total revenues in 2007, 2006, and 2005, respectively.

Leverage Open Source.    We plan to build a community of developers adopting the open source Eclipse BIRT project. We offer a number of complementary commercial products that build on the open source BIRT project offering and we intend to offer additional complementary commercial products in the future.

Products and Technology

Actuate 9 is a unified software platform for developing and deploying RIA that deliver rich interactive content. These applications can provide decision-making information with the simplicity, consistency, and relevance necessary for adoption by 100% of users, both inside and outside the firewall.

The Actuate Performancesoft Suite is a set of RIA that helps high-performing organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution.

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

The Actuate Performancesoft Suite helps high-performing organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution. In 2007, we introduced Actuate Performancesoft BI bringing enterprise-class business intelligence and reporting by integrating BIRT and e.Spreadsheet technology with Actuate Performancesoft Views and Track.

The following table sets forth the products that comprise the Actuate Performancesoft Suite.

Actuate Products	Product Description
Actuate Performancesoft Views	A Performance Management application made up of three modules: Briefing Books, Performance Views and Performance Strategy Maps.

Actuate Performancesoft Track	A Performance Management application that provides executive level insight into the activities that drive organizational performance.

Actuate Performancesoft BI	Gives Actuate Performancesoft users the ability to drill directly from any measure in their Views scorecard to the operational detail that explains that measure’s status.

Eclipse Business Intelligence and Reporting Tools Project

In August 2004, Actuate joined the Eclipse Foundation, a community committed to the implementation of a universal platform for tools integration, as strategic developer and board member. Actuate proposed a BIRT project to the Eclipse open-source community for review at the same time. The Eclipse Foundation approved the project in September 2004. Actuate is stewarding development of BIRT, which culminated in the industry’s first open Business Intelligence and Reporting platform in June 2005. The second version of BIRT was released in June 2006 followed by the third version in June 2007. We hope Eclipse will release the fourth version of the BIRT in the second quarter of 2008.

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

Marketing

Our marketing organization is focused on generating leads, building market awareness and promoting acceptance of our Company and our products, as well as on developing strategic marketing, technology and other relationships. We have a comprehensive marketing strategy with several key components: image, awareness and credibility building, direct marketing to both prospective and existing customers, a strong Web presence, comprehensive sales support materials as well as broad-scale marketing programs in conjunction with key partners. Our corporate marketing strategy includes online advertising, search engine optimization, public relations activities, trade shows and user group meetings. We also engage in programs to work closely with industry analysts and other influential third parties. Our direct marketing activities include extensive Web-based marketing campaigns, participation in selected trade shows and conferences and targeted ongoing direct mail and email efforts to existing and prospective customers. We also offer seminars, both in-person and over the Web, to educate prospective customers about our RIA built with our industry leading RIA-ready information platform. Finally, we have invested in building a partner and channel marketing function to conduct cooperative marketing programs with our partners.

Professional Services

Our Professional Services organization provides high value consulting services to customers developing and deploying RIA with our products. These services include application development strategy, project management, security integration and application design. We also actively recruit and train third party consulting firms to provide consulting services for our products. Due to the critical nature of RIA built with our industry leading RIA-ready information platform, we believe that our Professional Services group and relationships with our consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy Actuate-based applications. In addition, we offer, directly and through our network of certified training partners, classes and training programs for our products.

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

Our development group uses detailed processes and frequent milestones during the functional and technical design phases. During implementation, the product is built and tested daily and our quality assurance group verifies that functionality, quality and performance criteria are met. We have development centers located in San Mateo, California, Overland Park, Kansas, Shanghai, China and Toronto, Canada.

Research and development expenses were $21.8 million, $21.1 million, and $16.5 million in fiscal years 2007, 2006, and 2005, respectively. We intend to continue to make investments in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend on our ability to create products that directly address our customers’ needs, are of high quality, and leverage the latest technological innovations. These products must also support current and future releases of popular operating systems platforms, development languages, databases, Internet standards, and enterprise software applications. We intend to maintain and improve our current product line and to timely develop or acquire new products. Our ability to achieve future revenue growth will depend in large part on the market acceptance of our current and future products.

Competition

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and new product releases by our competitors that are marketed to compete directly with our products. Our competition comes in four principal forms:

•

Competition from current or future Business Intelligence software vendors such as Business Objects (acquired by SAP), Cognos (acquired by IBM), Information Builders and MicroStrategy, which offer Business Intelligence, Reporting and Performance Management products;

•

Competition from other large software vendors such as Microsoft, Oracle and SAP, to the extent that these vendors now or in the future, include reporting functionality with their applications or databases;

•	Competition from other software vendors and software development tool vendors; and

•	Competition from the IT departments of current or potential customers that may develop RIA internally, which may be cheaper and more customized than our products.

Most of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing RIA or significantly increase the functionality of their existing reporting software products. We expect additional competition as other established and emerging companies enter the RIA market and new products and technologies are introduced.

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

Employees

As of December 31, 2007, we had 581 full-time employees, including 197 in sales and marketing, 159 in research and development, 123 in services and support, and 102 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage. We believe our employee relations are good. We also believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel and, in particular, executive officers.

Actuate Executive Officers

Actuate’s executive officers as of February 10, 2008 are as follows:

Name	Offices
Nicolas C. Nierenberg	Chairman of the Board and Chief Architect
Peter I. Cittadini	Director, President and Chief Executive Officer
Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer
Mark A. Coggins	Senior Vice President, Engineering
Ilene M. Vogt	Senior Vice President and General Manager, Enterprise Group
N. Nobby Akiha	Senior Vice President, Marketing
Stephen R. Fluin	Senior Vice President and General Manager, Performance Management Group
Thomas E. McKeever	General Counsel and Vice President, Corporate Development

Nicolas C. Nierenberg, 51, has been Chairman of the Board of Directors since he co-founded Actuate in November 1993 and became our Chief Architect in August 2000. Mr. Nierenberg was Chief Executive Officer of Actuate from November 1993 until August 2000 and President from November 1993 until October 1998. Prior to founding Actuate, from April 1993 to November 1993, Mr. Nierenberg worked as a consultant for Accel Partners, a venture capital firm, evaluating investment opportunities in the enterprise software market. Mr. Nierenberg co-founded Unify Corporation, which develops and markets relational database development tools. Mr. Nierenberg held a number of positions at Unify including, Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Engineering and Chief Technical Officer. Mr. Nierenberg is currently a director for privately held companies AwarePoint, Inc., and Photoleap, Inc. and is a member of the board of trustees for The Burnham Institute, a non-profit organization.

Peter I. Cittadini, 52, has been Chief Executive Officer of Actuate since August 2000 and has been the President of Actuate since October 1998. Mr. Cittadini was also Actuate’s Chief Operating Officer from October 1998 until August 2000 and served as Actuate’s Executive Vice President from January 1995 to October 1998. From 1992 to 1995, Mr. Cittadini held a number of positions at Interleaf, Inc., an enterprise software publishing company, including Senior Vice President of Worldwide Operations responsible for worldwide sales, marketing, customer support and services. From 1985 to 1991, Mr. Cittadini held a number of positions at Oracle Corporation, including Vice President, Northeast Division.

Daniel A. Gaudreau, 60, has been Senior Vice President, Operations and Chief Financial Officer since January 1999 and served as Vice President, Finance and Administration and Chief Financial Officer from February 1997 to January 1999. From January 1994 to February 1997, Mr. Gaudreau served as Vice President, Finance and Chief Financial Officer of Plantronics, Inc., a publicly traded telephone headset manufacturing company, where he was responsible for all financial and administrative operations. From January 1990 to January 1994, Mr. Gaudreau was Vice President, Finance and Chief Financial Officer at Ready Systems, an operating systems software company. Prior to that, Mr. Gaudreau spent two years at Apple Computer as the Controller of Fremont Manufacturing Operations, prior to which he spent 18 years at General Electric where he held various financial management positions.

Mark A. Coggins, 50, has been Senior Vice President, Engineering since October 2003. From May 2001 to April 2003, Mr. Coggins was Vice President, Engineering at Verisign, a publicly traded security software company. From January 1999 to April 2001, Mr. Coggins was Vice President, Products at ShortCycles, a CRM software company. Prior to that, Mr. Coggins held positions in engineering and marketing management at Netscape Communications, Interactive Development Environments and Hewlett Packard.

Ilene M. Vogt, 49, has been Senior Vice President and General Manager, Enterprise Group since January 2008 and served as Senior Vice President, Worldwide Operations, Senior Vice President and Vice President, North American Operations and Director, Western Region Sales. From July 1991 to February 1995, Ms. Vogt was a Sales Manager for Interleaf, Inc.

N. Nobby Akiha, 50, has been Senior Vice President, Marketing since June 2006 and served as Vice President of Marketing from August 2000. From August 1994 to July 2000, Mr. Akiha was Vice President, Marketing and Business Development at Inference Corporation. From October 1993 to July 1994, Mr. Akiha was a Senior Consultant at Regis McKenna, Inc. Prior to that, Mr. Akiha was Director of Marketing Communications at Interactive Development Environments and a Group Product Manager at Oracle Corporation.

Stephen R. Fluin, 53, has been Senior Vice President and General Manager, Performance Management Group since January 2008 and served as Vice President, Worldwide Operations, Performance Management from January 2007. Mr. Fluin has held a number of senior positions in the software industry over the past 20 years. Since 2002, Mr. Fluin has led the international division of Performancesoft, Inc.

Thomas E. McKeever, 40, has been General Counsel and Vice President, Corporate Development since May 2006. Mr. McKeever was formerly Senior Counsel at Sun Microsystems, Inc. and an associate in the law firms Wilson Sonsini Goodrich & Rosati, Heller Ehrman White & McAuliffe, Bay Venture Counsel and Sedgwick Detert Moran & Arnold. Mr. McKeever also served as a law clerk to the Honorable Lawrence T. Lydick of the United States District Court for the Central District of California (Orange County).

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

•

Customers’ desire to consolidate their purchases of RIA, Performance Management and Business Intelligence software to one or a very small number of vendors from which a customer has already purchased software;

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Ability to effectively launch new or enhanced products, including the timely education of the Company’s sales, marketing and consulting personnel with respect to such new or enhanced products.;

•	Customers delaying purchasing decisions in anticipation of new products or product enhancements;

•	Budgeting cycles of its customers;

•	Failure to successfully manage its acquisitions;

•	Defects in its products and other product quality problems;

•	Failure to successfully meet hiring needs including for qualified professional services employees and unexpected personnel changes;

•	Changes in the market segments and types of customers at which it focuses its sales and marketing efforts;

•	Changes in perpetual licensing models to term- or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale; and

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis;

•	Potential impairment and liquidity of auction rate securities.

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

The Company’s expense levels and any plans for expansion are based in significant part on its expectations of future revenues and are relatively fixed in the short-term. If revenues fall below its expectations and it is unable to reduce its spending in response quickly, the Company’s business, operating results, and financial condition could be harmed.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that the Company’s current or future products infringe their intellectual property rights. The Company has been subject to infringement claims in the past and it expects that companies in the Business Intelligence, RIA or Performance Management software market will increasingly be subject to infringement claims as the number of products and/or competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation and expenses, divert management’s attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of product infringement against the Company and its failure or inability to license the infringed or similar technology could materially harm the Company’s business, operating results and financial condition.

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 27%, 25% and 24% for the fiscal years 2007, 2006 and 2005, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to move from a focus on direct sales to a focus on indirect sales in certain of its international markets in 2008. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 28%, 37%, and 37% of total revenues from license fees for the fiscal years 2007, 2006 and 2005, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST ITS CURRENT AND FUTURE COMPETITORS.

The Company’s market is intensely competitive and characterized by rapidly changing technology, evolving standards and product releases by the Company’s competitors that are marketed to compete directly with the Company’s products. The Company’s competition comes in four principal forms:

•	Competition from current or future Business Intelligence software vendors such as Information Builders and MicroStrategy, each of which offers reporting products.

•

Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell as separate products or include RIA and Performance Management functionality with their applications or databases;

•	Competition from other software vendors and software development tool vendors including providers of open-source software products; and

•

Competition from the IT departments of current or potential customers that may develop scalable Business Intelligence, Performance Management and RIA products internally, which may be cheaper and more customized than the Company’s products.

•	Competition from BIRT. The Company expects that BIRT, which is free, may in the short term cannibalize some smaller sales of its RIA products.

Most of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources than it does. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing Business Intelligence, Performance Management and RIA software products or significantly increase the functionality of their existing software products, either of which could result in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter the Business Intelligence, Performance Management and Rich Internet Application software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm the Company’s business, operating results and financial condition.

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

IF THE MARKET FOR RIA AND PERFORMANCE MANAGEMENT SOFTWARE DOES NOT GROW AS THE COMPANY EXPECTS, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The market for RIA and Performance Management software products is still emerging and the Company cannot be certain that such market will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for RIA and Performance Management software products fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its RIA and software and Performance Management related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about RIA and Performance Management software and its products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be materially harmed.

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

ADVANCES IN HARDWARE AND SOFTWARE TECHNOLOGY MAY CAUSE OUR SOFTWARE REVENUE TO DECLINE.

In the past, the Company has licensed software for a certain number of “processors” or “CPUs” to many of its customers. Advances in hardware technology, including, but not limited to, greater CPU clock speeds, multiple-core processors and virtualization, have afforded software performance gains to some customers, causing them to defer additional software purchases from the Company. The occurrence of any of these events, and other future advances, could seriously harm the Company’s business, operating results and financial condition. Use of the Company’s software on more advanced hardware than the hardware on which the software was originally installed, without payment of a transfer fee is prohibited by the terms of applicable license agreements or Company policies. The Company intends to require compliance with such terms. As a result of its enforcement efforts, customers may defer or cease purchasing additional software or maintenance and support. The occurrence of any of these events could materially harm the Company’s business, operating results and financial condition.

IF THE COMPANY IS UNABLE TO FAVORABLY ASSESS THE EFFECTIVENESS OF ITS INTERNAL CONTROL OVER FINANCIAL REPORTING, IN FUTURE PERIODS, OR IF THE COMPANY’S INDEPENDENT AUDITORS ARE UNABLE TO PROVIDE AN UNQUALIFIED ATTESTATION REPORT ON SUCH ASSESSMENT, THE COMPANY’S STOCK PRICE COULD BE ADVERSELY AFFECTED.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting are ongoing. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, and this assessment identified a material weakness in our internal control over financial reporting related to our income tax provision. Specifically, we did not maintain effective controls over the review of the income tax provision calculation by someone other than the preparer. The Company plans to remediate the aforementioned material weakness by ensuring a detailed review of the supporting tax schedules by someone other than the preparer. This material weakness is disclosed in Item 9A of this report. The Company cannot predict the outcome of its testing in future periods. If in future periods the Company concludes that its internal control over financial reporting is not effective, it may be required to change its internal control over financial reporting to remediate deficiencies, and investors may lose confidence in the reliability of its financial statements, causing the Company’s stock price to decline significantly.

SECTION 404 AND RECENTLY ENACTED REGULATORY CHANGES HAVE CAUSED THE COMPANY TO INCUR INCREASED COSTS AND OPERATING EXPENSES AND MAY MAKE IT MORE DIFFICULT FOR THE COMPANY TO ATTRACT AND RETAIN QUALIFIED OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act of 2002 and recently enacted rules of the SEC and Nasdaq have caused the Company to incur significant increased costs. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex, and require significant documentation, testing and possible remediation. This ongoing process of reviewing, documenting and testing the Company’s internal controls over financial reporting has resulted in, and will likely continue to result in, a significant strain on the Company’s management, information systems and resources. Furthermore, achieving and maintaining compliance with Sarbanes-Oxley and other new rules and regulations has and will continue to require the Company to hire additional personnel and to use additional outside legal, accounting and advisory services.

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

As a result of the complexities inherent in RIA and Performance Management software, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company’s products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm the Company’s business, operating results and financial condition. If the Company fails to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, the Company’s business, operating results and financial condition would be harmed.

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

THE COMPANY’S INTERNATIONAL OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS.

A substantial portion of the Company’s revenues is derived from international sales. International operations are subject to a number of risks, any of which could harm the Company’s business, operating results and financial conditions. These risks include the following:

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

The Company’s future success depends upon the continued service of its executive officers and other key engineering, sales, marketing and customer support personnel. None of its officers or key employees is bound by an employment agreement for any specific term. If the Company loses the service of one or more of its key employees, or if one or more of its executive officers or key employees decide to join a competitor or otherwise compete directly or indirectly with it, this could have a significant adverse effect on the Company’s business.

In addition, because experienced personnel in the Company’s industry are in high demand and competition for their talents is intense, the Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Accounting regulations that have recently taken effect require the expensing of stock options, which will impair the Company’s future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract and retain key personnel in the future.

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

THE COMPANY MAY BE UNABLE TO SUSTAIN OR INCREASE ITS PROFITABILITY.

While the Company was profitable in its last four fiscal years, it incurred net losses during fiscal year 2003 and 2002. Its ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in its business. It expects its operating expenses to increase as its business grows, and it anticipates that it will make investments in its business. Therefore, the Company’s results of operations will be harmed if its revenues do not increase at a rate equal to or greater than increases in its expenses or are insufficient for it to sustain profitability.

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

THE COMPANY MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

Although license agreements with its customers typically contain provisions designed to limit the Company’s exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. The sale and support of the Company’s products may entail the risk of such claims, which are likely to be substantial in light of the use of its products in business-critical applications. A product liability claim brought against the Company could materially harm its business, operating results and financial condition.

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

THE COMPANY’S COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of the Company’s common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in its operating results;

•	Changes in the economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products, including open source products, or new contracts announced by it or its competitors;

•	Developments with respect to copyrights or proprietary rights;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of RIA and Performance Management software;

•	Adoption of new accounting standards affecting the software industry; and

•	Changes in financial estimates by securities analysts.

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

CHANGES IN TAX RATES OR NEGATIVE TAX RULINGS COULD ADVERSELY IMPACT THE COMPANY’S FINANCIAL RESULTS.

The Company is taxable principally in the United States and certain jurisdictions in Europe and Asia/Pacific. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws, which could increase the Company’s future income tax provision. While the Company believes that all material income tax liabilities are reflected properly in its balance sheet, it has no assurance that it will prevail in all cases in the event the taxing authorities disagree with its interpretations of the tax law. Future levels of research and development spending, and employment of a required minimum of employees in Switzerland, will impact the Company’s entitlement to related tax credits, which generally lower its effective income tax rate. Future effective income tax rates could be adversely affected if earnings are lower than anticipated in jurisdictions where the Company has statutory tax rates lower than in the United States.

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

IF THE RECENT WORSENING OF CREDIT MARKET CONDITIONS CONTINUES OR INCREASES, IT COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR INVESTMENT PORTFOLIO.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the first quarter of fiscal 2008. This led to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could have a material adverse impact on our results of operations and financial condition.

Our investment portfolio includes auction rate securities, which are investments with contractual maturities. They are usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are primarily backed by highly rated municipal issuers. As of December 31, 2007, we had $14.6 million invested in auction-rate securities.

These auction rate securities were scheduled to reset subsequent to December 31, 2007. As of March 14, 2008, all of our auction rate securities have experienced failed auctions. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is often obligated to pay penalty rates should an auction fail. These funds are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. As of March 14, 2008, we had $16.5 million invested in auction-rate securities.

We determined that no other-than-temporary impairment losses existed as of December 31, 2007 as all holdings had successful auctions subsequent to December 31, 2007. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.

If we need to access the funds associated with auction rate securities but are unable to do so, our operations and financial condition could be materially harmed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Actuate’s properties consist of leased facilities for sales and marketing, research and development, services and support and administrative personnel. Actuate’s headquarters facilities consist of approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. The lease on these headquarter facilities will expire in July 2012. Actuate also leases an additional 124,000 square feet in two facilities in South San Francisco, California. The lease on these additional facilities will expire in February 2008 and April 2011 and 50,000 square feet in one of these facilities are being subleased. Actuate also leases office facilities in various locations in the United States and abroad. All facilities are leased under operating leases.

As a result of the Company’s California facilities being located near major earthquake fault lines, in the event of an earthquake its business, financial condition and operating results could be seriously harmed. In addition, California has in the past experienced energy power shortages. If future power shortages result in numerous or prolonged brownouts or blackouts, the Company’s business, financial condition and operating results could be seriously harmed.

ITEM 3.	LEGAL PROCEEDINGS

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market under the symbol “ACTU” and has been traded on Nasdaq since Actuate’s initial public offering in 1998. The following table sets forth the high and low closing sales prices of our common stock during the last two fiscal years:

	High	Low
First Quarter of Fiscal 2006	$4.25	$3.16
Second Quarter of Fiscal 2006	$4.75	$3.74
Third Quarter of Fiscal 2006	$4.42	$3.48
Fourth Quarter of Fiscal 2006	$5.95	$4.50
First Quarter of Fiscal 2007	$5.80	$4.89
Second Quarter of Fiscal 2007	$6.79	$5.28
Third Quarter of Fiscal 2007	$7.09	$5.92
Fourth Quarter of Fiscal 2007	$8.79	$6.51

According to the records of our transfer agent, as of January 31, 2008, Actuate had 110 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include, as one record holder each such brokerage house or clearing agency). We believe we had approximately 10,300 beneficial owners of our common stock. On January 31, 2008, the closing price of our common stock was $5.70 per share.

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

The following graphs compare:

I.	The cumulative total stockholder return on the common stock of the Company from December 31, 2002 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 31, 2007 (the last trading day of the fiscal year ended December 31, 2007) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Index”) and (ii) the RDG Software Composite Index (the “RDG Software Index”). This graph assumes the investment of $100 on December 31, 2002 in the common stock of the Company, the Nasdaq Index and the RDG Software Index.

II.	The cumulative total stockholder return on the common stock of the Company from December 31, 2006 to December 31, 2007 with the cumulative total return of (i) the Total Return Index for the “Nasdaq Index” and (ii) the “RDG Software Index”. This graph assumes the investment of $100 on January 1, 2007 in the class A common stock of the Company, the Nasdaq Index and the RDG Software Index.

The comparisons in the graphs above are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
October 1, 2007–October 30, 2007	—	—	—	—
November 1, 2007–November 30, 2007	773,368	$8.07	773,368	—
December 1, 2007–December 31, 2007	—	—	—	—

Total	773,368		773,368

On October 24, 2007, our Board of Directors authorized an acceleration of our existing stock repurchase program. As of October 24, 2007, the Company is authorized to repurchase shares in an amount not to exceed $6.3 million per quarter, and the cumulative amount not to exceed $50.0 million over a two year period. On February 4, 2008, our Board of Directors authorized a further acceleration of our existing stock repurchase program which allowed for the repurchase of approximately $10.0 million of shares in the first quarter of fiscal year 2008. From the end of fiscal year 2007 through February 29, 2008, the Company has repurchased a total of 2.0 million shares for a total of approximately $10.0 million in the open market under this stock repurchase plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with the Consolidated Financial Statements and Notes thereto that are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheets data at December 31, 2007 and 2006 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheets data as of December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues:
License fees	$53,216	$46,919	$36,939	$42,703	$47,598
Services	87,410	81,650	69,462	61,954	56,857

Total revenues	140,626	128,569	106,401	104,657	104,455

Costs and expenses:
Cost of license fees	1,997	2,095	2,294	3,417	3,140
Cost of services	24,927	27,914	23,723	24,763	23,648
Sales and marketing	55,312	49,009	37,070	41,296	45,769
Research and development	21,826	21,055	16,533	19,847	18,732
General and administrative	17,784	16,026	13,115	10,856	12,220
Amortization of other intangibles	948	948	487	1,110	2,021
Purchased in-process research and development	—	900	—	—	600
Restructuring charges	1,686	16	665	2,006	—

Total costs and expenses	124,480	117,963	93,887	103,295	106,130

Income (loss) from operations	16,146	10,606	12,514	1,362	(1,675)
Interest and other income, net	3,155	2,217	1,436	822	720

Income (loss) before income taxes	19,301	12,823	13,950	2,184	(955)
Provision (benefit) for income taxes	(863)	(974)	2,359	886	3,542

Net income (loss)	$20,164	$13,797	$11,591	$1,298	$(4,497)

Basic net income (loss) per share (1)	$0.33	$0.23	$0.19	$0.02	$(0.07)

Shares used in basic net income (loss) per share calculation (1)	60,838	60,375	61,057	61,577	60,766

Diluted net income (loss) per share (1)	$0.29	$0.21	$0.18	$0.02	$(0.07)

Shares used in diluted net income (loss) per share calculation (1)	68,722	66,814	63,269	65,202	60,766

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$68,415	$60,079	$54,397	$47,273	$45,439
Working capital	54,045	37,298	38,889	30,362	27,085
Total assets	169,908	147,589	111,581	105,455	101,406
Long-term liabilities, less current portion	10,712	10,532	10,996	14,325	15,453
Stockholders’ equity	100,973	77,810	55,368	46,945	45,181

(1)	See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing net income (loss) per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

General

Actuate was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. We are the leader in delivering RIA Without Limits™. Actuate’s portfolio of products enable organizations to develop applications that optimize corporate performance. Reporting applications built on Actuate 9 open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, and partners with information that they can access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Our goal is to ensure that all users can adopt decision-making information into their day-to-day activities, opening up new avenues for improving corporate performance. Actuate’s Performancesoft Suite helps organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution.

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

Fiscal Year 2007

Our total revenues for fiscal year 2007 were $140.6 million, which were 9% higher than our prior fiscal year revenues of $128.6 million. License revenues increased by 13% from $46.9 million in fiscal year 2006 to $53.2 million in fiscal year 2007. We also experienced continued growth in our services revenues, which increased by approximately 7% from $81.7 million in fiscal year 2006 to $87.4 million in fiscal year 2007. The growth in services revenue was driven by a growth in maintenance and support, while consulting revenues decreased by approximately 13% as compared to fiscal year 2006. International software sales were another key driver behind our positive growth in fiscal year 2007 which increased by 31% over fiscal year 2006. This increase was primarily concentrated in Europe.

Our operating margin increased from $10.6 million or 8% of total revenues in fiscal year 2006 to $16.1 million, or 11% of total revenues in fiscal year 2007. Net margin increased from $13.8 million or 11% of total revenues, in fiscal year 2006 to $20.1 million, or 14% of total revenues in fiscal year 2007. These increases in our operating and net margins were primarily due to increases in revenues described above.

Fiscal Year 2008

A significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions in late fiscal 2007 have adversely impacted the financial services industry. If this trend continues into 2008, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations. We currently anticipate that our total revenues in fiscal year 2008 will remain relatively consistent with those levels experienced in fiscal year 2007 while fiscal year 2008 license revenues may decrease by as much as 10% from fiscal year 2007 levels.

During fiscal year 2008, we expect three additional trends to have significant impact on results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in the fiscal year 2008 particularly among Financial Services companies in the Untied States. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, RIA and Performance Management software purchases into fewer suppliers. Finally, we expect to experience vigorous competition in the RIA market. Several of our competitors have released products that are marketed to be directly competitive with our RIA offerings. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the RIA market will be vigorous in the near future.

For fiscal year 2008, we will continue to pursue the strategic initiatives to improve revenue growth that we began introducing in fiscal year 2004 as well as an initiative related to Performance Management, which we introduced in fiscal 2007. These initiatives are as follows:

•

Selling to IT Management—We are re-focusing our sales efforts on selling our products to IT managers who we believe generally recognize the technical advantages of our products. We hope this initiative will result in increased license revenue in the short term.

•

Solution Selling to Line-of-Business Management—We are creating Performance Management applications and software solutions to market to line-of-business managers. These offerings are in the areas of performance management and customer self service reporting. We hope these initiatives will result in increased license revenue over the medium-to-long term.

•

Investing in BIRT—We are continuing to make a significant investment in creating a new open source business intelligence and reporting tool, known as BIRT. We hope that BIRT will eventually become widely adopted by Java developers and will create demand for our other commercially available products. The BIRT project is a long-term initiative.

•

Selling to Global 9000 Corporations in the Financial Services Sector—We are continuing to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We anticipate negative impact of the ongoing credit crunch on the Financial Services sector in 2008. However, we believe that once the short term issues in Financial Services are resolved, the industry will once again lead in the adoption of RIA both inside and outside the firewall.

•

Delivering a Highly Differentiated Performance Management Offering—We intend to combine Actuate Performancesoft Performance Management applications and Actuate’s RIA-ready information platform to provide capabilities for distributing accountability throughout the enterprise.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the first quarter of fiscal 2008. This led to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

Our investment portfolio includes auction rate securities, which are investments with contractual maturities. They are usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are primarily backed by highly rated municipal issuers. As of December 31, 2007, we had $14.6 million invested in auction-rate securities.

These auction rate securities were scheduled to reset subsequent to December 31, 2007. As of March 14, 2008, all of our auction rate securities have failed auctions. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is often obligated to pay penalty rates should an auction fail. In the event we need to access the funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. As of March 14, 2008, we had $16.5 million invested in auction-rate securities.

We determined that no other-than-temporary impairment losses existed as of December 31, 2007 as all holdings had successful auctions subsequent to December 31, 2007. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.

As of December 31, 2007, our workforce remained at approximately the same level as the prior year at 581 full-time employees including 197 in sales and marketing, 159 in research and development, 123 in services and support, and 102 in general and administrative functions.

During the first half of fiscal year 2007, we evaluated the consolidation of our facilities as a result of the performancesoft acquisition and determined that a $297,000 facility-related restructuring charge was required. This charge was directly related to the consolidation of our three offices located in United Kingdom into one office and was accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

During the second half of fiscal year 2007, we recorded a restructuring charge related to the relocation of our headquarters facility from South San Francisco to San Mateo, California and the closure of our service facility in Iselin, New Jersey. These charges were primarily comprised of rent and operating expenses through the end of the lease term for the South San Francisco facility, disposal of fixed assets and leasehold improvements considered abandoned, and relocation costs to the new facility. We also recorded restructuring charges for rent and operating expenses for the Iselin, New Jersey facility. As a result of this relocation and the closure of our services facility, we recorded a total restructuring charge of $1.4 million in the second half of fiscal year 2007 in accordance with SFAS 146.

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

Acquisitions

On January 5, 2006, the Company acquired all of the outstanding stock of performancesoft, Inc. The acquisition principally consisted of an initial cash purchase price of $15.3 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. Due to the fact that the contingent consideration was not determinable at the time of acquisition, the Company did not include this contingent consideration in the acquisition cost at that time. Rather, it was recorded in the fourth quarter of 2006, when the Company was able to determine the estimated amount of the payout. The Company determined that the initial earnout payment would be approximately $4.9 million and the Company recorded this estimated cost as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill at that time. This amount was increased by an additional $616,000 in the third quarter of fiscal year 2007 when the final settlement agreement was signed. This agreement represented the final earnout settlement amount along with accrued interest. The Company recorded this additional consideration as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill in the third quarter of fiscal year 2007. The total amount of the contingent consideration was paid out to the former shareholders in October 2007.

In accordance with criteria stipulated in the acquisition agreement, funds previously held in escrow totaling $201,000 were released to Actuate in October 2007. The Company had previously included these funds held in escrow as part of the initial purchase price, and accordingly, it recorded this release of funds from escrow of $201,000, as a reduction in the cost of the acquired enterprise and this was offset to goodwill in the third quarter of fiscal year 2007.

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

Actuate also enters into OEM arrangements that provide for license fees based on the bundling or embedding of its products with the OEM’s products. These arrangements generally provide for fixed, irrevocable royalty payments. Actuate recognizes license fee revenues from U.S. and international OEM arrangements when a license agreement has been executed by both parties, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Effective July 1, 2006, due to improved visibility with respect to international OEM sales transactions, we conformed our policy for sales through international OEMs to be consistent with U.S. OEM arrangements. Prior to this change, we deferred revenue on sales through international OEMs until we received a royalty report or other evidence of sell-through from such OEM, assuming all other revenue recognition criteria was met. The impact of this change on revenue for fiscal year 2006 was not significant.

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

Stock-based Compensation.    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method, in which compensation cost was recognized based on the requirements of SFAS 123R for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. FAS 123R requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility is based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate is based primarily upon historical experience. To the extent we revise this estimate in the future. Our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. Our estimate of the expected term of options granted is derived from historical share option exercise experience. In the future, we may change our method of deriving the expected term. This change could impact the fair value of our options granted in the future.

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

Beginning in fiscal year 2006 and continuing in fiscal year 2007, we determined that our recent experience of generating income, along with our projections of future U.S. and foreign income, constituted significant positive evidence for a partial release of our valuation allowance related to certain deferred tax assets. In fiscal year 2006, we recorded a tax benefit related to a release of the valuation allowance on the portion of deferred tax assets expected to be realized in the future as identified by two year projections. In fiscal year 2007, we recorded a tax benefit related to a release of the valuation allowance on the portion of deferred tax assets expected to be realized within the next five years. At future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to the remaining deferred tax assets, we will release additional valuation allowance. This adjustment to the valuation allowance would decrease tax expense, reduce goodwill or intangibles and/or increase shareholder’s equity in the period such a determination was made. Likewise, if there is a reduction in the projection of future U.S. and foreign income, we may need to increase the valuation allowance. Any increase in the valuation allowance would increase tax expense, increase goodwill or intangibles or decrease shareholder’s equity in the period such a determination was made.

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

Accrual for Restructuring Charges.    During the fiscal years ended December 31, 2007, and 2006 we incurred certain restructuring charges that were a combination of reductions in workforce, exits of idle facilities and disposals of fixed assets. These restructuring charges were based on actual and estimated costs incurred in connection with our restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

In-process research and development.    We review our acquisitions to determine if there are any intangible assets relating to purchased in-process research and development. Projects that have not achieved technological feasibility and have no alternative future use are valued at fair market value using a discounted cash flow analysis and are expensed in the statement of income on the date of acquisition. We use a discount rate that reflects the development stage of the technology and the risks associated with attaining full technological and commercial feasibility. When we value in-process research and development, we must make a number of estimates, including the timing and amounts of future cash flows to be generated as a result of the projects, how close the projects are to technological feasibility and how much risk and cost is involved in finalizing the projects. It is reasonably likely that our estimates for these amounts will differ from actual results, in which case our in-process research and development charge may be over- or under-valued, which would also result in an under- or over-valuation of our goodwill.

Valuation of Goodwill and Other Purchased Intangible Assets.    We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, customer lists, non-compete agreements, experienced workforce, and trademarks. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets, or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If the assessment indicates that the intangible asset is not recoverable, we will reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. As of December 31, 2007 the net carrying amount of our intangible assets was $3.6 million.

We evaluate goodwill at least annually for indications of impairment based on our fair value as determined by our market capitalization in accordance with Statement of Financial Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We completed our annual impairment test in the fourth quarter of fiscal 2007 and determined that there was no impairment.

Valuation of Minority Interest in Actuate Japan.    The minority shareholders of Actuate Japan have the non-expiring option to put their equity interest (“Minority Interest”) in Actuate Japan to the Company and Actuate has the option to call the Minority Interest. In February 2006, a minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its equity interest in Actuate Japan. This minority shareholder exercised its right on March 15, 2006 resulting in a payment of approximately $354,000 for this interest during the first quarter of fiscal year 2006. This payment was recorded as additional goodwill related to Actuate Japan. The Minority Interest as of December 31, 2007 was approximately 12% of the total equity interest. If the Minority Interest Shareholder chose to put these remaining shares, Actuate would be required to pay approximately $470,000 to purchase these shares. The Company’s policy is to record a liability, if any, at the time that the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put and call option, the Company would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. The Company performs a periodic review of the value of the Minority Interest. This review may include assumptions regarding projected future cash flows and discount rates. Variances in these assumptions could have a significant impact on the Company’s conclusion as to whether it is necessary to record a liability. As of December 31, 2007, the Company concluded that it was not necessary to record a liability. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise its put option.

Recovery of Long-Lived Assets.    The Company evaluates the recovery of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment. At some point in the future, we may determine that our long-lived assets are impaired. The timing of such impairment may result in charges to our consolidated statement of income to reduce the value of the asset carried on our consolidated balance sheet to its estimated fair value. We determine whether we need to record an impairment charge based on various assumptions and estimates. Assumptions and estimates about future values can be complex and are often subjective. Although we believe the assumptions and estimates we have made in the past have been reasonable, different assumptions and estimates could materially affect our reported financial results.

Results of Operations

The following table sets forth certain consolidated statement of income data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Revenues:
License fees	38%	36%	35%
Services	62	64	65

Total revenues	100	100	100

Costs and expenses:
Cost of license fees	1	2	2
Cost of services	18	22	22
Sales and marketing	39	38	35
Research and development	16	16	16
General and administrative	13	12	12
Amortization of other intangibles	1	1	—
Purchased in-process research and development	—	1	—
Restructuring charges	1	—	1

Total costs and expenses	89	92	88

Income from operations	11	8	12
Interest and other income, net	2	2	1

Income before income taxes	13	10	13
Provision (benefit) for income taxes	(1)	(1)	2

Net income	14%	11%	11%

Revenues

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2007	2006	2005	2006 to 2007		2005 to 2006
(dollars in thousands)

$140,626	$128,569	$106,401	$12,057	9%	$22,168	21%

Our revenues are derived from license fees and services, which include software maintenance and support, consulting, and training. The increase in total revenue for fiscal year 2007 compared to fiscal 2006 was primarily due to:

•

Increased demand and a wider acceptance of our products by Global 9000 customers (companies with annual revenues greater than $1.0 billion). This wider acceptance resulted in an increase in the number of large dollar value license deals (deals in excess of $1.0 million) over fiscal year 2006.

•

13% increase in our maintenance and support revenues. Approximately 37% of this increase related to a transaction with a customer who was out of compliance with its maintenance agreement and accordingly paid back maintenance.

•	31% growth in international license sales.

•

The expansion of our BIRT initiative and application of our Business Intelligence, Performance Management and Reporting products and services resulted in the expansion of our products across more diverse industry groups in fiscal 2007 including retail, government, technology and health care.

The increase in total revenue for fiscal year 2006 compared to fiscal year 2005 was primarily due to:

•	Acquisition of performancesoft, Inc. in January 2006, which accounted for approximately $13.1 million, or 59% of the increase.

•

Increase in new and repeat business from a number of Global 9000 customers (companies with annual revenues greater than $1.0 billion) and further expansion of our product and services into financial and government sectors,

•	Increase in the worldwide installed base of customers receiving ongoing support.

Due primarily to the current economic conditions, especially as they impact the financial services sector, we anticipate that fiscal year 2008 total revenues will remain relatively consistent with those experienced in fiscal year 2007.

License Fees

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2007	2006	2005	2006 to 2007		2005 to 2006
(dollars in thousands)

$53,216	$46,919	$36,939	$6,297	13%	$9,980	27%

The increase in license revenues for fiscal year 2007 as compared to fiscal year 2006 was primarily due to improved sales across both international and domestic regions. International license revenues increased by 31% or approximately $4.0 million and this growth was primarily seen in our European region. North American license revenues increased by 7% or approximately $2.3 million over fiscal year 2006. In addition, we experienced an increase in the average size of license transactions and the number of license transactions in excess of $1.0 million over the same period last fiscal year. We also experienced broader acceptance of the Company’s BIRT initiative and application of our Business Intelligence, Performance Management and Reporting products by our existing and new Global 9000 customers.

The increase in license revenues for fiscal year 2006 as compared to fiscal year 2005 was primarily due to our acquisition of performancesoft, which added approximately $7.6 million to license revenue in fiscal year 2006. Additionally, during fiscal year 2006, we received an increased number of individual product license transactions in excess of $1.0 million compared to fiscal year 2005. Also, in fiscal year 2006 we recognized $1.3 million in license revenue resulting from the conclusion of a license royalty compliance issue that included license revenues pending since fiscal year 2005.

No single customer accounted for more than 10% of our total revenues for any of the periods presented. The following table represents the changes in license revenue by region:

(dollars in thousands)	Year Ended December 31,			2006 to 2007		2005 to 2006
Software License	2007	2006	2005	$ Change	% Change	$ Change	% Change
North America	$36,503	$34,188	$26,942	$2,315	7%	$7,246	27%
Europe	15,122	10,519	8,065	4,603	44%	2,454	30%
APAC	1,591	2,212	1,932	(621)	(28)%	280	14%

Total license revenue	$53,216	$46,919	$36,939	$6,297	13%	$9,980	27%

Percentage of total revenue:	38%	36%	35%

The European region realized the most significant license revenue growth in fiscal year 2007. Approximately $2.2 million of this growth was due to the strength of the Euro and the British Pound against the

U.S. dollar. As a percentage of total revenues, license fee revenues increased from 36% in the fiscal year 2006 to 38% in fiscal year 2007.

The regions that realized the most significant license revenue growth in fiscal year 2006 were the North American and the European regions. These increases were primarily due to the acquisition of performancesoft. As a percentage of total revenues, license fee revenues increased from 35% in fiscal year 2005 to 36% in fiscal year 2006.

Due to current economic conditions, especially as they affect the financial services sector, we currently anticipate that our license revenues in fiscal year 2008 could decrease by as much as 10% from fiscal year 2007 levels. Consequently, we expect our license revenues to range between $48 million and $53 million for fiscal year 2008.

Maintenance and Services Revenue

(dollars in thousands)	Year Ended December 31,			2006 to 2007		2005 to 2006
	2007	2006	2005	$ Change	% Change	$ Change	% Change
Maintenance	$71,336	$63,145	$52,671	$8,191	13%	$10,474	20%
Consulting	16,074	18,505	16,791	(2,431)	(13)%	1,714	10%

Total services revenue	$87,410	$81,650	$69,462	$5,760	7%	$12,188	18%

Percentage of total revenue:	62%	64%	65%

Maintenance and services revenue is comprised of maintenance and support, professional services, and training. The growth in services revenues for fiscal year 2007 was primarily attributed to the increase in our maintenance and support revenues driven by a continued growth in our installed base of customers under maintenance plans. The increase in the installed base was evidenced by the fact that we were now supporting a large percentage of the $46.9 million in new licenses sold in fiscal year 2006, while our maintenance declination rate has remained consistent. In addition, we concluded a transaction in the fourth quarter of fiscal year 2007 with one of our customers who was out of compliance on their maintenance agreements. This arrangement brought the customer current on their maintenance and included approximately $2.5 million of revenue related to maintenance periods preceding fiscal year 2007, but was recognized in fiscal year 2007. The amount related to the prior year was less than 2% of 2007 total revenue. The increase in maintenance revenue was offset by a 13% decrease in professional services revenues. This decrease was primarily the result of the increase in the adoption of BIRT-based projects by our customers which do not generate professional service revenues to the same extent as the Company’s traditional designer products. The success of the Company’s BIRT initiative therefore resulted in a reduction in the Company’s revenue from professional services during the year.

The growth in maintenance and services revenues for fiscal year 2006 was primarily attributed to the increase in our maintenance and support revenues of approximately 20% or $10.5 million, driven by a continued growth in our installed base of customers under maintenance plans and our continued implementation of an aggressive renewal campaign by our maintenance renewal group. The increase in the installed base was evidenced by the fact that we were supporting a large percentage of the $36.9 million in new licenses sold in fiscal year 2005, while our maintenance declination rate had remained consistent. Of the total increase in maintenance and support revenues, $3.7 million was attributed to our acquisition of performancesoft in January 2006. Consulting services revenues also increased by 10% or $1.7 million during fiscal year 2006. This increase was almost entirely due to the acquisition of performancesoft.

We currently expect our maintenance and services revenues to range between $87 million and $92 million for fiscal year 2008.

Costs and Expenses

Cost of License Fees

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2007	2006	2005	2006 to 2007		2005 to 2006
(dollars in thousands)

$1,997	$2,095	$2,294	$(98)	(5)%	$(199)	(9)%

(Percent of license revenue)
4%	4%	6%

Cost of license fees consists primarily of salaries, production costs including printing and packaging, amortization of purchased technologies, third party royalty fees and localization costs. The decrease in cost of license fees for fiscal year 2007 as compared to fiscal year 2006 was primarily due to reduced printing and production related costs, partially offset by an increase in employee compensation due to added headcount and increased stock compensation charges.

The decrease in cost of license fees for fiscal year 2006 as compared to fiscal year 2005, was primarily due to reduced compensation, printing and production related costs as well as a decrease in the amortization of the purchased technologies associated with the acquisition of Tidestone and Nimble, which had been fully amortized in fiscal year 2006. Cost of license fees further decreased due to the fact that we are no longer obligated to pay royalties to one of our main vendors as we acquired the rights to the underlying technology outright in the fourth quarter of fiscal year 2005. These decreases more than offset the increase in the amortization of acquired rights to the purchased intangibles derived from the performancesoft acquisition.

We currently expect our cost of license fees, as a percentage of revenues from license fees, to remain between 4% and 6% of revenues from license fees for fiscal year 2008.

Cost of Services

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2007	2006	2005	2006 to 2007		2005 to 2006
(dollars in thousands)

$24,927	$27,914	$23,723	$(2,987)	(11)%	$4,191	18%

(Percent of services revenue)
28%	34%	34%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services in fiscal year 2007 as compared to fiscal year 2006 was primarily due to a reduction in headcount from 141 employees at the end of fiscal year 2006 to 118 employees at the end of fiscal year 2007. In addition, we also made a shift in company practice to reduce the use of outside third party consultants, thereby reducing costs. Third party revenue decreased by 20% from approximately $4.4 million in fiscal year 2006 to approximately $3.5 million in fiscal year 2007. Also, there was lower demand for our professional services during 2007 as compared to last year primarily due to the increase in the adoption of BIRT-based projects by our customers which do not generate professional service revenues to the same extent as the Company’s traditional designer products. Finally, there was a reduction in the allocation of sales support to the services function due to a decrease in professional consulting revenues.

The increase in the cost of services in fiscal year 2006 compared to fiscal year 2005 was primarily due to (i) a 29% increase to our services headcount driven primarily by the acquisition of performancesoft in January

2006, (ii) an increase in third party consulting fees of approximately $1.0 million driven by the use of consultants to compensate for unusually high employee consultant turnover in North America during fiscal year 2006, as well as heavy use of consultants to support high e.Service revenue growth in Europe during fiscal year 2006, and (iii) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006 which increased cost of services expense by approximately $800,000 for the year ended December 31, 2006. These increases were offset by decreases in employee salaries, travel and related costs, excluding performancesoft, of approximately $300,000.

We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 28% to 31% of total services revenues for the fiscal year 2008.

Sales and Marketing

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2007	2006	2005	2006 to 2007		2005 to 2006
(dollars in thousands)

$55,312	$49,009	$37,070	$6,303	13%	$11,939	32%

(Percent of total revenue)
39%	38%	35%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, promotional expenses, travel, entertainment and facility costs. The increase in sales and marketing expenses in fiscal year 2007 over 2006 was primarily due to increases in salaries driven by a 7% increase in headcount, sales commissions, related compensation and employee recruiting costs totaling approximately $4.1 million associated with the increase in software license sales. In addition, as a result of lower consulting revenues, fewer sales support costs were allocated from sales and marketing to our professional services group in fiscal year 2007. These increases in cost were partially offset by an approximately $400,000 decrease in employee travel and entertainment expense mainly due to headcount reductions in North America and improved cost controls.

Sales and marketing expenses increased in fiscal year 2006 compared to fiscal year 2005 primarily due to an increase of $7.1 million in compensation, travel and other employee related expenses. This increase was primarily the result of a 15% increase to our sales and marketing related headcount, which was driven mainly by the acquisition of performancesoft. This increase was also a result of higher commissions driven by increased sales in fiscal year 2006, as well as merit increases which were approved in the first quarter of the year. In addition to these expenses, total sales and marketing expenses also increased as a result of the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006, which increased sales and marketing expenses by approximately $2.3 million for fiscal year 2006.

At the end of fiscal year 2007, we had 197 employees in sales and marketing, compared with 180 and 156 employees at the end of fiscal years 2006 and 2005, respectively. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 34% to 38% of total revenues for fiscal year 2008.

Research and Development

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2007	2006	2005	2006 to 2007		2005 to 2006
(dollars in thousands)

$21,826	$21,055	$16,533	$771	4%	$4,522	27%

(Percent of total revenue)
16%	16%	16%

Research and development costs are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. The increase in research and development expenses for fiscal year 2007 compared to fiscal year 2006, was attributed to employee compensation related costs due to a 7% increase in our product development headcount, primarily in our Shanghai research and development facility. This increase was partially offset by lower professional consulting costs used for research and development purposes.

The increase in research and development expenses in fiscal year 2006 compared to fiscal year 2005 was primarily due to (i) an increase of $2.3 million in compensation, travel and other employee related expenses. This increase was primarily the result of a 14% increase to our research and development related headcount, which was primarily driven by the acquisition of performancesoft in January 2006. The increase in overall research and development expenses was also a result of higher expenses related to professional services in support of the release of Actuate 9 in the third quarter of fiscal year 2006, as well as merit increases which were approved in the first quarter of the year. In addition to these increases, total research and development expenses further increased as a result of the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006, which increased research and development costs by approximately $1.2 million for the fiscal year 2006.

We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 15% to 17% of total revenues for fiscal year 2008.

General and Administrative

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2007	2006	2005	2006 to 2007		2005 to 2006
(dollars in thousands)

$17,784	$16,026	$13,115	$1,758	11%	$2,911	22%

(Percent of total revenue)
13%	12%	12%

General and administrative expenses consist primarily of personnel costs, stock-based compensation and related costs in finance, human resources, legal and tax functions, as well as audit and legal fees and bad debt expense. The increase in general and administrative expenses in fiscal year 2007 compared to fiscal year 2006 was primarily due to a) increased stock-based compensation expense of approximately $1.1 million which was driven primarily by the issuance of new grants during fiscal year 2007 as well as increased stock prices during the year, b) $400,000 increase in bad debt expense, which was primarily due to the fact that fiscal year 2006 bad debt expenses were unusually low as a result of significant improvements in our accounts receivable aging, and c) increase in strategic consulting services of approximately $200,000 provided in support of our BIRT initiative. These increases were partially offset by approximately $200,000 in lower accounting and legal fees.

The increase in general and administrative expenses in fiscal year 2006 compared to fiscal year 2005 was primarily due to (i) the expensing of stock options related to the adoption of SFAS 123R as of January 1, 2006, which increased general and administrative expenses by approximately $2.1 million for fiscal year 2006, and (ii) a $1.8 million increase in other employee related costs which was partially driven by a 17% increase in our headcount primarily related to the acquisition of performancesoft in January 2006. These increased expenses were offset by decreases in (i) accounting and other professional fees of approximately $700,000 due to lower Section 404 compliance audit fees and legal fees associated with the MicroStrategy case, and (ii) a decrease of approximately $400,000 in total bad debt expense.

We expect our general and administrative expenses to be in the range of 12% to 14% of total revenues for fiscal year 2008.

Amortization of Other Intangibles

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2007	2006	2005	2006 to 2007		2005 to 2006
(dollars in thousands)

$948	$948	$487	—	—	$461	95%

(Percent of total revenue)
1%	1%	—

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SAFS 142”), we perform a goodwill impairment test at least annually, which we completed on October 1 of each year. None of these annual impairment tests resulted in an impairment of recorded goodwill.

For the years ended December 31, 2007 and December 31, 2006, we recorded $948,000, for the amortization of other purchased intangibles. These costs represent the amortization of the intangibles associated with the acquisition of performancesoft on a straight-line basis.

The increase in the amortization of other intangibles in fiscal year 2006 compared to fiscal year 2005 was due to the amortization of intangibles recorded in connection with our acquisition of performancesoft in January of fiscal year 2006, offset by full amortization of other intangibles associated with our acquisitions of Tidestone and Nimble Technology.

We expect the estimated amortization expense of our existing other purchased intangible assets in fiscal year 2008 to remain consistent with the levels experienced in fiscal year 2007.

Purchased In-process Research and Development

During fiscal year 2006 in connection with the acquisition of performancesoft, we recorded a charge to operations of $900,000 for purchased in-process research and development. This charge was recorded during the first quarter of fiscal year 2006 and was expensed because the research and development had not reached technological feasibility and had no alternative future uses. The value of the purchased in-process research and development was computed using the excess earnings approach analysis, which is based on the theory that all assets must contribute to the profitability of an enterprise.

Restructuring charges

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2007	2006	2005	2006 to 2007		2005 to 2006
(dollars in thousands)

$1,686	$16	$665	$1,670	N/A	$(649)	(98)%

(Percent of total revenue)
1%	—	1%

During fiscal year 2005 we restructured our international operations and accounted for the restructuring charges in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The amount of these costs recognized in fiscal year 2005 were approximately $665,000, and primarily consisted of charges related to employee matters, estimated settlement costs stemming from employee litigation and idle facilities. There were no significant restructuring charges incurred in fiscal year 2006.

During the first half of fiscal year 2007, we evaluated the consolidation of our facilities as a result of the performancesoft acquisition and determined that a $297,000 facility-related restructuring charge was required. This charge was directly related to the consolidation of our three offices located in the United Kingdom into one office and was accounted for in accordance with FAS 146.

During the second half of fiscal year 2007, we recorded a restructuring charge related to the relocation of our headquarters facility from South San Francisco to San Mateo, California and the closure of our service facility in Iselin, New Jersey. These charges were primarily comprised of rent and operating expenses through the end of the lease term for the fully vacated portion of the South San Francisco facility, impairment of fixed assets and leasehold improvements considered abandoned, and relocation costs to the new facility. We also recorded restructuring charges for rent and operating expenses for the Iselin, New Jersey facility. As a result of this relocation and the closure of our services facility, we recorded a total restructuring charge of approximately $1.4 million in the second half of fiscal year 2007 in accordance with FAS 146.

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2005, 2006 and 2007 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2004	1,269	14,965	16,234
Restructuring charges	744	(79)	665
Cash payments	(1,106)	(4,062)	(5,168)
Changes in estimate	(442)	278	(164)
Rents collected on the sublease	—	1,266	1,266

Balance at December 31, 2005	465	12,368	12,833
Restructuring charges	45	(29)	16
Cash payments	(89)	(3,450)	(3,539)
Changes in estimate	29	1	30
Rents collected on the sublease	—	1,318	1,318

Balance at December 31, 2006	450	10,208	10,658
Restructuring charges	—	1,686	1,686
Cash payments	—	(4,967)	(4,967)
Loss on disposal of assets	—	(244)	(244)
Changes in estimate	14	(9)	5
Rents collected on the sublease	—	1,669	1,669

	464	8,343	8,807
Less: Current portion	(464)	(2,737)	(3,201)

Long-term balance at December 31, 2007	$—	$5,606	$5,606

Interest and Other Income, Net

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2007	2006	2005	2006 to 2007		2005 to 2006
(dollars in thousands)

$3,155	$2,217	$1,436	$938	42%	$781	54%

(Percent of total revenue)
2%	2%	1%

Interest and other income, net, are comprised primarily of interest income earned by us on our cash and short-term investments, foreign currency exchange gains and losses, as well as other various charges or income which are not derived from our normal operations. The increase for fiscal year 2007 compared to fiscal year 2006 was primarily due to a higher weighted average interest rate received on our investments which resulted in approximately $1.4 million in higher interest income, offset by accrued interest on the performancesoft earnout obligation and translation losses due to a weaker dollar in fiscal year 2007.

The increase for fiscal year 2006 compared to fiscal year 2005 was primarily due to (i) higher weighted average interest rate on our investments which resulted in higher interest income in fiscal year 2006, (ii) an increase of approximately $20.3 million in operating cashflows which resulted in higher interest income in fiscal year 2006, offset by (iii) $15.7 million in cash outlays related to our acquisition of performancesoft in January 2006 which served to decrease interest income. In addition, we experienced an increase in the refund of investment tax credits related to our research and development operations in Canada, and we incurred a $300,000 asset impairment charge in fiscal year 2005.

We expect interest and other income to decrease in fiscal year 2008 as we will use cash reserves to accelerate our stock buy back program which will amount up to $6.3 million per quarter, and the cumulative amount up to $50.0 million over a two year period.

Provision (benefit) for Income Taxes

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2007	2006	2005	2006 to 2007		2005 to 2006
(dollars in thousands)

$(863)	$(974)	$2,359	$111	(11)%	$(3,333)	(141)%

The provision (benefit) for income taxes represents primarily federal, state and foreign taxes as adjusted for the impact of operating losses utilized, income tax credits benefited and the reversal or establishment of reserves. The benefit for income taxes of $863,000 and $974,000 and the provision of $2.4 million is based on pretax income of $19.3 million, $12.8 million, and $13.9 million in fiscal years 2007, 2006 and 2005 respectively. The decrease in the provision for income taxes in fiscal year 2007 and 2006 compared to fiscal year 2005 was primarily due to a $6.8 million and $5.6 million benefit from the decrease in the valuation allowance, respectively. The decrease in the valuation allowance was the result of management’s determination that it was “more likely than not” that the deferred assets would be utilized. Without this benefit, there would have been an increase in the provision for income taxes in fiscal year 2007 and 2006. This increase was primarily due to higher pre-tax book income, utilization of option related deferred tax assets and the reversal of the FAS 123R book expense which increases our book pre-tax income when calculating taxable income.

Liquidity and Capital Resources

This data should be read in conjunction with the consolidated statements of cash flows.

(dollars in thousands)	Fiscal 2007	% Change 2006 to 2007	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005
Cash, cash equivalents and short-term investments	$68,415	14%	$60,079	10%	$54,397
Working capital	54,045	45%	37,298	(4)%	38,889
Stockholders’ equity	$100,973	30%	$77,810	41%	$55,368

Summary of our cash flows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net cash provided by operating activities	$22,920	$22,134	$13,548
Net cash used for investing activities	(26,558)	(5,593)	(3,169)
Net cash provided by (used for) financing activities	(6,501)	1,558	(5,119)
Effect of foreign currency exchange rates on cash and cash equivalents	494	524	(111)

Net increase (decrease) in cash and cash equivalents	$(9,645)	$18,623	$5,149

Our primary sources of cash are receipts from revenue and the proceeds from the exercise of employee options. The primary uses of cash are payroll (salaries, sales commissions bonuses, and benefits), general operating expenses (marketing, travel, office rent), cost of product revenue, costs associated with our stock repurchase program, and acquisition related costs which are detailed below.

Cash provided by operating activities for fiscal year 2007, of $22.9 million was primarily comprised of net income, net of non-cash related expenses. The primary working capital source of cash was an increase in deferred revenue due primarily to continued increase in maintenance and support obligations. We also experienced an increase in deferred rent due to six months of rent holiday extending through March of 2008 and approximately $600,000 of lease incentives associated with our headquarter facility in San Mateo, California. Working capital uses of cash included an increase in trade receivables, and payments made on restructured facilities. Our trade receivables increased by approximately 24% due to increased revenue and increase in the days sales outstanding (“DSO”) in trade receivables from 82 days at the end of fiscal year 2006 to 91 days at the end of fiscal year 2007. The net deferred tax assets increased for fiscal year 2007 due to the release of the valuation allowance, the result of which was a reduction to our tax provision. The change in the net deferred tax assets also included adjustments and true-ups of deferred tax assets that were estimated in preparing the fiscal year 2006 tax provision. We also experienced a decrease in accrued restructuring because of payments made during fiscal year 2007; please refer to Note 11 of the Notes to Consolidated Financial Statements for more information.

Cash provided by operating activities for fiscal year 2006, of $22.1 million was primarily comprised of net income, net of non-cash related expenses. The primary working capital source of cash was an increase in deferred revenue due primarily to an increase in maintenance and support obligations. Accrued compensation increased due to increased sales resulting in higher year-end commission and bonus liabilities which were not paid out until January 2007. Working capital uses of cash included an increase in trade receivables, and a decrease in accrued restructuring. Our trade receivables increased by approximately 17%. Days sales outstanding (“DSO”), calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, decreased to 82 days as of December 31, 2006 from 85 days as of December 31, 2005. The slight decrease in DSO despite a 17% increase in accounts receivable is attributable to higher revenue during the quarter. The net deferred tax assets increased for fiscal year 2006 due to the release of the valuation allowance, the result of which was a reduction to our tax provision. The change in the net deferred tax assets also included adjustments and true-ups of deferred tax assets that were estimated in preparing the fiscal year 2005 tax provision. We also experienced a decrease in accrued restructuring because of payments made during fiscal year 2006; please refer to Note 11 of the Notes to Consolidated Financial Statements for more information.

Cash provided by operating activities for fiscal year 2005 of $13.5 million was primarily comprised of net income, net of non-cash related expenses. The primary working capital source of cash was an increase in deferred revenues primarily due to increased maintenance and support obligations. Working capital uses of cash included an increase in trade receivables, decrease in other accrued liabilities and a decrease in accrued restructuring. Accounts receivable, net of allowances, increased by approximately 8%. DSO, calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, increased to 85 days as of December 31, 2005 from 83 days as of December 31, 2004. The slight increase in DSO and accounts receivable is attributable to several factors, including unusually high billings in the last month of the quarter as a percentage of total billings for the quarter. Other accrued liabilities and accrued restructuring decreased because of payments made during fiscal year 2005; please refer to Note 11 of the Notes to Consolidated Financial Statements for more information.

Cash used in investing activities was $26.6 million for the year ended December 31, 2007 compared to $5.6 million used in fiscal year 2006. The primary uses of cash during fiscal 2007 were purchases of short-term investments offset in part by sales and maturities of short-term investments. We purchased property and equipment totaling $2.9 million in fiscal year 2007 as compared to approximately $1.3 million in fiscal year 2006. The purchases consisted primarily of leasehold improvements, computer equipment and software, and was primarily related to costs associated with the relocation to our new headquarters during the third quarter of fiscal year 2007. We also paid a final payment totaling approximately $5.6 million for the performancesoft earnout obligation in the fourth quarter of fiscal year 2007.

Cash used in investing activities was $5.6 million for the year ended December 31, 2006 compared to $3.2 million used in fiscal year 2005. The primary driver for this change was the acquisition of performancesoft in fiscal year 2006, which resulted in a net cash payment of approximately $15.7 million. Due to this acquisition, we liquidated our investments by a total of approximately $13.2 million to accommodate the funding of this transaction. In addition, during February 2006, a minority shareholder of Actuate Japan notified us that it wished to exercise its rights to put its equity interest in Actuate Japan to us and as a result we paid approximately $354,000 for this minority interest during the first quarter of 2006.

Cash used in investing activities was $3.2 million for the year ended December 31, 2005 compared to $3.1 million used in fiscal year 2004. Cash used in investing activities remained relatively constant as purchases of property and equipment were unusually high in fiscal year 2004 due to the implementation of a new enterprise-wide accounting software application. This was offset by an increase in purchases of short-term investments and a payment to a minority shareholder as a result of their exercise of a put option in fiscal year 2005.

Cash used in financing activities was $6.5 million for the year ended December 31, 2007 compared to $1.6 million provided by financing activities the same period in fiscal year 2006. This increase in cash used was primarily the result of payments totaling $20.4 million in fiscal year 2007 to repurchase approximately 3.1 million shares of common stock in the open market, offset by higher proceeds from the issuance of common stock to our employees and associated tax benefits during fiscal year 2007.

Cash provided by financing activities was approximately $1.6 million for the year ended December 31, 2006 compared to $5.1 million used in fiscal year 2005. The change in cash provided the result of higher proceeds from the issuance of common stock to our employees and associated tax benefits, offset by lower level of stock repurchases.

Cash used in financing activities was $5.1 million for the year ended December 31, 2005 compared to $318,000 used in fiscal year 2004, a change of $4.8 million. This increase in cash used was primarily the result of lower proceeds from the issuance of common stock in fiscal year 2005, offset by an increased level of stock repurchases. In fiscal year 2005, we spent approximately $7.1 million in cash to repurchase approximately 3.0 million shares of common stock in the open market.

	Year ended December 31,
	2007	2006	2005
	(In thousands, except share data)
Number of shares repurchased	3,059,149	1,137,698	3,002,731
Cost of shares repurchased	$20,423	$4,610	$7,078

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

On October 24, 2007, our Board of Directors authorized an acceleration of our existing stock repurchase program. As of October 24, 2007, the Company is authorized to repurchase shares in an amount not to exceed $6.3 million per quarter, and the cumulative amount not to exceed $50.0 million over a two year period.

On February 4, 2008, our Board of Directors authorized a further acceleration of our existing stock repurchase program which allowed for the repurchase of approximately $10.0 million of shares in the first quarter of fiscal year 2008. From the end of fiscal year 2007 through February 29, 2008, the Company has repurchased a total of 2.0 million shares for a total of approximately $10.0 million in the open market under this stock repurchase plan.

Contractual Obligations and Commercial Commitments.

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. As a result, on June 1, 2007, the Company entered into a five year sublease agreement with Oracle Corporation for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature; commencing on August 1, 2007 and ending on July 31, 2012. In addition, the lease provides for approximately six months of free rent (rent holiday) and approximately $600,000 in landlord incentives to be applied by Actuate towards construction of future improvements. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. The Company accounts for and recognizes the rent holidays in its operating lease on a straight-line basis over the lease term (including any rent holiday period) in accordance with paragraph 2 of FASB Technical Bulletin 85-3 (“FTB 85-3”), Accounting for Operating Leases with Scheduled Rent Increases. The Company accounts for the amortization of its leasehold improvements over the duration of the lease consistent with paragraph 5(f) of FASB Statement 13 (“SFAS 13”), Accounting for Leases, as amended. Leasehold improvements made by the Company that are funded by landlord incentives or allowances under an operating lease are recorded by the Company as leasehold improvement assets and amortized over the term of the lease consistent with the guidance in paragraph 5(f) of FASB SFAS 13. The incentives are recorded as deferred rent and amortized as reductions to lease expense over the lease term in accordance with paragraph 15 of SFAS 13.

As of December 31, 2007, Actuate pledged $395,000 of restricted cash, as collateral for a standby letter of credit that guarantees its contractual obligations relating to its sublease agreement for its new corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying Consolidated Balance Sheet.

In addition to the Company’s operating leases related to its headquarters, Actuate also has operating leases for various smaller facilities which house its foreign offices. Rent expense for all facilities under operating leases was approximately $5.1 million, $5.1 million, and $4.3 million in fiscal years 2007, 2006, and 2005, resepectively.

On January 5, 2006, the Company acquired all of the outstanding stock of performancesoft, Inc. The acquisition principally consisted of an initial cash purchase price of $15.3 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. Due to the fact that the contingent consideration was not determinable at the time of acquisition, the Company did not include this contingent consideration in the acquisition accounting at that time. Rather, it was recorded in the fourth quarter of 2006, when the Company was able to determine the estimated amount of the payout. The Company determined that the initial earnout payment would be approximately $4.9 million and the Company recorded this estimated cost as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill at that time. This amount was increased by an additional $616,000 in the third quarter of fiscal year 2007 when the final settlement agreement was signed. This agreement represented the final earnout settlement amount along with accrued interest. The Company recorded this additional consideration as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill in the third quarter of fiscal year 2007. The total amount of the contingent consideration was paid out to the former shareholders in October 2007.

In accordance with criteria stipulated in the acquisition agreement, funds previously held in escrow totaling $201,000 were released to Actuate in October 2007. The Company had previously included these funds held in escrow as part of the initial purchase price, and accordingly, the Company recorded this release of funds from escrow of $201,000, as a reduction in the cost of the acquired enterprise and a reduction to goodwill in the third quarter of fiscal year 2007.

The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$17,923	$4,827	$8,820	$3,915	$361
Purchase obligations (2)	3,782	3,575	165	37	5
Obligations under FIN 48 (3)	484	—	484	—	—

Total	$22,189	$8,402	$9,469	$3,952	$366

(1)	Our future contractual obligations include minimum lease payments under operating leases at December 31, 2007, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $8.3 million is included in restructuring liabilities on the Company’s consolidated balance sheet as of December 31, 2007.

(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2007. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	The adoption effect of adoption of FIN 48 represents the tax liability associated with the calculation of uncertain tax positions. See FIN 48 discussion in Note 11 of our Notes to Consolidated Financial Statements.

Investment in Actuate Japan.    The minority shareholders of Actuate Japan have the non-expiring option to put their equity interest (“Minority Interest”) in Actuate Japan and Actuate has the option to call the Minority Interest. In February 2006, a minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its equity interest in Actuate Japan. This minority shareholder exercised its right on March 15, 2006 resulting in a payment of approximately $354,000 for this interest during the first quarter of fiscal year 2006. This payment was recorded as additional goodwill related to Actuate Japan. The Minority Interest as of December 31, 2007 was approximately 12% of the total equity interest. If the Minority Interest Shareholder chose to put these remaining shares, Actuate would be required to pay approximately $470,000 to purchase these shares. The Company’s policy is to record a liability, if any, at the time that the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put and call option, the Company would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. The Company performs a periodic review of the value of the Minority Interest. This review may include assumptions regarding projected future cash flows and discount rates. Variances in these assumptions could have a significant impact on the Company’s conclusion as to whether it is necessary to record a liability. As of December 31, 2007, the Company concluded that it was not necessary to record a liability. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise its put option.

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

Recent Accounting Pronouncements

See Note 1 of our Notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.    Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposure has historically been a result of credit risk, fluctuations in interest rates and foreign exchange rates. Recently the financial markets have experienced global credit and liquidity issues. The short-term funding markets experienced credit issues during the first quarter of fiscal 2008. This led to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

Our investment portfolio includes auction rate securities, which are investments with contractual maturities. They are usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are primarily backed by highly rated municipal issuers. As of December 31, 2007, we had $14.6 million invested in auction-rate securities.

These auction rate securities were scheduled to reset subsequent to December 31, 2007. As of March 14, 2008, all of our auction rate securities have failed auctions. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is often obligated to pay penalty rates should an auction fail. In the event we need to access the funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. As of March 14, 2008, we had $16.5 million invested in auction-rate securities.

We determined that no other-than-temporary impairment losses existed as of December 31, 2007 as all holdings had successful auctions subsequent to December 31, 2007. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.

Foreign Currency Exchange Risk.    During the fiscal years 2007, 2006 and 2005 we derived 27%, 25% and 24%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are generally denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our losses due to foreign exchange rate fluctuations were approximately $289,000 in fiscal year 2007 compared to gains of approximately $93,000 during fiscal year 2006 and losses of approximately $89,000 in fiscal year 2005.

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

Credit Risk.    Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade accounts receivable. We have policies that limit investments to investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support client receivables. Our credit risk is also mitigated because our customer base is diversified by geography and no single customer has accounted for more than 10% of our consolidated revenue on an annual basis. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as of the end of the period covered under this report. Based on the evaluation of the effectiveness of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of December 31, 2007 were not effective as of such date because of the existence of a material weakness in our internal control over financial reporting related to accounting for income taxes as described below.

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

A material weakness (within the meaning of the PCAOB Auditing Standard No. 5) is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, and this assessment identified a material weakness in our internal control over financial reporting related to our income tax provision. Specifically, we lack effective policies and procedures to ensure that the review of schedules supporting our income tax provision is conducted in sufficient detail by someone other than the preparer of such schedules. It is a reasonable possibility that this deficiency could result in a material misstatement of the annual or interim financial statements that would not be prevented or detected on a timely basis.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on our assessment we believe that because of the material weakness described above, as of December 31, 2007, our internal control over financial reporting is ineffective based on those criteria.

Our independent registered public accounting firm has issued an auditors’ report on the effectiveness of the Company’s internal control over financial reporting, that report is included under Item 8 of this Form 10-K.

(c) Remediation Plan Related to 2007 10-K Material Weakness

During the quarter ended December 31, 2007, we modified our internal control over financial reporting with respect to accounting for income taxes. We use a third-party tax service provider to complete the preparation, reconciliation and analysis of our income tax provision and income tax-related accounts and modified our review procedures over schedules, supporting our income tax provision. However, these changes in internal control over financial reporting were in transition as of December 31, 2007.

d) Changes in Internal Control Over Financial Reporting

Other than as noted above, there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2007.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act,” respectively, contained in our proxy statement for our 2008 Annual Meeting of Stockholders to be held on May 21, 2008 (the “Proxy Statement”). The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Actuate Executive Officers.”

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

Stockholder Proposals

As of December 31, 2007, there has been no material change to the policies and procedures by which the stockholders of the Company may recommend director candidates.

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

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2007 that were either approved or not approved by stockholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of available securities remaining for future issuance
Equity compensation plans approved by stockholders (1)	18,029,707	$3.52	13,608,555
Equity compensation plans not approved by stockholders (2)	719,439	$1.87	714,288

Total	18,749,146	$3.45	14,322,843

(1)	Consists of five plans: our Amended and Restated 1998 Equity Incentive Plan, Tidestone 1998 Incentive Stock Option Plan, Tidestone Non-Qualified Stock Option Plan of 1999, 1998 Non-Employee Directors Option Plan, and the Amended and Restated 1998 Employee Stock Purchase Plan. As of January 1 of each year, the number of shares reserved for issuance under the Amended and Restated 1998 Equity Incentive Plan automatically increases by the lesser of (i) 5% of the total number of shares of common stock outstanding and (ii) 2,800,000 shares.

(2)	Consists of one plan: our 2001 Supplemental Stock Option Plan. See “Note 9 of the Notes to Consolidated Financial Statements.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

3.1 (3)	Form of Third Amended and Restated Certificate of Incorporation.

3.2 (1)	Form of Bylaws of the Registrant.

4.1 (1)	Reference is made to Exhibits 3.1 and 3.2.

4.2 (1)	Specimen Common Stock Certificate.

10.1 (1)	Form of Indemnification Agreement.

10.2 (1)+	1994 Stock Option Plan, as amended.

10.3 (1)+	Amended and Restated 1998 Equity Incentive Plan.

10.4 (1)+	Amended and Restated 1998 Employee Stock Purchase Plan.

10.5 (1)+	1998 Non-Employee Directors Option Plan.

10.6 (4)+	2001 Supplemental Stock Option Plan.

10.7 (1)+	Offer Letter between the Company and Daniel A. Gaudreau dated May 7, 1997.

10.8 (2)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated August 18, 1999.

10.9 (2)	First Amendment to Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated September 30, 1999.

10.10 (4)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 21, 2000.

10.11 (6)+	Form of Severance Agreement (All Section 16 Officers)

16.1 (5)	Letter Regarding Change in Certifying Accountant

21.1	Subsidiaries of Actuate Corporation.

23.1	Consent of Independent Registered Public Accounting Firms.

24.1	Power of Attorney. (See the signature page to this Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741).
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(3)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 1999.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2000.
(5)	Incorporated by reference to our Form 8-K filed on June 16, 2004.
(6)	Incorporated by reference to our Form 8-K filed on December 27, 2007.
+	Indicates management or compensatory plan or arrangement.

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

Date: March 14, 2008

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICOLAS C. NIERENBERG Nicolas C. Nierenberg	Chairman of the Board and Chief Architect	March 14, 2008

/s/ PETER I. CITTADINI Peter I. Cittadini	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/s/ DANIEL A. GAUDREAU Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ GEORGE B. BEITZEL George B. Beitzel	Director	March 14, 2008

/s/ KENNETH E. MARSHALL Kenneth E. Marshall	Director	March 14, 2008

/s/ ARTHUR C. PATTERSON Arthur C. Patterson	Director	March 14, 2008

/s/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	March 14, 2008

ACTUATE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Actuate Corporation:

We have audited the accompanying consolidated balance sheets of Actuate Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as set forth in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actuate Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Also, as discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards, No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Actuate Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Actuate Corporation:

We have audited Actuate Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified related to the controls over the review of the income tax provision and included in Management’s Report on Internal Controls Over Financial Reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Actuate Corporation and subsidiaries as of December 31, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007 and the related financial statement schedule of Actuate Corporation. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 14, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Actuate Corporation has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2007, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

March 14, 2008

ACTUATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$21,468	$31,113
Short-term investments	46,947	28,966
Accounts receivable, net of allowances of $1,141 and $826 at December 31, 2007 and 2006, respectively	38,575	31,233
Other current assets	5,278	5,233

Total current assets	112,268	96,545
Property and equipment, net	5,269	4,379
Goodwill	35,594	35,248
Purchased intangibles	3,648	5,455
Non-current deferred tax assets	11,996	5,142
Other assets	1,133	820

	$169,908	$147,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,667	$1,590
Current portion of restructuring liabilities	3,201	2,897
Accrued compensation	6,326	6,033
Acquisition related payable	—	4,864
Other accrued liabilities	5,677	4,635
Income taxes payable	—	703
Deferred revenue	40,352	38,525

Total current liabilities	58,223	59,247

Long-term liabilities:
Deferred rent	1,124	23
Long-term deferred revenue	3,499	2,328
Long-term income taxes payable	483	—
Deferred tax liability	—	420
Restructuring liabilities, net of current portion	5,606	7,761

Total long-term liabilities	10,712	10,532

Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 72,991,110 and 69,397,135 shares, respectively; outstanding 61,428,115 and 60,893,289 shares, respectively	61	61
Additional paid-in capital	144,471	121,562
Treasury stock, at cost; 11,562,995 and 8,503,846 shares, respectively	(43,724)	(23,300)
Accumulated other comprehensive income	599	40
Accumulated deficit	(434)	(20,553)

Total stockholders’ equity	100,973	77,810

	$169,908	$147,589

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Revenues:
License fees	$53,216	$46,919	$36,939
Services	87,410	81,650	69,462

Total revenues	140,626	128,569	106,401

Costs and expenses:
Cost of license fees	1,997	2,095	2,294
Cost of services	24,927	27,914	23,723
Sales and marketing	55,312	49,009	37,070
Research and development	21,826	21,055	16,533
General and administrative	17,784	16,026	13,115
Amortization of purchased intangibles	948	948	487
Purchased in-process research and development	—	900	—
Restructuring charges	1,686	16	665

Total costs and expenses	124,480	117,963	93,887

Income from operations	16,146	10,606	12,514
Interest and other income, net	3,155	2,217	1,436

Income before provision for income taxes	19,301	12,823	13,950
Provision (benefit) for income taxes	(863)	(974)	2,359

Net income	$20,164	$13,797	$11,591

Basic net income per share	$0.33	$0.23	$0.19

Shares used in basic net income per share calculation	60,838	60,375	61,057

Diluted net income per share	$0.29	$0.21	$0.18

Shares used in diluted net income per share calculation	68,722	66,814	63,269

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2005	66,235,200	$62	$104,829	(4,363,417)	$(11,616)	$(389)	$(45,941)	$46,945
Comprehensive income
Net income	—	—	—	—	—	—	11,591	11,591
Net unrealized losses on available-for- sale securities	—	—	—	—	—	(56)	—	(56)
Currency translation	—	—	—	—	—	(110)	—	(110)

Total comprehensive income								11,425
Issuance of common stock upon exercise of stock options	1,077,366	1	1,529	—	—	—	—	1,530
Correction of shares outstanding	10,416	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	213,669	—	429	—	—	—	—	429
Stock repurchase	—	(3)		(3,002,731)	(7,075)	—	—	(7,078)
Tax benefits from employee stock options	—	—	2,117	—	—	—	—	2,117

Balance at December 31, 2005	67,536,651	$60	$108,904	(7,366,148)	$(18,691)	$(555)	$(34,350)	$55,368

Comprehensive income
Net income	—	—	—	—	—	—	13,797	13,797
Net unrealized gains on available-for- sale securities	—	—	—	—	—	72	—	72
Currency translation	—	—	—	—	—	523	—	523

Total comprehensive income								14,392
Issuance of common stock upon exercise of stock options	1,640,855	2	3,430	—	—	—	—	3,432
Issuance of common stock under Employee Stock Purchase Plan	219,629	—	462	—	—	—	—	462
Stock based compensation	—	—	6,492	—	—	—	—	6,492
Stock repurchase	—	(1)		(1,137,698)	(4,609)	—	—	(4,610)
Tax benefits from employee stock options	—	—	2,274	—	—	—	—	2,274

Balance at December 31, 2006	69,397,135	$61	$121,562	(8,503,846)	$(23,300)	$40	$(20,553)	$77,810

Comprehensive income
Net income	—	—	—	—	—	—	20,164	20,164
Net unrealized gains on available-for- sale securities	—	—	—	—	—	65	—	65
Currency translation	—	—	—	—	—	494	—	494

Total comprehensive income								20,723
Issuance of common stock upon exercise of stock options	3,282,257	4	8,285	—	—	—	—	8,289
Issuance of common stock under Employee Stock Purchase Plan	311,718	—	878	—	—	—	—	878
Stock based compensation	—	—	8,986	—	—	—	—	8,986
Stock repurchase	—	(4)		(3,059,149)	(20,424)	—	—	(20,428)
Impact from adoption of FIN 48	—	—	—	—	—	—	(45)	(45)
Tax benefits from employee stock options	—	—	4,760	—	—	—	—	4,760

Balance at December 31, 2007	72,991,110	$61	$144,471	(11,562,995)	$(43,724)	$599	$(434)	$100,973

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2007	2006	2005
Operating activities
Net income	$20,164	$13,797	$11,591
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation expense	8,986	6,492	—
Amortization of purchased intangibles	1,947	1,986	1,400
Depreciation	2,367	1,970	1,892
Purchased in-process research and development	—	900	—
Deferred tax asset utilization	(178)	783	—
Loss on investment	—	—	301
Accretion of discount on short-term investments	(259)	47	278
Tax benefits from exercise of stock options	—	—	2,117
Net operating loss utilizations related to prior acquisitions	107	764	—
Restructuring charges	1,686	16	665
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(7,342)	(3,200)	(2,022)
Other current assets	(795)	1,448	(431)
Accounts payable	672	(2,070)	214
Accrued compensation	293	207	62
Other accrued liabilities	1,194	895	(1,888)
Deferred tax assets	(5,903)	(6,867)	—
Income taxes payable	(265)	394	(67)
Deferred tax liability	(420)	406	—
Deferred rent liabilities	1,101	(174)	(122)
Restructuring liabilities	(3,433)	(2,191)	(4,067)
Deferred revenue	2,998	6,531	3,625

Net cash generated by operating activities	22,920	22,134	13,548

Investing activities
Purchase of property and equipment	(2,956)	(1,279)	(450)
Increase in restricted cash	(395)	—	—
Proceeds from maturities of short-term investments	118,022	76,833	71,505
Purchase of short-term investments	(135,679)	(63,869)	(73,812)
Acquisition of performancesoft, Inc., net of cash acquired	(5,632)	(15,668)	—
Purchase of source code	—	(1,000)	—
Purchase of minority shares of Actuate Japan	—	(354)	(366)
Proceeds from security deposit	209	—	—
Net change in other assets	(127)	(256)	(46)

Net cash used in investing activities	(26,558)	(5,593)	(3,169)

Financing activities
Tax benefits from exercise of stock options	4,760	2,274	—
Proceeds from issuance of common stock	9,162	3,894	1,959
Stock repurchases	(20,423)	(4,610)	(7,078)

Net cash generated by (used in) financing activities	(6,501)	1,558	(5,119)

Net increase (decrease) in cash and cash equivalents	(10,139)	18,099	5,260
Effect of exchange rate on cash and cash equivalents	494	524	(111)
Cash and cash equivalents at the beginning of the year	31,113	12,490	7,341

Cash and cash equivalents at the end of the year	$21,468	$31,113	$12,490

Supplemental disclosure of cash flow information
Cash paid for income taxes	$2,333	$1,180	$325

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Actuate Corporation (“Actuate” or the “Company”) provides software and services to develop and deploy RIA (“RIA”) that deliver rich interactive content that improve customer loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens with information that they can easily access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. The Company’s goal is to ensure that all users can adopt decision-making information into their day-to-day activities, opening up completely new avenues for improving corporate performance.

Actuate was incorporated in November 1993 in the State of California and re-incorporated in the State of Delaware in July 1998. Actuate’s principal executive offices are located at 2207 Bridgepointe Parkway, San Mateo California. Actuate’s telephone number is 650-645-3000. Actuate maintains a Web site at www.actuate.com.

Basis of Presentation

The consolidated financial statements include the accounts of Actuate and its wholly-owned and majority-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in Switzerland, United Kingdom, Germany, Singapore, Japan and China. All intercompany balances and transactions have been eliminated.

As of December 31, 2007, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. Accumulated losses applicable to the minority shareholders exceed their equity capital in Actuate Japan and as a result, there is no minority interest presented on the accompanying consolidated balance sheets. This excess loss applicable to the minority shareholders has been charged to Actuate, as the minority shareholders are not obligated to contribute their share of losses exceeding their equity capital.

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

Actuate records a provision for estimated sales returns and allowances on product and service related sales in accordance with FASB Statement (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). These estimates are primarily based on historical sales returns. If the historical data used to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be materially affected.

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

As of December 31, 2007 the Company had not experienced any failed auctions on any of its auction-rate securities and all of these securities on hand as of December 31, 2007 did have successful auctions in January 2008. However, in February of 2008 the auction market experienced an unprecedented high incidence of failed auctions. As a result, in March 2008, all of the Company’s auction rate securities experienced failed auctions when they came up for reset. However, the Company continues to believe that the investments are not other than temporarily impaired at this time These investments are still rated with a high credit rating as they are all held in reputable municipal entities and none are collateralized by mortgage backed securities. However, the Company does feel that the liquidity has been affected subsequent to year-end. Please refer to Note 15 of the Notes to the Consolidated Financial Statements for further discussion on this subsequent event.

In the future Actuate will continue to evaluate whether there are any other than temporary impairments on these investments and it will consider classifying any remaining auction rate securities as long term investments. The auction securities are still properly classified as short-term investments in the financial statements for the period ended December 31, 2007.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments

As of December 31, 2007, the fair value of the Company’s cash, short-term investments, accounts receivable, and accounts payable, approximates the carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. Subsequent to year-end the markets for the Company’s auction rate securities experienced significant numbers of failed auctions. This market disruption may impact the way in which the Company determines the fair value of these investments in the future. The Company is in the process of evaluating these developments. For more information on this subsequent event please refer to Note 15 of these Notes to the Consolidated Financial Statements.

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

The Company’s accounts receivable is subject to collection risks. The Company’s gross accounts receivable is reserved against this risk through an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of Actuate’s customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors. The Company looks at factors such as past experience, credit quality of the customer, age of the receivable balance, and current economic conditions. These facts are reviewed to determine whether a specific reserve for bad debt should be recorded to reduce the related receivable to the amount believed to be collectible. The Company also ceases recognizing future revenues on any outstanding domestic maintenance renewal invoices which are older than 90 days past due.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life. The Company only capitalizes fixed assets with an initial value in excess of a specific threshold. Purchased items below that initial threshold value are immediately expensed.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount of the assets over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in sales and marketing expense and amounted to $857,000, $679,000 and $365,000 in fiscal years 2007, 2006 and 2005, respectively.

Income Taxes

The Company provides for the effect of income taxes in its Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes” and FASB Interpretation 48 (“FIN 48”), “Accounting for Income Tax Uncertainties.” Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. On January 1, 2007, the Company adopted the provisions of FIN 48. Under FIN 48, only income tax positions that meet the more likely than not recognition threshold may be recognized in the financial statements. If an income tax position meets the “more likely than not” recognition threshold, then we must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled, we must also estimate the likelihood that a taxing authority would review a tax position after a tax examination had otherwise been completed. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each reporting date. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements that are based on the requirements of FIN No. 48. We must re-evaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An income tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

The Company must make significant assumptions, judgments and estimates to determine its current provision for income taxes, its deferred tax assets and liabilities and any valuation allowance to be recorded against its deferred tax assets. The Company’s judgments, assumptions and estimates relating to the current provision for income taxes take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in the Company’s results of operations, financial position or cash flows. The Company’s assumptions, judgments and estimates relating to the value of its net deferred tax assets take into account predictions of the amount and category of future taxable income from potential sources, including tax planning strategies that would, if necessary, be implemented to prevent a loss carryforward or tax credit carryforward from expiring unused. Actual operating results and the underlying amount and category of income in future years could render the Company’s current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting its consolidated financial position or results of operations.

Sales Taxes

The Company presents its revenues net of sales tax in its consolidated statements of income.

Foreign Currency Translation

The functional currency of each of the Company’s foreign subsidiaries is the foreign subsidiary’s local currency except for the Company’s Cayman subsidiary, whose books and records are maintained in U.S. dollars, and accordingly its functional currency is the U.S. dollar. Actuate translates the assets and liabilities of its international non-U.S. functional currency subsidiaries into U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in accumulated other comprehensive income (loss) in the consolidated balance sheet. Currency transaction gains or losses are recorded in interest and other income, net in the accompanying consolidated financial statements.

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

	Year ended December 31,
	2007	2006	2005
Weighted-average shares of common stock outstanding	60,838	60,375	61,057
Weighted-average dilutive stock options outstanding under the treasury stock method	7,884	6,439	2,212

Weighted-average common shares used in computing diluted net income per share	68,722	66,814	63,269

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average number of common shares excluded from the calculation of diluted net income per share was 2,947,917, 4,601,010 and 10,948,000 in fiscal years 2007, 2006 and 2005, respectively. These shares were excluded from Actuate’s calculation of weighted-average common shares used in computing dilutive net income per share as they were anti-dilutive. These anti-dilutive options could be dilutive in the future.

The weighted average exercise price of excluded stock options was $6.62, $5.05 and $3.91 for the years ended December 31, 2007, 2006 and 2005, respectively.

Segment Information

Actuate provides software and services for Business Intelligence, Performance Management and Reporting applications. Actuate’s chief operating decision maker (the Chief Executive Officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Actuate considers itself to be in a single reportable segment, specifically the license, implementation and support of its software products. The Company aggregates its various groups into one segment primarily because these groups are similar in nature and the production and distribution processes are also similar. Furthermore, discrete information may also be unavailable or impractical to obtain, as these products can be cross-sold by various business units and geographies.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with certain exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of FAS 159 are effective for our fiscal year beginning January 1, 2008. The Company is currently assessing whether fair value accounting is appropriate for any of its eligible instruments and cannot estimate the impact, if any, on its consolidated balance sheet, statement of income or statement of cash flows.

In September 2006, the FASB issued SFAS No. 157, (“SFAS 157”) “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for periods beginning after November 15, 2007. The Company does not believe that the adoption of the provisions of SFAS 157 will materially impact its consolidated balance sheet, statement of income or statement of cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including a reclassification of a portion of our deferred tax assets and net operating losses utilized from prior acquisitions within the operating activities section of the Company’s Consolidated Statement of Cash Flows for fiscal year 2006. Deferred tax assets were also reclassified from the financing activities section to the operating activities section on the Company’s Consolidated Statement of Cash flows as of December 31, 2006 to conform to the current period presentation. These reclassifications resulted in an increase of approximately $1.8 million to cash generated by operating activities and a similar decrease to cash generated by financing activities. Such reclassifications had no other impact on the results of operations and the stockholders’ equity for the years presented.

2.	Investment in Actuate Japan

The minority shareholders of Actuate Japan have the non-expiring option to put their equity interest (“Minority Interest”) in Actuate Japan and Actuate to the Company has the option to call the Minority Interest. In February 2006, a minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its equity interest in Actuate Japan. This minority shareholder exercised its right on March 15, 2006 resulting in a payment of approximately $354,000 for this interest during the first quarter of fiscal year 2006. This payment was recorded as additional goodwill related to Actuate Japan. The Minority Interest as of December 31, 2007 was approximately 12% of the total equity interest. If the Minority Interest Shareholder chose to put these remaining shares, Actuate would be required to pay approximately $470,000 to purchase these shares. The Company’s policy is to record a liability, if any, at the time that the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put and call option, the Company would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. The Company performs a periodic review of the value of the Minority Interest. This review may include assumptions regarding projected future cash flows and discount rates. Variances in these assumptions could have a significant impact on the Company’s conclusion as to whether it is necessary to record a liability. As of December 31, 2007, the Company concluded that it was not necessary to record a liability. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise its put option.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions

performancesoft

On January 5, 2006, the Company acquired all of the outstanding stock of performancesoft, Inc. The acquisition principally consisted of an initial cash purchase price of $15.3 million and additional contingent cash consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. Due to the fact that the contingent consideration was not determinable at the time of acquisition, the Company did not include this contingent consideration in the acquisition cost at that time. Rather, it was recorded in the fourth quarter of 2006, when the Company was able to determine the estimated amount of the payout. The Company determined that the initial earnout payment would be approximately $4.9 million and the Company recorded this amount as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill at that time. This amount was increased by an additional $616,000 in the third quarter of fiscal year 2007 when the final settlement agreement was signed. This agreement represented the final earnout settlement amount along with accrued interest. The Company recorded this amount as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill in the third quarter of fiscal year 2007. The total amount of the contingent consideration was paid out to the former shareholders on October 5, 2007.

In accordance with criteria stipulated in the acquisition agreement, funds previously held in escrow totaling $201,000 were released to Actuate in October 2007. The Company had previously included these funds held in escrow as part of the final purchase price, and accordingly, it recorded this release of funds from escrow of $201,000, as a reduction in the cost of the acquired enterprise and this was a reduction to goodwill in the third quarter of fiscal year 2007.

The total $20.9 million purchase price is comprised of the following:

Cash	$20,831,620
Direct transaction costs	92,044

Final purchase price	$20,923,664

Direct transaction costs of $92,044 include legal and accounting fees, appraisal fees, and other external costs directly related to the acquisition.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Price Allocation

The following represents the allocation of the final purchase price to the acquired net assets of performancesoft and the associated estimated useful lives, inclusive of the two contingent consideration payments discussed above (in thousands):

	Amount	Estimated Useful Life
Net tangible assets and liabilities:
Accounts receivable, net	1,048	N/A
Recoverable income tax	1,595	N/A
Accounts payable	(1,665)	N/A
Deferred revenue	(1,657)	N/A
Other net assets and liabilities	(315)	N/A

	(994)	N/A
Identifiable intangible assets:
Existing technology	1,100	5 years
Customer and partner relationships	3,400	5 years
In-process research and development	900	N/A
Tradename	800	3 years
Goodwill	15,718	N/A

Final purchase price	$20,924

As of the acquisition date, $900,000 was allocated to in-process research and development. In-process research and development is dependent on the status of new projects on the date the acquisition is consummated. At the date of acquisition the acquired company had two development projects that were in process, relating to its Views product and a new product offering called Track. Both of these projects were completed by the end of the third quarter of fiscal year 2006. The value of in-process research and development was determined using the excess earnings approach. The discount rates used were 18% to 19% and they take into consideration the stage of completion and the risk surrounding the successful development and commercialization of each of the purchased in-process technology projects that were valued. The Company expensed the total value of these in-process research and development projects at the time of acquisition as they were determined to have no alternative future use. This expense was shown as a separate line item in the fiscal year 2006 Consolidated Statement of Income.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Cash, Cash Equivalents and Short-Term Investments

All cash, cash equivalents and short-term investments have been classified as available–for-sale securities and are detailed as follows (in thousands):

	Cost	Net Unrealized Gains (losses)	Estimated Fair Value
Balance at December 31, 2007
Classified as cash and cash equivalents:
Cash	$16,525	$—	$16,525
Money market funds	4,943	—	4,943

	21,468	—	21,468
Classified as short-term investments:
Auction preferred	14,550	—	14,550
Commercial paper	13,903	9	13,912
Corporate bonds	12,972	(9)	12,963
Federal and municipal obligations	5,509	13	5,522

	46,934	13	46,947

Total	$68,402	$13	$68,415

	Cost	Net Unrealized Losses	Estimated Fair Value
Balance at December 31, 2006
Classified as cash and cash equivalents:
Cash	$23,983	$—	$23,983
Money market funds	45	—	45
Commercial paper	7,089	(4)	7,085

	31,117	(4)	31,113
Classified as short-term investments:
Auction preferred	3,400	—	3,400
Commercial paper	7,941	(11)	7,930
Corporate bonds	11,176	(25)	11,151
Federal and municipal obligations	6,498	(13)	6,485

	29,015	(49)	28,966

Total	$60,132	$(53)	$60,079

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

As of December 31, 2007, the stated maturities of the Company’s short-term investments are $21.1 million within one year and $25.8 million beyond one year. As of December 31, 2006, the stated maturities of the Company’s short-term investments are $16.4 million within one year and $12.6 million beyond one year. These investments are generally classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. At December 31, 2007, Actuate viewed all of its marketable securities as highly liquid and

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available for use in current operations. Accordingly, Actuate has classified all of its marketable securities as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date. In addition, all auction rate securities, including auction preferred and short-term municipals, are classified as short-term investments at December 31, 2007 regardless of the underlying reset date. Auction rate securities are investments with long-term contractual maturities. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The Company held $14.6 million in auction rate securities as of December 31, 2007.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the first quarter of fiscal 2008. This led to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. As a result, several of the Company’s auction rate securities that were held at December 31, 2007 did experience failed auctions in February 2008 and March 2008. However, each of these securities held at December 31, 2007 did experience successful auctions subsequent to December 31, 2007.

The Company’s auction rate investments have always been and continue to be highly rated. Therefore, through December 31, 2007, the Company based the fair value of its auction rate securities on the market value of the investment. However, with the recent unprecedented developments in the auctions rate markets that occurred in February 2008, the Company is closely monitoring developments to determine whether it will be necessary to re-evaluate its valuation methodology for auction rate securities in the future. If we determine that the value of these auction rate securities has been other than temporarily impaired, we may need to record an impairment charge on these investments in the future.

The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuer establish a different form of financing to replace these securities, or final payments come due according to contractual maturities. We understand that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. We expect that we will receive the principal associated with these auction-rate securities through one of the means described above. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditure or other business requirement at this time. However, if we deem that liquidity is not probable within the next twelve months, we may classify our auction rate securities as long-term investments in the future.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Furniture and fixtures	$1,521	$3,564
Computers and purchased software	8,542	8,264
Leasehold improvements	3,588	4,255

Total	13,651	16,083
Less: accumulated depreciation and amortization	(8,382)	(11,704)

Property and equipment, net	$5,269	$4,379

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Goodwill and Purchased Intangible Assets

Goodwill as of December 31, 2006	$35,248
Acquisition of performancesoft (earn-out settlement)	616
Acquisition of performancesoft (release of escrow previously included in purchase price)	(201)
Acquired net operating losses utilized	(69)

Goodwill as of December 31, 2007	$35,594

The net increase in goodwill was primarily the result of our acquisition of performancesoft, Inc. For additional discussion on the performancesoft acquisition, please refer to “Note 3, Acquisition of performancesoft, Inc” in the Notes to Consolidated Financial Statements.

During fiscal year 2007, the Company also made adjustments to goodwill and purchased technology related to the tax affected portion of the net operating losses (NOLs) utilized with respect to the Tidestone, Nimble and performancesoft acquisitions, respectively. These adjustments resulted in a reduction of approximately $69,000 to the Company’s goodwill, and an increase of $139,000 to the Company’s purchased intangibles balances.

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$14,000	$(11,960)	$2,040	$14,000	$(11,280)	$2,720
Purchased technologies	8,430	(7,089)	1,341	8,291	(6,089)	2,202
Trademark	1,500	(1,233)	267	1,500	(967)	533

	$23,930	$(20,282)	$3,648	$23,791	$(18,336)	$5,455

Amortization expense of purchased intangible assets was approximately $1.9 million, $2.0 million and $1.4 million for fiscal years ended December 31, 2007, 2006 and 2005, respectively. These charges are included in cost of license fees and amortization of purchased intangibles in the accompanying consolidated statements of income. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2008	1,996
2009	826
2010	826

$3,648

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31, 2007	December 31, 2006
Maintenance and support	$37,847	$34,001
Other	6,004	6,852

	$43,851	$40,853
Less: Current portion	(40,352)	(38,525)

Long-term deferred revenue	$3,499	$2,328

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

8.	Contractual Obligations and Commercial Commitments

Operating Lease Commitments

Actuate’s properties consist of leased facilities for sales and marketing, research and development, services and support and administrative personnel. Actuate also leases an additional 124,000 square feet in two facilities in South San Francisco, California. The lease on these facilities will expire in March 2008 and April 2011 and 50,000 square feet in one of these facilities is being subleased. In conjunction with the signing of these two building leases, Actuate provided the landlord with a letter of credit in the amount of $3.9 million as a security deposit. The value of the letter of credit has decreased over time. As of December 31, 2007, only one letter of credit for $228,600 remains securing these leases. Actuate has granted a security interest in all of its assets as security for the letter of credit.

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. As a result, on June 1, 2007, the Company entered into a five year sublease agreement with Oracle Corporation for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature; commencing on August 1, 2007 and ending on July 31, 2012. In addition, the lease provides for approximately six months of free rent (rent holiday) and approximately $600,000 in landlord incentives to be applied by Actuate towards construction of future improvements. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. The Company accounts for and recognizes the rent holidays in its operating lease on a straight-line basis over the lease term (including any rent holiday period) in accordance with paragraph 2 of FASB Technical Bulletin 85-3 (“FTB 85-3”), Accounting for Operating Leases with Scheduled Rent Increases. The Company accounts for the amortization of its leasehold improvements over the duration of the lease consistent with paragraph 5(f) of FASB Statement 13 (“SFAS 13”), Accounting for Leases, as amended. Leasehold improvements made by the Company that are funded by landlord incentives or allowances under an operating lease are recorded by the Company as leasehold improvement assets and amortized over the term of the lease consistent with the guidance in paragraph 5(f) of FASB SFAS 13. The incentives are recorded as deferred rent and amortized as reductions to lease expense over the lease term in accordance with paragraph 15 of SFAS 13.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, Actuate pledged $395,000 of restricted cash, as collateral for a standby letter of credit that guarantees its contractual obligations relating to its sublease agreement for its new corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying Consolidated Balance Sheet.

In addition to the Company’s operating leases related to its headquarters, Actuate also has operating leases for various smaller facilities which house its foreign offices. Rent expense for all facilities under operating leases was approximately $5.1 million, $5.1 million, and $4.3 million in fiscal years 2007, 2006, and 2005, respectively. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company has long-term deferred rent of approximately $1,124,000 and $23,000 as of December 31, 2007 and 2006, respectively.

Future minimum lease payments under operating leases (net of sublease income) are as follows (in thousands):

Fiscal Year	Future Minimum Lease Payments(1)
2008	4,827
2009	4,742
2010	4,078
2011	2,655
2012	1,260
Thereafter	361

Total	$17,923

(1)	Our future contractual obligations include minimum lease payments under operating leases at December 31, 2007, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $8.3 million is included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2007.

Indemnification

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

Options granted under the 1998 Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant with the remaining balance vesting monthly over the next four or three years, with a maximum contractual life of ten years. Upon a change in control, an Award under the 1998 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another Award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 1998 Plan will accelerate in full. All outstanding repurchase rights under the 1998 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2007, 11,815,287 shares of common stock were reserved and available for future grants under the 1998 Option Plan.

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

Options granted under the 2001 Plan are exercisable when vested. Shares generally vest at the rate of 25% after one year from the date of grant and the remaining balance vesting monthly over the next four years, with a

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maximum contractual life of ten years. Upon a change in control, an award under the 2001 Plan will become fully vested as to all shares subject to such award if such award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an award under the 2001 Plan will accelerate in full. All outstanding repurchase rights under the 2001 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2007, 714,288 shares of common stock were reserved and available for future grants under the 2001 Option Plan.

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

All options granted under the T-98 Option Plan are incentive stock options qualified under Section 422 of the Code, with a vesting term of five years while the options granted under the T-99 Option Plan are non-statutory stock options with a vesting term of three years. All options have a maximum contractual life of ten years. Options granted under the Tidestone Option Plans are generally exercisable upon grant, subject to repurchase rights by us until vested. Under the T-99 Option Plan, shares generally vest at the rate 33% annually. Under the T-98 Option Plan, shares generally vest at the rate of 20% annually. Upon a change in control, an award under the Tidestone Option Plans will become fully vested as to all shares subject to such award if such award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such award with another award of substantially the same terms. As of December 31, 2007, 31,987 and 2,055 shares of common stock were reserved and available for future grants under the T-98 Option and T-99 Option Plan, respectively.

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

In March 2007, the Board of Directors amended the automatic stock option grant program for non-employee directors under the Directors’ Plan to change the number of shares covered by the initial and annual awards to non-employee directors, beginning with the grants to be made at the 2007 Annual Meeting. The amendment reduced the number of option shares which will automatically be granted to each individual who first joins the

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Board as a non-employee director from 80,000 to 40,000 option shares and increased the number of option shares which will be automatically granted to each continuing non-employee Board member at each annual stockholders’ meeting from 10,000 option shares to 25,000 option shares. All other terms of the program including vesting schedules for the initial grant and the annual grant remain unchanged.

As of December 31, 2007, 230,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

Activity under all option plans was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 2004	10,064,108	19,079,133	$0.06-$31.19	$2.90
Additional authorization	2,800,000	—	—	—
Options granted	(3,014,030)	3,014,030	$1.80-$3.47	$2.43
Options exercised	—	(1,077,366)	$0.06-$2.90	$1.44
Options forfeited and cancelled	1,723,393	(1,723,393)	$0.82-$7.59	$3.73

Balance at December 31, 2005	11,573,471	19,292,404	$0.16-$31.19	$2.83
Additional authorization	2,800,000	—	—	—
Options granted	(3,141,200)	3,141,200	$3.16-$5.94	$3.70
Options exercised	—	(1,640,855)	$0.16-$5.26	$2.11
Options forfeited and cancelled	1,245,831	(1,245,831)	$1.04-$17.25	$3.55

Balance at December 31, 2006	12,478,102	19,546,918	$0.16-$31.19	$2.98
Additional authorization	2,800,000	—	—	—
Options granted	(3,364,700)	3,364,700	$4.99-$8.39	$5.53
Options exercised	—	(3,282,257)	$0.16-$5.90	$2.53
Options forfeited and cancelled	880,215	(880,215)	$1.27-$21.63	$4.40

Balance at December 31, 2007	12,793,617	18,749,146	$0.75-$31.19	$3.45

The weighted-average grant date fair value of stock options granted was $3.75 in fiscal year 2007, $2.40 in fiscal year 2006 and $1.82 in fiscal year 2005. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during fiscal year 2007, 2006 and 2005 was $14.0 million, $4.3 million and $1.2 million, respectively.

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.75-$1.49	5,311,991	5.06 years	$1.49	5,311,991	$1.49
$1.56-$2.99	3,684,653	6.15 years	$2.63	2,975,753	$2.66
$3.00-$3.59	2,845,642	5.50 years	$3.53	1,951,033	$3.53
$3.60-$4.69	2,868,298	4.49 years	$3.93	2,577,960	$3.92
$4.72-$31.19	4,038,562	7.76 years	$6.40	971,179	$9.14

$0.75-$31.19	18,749,146	5.83 years	$3.45	13,787,916	$3.02

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, options outstanding had an intrinsic value of $83.9 million. At December 31, 2007, 18,309,895 options were vested and expected to vest, with an aggregate intrinsic value of $82.5 million, a weighted average exercise price of $3.43 and a weighted average remaining contractual term of 5.77 years. The aggregate intrinsic value and weighted-average remaining contractual term of options currently exercisable at December 31, 2007 were $68.4 million and 4.88 years, respectively.

Amended and Restated 1998 Employee Stock Purchase Plan

The 1998 Amended and Restated Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan is automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. If the market price of Actuate’s stock at the end of any six-month purchase period is lower than the stock price at the original grant date, the offering period is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. Employees enrolled prior to August 1, 2006 may purchase up to 500 shares per accumulation period until the end of their current accumulation period at which time they may purchase up to 1000 shares per accumulation period. New participants starting in the August 1 offering period may purchase up to 1000 shares per accumulation period. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with the Company. The Purchase Plan has been amended and restated to account for stock splits. During fiscal year 2007, 2006 and 2005, the Company issued 311,718, 219,629 and 213,669 common shares, respectively under the Purchase Plan, with a weighted-average purchase price of $2.82, $2.10 and $2.00, respectively. As of December 31, 2007, 4,870,774 shares had been purchased under the Purchase Plan and 1,529,226 shares of common stock were reserved and available for future issuance.

As of December 31, 2007, the number of shares of common stock reserved for future issuance of stock options under all option plans and the Purchase Plan was 14,322,843.

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

The Company elected to adopt the modified prospective transition method permitted by SFAS 123(R), which applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal year 2006 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. This cost is based on the grant-date fair value estimated at the time of the grant, in accordance with the pro forma provisions of SFAS 123R. Compensation cost for all share-based payments granted subsequent to January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior periods were not restated to reflect the impact of adopting the new standard. The fair value of option awards is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The Company amortizes its stock-based compensation expense for all awards in accordance with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The fair value of the share-based awards granted in all periods was estimated using the Black-Scholes-Merton method, with the following weighted-average assumptions:

	Options
	Year ended December 31,
	2007	2006	2005
Dividends	0%	0%	0%
Forfeiture rate	3 - 4%	4%	N/A
Risk-free interest rate	3.625 – 4.75%	4.50 – 4.88%	3.38 – 4.13%
Expected life (in years)	5.31 – 5.50	4.16 – 4.60	3.0
Expected volatility	75.36 – 80.41%	80.88 – 86.82%	78.70 – 97.38%

	ESPP
	Year ended December 31,
	2007	2006	2005
Dividends	0%	0%	0%
Risk-free interest rate	4.47 – 5.05%	4.68 – 5.08%	3.03 – 3.87%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	35.78 – 38.66%	42.58 – 46.05%	45.19 – 46.36%

The weighted-average grant date fair value of stock options granted was $3.75 in fiscal year 2007, $2.40 in fiscal year 2006 and $1.82 in fiscal year 2005.

During fiscal years 2007, 2006 and 2005, Actuate issued 311,718 shares, 219,629 shares and 213,669 shares, respectively, under the Purchase Plan. The weighted-average deemed fair value of employees’ stock purchase rights under the Purchase Plan during fiscal years 2007, 2006 and 2005 was $1.91, $1.44 and $0.77, respectively.

The total compensation cost for share-based payments and the related tax benefits was $9.0 million and $4.8 million, respectively in fiscal year 2007. The total compensation cost for share-based payments and the related tax benefits was $6.5 million and $2.3 million, respectively in fiscal year 2006.

Stock Repurchase Program

In January 2005, pursuant to the stock repurchase program announced in September 2001, and extended from time to time by the Company’s Board of Directors, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. The Company is authorized to repurchase Actuate common stock in

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an amount not to exceed cash flow from operations during the prior quarter, with the actual amount to be approved in advance by the Board.

On October 24, 2007, the Company’s Board of Directors authorized an acceleration of its existing stock repurchase program. As of October 24, 2007, the Company is authorized to repurchase shares in an amount not to exceed approximately $6.3 million per quarter, and the cumulative amount not to exceed $50.0 million over a two year period. On February 4, 2008, the Company’s Board of Directors authorized a further acceleration of our existing stock repurchase program which allowed for the repurchase of approximately $10.0 million of shares in the first quarter of fiscal year 2008. From the end of fiscal year 2007 through February 29, 2008, the Company has repurchased a total of 2.0 million shares for a total of approximately $10.0 million in the open market under this stock repurchase plan.

10.	Actuate 401(k) Plan

The Company sponsors a salary deferral 401(k) plan for all of its eligible domestic employees. This plan allows employees to contribute up to 60% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. Beginning in fiscal year 2007, the Company started to match 50% of the employee’s first 3% contribution. The maximum match in any given plan year is the lower of 3% of the employees’ eligible compensation or the then current IRS compensation wage limit. In 2007 the IRS wage limit was $225,000 and the maximum match was $3,375 per employee. The Company’s contributions under the plan were charged to operations and totaled approximately $400,000 in fiscal 2007.

11.	Restructuring Charges

During fiscal year 2005 the Company restructured its international operations and accounted for the restructuring charges in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The amount of these costs recognized in fiscal year 2005 were approximately $665,000, and primarily consisted of charges related to employee matters, estimated settlement costs stemming from employee litigation and idle facilities. There were no significant restructuring charges incurred in fiscal year 2006.

During the first half of fiscal year 2007, the Company evaluated the consolidation of its facilities as a result of the performancesoft acquisition and determined that a $297,000 facility-related restructuring charge was required. This charge was directly related to the consolidation of the Company’s three offices located in the United Kingdom into one office and was accounted for in accordance with FAS 146.

During the second half of fiscal year 2007, the Company recorded a restructuring charge related to the relocation of its headquarters facility from South San Francisco to San Mateo, California and the closure of its service facility in Iselin, New Jersey. These charges were primarily comprised of rent and operating expenses through the end of the lease term for the fully vacated portion of the South San Francisco facility, disposal of fixed assets and leasehold improvements considered abandoned, and relocation costs to the new facility. The Company also recorded restructuring charges for rent and operating expenses for the Iselin, New Jersey facility. As a result of this relocation and the closure of its services facility, the Company recorded a total restructuring charge of approximately $1.4 million in the second half of fiscal year 2007 in accordance with FAS 146.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2005, 2006 and 2007 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2004	1,269	14,965	16,234
Restructuring charges	744	(79)	665
Cash payments	(1,106)	(4,062)	(5,168)
Changes in estimate	(442)	278	(164)
Rents collected on the sublease	—	1,266	1,266

Balance at December 31, 2005	465	12,368	12,833
Restructuring charges	45	(29)	16
Cash payments	(89)	(3,450)	(3,539)
Changes in estimate	29	1	30
Rents collected on the sublease	—	1,318	1,318

Balance at December 31, 2006	450	10,208	10,658
Restructuring charges	—	1,686	1,686
Cash payments	—	(4,967)	(4,967)
Loss on disposal of assets	—	(244)	(244)
Changes in estimate	14	(9)	5
Rents collected on the sublease	—	1,669	1,669

	464	8,343	8,807
Less: Current portion	(464)	(2,737)	(3,201)

Long-term balance at December 31, 2007	$—	$5,606	$5,606

12.	Income Taxes

The following table represents the profit (loss) before income taxes for domestic and foreign operations (in millions):

	Year ended December 31,
	2007	2006	2005
Domestic	$11.9	$8.3	$10.3
Foreign	7.4	4.5	3.6

Profit before income taxes	$19.3	$12.8	$13.9

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Federal:
Current	$4,720	$3,174	$1,855
Deferred	(5,728)	(3,556)	—

	(1,008)	(382)	1,855

State:
Current	698	1051	394
Deferred	(897)	(2,013)	—

	(199)	(962)	394

Foreign:
Current	219	402	239
Deferred	125	(32)	(129)

	344	370	110

Provision (benefit) for income taxes	$(863)	$(974)	$2,359

The tax benefits associated with exercises of stock options reduced taxes currently payable by $4.8 million, $2.3 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Such benefits were credited to additional paid-in capital. Tax expense or benefits associated with the increase or reduction of tax reserves increased taxes currently payable by approximately $164,000 in fiscal year 2007, $275,000 in 2006 and reduced taxes currently payable by $500,000 in fiscal year 2005. Tax expense associated with the utilization of acquired net operating loss carryforwards and the valuation allowance release increased taxes currently payable by approximately $70,000 in fiscal year 2007. For 2006 and 2005 the tax benefits associated with the utilization of acquired net operating loss carryforwards and the valuation allowance release reduced taxes currently payable by approximately $1.5 million and by approximately $193,000, respectively.

The following table represents the tax benefits associated with the utilization of acquired net operating loss carryforwards and the valuation allowance release (in thousands):

	Year ended December 31,
	2007	2006	2005
Purchased Technology	$139	$(149)	$(51)
Goodwill	(69)	(1,398)	(142)

Tax benefits from acquired NOL’s and valuation allowance release	$70	$(1,547)	$(193)

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory rate (35 percent) to income before taxes is explained below (in thousands):

	Year ended December 31,
	2007	2006	2005
Income taxes at federal statutory rate	$6,755	$4,488	$4,883
Permanent differences	(34)	942	(94)
Foreign tax rate differential	(1,871)	(1,097)	(941)
Valuation allowance release	(6,757)	(5,406)	(1,040)
State tax, net of federal benefit	1,260	695	172
Tax credits	(381)	(909)	(123)
Increase /(decrease) of tax reserves	164	275	(500)
Other	1	38	2

	$(863)	$(974)	$2,359

As of December 31, 2007, Actuate had federal net operating loss carryforwards of approximately $2.2 million. The federal net operating loss carryforwards will expire in 2023 if not utilized. As of December 31, 2007, Actuate had federal and state research tax credit carryforwards of approximately $3.3 million and $7.4 million, respectively. The federal research credits will expire at various dates beginning in the year 2018 through 2027, if not utilized. The state research credits will expire at various dates beginning in the year 2011 through 2022, if not utilized.

Utilization of the net operating losses and the research tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $9.6 million. Actuate intends to reinvest these earnings indefinitely in its operations outside the U.S.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of deferred tax assets and liabilities for federal and states are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets
Net operating loss carryforwards	$6,541	$5,712
Research credit carryforwards	6,636	7,857
performancesoft deferred tax assets	1,839	3,197
Depreciation and amortization	226	501
Accruals and allowances not currently tax deductible	6,344	6,762
Non-qualified stock options (SFAS 123R)	4,321	1,745

Total deferred tax assets	$25,907	$25,774

Valuation allowance	(10,667)	(17,246)

Net deferred tax assets	$15,240	$8,528

Deferred tax liabilities
Acquired intangible assets	$2,339	$1,950

Net deferred tax assets	$12,901	$6,578

SFAS No. 109, “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The net valuation allowance decreased by approximately $6.6 million and $15.3 million during the years ended December 31, 2007 and 2006, respectively. The $6.6 decrease in fiscal year 2007 resulted from the release of the valuation allowance of $6.6 million during the fourth quarter which mostly related to temporary differences, utilization of net operating losses and tax credits. The $15.3 million decrease in fiscal year 2006 results from utilization of deferred tax assets in 2006 of $3.1 million, release of the valuation allowance of $6.4 million during the fourth quarter, adjustments of $4.6 million to deferred tax balances including the write off of acquired net operating losses expected to expire and an increase of $1.3 million in gross deferred tax liabilities. As of December 31, 2007, approximately $4.1 million of the valuation allowance reflected above relates to the tax benefits of stock option deductions that will be credited to additional paid-in capital when realized, approximately $2.8 million of the valuation allowance reflected above relates to the tax attributes from acquisitions that will be credited to intangibles and goodwill, when realized and the remaining $3.8 million is related to foreign net operating losses which will be credited to tax expense when realized.

In connection with our acquisition of performancesoft, at the end of 2006 we had an income tax receivable of approximately $57,000, deferred tax assets of $3.3 million with a valuation allowance of $3.2 million and a deferred tax liability of $1.7 million. During 2007, the income tax receivable was reduced to zero, reflecting refunds received; the deferred tax assets decreased to $2.8 million along with the valuation allowance decreasing to $2.7 million reflecting the utilization of some of the deferred tax assets and additional research and development costs incurred; and the deferred tax liability was reduced to $1.2 million, reflecting book amortization taken. The reduction of the valuation allowance resulted in a corresponding decrease in the goodwill recorded as part of the acquisition. As this valuation allowance is reduced in the future, the goodwill balance will be reduced accordingly.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes.

On January 1, 2007, the Company adopted the provisions of FIN 48. The adoption and implementation of FIN 48 resulted in federal, state, and foreign unrecognized tax benefits of $2.2 million. Of that total, approximately $320,000 of the unrecognized tax benefits, if recognized would affect the effective tax rate. The $2.2 million of unrecognized tax benefits was accounted for as a reduction of $1.8 million to deferred tax assets and the corresponding valuation allowance, an increase in the long term liability of approximately $320,000 which includes a transfer of $275,000 from current tax liability to long term tax liability and approximately $45,000 to the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2007 are as follows (in thousands):

Balance at January 1, 2007	$2,168
Additions based on tax positions related to the current year	164

Balance at December 31, 2007	$2,332

As of December 31, 2007, the Company had total federal, state, and foreign unrecognized tax benefits of $2.3 million. Of that total, approximately $320,000 of the unrecognized tax benefits, if recognized would affect the effective tax rate.

Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. During its fiscal years for 2003 through 2007, the Company has not recognized any interest and penalties in its consolidated statement of income and consolidated statement of financial position. Furthermore, there were no accruals for the payment of interest and penalties at the end of 2007.

As of December 31, 2007, the Company does not expect any material changes to uncertain tax positions within the next twelve months.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Geographic Information

Actuate’s primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Japan. Actuate’s revenues by geographic area are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Revenues:
North America	$102,610	$96,955	$81,223
Europe	33,839	26,679	20,674
Asia Pacific and others	4,177	4,935	4,504

Total revenue	$140,626	$128,569	$106,401

14.	Contingencies

Actuate is engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, Actuate believes that the ultimate outcome of these actions will not have a material effect on its consolidated financial position and results of operations.

15.	Subsequent Events

As of December 31, 2007, the Company held approximately $14.6 million in auction rate-based investments. All of these investments are issued by municipal entities and have a credit rating of AAA by at least one of the three standard rating agencies. None of these investments are collateralized by mortgage backed securities. The Company had never experienced a failed auction with any of these investments as of December 31, 2007 and all of these securities on hand as of December 31, 2007 did have successful auctions in January 2008. These auction rate securities are classified as short-term investments in the accompanying consolidated balance sheets. During February of 2008 the public auction market experienced an unprecedented high incidence of failed auctions. Due to this turbulence in the market, the Company’s auction securities experienced failed auctions when they came up for reset in March. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities. We determined that no other-than-temporary impairment losses existed as of December 31, 2007 as all holdings had successful auctions in January of 2008 and the credit ratings were and continue to be strong for these securities. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition. As of March 14, 2008, the Company holds approximately $16.5 million in auction rate securities.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial data for the eight quarters ended December 31, 2007 (in thousands, except per share data).

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$31,975	$34,700	$34,739	$39,212
Income from operations	$1,580	$4,118	$3,820	$6,628
Net income	$1,396	$3,383	$4,607	$10,778
Net income per share:
Basic	$0.02	$0.06	$0.08	$0.18
Diluted	$0.02	$0.05	$0.07	$0.16

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$29,844	$31,672	$31,929	$35,124
Income (loss) from operations	$(356)	$2,353	$3,620	$4,989
Net income (loss)	$(470)	$1,587	$2,511	$10,169
Net income (loss) per share:
Basic	$(0.01)	$0.03	$0.04	$0.17
Diluted	$(0.01)	$0.02	$0.04	$0.15

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Acquired through acquisition	Additions (reductions) charged to costs and expenses	Additions charged to other accounts(1)	Deductions(2)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2007	$826	$—	$159	$472	$(316)	$1,141
Year ended December 31, 2006	1,318	405	(184)	(235)	(478)	826
Year ended December 31, 2005	1,489	—	109	80	(360)	1,318

(1)	Represents amounts charged to revenue and deferred revenue for sales returns and other revenue related items.
(2)	Deductions are primarily comprised of write-offs of receivable balances against the Allowance for Doubtful accounts.