Form 10-Q
period 2008-03-31
ACTUATE CORP
filed 2008-05-09
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-24607

Actuate Corporation

(Exact name of Registrant as specified in its charter)

Delaware	94-3193197
(State of incorporation)	(I.R.S. Employer Identification No.)

2207 Bridgepointe Parkway, Suite 500

San Mateo, California 94404

(650) 645-3000

(including area code, of Registrant’s principal executive offices)

Former name, former address and former fiscal year, if changed since last report: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of March 31, 2008
Common Stock, par value $.001 per share	60,487,341

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$34,889	$21,468
Short-term investments	22,116	46,947
Accounts receivable, net of allowance of $1,179 and $1,141 at March 31, 2008 and December 31, 2007, respectively	21,754	38,575
Other current assets	10,773	5,278

Total current assets	89,532	112,268
Property and equipment, net	5,411	5,269
Goodwill	36,397	35,594
Other purchased intangibles, net	2,690	3,648
Non-current deferred tax assets	12,163	11,996
Non-current investments	15,747	—
Other assets	1,157	1,133

	$163,097	$169,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,091	$2,667
Current portion of restructuring liabilities	3,055	3,201
Accrued compensation	3,920	6,326
Other accrued liabilities	4,353	5,677
Deferred revenue	40,270	40,352

Total current liabilities	52,689	58,223

Long-term liabilities:
Deferred rent	1,385	1,124
Long-term deferred revenue	3,267	3,499
Deferred tax liability	483	483
Restructuring liabilities, less current portion	5,028	5,606

Total long-term liabilities	10,163	10,712

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 74,060,371 and 72,991,110 shares, respectively; outstanding 60,487,341 and 61,428,115 shares, respectively	61	61
Additional paid-in capital	150,124	144,471
Treasury stock, at cost; 13,573,030 and 11,562,995 shares, respectively	(53,724)	(43,724)
Accumulated other comprehensive income	1,311	599
Retained earnings (Accumulated deficit)	2,473	(434)

Total stockholders’ equity	100,245	100,973

	$163,097	$169,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
License fees	$7,610	$11,990
Services	21,911	19,985

Total revenues	29,521	31,975

Costs and expenses:
Cost of license fees	326	460
Cost of services	6,275	6,290
Sales and marketing	13,138	13,106
Research and development	5,631	5,468
General and administrative	4,721	4,537
Amortization of other purchased intangibles	237	237
Restructuring charges	142	297

Total costs and expenses	30,470	30,395

Income (loss) from operations	(949)	1,580
Interest and other income (loss), net	(378)	752

Income (loss) before income taxes	(1,327)	2,332
Provision (benefit) for income taxes	(4,234)	936

Net income	$2,907	$1,396

Basic net income per share	$0.05	$0.02

Shares used in basic per share calculation	60,904	60,798

Diluted net income per share	$0.04	$0.02

Shares used in diluted per share calculation	67,277	68,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$2,907	$1,396
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase	2,552	1,897
Amortization of other purchased intangibles	382	489
Depreciation	559	550
Net operating loss utilizations related to prior acquisitions	(228)	7
Restructuring charges	142	297
Accretion of discount on short-term debt securities	45	(177)
Changes in operating assets and liabilities:
Accounts receivable, net	16,821	8,974
Other current assets	(4,665)	422
Accounts payable	(1,576)	(507)
Accrued compensation	(2,406)	(1,595)
Other accrued liabilities	(1,324)	(272)
Deferred tax assets	(48)	(1,570)
Deferred tax liabilities	—	1,565
Income taxes payable	—	26
Deferred rent liabilities	261	(23)
Restructuring liabilities	(866)	(824)
Deferred revenue	(314)	1,061

Net cash provided by operating activities	12,242	11,716

Investing activities
Purchases of property and equipment	(702)	(172)
Proceeds from maturity of investments	35,542	11,124
Purchases of investments	(27,157)	(15,930)
Change in non-current assets	—	(10)

Net cash provided by (used in) investing activities	7,683	(4,988)

Financing activities
Tax benefit from exercise of stock options	—	492
Proceeds from issuance of common stock	2,130	1,194
Stock repurchases	(10,000)	(4,552)

Net cash used in financing activities	(7,870)	(2,866)

Net increase in cash and cash equivalents	12,055	3,862
Effect of exchange rates on cash and cash equivalents	1,366	93
Cash and cash equivalents at the beginning of the period	21,468	31,113

Cash and cash equivalents at the end of the period	$34,889	$35,068

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

As of March 31, 2008, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. Accumulated losses applicable to the minority shareholders exceed their equity capital in Actuate Japan and as a result, there is no minority interest presented on the accompanying consolidated balance sheets. This excess loss applicable to the minority shareholders has been charged to Actuate, as the minority shareholders are not obligated to contribute their share of losses exceeding their equity capital.

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

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for additional information related to these share-based compensation plans.

Share-based compensation expense and the related income tax benefit recognized under Statement of Financial Accounting Standards, or SFAS No. 123R, “Share-Based Payment” in the Condensed Consolidated Statements of Income in connection with stock options and the Employee Stock Purchase Plan (“ESPP”) for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock Options	$2,345	$1,809
ESPP	207	88

Total share-based compensation	$2,552	$1,897

Income tax benefit	$825	$492

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the three months ended March 31, 2008 and 2007 are as follows:

	Options		ESPP
	Three Months Ended		Three Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Volatility	71.49%	80.41%	55.79%	38.66%
Expected term (years)	5.55	5.31	0.5	0.5
Risk free interest rate	2.50%	4.63%	2.05%	5.05%
Expected dividend yield	0%	0%	0%	0%

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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended March 31,
	2008	2007
Weighted-average common shares outstanding	60,904	60,798
Weighted-average dilutive stock options outstanding under the treasury stock method	6,373	7,591

Weighted-average common shares used in computing diluted net income per share	67,277	68,389

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 3,048,978 for the three months ended March 31, 2008. In the first quarter of fiscal year 2007, the Company excluded 2,423,523 stock options from its calculation of weighted-average common shares used in computing dilutive net income per share. Such stock options, had they been dilutive, would have been included in the computation of diluted net income per share.

The weighted average exercise price of excluded stock options was $7.34 and $6.85 for the quarters ended March 31, 2008 and 2007, respectively.

Comprehensive Income

Other comprehensive income includes currency translation adjustments and unrealized gains (losses) on investments that are not included in net income, but rather are recorded directly in stockholders’ equity. Comprehensive income during the first quarter of fiscal 2008 and 2007 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$2,907	$1,396
Foreign currency translation adjustment	1,366	93
Net unrealized gain (loss) on securities	(654)	29

Comprehensive income	$3,619	$1,518

The Company had a $728,000 unrealized loss on its Auction Rate Securities (“ARS”) as of March 31, 2008. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at March 31, 2008. See also Note 4 of Notes to Condensed Consolidated Financial Statements. The Company also had approximately $1.4 million in foreign currency translation gains related primarily to the translation and consolidation of its European operations. These gains were significantly higher during the first quarter of fiscal 2008 as compared to fiscal 2007 due to the strength of certain European currencies against the U.S. Dollar.

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company maintains its cash, cash equivalents and investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality of each such security. A portion of our investment portfolio is invested in AAA rated ARS. During the three months ended March 31, 2008, $16.5 million of the Company’s ARS failed to settle in auctions. While the Company currently earns a premium interest rate on these investments, the investments are not currently liquid. In the event the Company needs to access these funds, it will not be able to do so without a loss of principal, unless a future auction on these investments is successful. The Company has reduced the carrying value of these investments by $728,000 as of March 31, 2008 through a charge to other comprehensive income to reflect the temporary nature of the impairment of these investments. As of March 31, 2008, we believe that these investments are not other-than-temporarily impaired; however, the Company will evaluate these investments on a quarterly basis.

The Company’s customer base consists of international businesses, and the Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.

No customer accounted for more than 10% of total revenues for the three months ended March 31, 2008 and 2007. In addition, no customer accounted for more than 10% of net accounts receivable as of March 31, 2008 or 2007.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to us.

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of FAS 159 are effective for our fiscal year beginning January 1, 2008. However, the Company did not elect to apply the Fair Value Option to any of its financial instruments or other items upon adoption of SFAS No. 159 or during the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial position, result of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Actuate is currently evaluating the impact that the pending adoption of SFAS 141(R) will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, (“SFAS 157”) “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for periods beginning after November 15, 2007. The Company adopted this standard with respect to its financial assets effective January 1, 2008. In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Footnote 3 of the Notes to the Condensed Consolidated Financial Statements for further detail regarding the impact of our adoption of SFAS 157 for financial assets.

2. Investment in Actuate Japan

The minority shareholders of Actuate Japan have the non-expiring option to put their equity interest (“Minority Interest”) in Actuate Japan to the Company and the Company has the option to call the Minority Interest. The Minority Interest as of March 31, 2008 was approximately 12% of the total equity interest. If the Minority Interest Shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $532,000 to purchase these shares. The Company’s policy is to record a liability, if any, at the time that the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put and call option, the Company would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. The Company performs a periodic review of the value of the Minority Interest. This review may include assumptions regarding projected future cash flows and discount rates. Variances in these assumptions could have a significant impact on the Company’s conclusion as to whether it is necessary to record a liability. As of March 31, 2008, the Company concluded that it was not necessary to record a liability. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise its put option.

3. Financial Instruments and Fair Value

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has investments that are valued in accordance with the provisions under SFAS 157. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table represents information about the Company’s securities measured at fair value on a recurring basis (in thousands).

	Fair value as securities of March 31, 2008
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market	$6,382	$6,382	$—	$—
Commercial paper	17,669	—	17,669	—
Corporate bonds	8,686	—	8,686	—
Federal and municipal obligations	2,535	—	2,535	—
ARS	15,747	—	—	15,747

	$51,019	$6,382	$28,890	$15,747

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those securities, and we may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the securities.

As of March 31, 2008, the Company had approximately $16.5 million in ARS at par value. During the first quarter of fiscal 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction.

As of March 31, 2008, the Company reclassified its entire ARS investment balance from short-term investments to non-current investments on its condensed consolidated balance sheet because of the Company’s inability to determine when its investments in ARS would settle. Typically the fair value of ARS investments approximates par value due to frequent interest rate resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of March 31, 2008 the Company determined there was a decline in the fair value of its ARS investments of $728,000. We determined that 100% of this impairment was temporary.

The Company reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and the Securities And Exchange Commission (“SEC”) in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of any of its individual ARS at March 31, 2008, the Company considered such impairment to be temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Actuate to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of fiscal year 2008 (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at December 31, 2007	$14,550
Total unrealized gains (losses) included in other comprehensive income	(728)
Purchases, issuances, and settlements	1,925

Balance at March 31, 2008	$15,747

The Company’s cash, cash equivalents, short-term investments and long-term investments are as follows (in thousands):

	Cost	Net Unrealized losses	Estimated Fair Value
Balances at March 31, 2008
Classified as cash and cash equivalents:
Cash	$21,733	$—	$21,733
Commercial paper	6,779	(5)	6,774
Money market funds	6,382	—	6,382
		—

	34,894	(5)	34,889
Classified as short-term investments:
Commercial paper	10,887	8	10,895
Corporate bonds	8,630	56	8,686
Federal and municipal obligations	2,507	28	2,535

	22,024	92	22,116
Classified as non-current securities:
Auction Rate Securities (ARS)	16,475	(728)	15,747

Total	$73,393	$(641)	$72,752

Any individual security in the above tables with an unrealized loss has been in a continuous unrealized loss position for less than twelve months. At this time, the Company believes that, due to the nature of the Company’s investments, the financial condition of the issuer and the Company’s ability to hold these investments through these loss positions, factors would not indicate that these unrealized losses should be viewed as other-than-temporary.

As of March 31, 2008, the stated maturities of the Company’s cash equivalents and short-term investments are $13.2 million within 90 days and $22.0 million beyond 90 days. Short-term investments are generally classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At March 31, 2008, Actuate has classified all of its marketable securities (other than ARS) as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments are highly liquid and available for use in current operations.

All ARS are classified as long-term investments at March 31, 2008 regardless of the underlying interest rate reset date. The remaining underlying maturity on these securities ranges between 26 to 40 years. The ARS are investments with long-term contractual maturities. They are usually found in the form of municipal bonds backed by a pool of student loans which are substantially guaranteed by the Federal Government. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

4. Restructuring Charges

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

During the first quarter of fiscal year 2008, we incurred additional idle facility charges totaling $142,000. These charges primarily related to the restoration and return of our South San Francisco facility to the landlord and the consolidation of our Vienna, Virginia facilities into one location.

The following table summarizes the restructuring accrual activity during the three months ended March 31, 2008 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2007	$464	$8,343	$8,807
Restructuring charges	—	142	142
Cash payments	(33)	(1,206)	(1,239)
Rents collected on the sublease	—	375	375
Change in estimate	38	(40)	(2)

Balance at March 31, 2008	469	7,614	8,083
Less: current portion	(469)	(2,586)	(3,055)

Long-term balance at March 31, 2008	$—	$5,028	$5,028

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

On February 11, 2008 we merged one of our European subsidiaries into our U.S. holding company. This action resulted in a deemed liquidation for U.S. tax purposes which provided for a $3.7 million federal and state benefit from the tax deduction associated with the loans between the U.S. holding company and the European subsidiary.

6. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
North America	$19,563	$23,612
Europe	8,280	7,264
Asia Pacific and others	1,678	1,099

	$29,521	$31,975

As of March 31, 2008, we operated solely in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. There were no customers that accounted for more than 10% of total revenues in the three months ended March 31, 2008 or 2007.

7. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with SFAS 142, the Company performs its annual impairment test of goodwill on October 1 of each year. Following is a roll-forward of the activity that affected goodwill during the quarter, (in thousands):

Goodwill as of December 31, 2007	$35,594
Utilization of acquired tax benefits	803

Goodwill as of March 31, 2008	$36,397

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	March 31, 2008				December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Adjustment to Purchase Price Allocation	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$3,400	$(1,530)	$—	$1,870	$3,400	$(1,360)	$2,040
Purchased technologies	4,820	(3,624)	(576)	620	4,820	(3,479)	1,341
Trademark	800	(600)	—	200	800	(533)	267

	$9,020	$(5,754)	$(576)	$2,690	$9,020	$(5,372)	$3,648

During the first quarter of 2008, the Company made adjustments to goodwill and purchased technology relate to the tax benefits acquired from the performancesoft acquisition and the tax affected portion of the Net Operating Losses (“NOLs”) utilized with respect to the Nimble acquisition, respectively. These adjustments resulted in an increase of approximately $803,000 to the Company’s goodwill, and a decrease of approximately $576,000 to the Company’s purchased intangibles balance.

Amortization expense of purchased technology and other intangible assets was approximately $382,000 and $489,000 for the quarters ended March 31, 2008 and 2007, respectively. Of this total, approximately $146,000 and $252,000 was related to the amortization of purchased technology. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and intangibles
2008 (remainder of year)	$1,038
2009	826
2010	826

$2,690

8. Contingencies

General

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our consolidated financial position or results of operations.

Commitments & Contingencies

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. On June 1, 2007, the Company entered into a five year sublease agreement with Oracle Corporation for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature; commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provides for approximately six months of free rent (rent holiday) and approximately $600,000 in landlord incentives to be applied by Actuate towards construction of future improvements. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. The Company accounts for and recognizes the rent holidays in its operating lease on a straight-line basis over the lease term (including any rent holiday period) in accordance with paragraph 2 of FASB Technical Bulletin 85-3 (“FTB 85-3”), Accounting for Operating Leases with Scheduled Rent Increases. The Company accounts for the amortization of its leasehold improvements over the duration of the lease consistent with paragraph 5(f) of FASB Statement 13 (“SFAS 13”), Accounting for Leases, as amended. Leasehold improvements made by the Company that are funded by landlord incentives or allowances under an operating lease are recorded by the Company as leasehold improvement assets and amortized over the term of the lease consistent with the guidance in paragraph 5(f) of FASB SFAS 13. The incentives are recorded as deferred rent and amortized as reductions to lease expense over the lease term in accordance with paragraph 15 of SFAS 13.

As of March 31, 2008, Actuate pledged $395,000 of restricted cash, as collateral for a standby letter of credit that guarantees its contractual obligations relating to its sublease agreement for its new corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying Consolidated Balance Sheet.

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

As of March 31, 2008, 230,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

All directors are eligible to receive option awards under Actuate’s Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”). In January 2008, the Board of Directors resolved that starting with the grants awards to be made at the 2008 Annual Meeting all grants awards to the non-employee directors shall be made under the 1998 Plan rather than the Directors Plan. All other terms of the non-employee director program, including vesting schedules for the initial grant award and the automatic annual award remain unchanged.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 30,679,232 as of March 31, 2008.

The weighted average grant date fair value of options granted during the quarter ended March 31, 2008 was $3.79 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended March 31, 2008 was $2.1 million.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.78-$1.49	4,941,064	4.91 years	$1.49	4,941,064	$1.49
$1.56-$2.99	3,466,156	6.17 years	$2.63	2,991,093	$2.66
$3.00-$3.75	4,353,428	4.80 years	$3.61	3,573,851	$3.62
$3.77-$5.46	3,712,237	7.27 years	$4.83	1,878,729	$4.67
$5.47-$31.19	3,312,210	8.64 years	$7.32	531,611	$12.77

$0.78-$31.19	19,785,095	6.17 years	$3.76	13,916,348	$3.15

At March 31, 2008, options outstanding had an intrinsic value of $20 million.

	March 31, 2008	March 31, 2007
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	19,370,443	20,935,042
Aggregate intrinsic value (in thousands)	$20,122	$46,385
Weighted average exercise price per share	$3.73	$3.20
Weighted average remaining contractual term (in years)	6.12	6.37
Options Exercisable
Options currently exercisable	13,916,348	15,198,020
Aggregate intrinsic value of currently exercisable options (in thousands)	$18,959	$39,146
Weighted average exercise price per share	$3.15	$2.91
Weighted average remaining contractual term (in years)	5.03	5.44

As of March 31, 2008, the number of shares reserved for future grants under all option plans was 10,894,137. The number of shares available for future purchase under the Purchase Plan was 1,323,496.

9. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Maintenance and support	$37,365	$37,847
Other	6,172	6,004

	$43,537	$43,851
Less: Current portion	(40,270)	(40,352)

Long-term deferred revenue	$3,267	$3,499

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

11. Subsequent Events

Subsequent to March 31, 2008, through May 8, 2008, the Company has repurchased approximately 520,000 shares totaling $2.2 million in the open market under our Board approved stock repurchase program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 17, 2008.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate’s expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate’s current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part II, Item 1A–Risk Factors of this Form 10-Q, Part I, Item 1A–Risk Factors in our Annual Report for the year ended December 31, 2007 and in other filings made by the Company with the Securities and Exchange Commission.

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

Our total revenues for the first quarter of fiscal year 2008 were $29.5 million, an 8% decrease over the first quarter of fiscal year 2007. We believe this decrease was primarily due to unfavorable economic conditions in late fiscal 2007 that continue to adversely impact the financial services industry; a key component of Actuate’s customer portfolio. We believe as a result of this unfavorable economic environment, our license revenues decreased by approximately 37% over the same period last year. This decrease in license revenue was partially offset by a 10% increase in our services revenues, driven mainly by maintenance and support revenues. For the first quarter of fiscal year 2008, we reported a net income of $2.9 million or $0.04 per diluted share compared to a net income of $1.4 million or $0.02 per diluted share in the first quarter of fiscal year 2007. This increase in net income was primarily due to a $4.2 million tax benefit derived primarily from the liquidation of one of our European subsidiaries in the first quarter of fiscal year 2008.

Lower license revenues negatively impacted our operating margins by $2.6 million. Our operating margins decreased from $1.6 million or 5% of total revenues in the first quarter of fiscal 2007 to a negative $950,000 or (3)% of total revenues in the first quarter of fiscal 2008. Despite this sharp decrease, our net margin increased from $1.4 million or 4% of total revenues, in the first quarter of fiscal year 2007 to $2.9 million, or 10% of total revenues in the first quarter of fiscal year 2008. This increase in our net margins was primarily due to the tax benefit discussed above.

We currently anticipate that our total revenues in fiscal year 2008 will remain relatively consistent with those levels experienced in fiscal year 2007 while fiscal year 2008 license revenues may decrease by as much as 10% from fiscal year 2007 levels.

During fiscal year 2008, we expect three additional trends to have significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in the fiscal year 2008 particularly among Financial Services companies in the Untied States. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, RIA and Performance Management software purchases into fewer suppliers. Finally, we expect to experience vigorous competition in the RIA market. Several of our competitors have released products that are marketed to be directly competitive with our RIA offerings. The existence of these competitive products may require continued sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the RIA market will be vigorous in the near future.

For fiscal year 2008, we will continue to pursue the strategic initiatives to improve revenue growth that we began introducing in fiscal year 2004 as well as an initiative related to Performance Management, which we introduced in fiscal 2006. These initiatives are as follows:

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

•

Selling to Global 9000 Corporations in the Financial Services Sector—We are continuing to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We anticipate a negative impact to our operating results in fiscal 2008 as a consequence of the ongoing credit crunch on the Financial Services sector in 2008. However, we believe that once the short term issues in Financial Services are resolved, the industry will once again lead in the adoption of RIA both inside and outside the firewall.

•

Delivering a Highly Differentiated Performance Management Offering—We intend to combine Actuate Performancesoft Performance Management applications and Actuate’s RIA-ready information platform to provide capabilities for distributing accountability throughout the enterprise.

As of March 31, 2008, we had approximately $16.5 million in Auction Rate Securities “ARS” at par value. ARS are investments with contractual maturities of up to 40 years. Our ARS are in the form of municipal bonds, secured by a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS held by us are primarily backed by highly rated municipal issuers. During the first quarter of fiscal 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. We do not believe these failures are related to a credit issue, but rather are caused by a lack of liquidity. In the event we need to access the funds associated with failed auctions, such funds are not expected to be accessible until a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

As of March 31, 2008, we reclassified our entire ARS investment balance from short-term investments to non-current investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. Typically the fair value of ARS investments approximates par value due to frequent interest rate resets through the auction process. While we continue to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of March 31, 2008 we determined there was a decline in the fair value of its ARS investments of $728,000. We determined that 100% of this impairment was temporary and therefore the loss is reflected in the other comprehensive income (loss) section of stockholders’ equity. As of March 31, 2008, the fair value of our investments in ARS totaled $15.7 million. For further discussion on ARS investments please refer to note 3 of the Notes to Condensed Consolidated Financial Statements.

If the global credit and financial markets continue to deteriorate, our investment portfolio may be impacted and we could determine that additional investments are other-than-temporarily impaired. This could materially adversely impact our results of operations and financial condition.

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

Actuate was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate’s principal executive offices are located at 2207 Bridgepointe Parkway, San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains a Web site at www.actuate.com.

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

Our significant accounting policies are described under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2007, as filed with the SEC on Form 10-K on March 17, 2008.

In September 2006, the FASB issued SFAS No. 157, (“SFAS 157”) “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for periods beginning after November 15, 2007. The Company adopted this standard with respect to its financial assets effective January 1, 2008. In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Footnote 3 of the Notes to the Condensed Consolidated Financial Statements for further details regarding the impact of our adoption of SFAS 157 for financial assets. During the first quarter of fiscal 2008, we changed our Critical Accounting Policies as a result of the implementation of FAS 157.

For further information about our significant accounting policies, see the discussion under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2007, as filed with the SEC on Form 10-K on March 17, 2008.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2008	2007
Revenues:
License fees	26%	37%
Services	74	63

Total revenues	100	100

Costs and expenses:
Cost of license fees	1	1
Cost of services	21	20
Sales and marketing	44	41
Research and development	19	17
General and administrative	16	14
Amortization of other purchased intangibles	1	1
Restructuring charges	1	1

Total costs and expenses	103	95

Income (loss) from operations	(3)	5
Interest and other income (expense), net	(1)	2

Income (loss) before income taxes	(4)	7
Provision (benefit) for income taxes	(14)	3

Net income	10%	4%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, professional consulting and training. Our total revenues decreased 8% from $32.0 million for the quarter ended March 31, 2007 to $29.5 million for the quarter ended March 31, 2008. This decrease was primarily due to unfavorable economic conditions in late fiscal 2007 which have adversely impacted the financial services industry, a key component of Actuate’s customer portfolio. As a result of this slowdown, we have experienced a 37% decrease in our license revenues over the same period last year. We also generated a lower number of license deals in excess of $1.0 million as compared to the same period last year. Services revenues increased by approximately 10% from $20.0 million during the first quarter of fiscal 2007 to $21.9 million during the first quarter of fiscal year 2008. This increase was primarily attributable to normal growth in support for our installed base.

Sales outside of North America were $10.0 million or 34% of total revenues for the first quarter of fiscal year 2008, compared to $8.4 million, or 26% of total revenues for the first quarter of fiscal year 2007. Approximately $400,000 of the increase in international revenues was due to the favorable impact on revenue of exchange rate fluctuations on transactions denominated in foreign currencies.

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

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2008	2007
Revenues
License fees	$7,610	$11,990	$(4,380)	(37)%
Services	21,911	19,985	1,926	10%

Total revenues	$29,521	$31,975	$(2,454)	(8)%

% of revenue
License fees	26%	37%
Services	74%	63%

Total revenues	100%	100%

License fees. The decrease in license revenues for the first quarter of fiscal year 2008 compared to the same period last year was due to lower demand for our products as a result of a slowing macro economic environment, primarily within the financial services sector. We believe that the slowing demand for our products will continue throughout the first half of the current fiscal year with gradual improvements in the second half of fiscal 2008. We currently expect our license revenues to range between $48 million and $53 million for fiscal year 2008. The following table represents our license revenues by region (in thousands):

	Q1’ 2008	Q1’ 2007	$ Change	% Change
North America	$4,618	$8,728	$(4,110)	(47)%
Europe	1,958	2,788	(830)	(30)%
APAC	1,034	474	560	118%

Total license revenue	$7,610	$11,990	$(4,380)	(37)%

Percentage of total revenue:	26%	37%

Services. The increase in services revenues was primarily driven by the growth in our maintenance and support revenues, which was driven by a continued growth in our installed base of customers under maintenance plans. The increase in the installed base was evidenced by the fact that we were now supporting a large percentage of the $53.2 million in new licenses sold in fiscal year 2007, while our maintenance declination rate has remained consistent. The increase in professional consulting revenues was primarily attributed to an increase in revenue derived from third party consultants as well as an increased level of billable travel expenses from our professional services engagements. Professional services margins improved from 69% in the first quarter of fiscal year 2007, to 71% for the first quarter of fiscal year 2008. The following table represents a breakdown of our service revenues by type of revenue (in thousands):

	Q1’ 2008	Q1’ 2007	$ Change	% Change
Maintenance	$17,738	$16,158	$1,580	10%
Consulting and training	4,173	3,827	346	9%

Total services revenue	$21,911	$19,985	$1,926	10%

Percentage of total revenue:	74%	63%

By region, North America accounted for approximately 68% of the total services revenue in the first quarter of fiscal 2008 while the Europe and Asia Pacific regions accounted for 29% and 3% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 74% of the total services revenue while the Europe and Asia Pacific regions accounted for 23% and 3% of the total services revenues, respectively. We currently expect our maintenance and services revenues to range between $87 million and $92 million for fiscal year 2008.

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2008	2007
Cost of license fees	$326	$460	$(134)	(29)%
% of license revenue	4%	4%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in cost of license fees in absolute dollars for the first quarter of fiscal year 2008, compared to the corresponding period in the prior year, was due primarily to the full amortization of purchased technologies in the fourth quarter of fiscal 2007 from our acquisition of Nimble. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 3% and 6% of revenues from license fees for the remainder of fiscal year 2008.

Cost of services

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2008	2007
Cost of services	$6,275	$6,290	$(15)	—%
% of services revenue	29%	31%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The change in cost of services for the first quarter of fiscal year 2008, compared to the corresponding period in the prior year, was primarily due to a 10% decrease in headcount resulting in a decrease in employee compensation costs of approximately $300,000. These decreases were offset by an increase of approximately $300,000 in third party consulting fees as demand for Actuate’s professional services engagements exceeded the supply of its in-house consultants. In prior quarters, we had made a concerted effort to reduce the Company’s reliance on external contractors. However, in the first quarter of fiscal 2008 attrition in our full-time services staff resulted in low head count levels and as a result, we had to rely on the services of external consultants. We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 27% to 34% of total services revenues for the remainder of fiscal year 2008.

Sales and marketing

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2008	2007
Sales and marketing	$13,138	$13,106	$32	—%
% of revenue	44%	41%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. The marginal increase in sales and marketing expenses for the first quarter of fiscal year 2008 was primarily due to increased marketing and promotional expenses of approximately $190,000. These costs were offset by approximately $170,000 of employee compensation and related expenses which primarily consisted of lower sales commissions and bonuses due to a sharp decrease in our commissionable bookings during the first quarter of fiscal 2008. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 38% to 44% of total revenues for the remainder of fiscal year 2008.

Research and development

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2008	2007
Research and development	$5,631	$5,468	$163	3%
% of revenue	19%	17%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. The slight increase in research and development expenses in the first quarter of fiscal year 2008 was primarily attributed to employee compensation and related costs. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 19% of total revenues for the remainder of fiscal year 2008.

General and administrative

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2008	2007
General and administrative	$4,721	$4,537	$184	5%
% of revenue	16%	14%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the first quarter of fiscal year 2008 was primarily due to increased salaries and share-based compensation expenses which increased by approximately $400,000 due mainly to a 6% increase in general and administrative headcount over the first quarter of last year. These increases were offset by a decrease of approximately $260,000 in accounting and tax related charges due to lower compliance costs. We expect our general and administrative expenses to be in the range of 12% to 14% of total revenues for the remainder of fiscal year 2008.

Restructuring charges

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2008	2007
Restructuring	$142	$297	$(155)	(52)%
% of revenue	1%	1%

During the first quarter of fiscal year 2008, we incurred an additional idle facilities charge related to the restoration and return of our South San Francisco facility to the landlord at the termination of the lease in February 2008 and the consolidation of our Virginia facilities into one location. These idle facilities charges were accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

Interest and other income, net

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2008	2007
Interest and other income, net	$(378)	$752	$(1,130)	(150)%
% of revenue	(1)%	2%

Interest and other income, net, is comprised primarily of interest income earned by the Company on cash and short-term investments and currency exchange gains and losses. Interest income during the first quarter of fiscal 2008 remained consistent with the levels reported during the first quarter of fiscal 2007 at approximately $780,000. This income was more than offset by currency exchange losses of approximately $1.2 million reported in our Swiss operations. These exchange losses were the results of sharp devaluations of the British Pound, the Euro and the U.S. Dollar currencies held by our Swiss subsidiary against the Swiss Franc. The revaluation of local currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our EMEA operations.

Provision for income taxes

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2008	2007
Provision (benefit) for income taxes	$(4,234)	$936	$(5,170)	552%
% of Revenue	(14)%	3%

For the three months ended March 31, 2008, we recorded an income tax benefit of $4.2 million, as compared to an income tax provision of $936,000 for the same period of fiscal year 2007. The decrease in the income tax provision for the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007 is due to the write-off of loans which provided Federal and State benefits of $3.7 million in relation to the deemed liquidation for U.S. income tax purposes of one of our European subsidiaries and resultant lower U.S. income before tax.

Liquidity and Capital Resources

	As of March 31, 2008	As of March 31, 2007	Change $	Change %
Cash, cash equivalents and short-term investments	$57,005	$69,046	$(12,041)	(17)%
Working capital	$36,843	$37,595	$(752)	(2)%
Stockholders’ equity	$100,245	$78,314	$21,931	28%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commissions bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is discussed below.

Net cash provided by operating activities in the current quarter was $12.2 million, primarily comprised of net income, net of non-cash related expenses. The primary working capital source of cash was a decrease in accounts receivables due to improved collections. Days sales outstanding (“DSO”), calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, decreased by 24 days from 91 days at December 31, 2007 to 67 days at March 31, 2008. The primary working capital uses of cash were due to payments of tax liabilities, accrued fiscal 2007 commission and bonuses paid in the first quarter of fiscal 2008 and a reduction in accrued restructuring as a result of payments made during the first quarter of fiscal 2008.

Cash provided by investing activities was $7.7 million for the three months ended March 31, 2008 compared to $5.0 million used for the same period in fiscal 2007. The increase in cash provided from investing activities primarily relates to the timing of purchases and maturities of marketable securities and our capital expenditures to support our growth.

Cash used in financing activities was $7.9 million for the three months ended March 31, 2008 compared to $2.9 million used for the same period in fiscal year 2007. This increase in cash used was primarily the result of payments totaling $10.0 million to repurchase over 2.0 million shares of common stock in the open market offset by a higher amount of option exercises by employees as a result of an increase in the stock price during the quarter.

We believe that our current cash balances and cash generated from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may find it necessary to sell additional equity, use our existing credit facility or obtain additional credit facilities. The sale of additional equity could result in additional dilution to our current stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the acquisition of the minority interest in our 88% owned subsidiary in Japan, or complementary products or to obtain the right to use complementary technologies.

If we need to access the funds associated with ARS but are unable to do so, our operations and financial condition could be materially harmed.

Contractual Obligations and Commercial Commitments.

Our license agreements include indemnification for infringement of third party intellectual property rights and certain warranties. No amounts have been accrued relating to those indemnities and warranties.

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. In anticipation of this event, on June 1, 2007, the Company entered into a five year sublease agreement with Oracle Corporation for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature; commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provides for approximately six months of free rent (rent holiday) and approximately $600,000 in landlord incentives to be applied by Actuate towards construction of future improvements. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. The Company accounts for and recognizes the rent holidays in its operating lease on a straight-line basis over the lease term (including any rent holiday period) in accordance with paragraph 2 of FASB Technical Bulletin 85-3 (“FTB 85-3”), Accounting for Operating Leases with Scheduled Rent Increases. The Company accounts for the amortization of its leasehold improvements over the duration of the lease consistent with paragraph 5(f) of FASB Statement 13 (“SFAS 13”), Accounting for Leases, as amended. Leasehold improvements made by the Company that are funded by landlord incentives or allowances under an operating lease are recorded by the Company as leasehold improvement assets and amortized over the term of the lease consistent with the guidance in paragraph 5(f) of FASB SFAS 13. The incentives are recorded as deferred rent and amortized as reductions to lease expense over the lease term in accordance with paragraph 15 of SFAS 13.

As of March 31, 2008, Actuate pledged $395,000 of restricted cash, as collateral for a standby letter of credit that guarantees its contractual obligations relating to its sublease agreement for its new corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying Condensed Consolidated Balance Sheet.

The following table summarizes our contractual obligations as of March 31, 2008 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$17,023	$4,949	$8,415	$3,342	$317
Purchase obligations (2)	5,302	5,049	219	29	5
Obligations under FIN 48 (3)	484	—	484	—	—

Total	$22,809	$9,998	$9,118	$3,371	$322

(1)	Our future contractual obligations include minimum lease payments under operating leases at March 31, 2008, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $7.6 million is included in restructuring liabilities on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2008.

(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of March 31, 2008. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	The obligations under FIN 48 represent the tax liability associated with the calculation of uncertain tax positions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first three months of fiscal years 2008 and 2007 we derived 34% and 26%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized loss due to foreign exchange rate fluctuations was approximately $1.2 million for the first three months of fiscal 2008 compared to losses of approximately $44,000 during the same period last year. During the first quarter of fiscal 2008, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenue growth by approximately $400,000 when compared to the same period in the prior year.

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

We hold a variety of interest bearing auction rate securities, or ARS. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2034 to 2047. As of March 31, 2008, we reclassified our entire ARS balance from short-term investments to non-current assets on our Condensed Consolidated Balance Sheet because of our inability to determine when our investments in ARS would settle. During the first quarter of fiscal year 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $728,000, of which all were deemed to be temporary. All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control. Subject to these limitations, and based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls are not effective as to the material weakness discussed in our Form 10-K for the year ended December 31, 2007. However, the Company plans to remediate, by the end of fiscal 2008, the material weakness identified in fiscal year 2007 by ensuring a detailed review of the supporting tax schedules by someone other than the preparer.

Changes in Internal Controls

During the three months ended March 31, 2008, in response to the material weakness identified in Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008, we implemented the following control measure:

•	We engaged a third party tax service provider to assist with the preparation of the Company’s tax provision, which was reviewed by our Tax Director.

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

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Ability to effectively launch new or enhanced products, including the timely education of the Company’s sales, marketing and consulting personnel with respect to such new or enhanced products.;

•	Customers delaying purchasing decisions in anticipation of new products or product enhancements;

•	Budgeting cycles of its customers;

•	Failure to successfully manage its acquisitions;

•	Defects in its products and other product quality problems;

•	Failure to successfully meet hiring needs including for qualified professional services employees and unexpected personnel changes;

•	Changes in the market segments and types of customers at which it focuses its sales and marketing efforts;

•	Changes in perpetual licensing models to term- or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale; and

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis;

•	Potential impairment of ARS.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 34%, 26% and 23% for the first quarter of fiscal years 2008, 2007 and 2006, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to move from a focus on direct sales to a focus on indirect sales in certain of its international markets in 2008. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 35%, 32%, and 35% of total revenues from license fees for the first quarter of fiscal years 2008, 2007 and 2006, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

•	Competition from BIRT. The Company expects that BIRT, which is free, may in the short term cannibalize some smaller sales of its Business Intelligence and RIA products.

Most of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources than it does. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing Business Intelligence, Performance Management and RIA software products or significantly increase the functionality of their existing software products, either of which could result in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter the Business Intelligence, Performance Management and RIA software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm the Company’s business, operating results and financial condition.

Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of the Company’s customers. Also, the Company’s current or future channel partners may have established in the past, or may in the future, establish cooperative relationships with the Company’s current or potential competitors, thereby limiting the Company’s ability to sell its products through particular distribution channels. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could reduce the Company’s revenues from license fees and services from new or existing customers on terms favorable to us. If the Company is unable to compete successfully against current and future competitors, the Company’s business, operating results and financial condition would be materially harmed.

IF THE MARKET FOR RIA AND PERFORMANCE MANAGEMENT SOFTWARE DOES NOT GROW AS THE COMPANY EXPECTS, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The market for Business Intelligence and RIA and Performance Management software products is still emerging and the Company cannot be certain that such market will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for Business Intelligence and RIA and Performance Management software products fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its Business Intelligence and RIA and software and Performance Management related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about Business Intelligence and RIA and Performance Management software and its products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be materially harmed.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting are ongoing. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, and this assessment identified a material weakness in our internal control over financial reporting related to our income tax provision. Specifically, we did not maintain effective controls over the review of the income tax provision calculation by someone other than the preparer. The Company plans to remediate the aforementioned material weakness by ensuring a detailed review of the supporting tax schedules by someone other than the preparer. This material weakness is disclosed in Item 4 of this report. The Company cannot predict the outcome of its testing in future periods. If in future periods the Company concludes that its internal control over financial reporting is not effective, it may be required to change its internal control over financial reporting to remediate deficiencies, and investors may lose confidence in the reliability of its financial statements, causing the Company’s stock price to decline significantly.

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

As a result of the complexities inherent in Business Intelligence, RIA and Performance Management software, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company’s products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm the Company’s business, operating results and financial condition. If the Company fails to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, the Company’s business, operating results and financial condition would be harmed.

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

THE COMPANY’S COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of the Company’s common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in its operating results;

•	Changes in the economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products, including open source products, or new contracts announced by it or its competitors;

•	Developments with respect to copyrights or proprietary rights;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of Business Intelligence, RIA and Performance Management software;

•	Adoption of new accounting standards affecting the software industry; and

•	Changes in financial estimates by securities analysts.

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

CHANGES IN TAX RATES OR NEGATIVE TAX RULINGS COULD ADVERSELY IMPACT THE COMPANY’S FINANCIAL RESULTS.

The Company is taxable principally in the United States and certain jurisdictions in Europe and Asia/Pacific. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws, which could increase the Company’s future income tax provision. While the Company believes that all material income tax liabilities are reflected properly in its consolidated balance sheet, it has no assurance that it will prevail in all cases in the event the taxing authorities disagree with its interpretations of the tax law. Future levels of research and development spending, and employment of a required minimum of employees in Switzerland, will impact the Company’s entitlement to related tax credits, which generally lower its effective income tax rate. Future effective income tax rates could be adversely affected if earnings are lower than anticipated in jurisdictions where the Company has statutory tax rates lower than in the United States.

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

DEPENDENCE ON THE FINANCIAL SERVICES INDUSTRY

A significant portion of the Company's revenues are derived from customers in the financial services industry and the Company expects it will continue to derive a significant portion of its revenues from these customers for the foreseeable future. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company's business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, the Company’s products which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Our investment portfolio includes ARS which are investments with contractual maturities. They are usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS held by us are primarily backed by highly rated municipal issuers. As of March 31, 2008, we had $15.7 million invested in ARS.

All ARS are classified as long-term investments at March 31, 2008 regardless of the underlying reset date. The ARS are investments with long-term contractual maturities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

We determined that no other-than-temporary impairment losses existed as of March 31, 2008. However, if the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, we may be required to adjust the carrying value of the ARS and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.

If we need to access the funds associated with ARS but are unable to do so, our operations and financial condition could be materially harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended March 31, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
January 1, 2008 through January 31, 2008	—		—	—
Month #2
February 1, 2008 through February 29, 2008	$2,010,035	$4.98	$2,010,035	—
Month #3
March 1, 2008 through March 31, 2008	—		—	—

Total	$2,010,035	$4.98	$2,010,035	—

(1)	On October 24, 2007, our Board of Directors authorized an acceleration of our existing stock repurchase program. As of October 24, 2007, the Company is authorized to repurchase shares in an amount not to exceed $6.3 million per quarter, and the cumulative amount not to exceed $50.0 million over a two year period. On February 4, 2008, our Board of Directors authorized a further acceleration of our existing stock repurchase program which allowed for the repurchase of approximately $10.0 million of shares in the first quarter of fiscal year 2008. Subsequent to March 31, 2008, through May 8, 2008, the Company has repurchased 520,000 shares totaling $2.2 million in the open market under this stock repurchase plan.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation
(Registrant)

Dated: May 9, 2008	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Chief Financial Officer, Senior Vice President,
Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)