Form 10-Q
period 2008-06-30
ACTUATE CORP
filed 2008-08-08
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer “and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of June 30, 2008
Common Stock, par value $.001 per share	60,133,955

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$40,296	$21,468
Short-term investments	19,099	46,947
Accounts receivable, net of allowance of $890 and $1,141 at June 30, 2008 and December 31, 2007, respectively	23,974	38,575
Other current assets	7,717	5,278

Total current assets	91,086	112,268
Property and equipment, net	5,811	5,269
Goodwill	36,397	35,594
Other purchased intangibles, net	2,308	3,648
Non-current deferred tax assets	12,162	11,996
Non-current investments	15,546	—
Other assets	1,155	1,133

	$164,465	$169,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,615	$2,667
Current portion of restructuring liabilities	3,120	3,201
Accrued compensation	4,643	6,326
Other accrued liabilities	4,247	5,677
Deferred revenue	38,879	40,352

Total current liabilities	52,504	58,223

Long-term liabilities:
Deferred rent	1,071	1,124
Long-term deferred revenue	2,820	3,499
Deferred tax liabilities	483	483
Restructuring liabilities, less current portion	4,416	5,606

Total long-term liabilities	8,790	10,712

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 74,285,510 and 72,991,110 shares, respectively; outstanding 60,133,955 and 61,428,115 shares, respectively	60	61
Additional paid-in capital	153,089	144,471
Treasury stock, at cost; 14,151,555 and 11,562,995 shares, respectively	(56,176)	(43,724)
Accumulated other comprehensive income	830	599
Retained earnings (Accumulated deficit)	5,368	(434)

Total stockholders’ equity	103,171	100,973

	$164,465	$169,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
License fees	$12,289	$14,096	$19,899	$26,086
Services	22,311	20,604	44,222	40,589

Total revenues	34,600	34,700	64,121	66,675

Costs and expenses:
Cost of license fees	390	476	716	936
Cost of services	6,287	6,103	12,562	12,393
Sales and marketing	13,676	13,896	26,814	27,002
Research and development	5,770	5,605	11,401	11,073
General and administrative	4,683	4,265	9,404	8,802
Amortization of other purchased intangibles	237	237	474	474
Restructuring charges	261	—	403	297

Total costs and expenses	31,304	30,582	61,774	60,977

Income from operations	3,296	4,118	2,347	5,698
Interest and other income, net	456	793	78	1,545

Income before income taxes	3,752	4,911	2,425	7,243
Provision (benefit) for income taxes	857	1,528	(3,377)	2,464

Net income	$2,895	$3,383	$5,802	$4,779

Basic net income per share	$0.05	$0.06	$0.10	$0.08

Shares used in basic per share calculation	60,227	60,523	60,565	60,660

Diluted net income per share	$0.04	$0.05	$0.09	$0.07

Shares used in diluted per share calculation	65,485	68,480	66,370	68,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$5,802	$4,779
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase plan	5,011	4,250
Amortization of other purchased intangibles	764	977
Depreciation	1,128	1,148
Restructuring charges	379	297
Net operating loss utilizations (adjustments) related to prior acquisitions	(228)	30
Accretion of discount (amortization of premium) on short-term debt securities	205	(143)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	14,601	11,425
Other current assets	544	569
Accounts payable	(1,191)	35
Accrued compensation	(1,682)	(1,847)
Other accrued liabilities	(1,430)	(399)
Deferred tax assets	(48)	432
Deferred tax liability	—	(384)
Income taxes receivable/payable	(3,124)	(1,228)
Deferred rent liabilities	(53)	(23)
Restructuring liabilities	(1,651)	(1,341)
Deferred revenue	(2,152)	(2,209)

Net cash provided by operating activities	16,875	16,368

Investing activities
Purchases of property and equipment	(1,530)	(830)
Increase in restricted cash	—	(395)
Proceeds from sale and maturity of short-term investments	46,297	47,857
Purchases of short-term investments	(35,137)	(58,600)
Change in other current and non-current assets	—	(33)

Net cash provided by (used in) investing activities	9,630	(12,001)

Financing activities
Tax benefit from exercise of stock options	—	1,454
Proceeds from issuance of common stock	3,606	3,276
Stock repurchases	(12,452)	(9,547)

Net cash used in financing activities	(8,846)	(4,817)

Net increase (decrease) in cash and cash equivalents	17,659	(450)
Effect of exchange rates on cash and cash equivalents	1,169	79
Cash and cash equivalents at the beginning of the period	21,468	31,113

Cash and cash equivalents at the end of the period	$40,296	$30,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Actuate Corporation and its wholly-owned and majority-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in Switzerland, the United Kingdom, Germany, Singapore, Japan, China and Australia. All intercompany balances and transactions have been eliminated.

As of June 30, 2008, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. Accumulated losses applicable to the minority shareholders exceed their equity capital in Actuate Japan and as a result, there is no minority interest presented on the accompanying consolidated balance sheets. This excess loss applicable to the minority shareholders has been charged to Actuate, as the minority shareholders are not obligated to contribute their share of losses exceeding their equity capital.

Revenue Recognition

Actuate generates revenues from sales of software licenses and related services. The Company receives software license revenues from licensing its products directly to end-users and indirectly through resellers, system integrators and original equipment manufacturers (OEMs). The Company receives service revenues from maintenance contracts, consulting services and training that Actuate performs for customers.

Actuate recognizes revenues in accordance with AICPA Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For sales to end-user customers, Actuate recognizes license revenues when a license agreement has been signed by both parties or a definitive agreement has been received from the customer, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence of sales to end users is based on the price charged when an element is sold separately. Actuate has not established vendor-specific objective evidence of fair value for its licenses. Therefore, the Company recognizes revenues from arrangements with multiple elements involving software licenses under the residual method. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

Actuate enters into reseller and distributor arrangements that typically give such distributors and resellers the right to distribute its products to end-users headquartered in specified territories. Actuate recognizes license revenues from arrangements with U.S. resellers and distributors when there is persuasive evidence of an arrangement with the reseller or distributor, the product has been shipped, the fees are fixed or determinable, and collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement . Actuate recognizes license revenues from arrangements with international resellers and distributors upon receipt of evidence of sell-through and when all other revenue recognition criteria have been met. If it is not practical to obtain evidence of sell-through, the Company defers revenues until the end-user has been identified and cash has been received. In some instances there is a timing difference between when a reseller completes its sale to the end-user and the period in which Actuate receives the documentation required for revenue recognition. Because Actuate delays revenue recognition until the reporting period in which the required documentation is obtained, it may recognize revenue in a period subsequent to the period in which the reseller completes the sale to its end-user.

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

Share-based compensation expense and the related income tax benefit recognized under Statement of Financial Accounting Standards, or SFAS No. 123R, “Share-Based Payment” in the Condensed Consolidated Statements of Income in connection with stock options and the Employee Stock Purchase Plan (“ESPP”) for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Stock Options	$2,141	$2,266	$4,486	$4,075
ESPP	318	87	525	175

Total stock-based compensation	$2,459	$2,353	$5,011	$4,250

Income tax benefit	$—	$962	$—	$1,454

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimate the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also look at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimate the volatility of our common stock by using historical volatility over the calculated expected term. We base the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The assumptions we use to estimate the fair value of stock options granted and stock purchase rights granted under our ESPP program for the six months ended June 30, 2008 and 2007 are as follows:

	Options		ESPP
	Six Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Volatility	62.29 – 71.49%	79.09 - 80.41%	55.79%	38.66%
Expected term (years)	5.55 - 5.63	5.31 - 5.41	0.5	0.5
Risk free interest rate	2.50 – 3.50%	4.63 - 4.75%	2.05%	5.05%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	3%	4%	N/A	N/A

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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average common shares outstanding	60,227	60,523	60,565	60,660
Weighted-average dilutive stock options outstanding under the treasury stock method	5,258	7,957	5,805	7,800

Weighted-average common shares used in computing diluted net income per share	65,485	68,480	66,370	68,460

We generated net income for the three and six month periods ended June 30, 2008. Under the treasury stock method, stock options with exercise prices exceeding the weighted average share price of our Company’s common stock during the applicable periods are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted earnings per share was 6,591,182 and 5,667,751 in the three and six months ended June 30, 2008, respectively. We also generated net income for the three and six month periods ended June 30, 2007. The weighted-average number of shares excluded from the calculation of diluted earnings per share was 2,974,686 and 2,710,815 in the three and six months ended June 30, 2007, respectively. These anti-dilutive options could be dilutive in future periods.

The weighted average exercise price of excluded stock options was $6.12 and $6.32 for the three and six months ended June 30, 2008, respectively. The weighted average exercise price of excluded stock options was $6.53 and $6.68 for the three and six months ended June 30, 2007, respectively.

Comprehensive Income

Other comprehensive income includes currency translation adjustments and unrealized gains and losses on short-term investments that are not included in net income, but rather are recorded directly in stockholders’ equity. The following table represents changes in the components of accumulated other comprehensive income for the three and six months ended June 30, 2008 and 2007, respectively, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$2,895	$3,383	$5,802	$4,779
Foreign currency translation gain (loss), net of tax	(138)	(10)	819	55
Unrealized loss on investments, net of tax	(199)	(28)	(657)	(8)

Total comprehensive income	$2,558	$3,345	$5,964	$4,826

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company maintains its cash, cash equivalents and investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality associated with such investments. A portion of our investment portfolio is invested in AAA rated Auction Rate Securities (ARS). During the six months ended June 30, 2008, $16.5 million of the Company’s ARS failed to settle in auctions and are therefore not currently liquid. In the event the Company needs to access these funds, it will not be able to do so without a loss of principal, unless a future auction on these investments is successful. The Company has reduced the carrying value of these investments by $929,000 as of June 30, 2008 through a charge to other comprehensive income to reflect the temporary nature of the impairment of these investments. As of June 30, 2008, we believe that these investments are not other-than-temporarily impaired; however, the Company will evaluate these investments on a quarterly basis.

The Company’s customer base consists of international businesses, and the Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.

One customer accounted for more than 10% of total revenues for both the three months ended June 30, 2008 and the three months ended June 30, 2007. No customer accounted for more than 10% of total revenues for the six months ended June 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to us.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the disclosure impact, if any, that SFAS 161 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. However, the Company did not elect to apply the fair value option to any of its financial instruments or other items upon adoption of SFAS 159 during the three and six months ended June 30, 2008. Therefore, the adoption of SFAS 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Actuate will apply the provisions of SFAS141(R) to business combinations completed after the date SFAF141(R) becomes effective.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for periods beginning after November 15, 2007. The Company adopted this standard with respect to its financial assets effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2 – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Footnote 3 of the Notes to the Condensed Consolidated Financial Statements for further detail regarding the impact of our adoption of SFAS 157 for financial assets.

2. Investment in Actuate Japan

The minority shareholders of Actuate Japan have the non-expiring option to put their equity interest (“Minority Interest”) in Actuate Japan to the Company and the Company has the option to call the Minority Interest. The Minority Interest as of June 30, 2008 was approximately 12% of the total equity interest. If the Minority Interest Shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $497,000 to purchase these shares. The Company will record a liability, if any, at the time that the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put and call option, the

Company would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. The Company performs a periodic review of the value of the Minority Interest. This review may include assumptions regarding projected future cash flows and discount rates. Variances in these assumptions could have a significant impact on the Company’s conclusion as to whether it is necessary to record a liability. As of June 30, 2008, the Company concluded that it was not necessary to record a liability. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise its put option.

3. Financial Instruments and Fair Value

The Company adopted the provisions of SFAS 157 effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has investments that are valued in accordance with the provisions under SFAS 157. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table represents information about the Company’s securities measured at fair value on a recurring basis (in thousands).

	Fair value of securities as of June 30, 2008
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market	$7,187	$7,187	$—	$—
Commercial paper	13,304	—	13,304	—
Corporate bonds	5,593	—	5,593	—
Federal and municipal obligations	8,529	—	8,529	—
ARS	15,546	—	—	15,546

	$50,159	$7,187	$27,426	$15,546

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific securities, and we may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the securities.

As of June 30, 2008, the Company had approximately $16.5 million in ARS at par value. During the first half of fiscal 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction.

As of June 30, 2008, the Company has reclassified its entire ARS investment balance from short-term investments to non-current investments on its condensed consolidated balance sheet because of the Company’s inability to determine when its investments in ARS will settle. Typically the fair value of ARS investments approximates par value due to frequent interest rate resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of June 30, 2008 the Company determined there was a decline in the fair value of its ARS investments of $929,000. The Company considered the guidance contained in SEC Staff Accounting Bulletin No. 59, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (SAB 59), and determined that 100% of this impairment was temporary. This determination was based on several factors, including the following: 1) these ARS are almost entirely backed by the Federal Government, 2) the underlying securities continue to be highly rated, 3) market developments seem to suggest that liquidity may improve in the future for these securities either through restructuring or other means, and 4) the Company does not require immediate access to the funds and has the ability to hold these securities until liquidity is re-established.

The Company reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and the Securities And Exchange Commission (“SEC”) in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of income and reduces net income for the applicable accounting period. In evaluating the impairment of any of its individual ARS at June 30, 2008, the Company considered such impairment to be temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Actuate to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of fiscal year 2008 (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at December 31, 2007	$14,550
Total unrealized losses included in other comprehensive income	(929)
Purchases	1,925

Balance at June 30, 2008	$15,546

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Net Unrealized gains (losses)	Estimated Fair Value
Balances at June 30, 2008
Classified as cash and cash equivalents:
Cash	$24,782	$—	$24,782
Commercial paper	8,331	(4)	8,327
Money market funds	7,187	—	7,187

	40,300	(4)	40,296
Classified as short-term investments:
Commercial paper	4,978	(1)	4,977
Corporate bonds	5,600	(7)	5,593
Federal and municipal obligations	8,514	15	8,529

	19,092	7	19,099
Classified as non-current investments:
Auction Rate Securities (ARS)	16,475	(929)	15,546

Total	$75,867	$(926)	$74,941

Any individual security in the above tables with an unrealized loss has been in a continuous unrealized loss position for less than twelve months. At this time, the Company believes that, due to the nature of the Company’s investments, the financial condition of the issuer and the Company’s ability to hold these investments through these loss positions, such factors would not indicate that these unrealized losses should be viewed as other-than-temporary.

As of June 30, 2008, the stated maturities of the Company’s cash equivalents and short-term investments are $15.5 million within 90 days and $19.1 million beyond 90 days. Short-term investments are generally classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At June 30, 2008, Actuate has classified all of its marketable securities (other than ARS) as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments are highly liquid and available for use in current operations.

All ARS are classified as non-current investments at June 30, 2008 regardless of the underlying interest rate reset date. The ARS are investments with long-term contractual maturities. The remaining underlying maturity on these securities ranges between 26 to 40 years. They are in the form of municipal bonds backed by a pool of student loans which are substantially guaranteed by the Federal Government. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

4. Restructuring Charges

During the first half of fiscal year 2007, we evaluated the consolidation of our facilities as a result of the performancesoft acquisition and determined that a $297,000 facility-related restructuring charge was required. This charge was directly related to the consolidation of our three offices located in the United Kingdom into one office and was accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

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

During the first half of fiscal year 2008, we incurred additional facility related restructuring charges totaling $271,000. These charges primarily related to lease exit costs associated with our South San Francisco facility; the closure of one of the two floors in our Toronto, Canada facility and the consolidation of our Vienna, Virginia facilities into one location. We also incurred approximately $132,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries.

The following table summarizes the restructuring accrual activity during the six months ended June 30, 2008 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2007	$464	$8,343	$8,807
Restructuring charges	132	271	403
Cash payments, net of rents collected on sublease for Q1	(33)	(831)	(864)
Cash payments, net of rents collected on sublease for Q2	(35)	(775)	(810)
Change in estimate	40	(40)	—

	568	6,968	7,536
Less: current portion	(568)	(2,552)	(3,120)

Long-term balance at June 30, 2008	$—	$4,416	$4,416

5. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its quarterly operating income. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

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

Significant judgment is required in applying the principles of FIN 48 and Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). The calculation of our provision for income taxes involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be predicted with certainty. In addition, we cannot be certain that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to income in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods.

6. Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
North America	$25,082	$26,451	$44,645	$50,063
Europe	8,705	7,471	16,985	14,734
Asia Pacific and others	813	778	2,491	1,878

	$34,600	$34,700	$64,121	$66,675

As of June 30, 2008, we operated solely in one reportable segment, which is the development, marketing and support of our Enterprise Reporting Application software. There was one customer that accounted for more than 10% of total revenues in both the three months ended June 30, 2008 and 2007. There was no single customer that accounted for more than 10% of total revenues in the six months ended June 30, 2008 or for the six months ended June 30, 2007. A significant portion of the Company’s revenues have historically been derived from customers in the financial services industry.

7. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company performs its annual impairment test of goodwill on October 1 of each year. Following is a roll-forward of the activity that affected goodwill during the first six months of fiscal 2008 (in thousands):

Goodwill as of December 31, 2007	$35,594
Utilization of acquired tax benefits	803

Goodwill as of June 30, 2008	$36,397

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	June 30, 2008				December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Adjustment to Purchase Price Allocation	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$3,400	$(1,700)	$—	$1,700	$3,400	$(1,360)	$2,040
Purchased technologies	4,820	(3,770)	(576)	474	4,820	(3,479)	1,341
Trademark	800	(666)	—	134	800	(533)	267

	$9,020	$(6,136)	$(576)	$2,308	$9,020	$(5,372)	$3,648

During the first half of 2008, the Company recorded an immaterial correction from the prior fiscal year which resulted in adjustments to goodwill and purchased technology related to the tax benefits acquired from the performancesoft acquisition and the tax affected portion of the Net Operating Losses (“NOLs”) utilized with respect to the Nimble acquisition, respectively. These adjustments resulted in an increase of approximately $803,000 to the Company’s goodwill, and a decrease of approximately $576,000 to the Company’s purchased intangibles balance. There was an insignificant impact on the Statement of Income as a result of this correction.

Amortization expense of purchased intangible assets was approximately $382,000 and $488,000 for the three months ended June 30, 2008 and 2007, respectively. Of this total, approximately $145,000 and $252,000 was related to the amortization of purchased technologies. Amortization expense of purchased intangible assets was approximately $764,000 and $977,000 for the six months ended June 30, 2008 and 2007, respectively. Of this total, approximately $291,000 and $495,000 was related to the amortization of purchased technologies. Amortization of purchased technologies is included in cost of license fees in the accompanying condensed consolidated statements of income. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and intangibles
2008 (remainder of year)	$656
2009	826
2010	826

$2,308

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

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. In anticipation of this event, on June 1, 2007, the Company entered into a five year sublease agreement with Oracle Corporation for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature; commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately six months of free rent (rent holiday) and approximately $600,000 in landlord incentives to be applied by Actuate towards construction of improvements. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. The Company accounts for and recognizes the rent holidays in its operating lease on a straight-line basis over the lease term (including any rent holiday period) in accordance with paragraph 2 of FASB Technical Bulletin 85-3 (“FTB 85-3”), Accounting for Operating Leases with Scheduled Rent Increases. The Company accounts for the amortization of its leasehold improvements over the duration of the lease consistent with paragraph 5(f) of FASB Statement 13 (“SFAS 13”), Accounting for Leases, as amended. Leasehold improvements made by the Company that are funded by landlord incentives or allowances under an operating lease are recorded by the Company as leasehold improvement assets and amortized over the term of the lease consistent with the guidance in paragraph 5(f) of SFAS 13. The incentives are recorded as deferred rent and amortized as reductions to lease expense over the lease term in accordance with paragraph 15 of SFAS 13.

As of June 30, 2008, Actuate pledged $395,000 of restricted cash, as collateral for a standby letter of credit that guarantees its contractual obligations relating to its sublease agreement for its new corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying condensed consolidated balance sheet.

Stock Option Plans

In March 2007, the Board of Directors amended the automatic stock option grant program for non-employee directors under the 1998 Non-Employee Directors Option Plan (the “Directors Plan”) to change the number of shares covered by the initial and annual awards to non-employee directors, beginning with the grants to be made at the 2007 Annual Meeting. The amendment reduced the number of option shares which will automatically be granted to each individual who first joins the Board as a non-employee director from 80,000 to 40,000 option shares and increased the number of option shares which will be automatically granted to each continuing non-employee director at each annual stockholders’ meeting from 10,000 option shares to 25,000 option shares. All other terms of the program, including vesting schedules for the initial grant and the annual grant, remain unchanged.

As of June 30, 2008, 230,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

All directors are eligible to receive option awards under Actuate’s Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”). In January 2008, the Board of Directors resolved that starting with the grant awards to be made at the 2008 Annual Meeting, all grant awards to the non-employee directors shall be made under the 1998 Plan rather than the Directors Plan. All other terms of the non-employee director program, including vesting schedules for the initial grant award and the automatic annual award remain unchanged.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 33,254,093 as of June 30, 2008.

The weighted average grant date fair value of options granted during the quarter ended June 30, 2008 was $2.59 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended June 30, 2008 was approximately $499,000.

The following table summarizes information about stock options outstanding as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.78-$1.49	4,849,793	4.67 years	$1.49	4,849,793	$1.49
$1.56-$2.99	3,371,768	5.97 years	$2.63	3,054,068	$2.66
$3.00-$3.75	4,283,586	4.56 years	$3.61	3,631,388	$3.62
$3.77-$5.42	3,746,271	7.25 years	$4.80	1,965,998	$4.70
$5.43-$31.19	3,306,847	8.42 years	$7.30	663,720	$11.44

$0.78-$31.19	19,558,265	6.00 years	$3.77	14,164,967	$3.20

At June 30, 2008, options outstanding had an intrinsic value of $17 million.

	June 30, 2008	June 30, 2007
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	19,318,988	20,376,797
Aggregate intrinsic value (in thousands)	$17,330	$75,097
Weighted average exercise price per share	$3.75	$3.27
Weighted average remaining contractual term (in years)	5.96	6.27
Options Exercisable
Options currently exercisable	14,164,967	15,034,015
Aggregate intrinsic value of currently exercisable options (in thousands)	$16,616	$61,065
Weighted average exercise price per share	$3.20	$2.95
Weighted average remaining contractual term (in years)	4.93	5.39

As of June 30, 2008, the number of shares reserved for future grants under all option plans was 13,695,828. The number of shares available for future purchase under the Purchase Plan was 1,923,496.

9. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Maintenance and support	$36,554	$37,847
Other	5,145	6,004

	$41,699	$43,851
Less: Current portion	(38,879)	(40,352)

Long-term deferred revenue	$2,820	$3,499

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

Other deferred revenue consisted of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria of SOP 97-2 and are, therefore, deferred until all revenue recognition criteria have been met.

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

Overview

Actuate Corporation (“We”, “Actuate” or the “Company”) was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate provides software and services to develop and deploy Rich Internet Applications (“RIA”) that deliver rich interactive content that improve customer loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens with information that they can easily access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Our goal is to ensure that all users can use decision-making information in their day-to-day activities, opening up completely new avenues for improving corporate performance. Actuate’s principal executive offices are located at 2207 Bridgepointe Parkway, San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains a Web site at www.actuate.com. The information posted on the Web site is not incorporated into this Annual Report.

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

Our total revenues for the second quarter of fiscal year 2008 were $34.6 million, almost unchanged from levels reported in the second quarter of fiscal year 2007. Our license revenues decreased by approximately 13% or $1.8 million, primarily due to unfavorable economic conditions in late fiscal 2007 that continue to adversely impact the financial services industry; a key component of Actuate’s customer portfolio. This decrease in license revenue was equally offset by an 8% increase in our services revenues, driven mainly by maintenance and support revenues which continues to grow as our installed base increases. For the second quarter of fiscal year 2008, we reported net income of $2.9 million or $0.04 per diluted share compared to a net income of $3.4 million or $0.05 per diluted share in the second quarter of fiscal year 2007. This marginal decrease in net income was driven primarily by a 20% decrease in income from operations led by slowing North America sales revenues and was partially offset by a lower provision for income taxes due to a decrease in income before taxes over the same period last year. Our total headcount at the end of the second quarter of fiscal year 2008 was 577 compared to 597 employees at the end of second quarter of last year.

We currently anticipate that our total revenues in fiscal year 2008 will remain relatively consistent with those levels experienced in fiscal year 2007 while fiscal year 2008 license revenues may decrease by as much as 10% from fiscal year 2007 levels.

During fiscal year 2008, we expect three additional trends to have significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in the fiscal year 2008 particularly among financial services companies in the United States. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, RIA and Performance Management software purchases into fewer suppliers. Finally, we expect to experience vigorous competition in the RIA market. Several of our competitors have released products that are marketed to be directly competitive with our RIA offerings. The existence of these competitive products may require continued sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the RIA market will be vigorous in the near future.

For fiscal year 2008, we will continue to pursue the following strategic initiatives:

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

As of June 30, 2008, we invested approximately $16.5 million in Auction Rate Securities “ARS” at par value. ARS are investments with contractual maturities of up to 40 years. Our ARS are in the form of municipal bonds, secured by a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS held by us are primarily backed by highly rated municipal issuers. During the first half of fiscal 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. We do not believe these failures are related to a credit issue, but rather are caused by a lack of liquidity. In the event we need to access the funds associated with failed auctions, such funds are not expected to be accessible until a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

At June 30, 2008, our entire ARS investment balance is classified as non-current investments in our condensed consolidated balance sheet because of our inability to determine when our investments in ARS will settle. Typically the fair value of ARS investments approximates par value due to frequent interest rate resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of June 30, 2008 we determined there was a decline in the fair value of our ARS investments of $929,000. We determined that 100% of this impairment was temporary and therefore the loss is reflected in the other comprehensive income section of stockholders’ equity. As of June 30, 2008, the fair value of our investments in ARS totaled $15.5 million. For further discussion on ARS investments please refer to note 3 of the Notes to Condensed Consolidated Financial Statements.

If the global credit and financial markets continue to deteriorate, our investment portfolio may be impacted and we could record further impairment in the fair value of our ARS investments, or determine that additional investments are other-than-temporarily impaired. This could materially adversely impact our results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurement”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for periods beginning after November 15, 2007. The Company adopted this standard with respect to its financial assets effective January 1, 2008. In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Footnote 3 of the Notes to the Condensed Consolidated Financial Statements for further details regarding the impact of our adoption of SFAS 157 for financial assets. During the first half of fiscal 2008, we changed our Critical Accounting Policies as a result of the implementation of SFAS 157.

For further information about our significant accounting policies, see the discussion under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2007, as filed with the SEC on Form 10-K on March 17, 2008.

Results of Operations

The following table sets forth certain consolidated statement of income data as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
License fees	36%	41%	31%	39%
Services	64	59	69	61

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	1	1	1	1
Cost of services	18	18	19	19
Sales and marketing	39	40	41	40
Research and development	17	16	18	17
General and administrative	13	12	15	13
Amortization of other purchased intangibles	1	1	1	1
Restructuring charges	1	—	1	—

Total costs and expenses	90	88	96	91

Income from operations	10	12	4	9
Interest and other income, net	1	2	—	2

Income before income taxes	11	14	4	11
Provision (benefit) for income taxes	3	4	(5)	4

Net income	8%	10%	9%	7%

Revenues

Our revenues are derived from software license fees and services, which include software maintenance and support, consulting and training. Total revenues of $34.6 million for the quarter ended June 30, 2008 remained relatively unchanged from the corresponding quarter in the prior year. Our license revenues decreased by approximately 13% or $1.8 million primarily due to unfavorable economic conditions in late fiscal 2007 that continue to adversely impact the financial services industry; a key component of Actuate’s customer portfolio. This decrease in license revenue was equally offset by an 8% increase in our services revenues, driven mainly by maintenance and support revenues. This increase was primarily attributable to normal growth in support from our installed base.

Sales outside of North America increased by 15% from $8.2 million in the second quarter of fiscal year 2007 to approximately $9.5 million in the second quarter of fiscal year 2008. These international revenues represented 27% of our total revenues versus 24% in the same period last year. Approximately $450,000 of the increase in total revenues was due to the favorable impact of exchange rate fluctuations, primarily on Euro-based and British Pound-based transactions.

For the first half of fiscal year 2008, total revenues were $64.1 million, a 4% or approximately $2.5 million decrease over the same period last year. This decrease was primarily due to slowing license revenue growth in North America caused by weak macro economic conditions. This decrease in license revenues was partially offset by a 9% or $3.6 million increase in services revenues. This increase was primarily attributable to normal growth in support for our installed base. Total revenues derived from international regions totaled $19.5 million in the first half of fiscal year 2008 compared to approximately $16.6 million in the first half of fiscal year 2007. For the first six months of fiscal year 2008, we derived 30% of our total revenues from sales outside of North America versus 25% in the same period last year. During the first half of fiscal 2008, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenue growth by approximately $830,000 when compared to the same period in the prior year.

During the first half of fiscal 2007, we booked an out of period adjustment related to deferred revenue that should have been recognized in the third quarter of fiscal 2006. As a result of this out of period adjustment, total revenues for the first six months of fiscal 2007 were positively impacted by approximately $250,000 while net income was increased by approximately $147,000. This out of period adjustment had no impact to our basic and diluted per share results for the first six months of 2007.

We currently anticipate that our total revenues in fiscal year 2008 will remain relatively consistent with those levels experienced in fiscal year 2007 while fiscal year 2008 license revenues may decrease by as much as 10% to 15% from fiscal year 2007 levels.

There was one customer that accounted for more than of 10% of our total revenues for both quarters ended June 30, 2008 and June 30, 2007.

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2008	2007	Variance $’s	Variance %	2008	2007	Variance $’s	Variance %
Revenues
License fees	$12,289	$14,096	$(1,807)	(13)%	$19,899	$26,086	$(6,187)	(24)%
Services	22,311	20,604	1,707	8%	44,222	40,589	3,633	9%

Total Revenues	$34,600	$34,700	$(100)	—%	$64,121	$66,675	$(2,554)	(4)%

% of Revenue
License fees	36%	41%			31%	39%
Services	64%	59%			69%	61%

Total Revenues	100%	100%			100%	100%

License fees. The 13% decrease in license revenues for the second quarter of fiscal year 2008 over the same period in the prior year was primarily due to weak macro economic conditions in late fiscal 2007 that continue to adversely impact the financial services industry; a key component of Actuate’s customer portfolio. We experienced most of this weakness in North America where software sales declined by 18% or approximately $2.0 million during the second quarter of 2008 when compared to the second quarter of fiscal 2007. Despite this weakness in North America, we managed to close over 70 transactions in excess of $100,000 and one transaction in excess of $1.0 million during the second quarter of fiscal 2008. One of these transactions accounted for over 10% of our total reported software sales for the second quarter of 2008. This compared to three sales transactions individually greater than $1.0 million in the same period last year. The number of orders greater than $1.0 million has historically ranged from none to three per quarter. We do not expect to rely on any one customer for our future business.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2008	2007	Variance $’s	Variance %	2008	2007	Variance $’s	Variance %
License fees
North America	$8,915	$10,890	$(1,975)	(18)%	$13,534	$19,619	$(6,085)	(31)%
Europe	3,267	3,072	195	6%	5,224	5,860	(636)	(11)%
APAC	107	134	(27)	(20)%	1,141	607	534	88%

Total License	$12,289	$14,096	$(1,807)	(13)%	$19,899	$26,086	$(6,187)	(24)%

% of total revenue	36%	41%			31%	39%

For the second quarter of fiscal 2008, Europe was the only region that reported an increase in quarterly license revenues over the second quarter of fiscal 2007. Of this increase, approximately $450,000 was attributed to foreign exchange gains. By region, North America accounted for approximately 73% of the total license revenue while Europe and Asia Pacific regions combined accounted for 27% of the total license revenues for the second quarter of fiscal 2008. For the same period last year, North America accounted for approximately 77% of the total license revenue while the Europe and Asia Pacific regions combined accounted for 23% of the total license revenues.

The 24% decrease in license revenues for the six months ended June 30, 2008 was primarily attributed to weak macro economic conditions in North America. As a result, our license sales were adversely impacted by 31% or approximately $6.1 million over the same period last year.

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2008	2007	Variance $’s	Variance %	2008	2007	Variance $’s	Variance %
Services Revenues
Professional services	$3,663	$3,870	$(207)	(5)%	$7,837	$7,697	$140	2%
Maintenance and support	18,648	16,734	1,914	11%	36,385	32,892	3,493	11%

Total Services	$22,311	$20,604	$1,707	8%	$44,222	$40,589	$3,633	9%

% of Services Revenue
Professional services	16%	19%			18%	19%
Maintenance and support	84%	81%			82%	81%

Total Services	100%	100%			100%	100%

Services. The 8% increase in services revenues was driven by the growth in our maintenance and support revenues, which continued to increase in the second quarter of fiscal year 2008. The primary contributor was continued growth in our installed base of customers under maintenance plans. This increase was offset by a 5%, or an approximately $200,000 decrease in our professional services and training revenues. The decrease in professional services revenues was primarily the result of the increase in the adoption of BIRT-based projects by our customers which do not result in professional service revenues to the same extent as the Company’s traditional designer products. As a result, we experienced a 9% decrease in our services headcount in the second quarter of fiscal 2008 versus the same period last year. The success of the Company’s BIRT initiative therefore results in a downward trend in the Company’s revenue from professional services, as seen during the second quarter of this year.

The continued growth in services revenues for the six months ended June 30, 2008 was primarily attributed to the increase in our maintenance and support revenues driven by a continued growth in our installed base of customers under maintenance plans. We also experienced a modest increase in our professional services revenues in the first six months of fiscal 2008 as compared to the corresponding period in the prior year. Our revenue growth from professional services has slowed and has generally decreased over time as our customers have increased the adoption of BIRT-based projects which consequently has resulted in lowered demand for our professional services.

By region, Europe accounted for the highest increase in services revenues for the three and six months ended June 30, 2008. These increases were due primarily to the growth in our installed base of customers under maintenance plans in that region. During the three and six months of fiscal 2008, exchange rate fluctuations on foreign revenue transactions positively impacted our services revenue growth by approximately $190,000 and $490,000, respectively when compared to the same period in the prior year.

The following table represents our services revenues by region (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2008	2007	Variance $’s	Variance %	2008	2007	Variance $’s	Variance %
Services Revenues
North America	$16,167	$15,561	$606	4%	$31,111	$30,444	$667	2%
Europe	5,438	4,399	1,039	24%	11,761	8,874	2,887	33%
APAC	706	644	62	10%	1,350	1,271	79	6%

Total Services	$22,311	$20,604	$1,707	8%	$44,222	$40,589	$3,633	9%

% of total revenue	64%	59%			69%	61%

Operating Expenses

Cost of license fees

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2008	2007	Variance $’s	Variance %	2008	2007	Variance $’s	Variance %
Cost of license fees	$390	$476	$(86)	(18)%	$716	$936	$(220)	(23)%
% of license revenue	3%	3%			4%	4%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technologies. The decreases in cost of license fees in absolute dollars for the second quarter and the first six months of fiscal year 2008, compared to the corresponding periods in the prior year, was due to full amortization of purchased technologies in the first half of fiscal 2008 relating to our acquisition of Nimble Technologies in fiscal 2003. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 2% and 4% of revenues from license fees for the remainder of fiscal year 2008.

Cost of services

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2008	2007	Variance $’s	Variance %	2008	2007	Variance $’s	Variance %
Cost of services	$6,287	$6,103	$184	3%	$12,562	$12,393	$169	1%
% of services revenue	28%	30%			28%	31%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The increase in cost of services for the second quarter and the first half of fiscal year 2008, compared to the corresponding period in the prior year, was primarily due to an increase in third party consulting fees as demand for Actuate’s professional services engagements exceeded the supply of its in-house consultants. These increases were offset by employee compensation costs due to a 9% decrease in headcount. In prior quarters, we had made a concerted effort to reduce the Company’s reliance on external contractors. However, in the first half of fiscal 2008 attrition in our full-time services staff resulted in low head count levels and as a result, we had to rely on the services of external consultants. We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 27% to 34% of total services revenues for the remainder of fiscal year 2008.

Sales and marketing

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2008	2007	Variance $’s	Variance %	2008	2007	Variance $’s	Variance %
Sales and marketing	$13,676	$13,896	$(220)	(2)%	$26,814	$27,002	$(188)	(1)%
% of total revenue	39%	40%			41%	40%

Sales and marketing expenses consist primarily of salaries, commissions, stock-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses were lower in the second quarter of fiscal 2008 due to an approximate $530,000 decrease in employee sales commissions, salaries, related compensation and employee travel expenses. These decreases were mainly due to a 12% headcount reduction over the same period last year. These reductions in headcount were primarily concentrated in North America and were mainly driven by an 18% reduction in software sales. These decreases were partially offset by an increase of approximately $370,000 in marketing costs during the second quarter of fiscal 2008.

For the six months ended June 30, 2008, the decrease in sales and marketing expenses was primarily due to decreases in salaries, sales commissions and employee travel of approximately $940,000 due to reductions in headcount driven primarily by a 31% decrease in North American sales. These decreases were partially offset by an increase of approximately $550,000 in marketing and $180,000 in sales consulting and related costs during the first six months of fiscal 2008.

We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 38% to 42% of total revenues for the remainder of fiscal year 2008.

Research and development

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2008	2007	Variance $’s	Variance %	2008	2007	Variance $’s	Variance %
Research and development	$5,770	$5,605	$165	3%	$11,401	$11,073	$328	3%
% of total revenue	17%	16%			18%	17%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, stock-based compensation costs, enhancement of existing products, quality assurance and testing. The increase in research and development expenses in the second quarter and for the first six months of fiscal year 2008, compared to the corresponding periods in the prior year, was attributed to employee compensation related costs due to a 3% increase in our product development headcount, mainly in our Shanghai R&D facility. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 19% of total revenues for the remainder of fiscal year 2008.

General and administrative

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2008	2007	Variance $’s	Variance %	2008	2007	Variance $’s	Variance %
General and administrative	$4,683	$4,265	$418	10%	$9,404	$8,802	$602	7%
% of total revenue	13%	12%			15%	13%

General and administrative expenses consist primarily of personnel costs, stock-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses in absolute dollars for the second quarter of fiscal year 2008, compared to the corresponding period in the prior year, was primarily due to increased salaries and stock-based compensation expense of approximately $390,000. These increases mainly resulted from annual merit adjustments and a 4% increase in headcount over the same period last year.

For the six months ended June 30, 2008 the increase in general and administrative expenses was primarily due to increased salaries and stock-based compensation expense of approximately $550,000 due primarily to the reasons mentioned above. We also experienced an increase in our bad debt expense of approximately $200,000 as additional reserves were required on portions of our accounts receivable balances. These increases were equally offset by an approximate $200,000 decrease in accounting and tax related charges due to lower compliance costs. We expect our general and administrative expenses to be in the range of 12% to 14% of total revenues for the remainder of fiscal year 2008.

Amortization of other purchased intangibles

For the three and six months ended June 30, 2008, we recorded a charge of $237,000 and $474,000 for the amortization of other purchased intangibles. These costs represent the amortization of the intangibles associated with the acquisition of performancesoft on a straight-line basis. These amortization amounts are consistent with those recorded during the same periods in the prior year.

Restructuring charges

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2008	2007	Variance $’s	Variance %	2008	2007	Variance $’s	Variance %
Restructuring charges	$261	$—	$261	N/A	$403	$297	$106	36%
% of total revenue	1%	—%			1%	—%

During the second quarter of fiscal year 2008, we incurred $261,000 of restructuring charges. These charges primarily related to legal fees of approximately $132,000 related to a prior restructuring which involved the termination of former employees in one of our European subsidiaries. In addition to these charges, we incurred approximately $90,000 in lease termination fees associated with the closure of one of the two floors in our Toronto, Canada facility, and the consolidation of our Vienna, Virginia facilities into one location.

During the first half of fiscal year 2008, we incurred facility related restructuring charges totaling $271,000. These charges primarily related to lease exit costs associated with our South San Francisco facility, lease exit costs associated with the closure of one of the two floors in our Toronto, Canada facility and the consolidation of our Vienna, Virginia facilities into one location. We also incurred approximately $132,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries.

The restructuring charges for the second quarter and the first six months of fiscal 2008 were accounted for in accordance with SFAS 146 which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

During the first half of fiscal year 2007, we evaluated the consolidation of our facilities as a result of the performancesoft acquisition and determined that a $297,000 facility-related restructuring charge was required. This charge was directly related to the consolidation of our three offices located in the United Kingdom into one office and was accounted for in accordance with SFAS 146.

Interest and other income, net

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2008	2007	Variance $’s	Variance %	2008	2007	Variance $’s	Variance %
Interest and other income, net	$456	$793	$(337)	(42)%	$78	$1,545	$(1,467)	(95)%
% of total revenue	1%	2%			—%	2%

Interest and other income, net, is comprised primarily of interest income earned by the Company on cash and short-term investments and currency exchange gains and losses. Interest income during the second quarter of fiscal 2008 decreased sharply due to lower weighted average returns on our investments. The average return on our investments during the second quarter of fiscal 2008 was approximately 2.9% compared with approximately 5.2% for the same period last year. We also experienced currency exchange losses of approximately $57,000 compared with losses totaling $16,000 in the second quarter of fiscal 2007. These exchange losses were the result of continued devaluations of the British Pound, the Euro and the U.S. Dollar currencies held by our Swiss subsidiary against the Swiss Franc. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our EMEA operations.

For the six months ended June 30, 2008, the decrease was due primarily to a lower weighted average interest rate on our investments resulting in a decrease in interest income of approximately $300,000. We also experienced currency exchange losses of approximately $1.3 million compared with losses totaling $60,000 in the first half of fiscal 2007. These exchange losses were the results of sharp devaluations of the British Pound, the Euro and the U.S. Dollar currencies held by our Swiss subsidiary against the Swiss Franc. The revaluation of currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our EMEA operations.

Provision (benefits) for income taxes

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2008	2007	Variance $’s	Variance %	2008	2007	Variance $’s	Variance %
Provision (benefit) for income taxes	$857	$1,528	$(671)	(44)%	$(3,377)	$2,464	$(5,841)	(237)%
% of total revenue	3%	4%			(5)%	4%

For the three months ended June 30, 2008, we recorded an income tax provision of approximately $857,000 as compared to an income tax provision of $1.5 million for the three months ended June 30, 2007. The decrease in the income tax provision for the second quarter of fiscal year 2008 as compared to the second quarter of fiscal year 2007 is primarily due to lower domestic net income.

For the six months ended June 30, 2008, we recorded an income tax benefit of $3.4 million, as compared to an income tax provision of $2.5 million for the same period of fiscal year 2007. The decrease in the income tax provision for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is primarily due to a discrete item booked in the first quarter of fiscal year 2008 related to the benefit derived from the deductions associated with the merger of a European subsidiary into our U.S. holding company on February 11, 2008. This action resulted in a deemed liquidation for U.S. tax purposes which provided for a $3.7 million federal and state benefit from the tax deduction associated with the write off of equity and debt between the U.S. holding company and the European subsidiary.

Liquidity and Capital Resources

	As of June 30, 2008	As of June 30, 2007	Change $	Change %
Cash, cash equivalents and short-term investments	$59,395	$70,584	$(11,189)	(16)%
Working capital	$38,582	$41,169	$(2,587)	(6)%
Stockholders’ equity	$103,171	$82,045	$21,126	26%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commissions, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program.

Net cash provided by operating activities in the first half of fiscal 2008 was $16.9 million primarily comprised of net income, net of non-cash related expenses. The working capital sources of cash in the first half of fiscal 2008 were a decrease in accounts receivables due to improved collections. Days sales outstanding (“DSO”), calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, decreased by 28 days from 91 days at December 31, 2007 to 63 days at June 30, 2008. The primary working capital uses of cash were due to payments of accrued commissions, bonuses, income taxes and a reduction in accrued restructuring as a result of payments made during the first half of fiscal 2008.

Cash provided by investing activities was $9.6 million for the six months ended June 30, 2008 compared to $12.0 million used for the same period in fiscal 2007. The increase in the cash provided by investing activities primarily relates to the timing of purchases and maturities of marketable securities and our capital expenditures to support our growth.

Cash used in financing activities was $8.8 million for the six months ended June 30, 2008 compared to $4.8 used in the same period in fiscal year 2007. This increase in cash used was primarily the result of payments totaling $12.4 million in the first six months of fiscal 2008 to repurchase approximately 2.6 million shares of common stock in the open market compared with payments totaling $9.5 million to repurchase approximately 1.6 million shares of common stock during the same period last year. This increase was offset by proceeds from the exercise of stock option by our employees during the first six months of both years.

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

If we need to access the funds associated with the ARS but are unable to do so, our operations and financial position could be materially harmed.

Contractual Obligations and Commercial Commitments.

Our license agreements include indemnification for infringement of third party intellectual property rights and certain warranties. Historically, we have not experienced significant claims under these contractual rights. Therefore, no amounts have been accrued relating to those indemnities and warranties.

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. In anticipation of this event, on June 1, 2007, the Company entered into a five year sublease agreement with Oracle Corporation for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature; commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provides for approximately six months of free rent (rent holiday) and approximately $600,000 in landlord incentives to be applied by Actuate towards construction of future improvements. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. The Company accounts for and recognizes the rent holidays in its operating lease on a straight-line basis over the lease term (including any rent holiday period) in accordance with paragraph 2 of FASB Technical Bulletin 85-3 (“FTB 85-3”), Accounting for Operating Leases with Scheduled Rent Increases. The Company accounts for the amortization of its leasehold improvements over the duration of the lease consistent with paragraph 5(f) of FASB Statement 13 (“SFAS 13”), Accounting for Leases, as amended. Leasehold improvements made by the Company that are funded by landlord incentives or allowances under an operating lease are recorded by the Company as leasehold improvement assets and amortized over the term of the lease consistent with the guidance in paragraph 5(f) of SFAS 13. The incentives are recorded as deferred rent and amortized as reductions to lease expense over the lease term in accordance with paragraph 15 of SFAS 13.

As of June 30, 2008, Actuate pledged $395,000 of restricted cash as collateral for a standby letter of credit that guarantees its contractual obligations relating to its sublease agreement for its new corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying Condensed Consolidated Balance Sheet.

The following table summarizes our contractual obligations as of June 30, 2008 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$18,147	$4,984	$8,658	$3,567	$938
Purchase obligations (2)	3,729	3,545	158	21	5
FIN 48 (3)	484	—	484	—	—

Total	$22,360	$8,529	$9,300	$3,588	$943

(1)	Our future contractual obligations include minimum lease payments under operating leases at June 30, 2008, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $7.0 million is included in restructuring liabilities in the Company’s consolidated balance sheet as of June 30, 2008.

(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of June 30, 2008. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	The obligations under FIN 48 represent the tax liability associated with the calculation of uncertain tax positions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first six months of fiscal years 2008 and 2007 we derived 30% and 25%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on the related receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized loss due to foreign exchange rate fluctuations was approximately $1.3 million for the first six months of fiscal 2008 compared to losses of approximately $60,000 during the same period last year. During the first half of fiscal 2008, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenue growth by approximately $830,000 when compared to the same period in the prior year.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we typically invest in high quality debt securities. Due to the nature of our investments, we believe that there is no material risk exposure.

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

We hold a variety of interest bearing auction rate securities, or ARS. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2034 to 2047. As of June 30, 2008, all ARS investments are classified as non-current assets on our condensed consolidated balance sheet because of our inability to determine when these investments will settle. During the first half of fiscal year 2008, we determined that there were declines in the fair value of our ARS investments of approximately $929,000, of which all were deemed to be temporary. All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

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

Changes in Internal Controls

During the three months ended June 30, 2008, in response to the material weakness identified in Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008, we implemented the following control measure:

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 30%, 25% and 23% for the first six months of fiscal years 2008, 2007 and 2006, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to move from a focus on direct sales to a focus on indirect sales in certain of its international markets in 2008. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 33%, 25%, and 26% of total revenues from license fees for the first six months of fiscal years 2008, 2007 and 2006, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

CHANGES IN, OR INTERPRETATIONS OF, ACCOUNTING RULES AND REGULATIONS COULD RESULT IN UNFAVORABLE ACCOUNTING CHARGES.

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on the Company’s reported results and may even retroactively affect previously reported transactions. The Company’s accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	Software revenue recognition;

•	Accounting for income taxes;

•	Accounting for business combinations and related goodwill;

•	Accounting for stock issued to employees; and

•	Assessing fair value of financial and non-financial assets.

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

DEPENDENCE ON THE FINANCIAL SERVICES INDUSTRY.

A significant portion of the Company’s revenues are derived from customers in the financial services industry and the Company expects it will continue to derive a significant portion of its revenues from these customers for the foreseeable future. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, the Company’s products which would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Our investment portfolio includes ARS which are investments with contractual maturities. They are usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS held by us are primarily backed by highly rated municipal issuers. As of June 30, 2008, we had $16.5 million invested in ARS.

All ARS are classified as long-term investments at June 30, 2008 regardless of the underlying reset date. The ARS are investments with long-term contractual maturities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

We determined that no other-than-temporary impairment losses existed as of June 30, 2008. However, if the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, we may be required to adjust the carrying value of the ARS and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.

If we need to access the funds associated with ARS but are unable to do so, our operations and financial position could be materially harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended June 30, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
April 1, 2008 through April 30, 2008	—		—	—
Month #2
May 1, 2008 through May 31, 2008	578,525	$4.24	578,525	—
Month #3
June 1, 2008 through June 30, 2008	—		—	—

Total	578,525	$4.24	578,525	—

(1)	On October 24, 2007, our Board of Directors authorized an acceleration of our existing stock repurchase program. As of October 24, 2007, the Company is authorized to repurchase shares in an amount not to exceed $6.3 million per quarter, and the cumulative amount not to exceed $50.0 million over a two year period. On February 4, 2008, our Board of Directors authorized a further acceleration of our existing stock repurchase program which allowed for the repurchase of approximately $12.4 million of shares in the first six months of fiscal year 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 21, 2008, our stockholders approved the following items:

1.	The election of the following individuals as Directors of the Company.

	For	Authority Withheld
Nicolas C. Nierenberg	51,617,786	1,932,001
Peter I. Cittadini	51,655,476	1,894,311
George B. Beitzel	47,325,365	6,224,422
Kenneth E. Marshall	47,334,346	6,215,441
Arthur C. Patterson	51,665,961	1,883,826
Steven D. Whiteman	47,321,740	6,228,047

2.	The ratification of the appointment of KPMG, LLP, Registered Independent Public Accountants, as the Company’s auditors for the fiscal year ending December 31, 2008.

For	53,211,123
Against	231,774
Abstain	106,890

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation (Registrant)

Dated: August 8, 2008	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau Chief Financial Officer, Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)