Form 10-Q
period 2008-09-30
ACTUATE CORP
filed 2008-11-07
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of September 30, 2008
Common Stock, par value $.001 per share	60,540,237

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$46,034	$21,468
Short-term investments	20,106	46,947
Accounts receivable, net of allowance of $854 and $1,141 at September 30, 2008 and December 31, 2007, respectively	22,182	38,575
Other current assets	6,522	5,278

Total current assets	94,844	112,268
Property and equipment, net	5,201	5,269
Goodwill	36,313	35,594
Other purchased intangibles, net	1,925	3,648
Non-current deferred tax assets	12,089	11,996
Non-current investments	15,165	—
Other assets	1,112	1,133

	$166,649	$169,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,500	$2,667
Current portion of restructuring liabilities	3,281	3,201
Accrued compensation	4,157	6,326
Other accrued liabilities	4,023	5,677
Deferred revenue	38,001	40,352

Total current liabilities	50,962	58,223

Long-term liabilities:
Deferred rent	1,000	1,124
Long-term deferred revenue	3,201	3,499
Deferred tax liabilities	472	483
Restructuring liabilities, less current portion	3,711	5,606

Total long-term liabilities	8,384	10,712

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 74,741,792 and 72,991,110 shares, respectively; outstanding 60,540,237 and 61,428,115 shares, respectively	61	61
Additional paid-in capital	156,494	144,471
Treasury stock, at cost; 14,201,555 and 11,562,995 shares, respectively	(56,399)	(43,724)
Accumulated other comprehensive income (loss)	(1,326)	599
Retained earnings (accumulated deficit)	8,473	(434)

Total stockholders’ equity	107,303	100,973

	$166,649	$169,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Revenues:
License fees	$10,021	$13,438	$29,920	$39,524
Maintenance	20,406	17,214	56,791	50,107
Professional services and training	3,254	4,087	11,091	11,783

Total revenues	33,681	34,739	97,802	101,414

Costs and expenses:
Cost of license fees	350	423	1,066	1,359
Cost of services	5,299	6,080	17,861	18,473
Sales and marketing	13,168	13,587	39,982	40,589
Research and development	5,459	5,351	16,860	16,424
General and administrative	5,053	4,315	14,457	13,117
Amortization of other purchased intangibles	237	237	711	711
Restructuring charges	672	926	1,075	1,223

Total costs and expenses	30,238	30,919	92,012	91,896

Income from operations	3,443	3,820	5,790	9,518
Interest and other income, net	683	761	761	2,306

Income before income taxes	4,126	4,581	6,551	11,824
Provision (benefit) for income taxes	1,021	(26)	(2,356)	2,438

Net income	$3,105	$4,607	$8,907	$9,386

Basic net income per share	$0.05	$0.08	$0.15	$0.15

Shares used in basic per share calculation	60,387	60,767	60,505	60,696

Diluted net income per share	$0.05	$0.07	$0.13	$0.14

Shares used in diluted per share calculation	65,397	68,710	66,075	68,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months Ended September 30,
	2008	2007
Operating activities
Net income	$8,907	$9,386
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase plan	7,091	6,769
Amortization of other purchased intangibles	1,146	1,463
Depreciation and amortization of property and equipment	1,740	1,703
Restructuring charges	1,075	1,223
Net operating loss utilizations (adjustments) related to prior acquisitions	(228)	42
Accretion of discount (amortization of premium) on short-term debt securities	218	(138)
Deferred tax assets utilized	85	—
Accrued interest on earnout	—	152
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	16,393	1,963
Other current assets	829	(574)
Accounts payable	(1,167)	(14)
Accrued compensation	(2,170)	(997)
Other accrued liabilities	(1,654)	800
Deferred tax assets	51	682
Income taxes receivable/payable	(2,206)	(740)
Deferred rent liabilities	(124)	(23)
Restructuring liabilities	(2,892)	(2,085)
Deferred revenue	(2,649)	(1,673)

Net cash provided by operating activities	24,445	17,939

Investing activities
Purchases of property and equipment	(1,672)	(2,347)
Increase in restricted cash	—	(395)
Proceeds from sale and maturity of investments	53,418	73,312
Purchases of investments	(43,385)	(82,144)
Proceeds from security deposit	—	209
Change in other current and non-current assets	—	(112)

Net cash provided by (used in) investing activities	8,361	(11,477)

Financing activities
Tax benefit from exercise of stock options	—	1,337
Proceeds from issuance of common stock	4,932	6,290
Stock repurchases	(12,675)	(14,179)

Net cash used in financing activities	(7,743)	(6,552)

Net increase (decrease) in cash and cash equivalents	25,063	(90)
Effect of exchange rates on cash and cash equivalents	(497)	379
Cash and cash equivalents at the beginning of the period	21,468	31,113

Cash and cash equivalents at the end of the period	$46,034	$31,402

Non-cash transfer of auction-rate securities from short-term investments to non-current investments	15,165	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Actuate Corporation and its wholly-owned and majority-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in Switzerland, the United Kingdom, France, Germany, Singapore, Japan, and China. All intercompany balances and transactions have been eliminated.

As of September 30, 2008, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. Accumulated losses applicable to the minority shareholders exceed their equity capital in Actuate Japan and as a result, there is no minority interest presented on the accompanying consolidated balance sheets. This excess loss applicable to the minority shareholders has been charged to Actuate, as the minority shareholders are not obligated to contribute their share of losses exceeding their equity capital.

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

Share-based compensation expense and the related income tax benefit recognized under Statement of Financial Accounting Standards, or SFAS No. 123R, “Share-Based Payment” in the Condensed Consolidated Statements of Income in connection with stock options and the Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Stock options	$1,820	$2,324	$6,307	$6,399
ESPP	260	195	784	370

Total stock-based compensation	$2,080	$2,519	$7,091	$6,769

Income tax benefit	$—	$498	$—	$1,337

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimate the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also look at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimate the volatility of our common stock by using historical volatility over the calculated expected term. We base the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The assumptions we use to estimate the fair value of stock options granted and stock purchase rights granted under our ESPP program for the nine months ended September 30, 2008 and 2007 are as follows:

	Options		ESPP
	Nine Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Volatility	59.08 - 71.49%	77.06 - 80.41%	43.13 - 55.79%	35.78 - 38.66%
Expected term (years)	5.55 - 5.70	5.31 - 5.41	0.5	0.5
Risk free interest rate	2.50 - 3.50%	4.13 - 4.75%	2.05 - 2.18%	4.47 - 5.05%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	3%	3 - 4%	N/A	N/A

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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Weighted-average common shares outstanding	60,387	60,767	60,505	60,696
Weighted-average dilutive stock options outstanding under the treasury stock method	5,010	7,943	5,570	7,863

Weighted-average common shares used in computing diluted net income per share	65,397	68,710	66,075	68,559

We generated net income for the three and nine month periods ended September 30, 2008. Under the treasury stock method, stock options with exercise prices exceeding the weighted average share price of our Company’s common stock during the applicable periods are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted earnings per share was 6,593,990 and 5,883,518 in the three and nine months ended September 30, 2008, respectively. We also generated net income for the three and nine month periods ended September 30, 2007. The weighted-average number of shares excluded from the calculation of diluted earnings per share was 3,196,377 and 2,874,711 in the three and nine months ended September 30, 2007, respectively. These anti-dilutive options could be dilutive in future periods.

The weighted average exercise price of excluded stock options was $6.08 and $6.26 for the three and nine months ended September 30, 2008, respectively. The weighted average exercise price of excluded stock options was $6.51 and $6.63 for the three and nine months ended September 30, 2007, respectively.

Comprehensive Income

Other comprehensive income includes currency translation adjustments and unrealized gains and losses on short-term investments that are not included in net income, but rather are recorded directly in stockholders’ equity. The following table represents changes in the components of accumulated other comprehensive income for the three and nine months ended September 30, 2008 and 2007, respectively, (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Net income	$3,105	$4,607	$8,907	$9,386
Foreign currency translation gain (loss)	(1,669)	300	(500)	379
Unrealized gain (loss) on investments	(486)	161	(1,425)	150

Total comprehensive income	$950	$5,068	$6,982	$9,915

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company maintains its cash, cash equivalents and investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality associated with such investments. A portion of our investment portfolio is invested in AAA rated auction rate securities (ARS). During the nine months ended September 30, 2008, $16.5 million of the Company’s ARS failed to settle in auctions and are therefore not currently liquid. In the event the Company needs to access these funds, it will not be able to do so without a loss of principal, unless a future auction on these investments is successful. The Company has reduced the carrying value of these investments by $1.3 million as of September 30, 2008 through a charge to other comprehensive income to reflect the temporary nature of the impairment of these investments. As of September 30, 2008, we believe that these investments are not other-than-temporarily impaired; however, the Company will evaluate these investments on a quarterly basis. For additional discussion please refer to the subsequent events section (Note 12) of this Form 10-Q.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. There was no single customer that accounted for more than 10% of total revenues in either the three or nine months ended September 30, 2008 or 2007. A significant portion of the Company’s revenues have historically been derived from customers in the financial services industry.

Impairment of Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company performs its annual impairment test of goodwill on October 1 of each year. SFAS 142 requires goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the fourth quarter of the fiscal year ended December 31, 2007. As a result, the Company did not record any potential impairment related to its goodwill for the three months and nine months ended September 30, 2008.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to us.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not anticipate that SFAS 161 will have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. However, the Company did not elect to apply the fair value option to any of its financial instruments or other items upon adoption of SFAS 159 during the three and nine months ended September 30, 2008. Therefore, the adoption of SFAS 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Actuate will apply the provisions of SFAS 141(R) to business combinations completed after the date that SFAS 141(R) becomes effective.

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

2. Investment in Actuate Japan

The minority shareholders of Actuate Japan have the non-expiring option to put their equity interest (“Minority Interest”) in Actuate Japan to the Company and the Company has the option to call the Minority Interest. The Minority Interest as of September 30, 2008 was approximately 12% of the total equity interest. If the Minority Interest Shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $498,000 to purchase these shares. The Company will record a liability, if any, at the time that the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put and call option, the Company would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. The Company performs a periodic review of the value of the Minority Interest. This review may include assumptions regarding projected future cash flows and discount rates. Variances in these assumptions could have a significant impact on the Company’s conclusion as to whether it is necessary to record a liability. As of September 30, 2008, the Company concluded that it was not necessary to record a liability. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise its put option.

3. Financial Instruments and Fair Value

The Company adopted the provisions of SFAS 157 effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has investments that are valued in accordance with the provisions of SFAS 157. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table represents information about the Company’s securities measured at fair value on a recurring basis (in thousands).

	Fair value of securities as of September 30, 2008
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$6,159	$6,159	$—	$—
Commercial paper	15,051	—	15,051	—
Corporate bonds	5,520	—	5,520	—
Federal and municipal obligations	9,102	—	9,102	—
Auction rate securities (ARS)	15,165	—	—	15,165

	$50,997	$6,159	$29,673	$15,165

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific securities, and we may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the securities.

As of September 30, 2008, the Company had approximately $16.5 million in ARS at par value. During the first nine months of fiscal 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction.

At September 30, 2008, the Company has classified its entire ARS investment balance from short-term investments to non-current investments on its condensed consolidated balance sheet because of the Company’s inability to determine when its investments in ARS will settle. Typically the fair value of ARS investments approximates par value due to frequent interest rate resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of September 30, 2008 the Company determined there was a decline in the fair value of its ARS investments of $1.3 million. The Company considered the guidance contained in SEC Staff Accounting Bulletin No. 59, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (SAB 59) and EITF 03-1 “The meaning of Other-Than-Temporary Investments and its application to Certain Investments”, and determined that 100% of this impairment was temporary. This determination was based on several factors, including the following: 1) these ARS are almost entirely backed by the Federal Government, 2) the underlying securities continue to be highly rated, 3) market developments seem to suggest that liquidity may improve in the future for these securities either through restructuring or other means, and 4) the Company does not require immediate access to the funds and has the intent and ability to hold these securities until liquidity is re-established. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of income and reduces net income for the applicable accounting period. In evaluating the impairment of any of its individual ARS at September 30, 2008, the Company considered such impairment to be temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Actuate to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of fiscal year 2008 (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at December 31, 2007	$14,550
Total unrealized losses included in other comprehensive income	(1,310)
Purchases	1,925

Balance at September 30, 2008	$15,165

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Net Unrealized gains (losses)	Estimated Fair Value
Balances at September 30, 2008
Classified as cash and cash equivalents:
Cash	$30,308	$—	$30,308
Commercial paper	9,575	(8)	9,567
Money market funds	6,159	—	6,159

	46,042	(8)	46,034
Classified as short-term investments:
Commercial paper	5,491	(7)	5,484
Corporate bonds	5,609	(89)	5,520
Federal and municipal obligations	9,100	2	9,102

	20,200	(94)	20,106
Classified as non-current investments:
Auction rate securities (ARS)	16,475	(1,310)	15,165

Total	$82,717	$(1,412)	$81,305

Any individual security in the above tables with an unrealized loss has been in a continuous unrealized loss position for less than twelve months. At this time, the Company believes that, due to the nature of the Company’s investments, the financial condition of the issuer and the Company’s intent and ability to hold these investments through these loss positions, such factors would not indicate that these unrealized losses should be viewed as other-than-temporary.

As of September 30, 2008, the stated maturities of the Company’s cash equivalents and short-term investments are $15.7 million within 90 days and $20.1 million beyond 90 days. Short-term investments are generally classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At September 30, 2008, Actuate has classified all of its marketable securities (other than ARS) as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments are highly liquid and available for use in current operations.

4. Restructuring Charges

During the first half of fiscal year 2007, we evaluated the consolidation of our facilities as a result of the performancesoft acquisition and determined that a $297,000 facility-related restructuring charge was required. This charge was directly related to the consolidation of our three offices located in the United Kingdom into one office and was accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

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

During the first nine months of fiscal year 2008, we incurred approximately $664,000 in costs consisting of severance, benefit and related legal costs when we initiated a restructuring of our North America sales force to size the operation to meet the expected business and economic environment for our products. This restructuring resulted in workforce reductions of 23 total personnel and was concentrated mainly in North America across all levels of the sales organization. We also incurred approximately $132,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries. During the first nine months of fiscal year 2008, we also incurred charges totaling approximately $279,000, primarily related to lease exit costs associated with our South San Francisco facility, lease exit costs associated with the closure of one of the two floors in our Toronto, Canada facility and the consolidation of our Vienna, Virginia facilities into one location.

The following table summarizes the restructuring accrual activity during the nine months ended September 30, 2008 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2007	$464	$8,343	$8,807
Restructuring charges	772	303	1,075
Cash payments, net of rents collected on sublease for Q1	(33)	(831)	(864)
Cash payments, net of rents collected on sublease for Q2	(35)	(775)	(810)
Cash payments, net of rents collected on sublease for Q3	(527)	(613)	(1,140)
Change in estimate	23	(99)	(76)

	664	6,328	6,992
Less: current portion	(664)	(2,617)	(3,281)

Long-term balance at September 30, 2008	$—	$3,711	$3,711

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

6. Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Revenues:
North America	$24,995	$24,399	$69,640	$74,462
Europe	7,654	9,362	24,639	24,096
Asia Pacific and others	1,032	978	3,523	2,856

	$33,681	$34,739	$97,802	$101,414

As of September 30, 2008, we operated solely in one reportable segment, which is the development, marketing and support of our Enterprise Reporting Application software. There was no single customer that accounted for more than 10% of total revenues in either the three months ended September 30, 2008 or 2007. There was no single customer that accounted for more than 10% of total revenues in either the nine months ended September 30, 2008 or 2007. A significant portion of the Company’s revenues have historically been derived from customers in the financial services industry.

7. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company performs its annual impairment test of goodwill on October 1st of each year. SFAS 142 requires that goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. The potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the fourth quarter of the fiscal year ended December 31, 2007. As a result, the Company did not record any potential impairment related to its goodwill for the three months and nine months ended September 30, 2008.

Following is a roll-forward of the activity that affected goodwill during the first nine months of fiscal 2008 (in thousands):

Goodwill as of December 31, 2007	$35,594
Utilization of acquired tax benefits	719

Goodwill as of September 30, 2008	$36,313

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	September 30, 2008				December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Adjustment to Purchase Price Allocation	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$3,400	$(1,870)	$—	$1,530	$3,400	$(1,360)	$2,040
Purchased technologies	4,820	(3,916)	(576)	328	4,820	(3,479)	1,341
Trademark	800	(733)	—	67	800	(533)	267

	$9,020	$(6,519)	$(576)	$1,925	$9,020	$(5,372)	$3,648

During the first quarter of 2008, the Company recorded an immaterial correction from the prior fiscal year which resulted in adjustments to goodwill and purchased technology related to the tax benefits acquired from the performancesoft acquisition and the tax affected portion of the net operating losses utilized with respect to the Nimble acquisition, respectively. These adjustments resulted in a net increase of approximately $719,000 to the Company’s goodwill, and a decrease of approximately $576,000 to the Company’s purchased intangibles balance. There was an insignificant impact on the condensed consolidated statement of income for the nine months ended September 30, 2008 as a result of this correction.

Amortization expense of purchased intangible assets was approximately $382,000 and $486,000 for the three months ended September 30, 2008 and 2007, respectively. Of this total, approximately $37,000 and $249,000 was related to the amortization of purchased technologies. Amortization expense of purchased intangible assets was approximately $1.1 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively. Of this total, approximately $437,000 and $752,000 was related to the amortization of purchased technologies. Amortization of purchased technologies is included in cost of license fees in the accompanying condensed consolidated statements of income. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and intangibles
2008 (remainder of year)	$273
2009	826
2010	826

$1,925

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

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. In anticipation of this event, on June 1, 2007, the Company entered into a five year sublease agreement with Oracle Corporation for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature; commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives to be applied by Actuate towards construction of improvements. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. The Company accounts for and recognizes the rent holidays in its operating lease on a straight-line basis over the lease term (including any rent holiday period) in accordance with paragraph 2 of FASB Technical Bulletin 85-3 (“FTB 85-3”), Accounting for Operating Leases with Scheduled Rent Increases. The Company accounts for the amortization of its leasehold improvements over the duration of the lease consistent with paragraph 5(f) of SFAS 13 (“SFAS 13”), Accounting for Leases, as amended. Leasehold improvements made by the Company that are funded by landlord incentives or allowances under an operating lease are recorded by the Company as leasehold improvement assets and amortized over the term of the lease consistent with the guidance in paragraph 5(f) of SFAS 13. The incentives are recorded as deferred rent and amortized as reductions to lease expense over the lease term in accordance with paragraph 15 of SFAS 13.

As of September 30, 2008, Actuate pledged $395,000 of restricted cash, as collateral for a standby letter of credit that guarantees its contractual obligations relating to its sublease agreement for its new corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying condensed consolidated balance sheet.

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

As of September 30, 2008, 230,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

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

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares of common stock were 32,982,957 as of September 30, 2008.

The weighted average grant date fair value of options granted during the quarter ended September 30, 2008 was $2.30 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended September 30, 2008 was approximately $495,000.

The following table summarizes information about stock options outstanding as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.78-$1.49	4,754,793	4.21 years	$1.49	4,754,793	$1.49
$1.56-$2.99	3,241,415	5.12 years	$2.64	3,062,969	$2.66
$3.00-$3.75	4,194,453	3.93 years	$3.61	3,686,140	$3.62
$3.77-$5.11	3,637,425	6.90 years	$4.78	2,068,113	$4.71
$5.17-$31.19	3,194,224	8.07 years	$7.32	723,647	$10.99

$0.78-$31.19	19,022,310	5.47 years	$3.76	14,295,662	$3.24

	September 30, 2008	September 30, 2007
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	18,798,309	19,557,659
Aggregate intrinsic value (in thousands)	$12,396	$65,031
Weighted average exercise price per share	$3.74	$3.31
Weighted average remaining contractual term (in years)	5.43	6.11
Options Exercisable
Options currently exercisable	14,295,662	14,617,669
Aggregate intrinsic value of currently exercisable options (in thousands)	$12,182	$54,495
Weighted average exercise price per share	$3.24	$2.96
Weighted average remaining contractual term (in years)	4.40	5.25

As of September 30, 2008, the number of shares reserved for future grants under all option plans was 13,960,647. The number of shares available for future purchase under the Purchase Plan was 1,706,363.

10. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Maintenance and support	$34,842	$37,847
Other	6,360	6,004

	$41,202	$43,851
Less: Current portion	(38,001)	(40,352)

Long-term deferred revenue	$3,201	$3,499

Maintenance and support consists of first year maintenance and support services associated with the initial purchase of Actuate’s software, and the renewal of annual maintenance and support services from customers who purchased Actuate’s software in current and prior periods. The maintenance and support period is generally 12 months and revenues are typically recognized on a straight-line basis over the term of the maintenance and support period.

Other deferred revenue consisted of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria of SOP 97-2 and are, therefore, deferred until all revenue recognition criteria have been met.

11. Related Party Transactions

On August 12, 2008 the Company executed an agreement to repurchase 50,000 shares of its common stock from Daniel Gaudreau, Actuate’s Senior Vice President and Chief Financial Officer at the market rate. This transaction totaled $223,000 and was valued based on Actuate’s share price of $4.46 at the close of the market on August 12, 2008. The Company has received and recorded these shares in the Company’s treasury pool at September 30, 2008.

12. Subsequent Events

ARS settlements

In October 2008, the financial institution where the Company holds approximately $16.5 million estimated par value of auction rate securities (ARS) notified the Company of a settlement they had reached with the SEC to restore liquidity to all remaining clients who hold auction rate securities. As part of this settlement, the financial institution offered the Company rights to sell its auction rate securities back to the financial institution at par value at any time during the period from June 30, 2010, through July 2, 2012. The Company is required to notify the institution whether or not it will participate in the settlement by November 14, 2008. Should the Company decide to accept the offered settlement with the financial institution, the Company will record an other-than-temporary impairment related to its ARS in the quarter ended December 31, 2008 along with a corresponding gain contingency for the fair value to be received from the financial institution under the settlement agreement. At this time, the Company does not believe the net effect to its consolidated statement of operations will be material.

Under the proposed settlement agreement, the financial institution also offered its clients a “no-cost” loan up to an amount equal to the par value of the underlying auction rate securities. The loan would bear no interest and would be fully payable upon the repurchase of the ARS by the financial institution. The Company is currently evaluating whether to apply for the loan under this proposed settlement.

Tender offer

On November 3, 2008, the Company announced its intention to commence a “modified Dutch auction” tender offer to purchase up to $60.0 million worth of its common stock, at a price per share not less than $3.15 and not greater than $3.40. The Company intends to commence the stock tender offer in early November 2008, and expects the stock tender offer to expire twenty business days thereafter, unless extended. The maximum number of shares proposed to be purchased in the stock tender offer represents approximately 31 percent of Actuate’s currently outstanding common stock. The Company plans to fund the offer from a combination of a newly secured revolving credit facility and available cash on hand.

Due to the tender offer, the Company has suspended its stock repurchase program pursuant to which the Company was authorized to repurchase shares in an amount not to exceed $6.25 million per quarter (not to exceed $12.4 million in the first six months of fiscal year 2008), and the cumulative amount not to exceed $50.0 million over a two year period beginning on October 24, 2007.

Revolving credit line

In early November, the Company entered into a four year revolving line of credit agreement (“Credit Agreement”). The Credit Agreement was effective as of November 3, 2008 and allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but not to exceed 80% of the Company’s trailing four quarters of maintenance revenue. Interest will be based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn down under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus  1/2% and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10,000,000, the Company will be required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. The Company will be required to make interest payments and pay an unused commitment fee on a monthly or quarterly basis. The Credit Agreement also requires that the Company pay a closing fee based on a percentage of the overall available facility.

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

Our total revenues for the third quarter of fiscal year 2008 were $33.7 million, a 3% decrease from levels reported in the third quarter of fiscal year 2007. Our license revenues decreased by approximately 25% or $3.4 million, primarily due to unfavorable economic conditions that began in late fiscal 2007 and continue to adversely impact the financial services industry; a key component of Actuate’s customer portfolio. This decrease in license revenue was partially offset by an 11% increase in services revenues. This increase was primarily driven by maintenance and support revenues that continue to grow as our installed base increases and the recording of two significant transactions in the third quarter of fiscal year 2008 with customers who had lapsed in renewing their maintenance agreements and accordingly paid back maintenance. Back maintenance revenue from these two customers comprised approximately 6% of total services revenue in the third quarter of fiscal 2008. Historically, in each period, we have transactions that include back maintenance. For the third quarter of fiscal year 2008, we reported net income of $3.1 million or $0.05 per diluted share compared to net income of $4.6 million or $0.07 per diluted share in the third quarter of fiscal year 2007. This decrease in net income was driven primarily by lower license revenues and higher provision for income taxes over the same period last year. Our total headcount at the end of the third quarter of fiscal year 2008 was 548 compared to 574 employees at the end of third quarter of last year.

We currently anticipate that our total revenues in fiscal year 2008 will range between $131 million to $135 million, with license revenues of approximately between $38 million to $43 million.

During the remainder of fiscal year 2008, we expect three additional trends to have significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only slightly if at all in fiscal 2008 particularly among financial services companies in the United States. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, RIA and Performance Management software purchases into fewer suppliers. Finally, we expect to experience vigorous competition in the RIA market. Several of our competitors have released products that are marketed to be directly competitive with our RIA offerings. The existence of these competitive products may require continued sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the RIA market will be vigorous in the near future.

For the remainder of fiscal 2008, we will pursue the following strategic initiatives:

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

As of September 30, 2008, we held approximately $16.5 million in auction rate securities “ARS” at par value. ARS are investments with contractual maturities of up to 40 years. Our ARS are in the form of municipal bonds, secured by a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS held by us are primarily backed by highly rated municipal issuers and are substantially guaranteed by the Federal Government. During the first nine months of fiscal 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. We do not believe these failures are related to a credit issue, but rather are caused by a lack of liquidity. In the event we need to access the funds associated with failed auctions, such funds are not expected to be accessible until a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

At September 30, 2008, our entire ARS investment balance is classified as non-current investments in our condensed consolidated balance sheet because of our inability to determine when our investments in ARS will settle. Typically the fair value of ARS investments approximates par value due to frequent interest rate resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of September 30, 2008 we determined there was a decline in the fair value of our ARS investments of $1.3 million. We determined that 100% of this impairment was temporary and therefore the loss is reflected in the other comprehensive income section of stockholders’ equity. As of September 30, 2008, the estimated fair value of our investments in ARS totaled $15.2 million. For further discussion on ARS investments please refer to Note 3 and Note 12 of the Notes to Condensed Consolidated Financial Statements.

If the global credit and financial markets continue to deteriorate, our investment portfolio may be impacted and we could record further impairment in the fair value of our ARS or other investments, or determine that additional investments are other-than-temporarily impaired. This could materially adversely impact our results of operations and financial condition.

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

Our critical accounting policies are described under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2007, as filed on March 17, 2008 with the SEC on Form 10-K.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurement”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for periods beginning after November 15, 2007. The Company adopted this standard with respect to its financial assets effective January 1, 2008. In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Footnote 3 of the Notes to the Condensed Consolidated Financial Statements for further details regarding the impact of our adoption of SFAS 157 for financial assets. During the first nine months of fiscal 2008, we changed our critical accounting policies as a result of the implementation of SFAS 157.

For further information about our critical accounting policies, see the discussion under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2007, as filed with the SEC on Form 10-K on March 17, 2008.

Results of Operations

The following table sets forth certain condensed consolidated statement of income data as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
License fees	30%	39%	31%	39%
Maintenance	60	49	58	49
Professional services and training	10	12	11	12

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	1	1	1	1
Cost of services	16	18	18	18
Sales and marketing	39	39	41	41
Research and development	16	15	17	16
General and administrative	15	12	15	13
Amortization of other purchased intangibles	1	1	1	1
Restructuring charges	2	3	1	1

Total costs and expenses	90	89	94	91

Income from operations	10	11	6	9
Interest and other income, net	2	2	1	2

Income before income taxes	12	13	7	11
Provision (benefit) for income taxes	3	—	(1)	2

Net income	9%	13%	8%	9%

Revenues

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2008	2007			2008	2007
Revenues
License fees	$10,021	$13,438	$(3,417)	(25)%	$29,920	$39,524	$(9,604)	(24)%
Services	23,660	21,301	2,359	11%	67,882	61,890	5,992	10%

Total Revenues	$33,681	$34,739	$(1,058)	(3)%	$97,802	$101,414	$(3,612)	(4)%

% of Revenue
License fees	30%	39%			31%	39%
Services	70%	61%			69%	61%

Total Revenues	100%	100%			100%	100%

Our revenues are derived from software license fees and services, which include software maintenance and support, consulting and training. Our total revenues of $33.7 million for the quarter ended September 30, 2008 were lower by approximately 3% from the corresponding quarter in the prior year. Our license revenues decreased by approximately 25% or $3.4 million primarily due to unfavorable economic conditions that began in late fiscal 2007 and continue to adversely impact the financial services industry; a key component of Actuate’s customer portfolio. Despite this decrease in license revenues, we continue to experience double digit growth in our maintenance and support revenue which increased by 19% or $3.2 million over the same period last year. We recorded revenue on two significant transactions with customers who had lapsed in renewing their maintenance agreements and accordingly paid back maintenance during the third quarter of fiscal 2008. Back maintenance revenue from these two customers comprised approximately 6% of total services revenue in the third quarter of fiscal 2008. Historically, in each period, we have transactions that include back maintenance. This increase was partially offset by a 20% or approximately $800,000 decrease in our consulting services revenues.

Sales outside of North America were $8.7 million or 26% of total revenues for the third quarter of fiscal year 2008, compared to $10.3 million, or 30% of total revenues for the third quarter of fiscal year 2007. There was minimal impact of exchange rate fluctuations on total revenues in the third quarter of fiscal 2008 compared with a favorable impact of approximately $640,000 in the third quarter of fiscal 2007.

For the first nine months of fiscal year 2008, total revenues were $97.8 million, a 4% or approximately $3.6 million decrease over the same period last year. This decrease was primarily due to slowing license revenue growth in North America and Europe caused by weak macro economic conditions. This decrease in license revenues was partially offset by a 10% or $6.0 million increase in services revenues, primarily maintenance and support revenues which increased by 13% or $6.7 million over the same period last year. Of this increase in maintenance and support revenues, the majority was attributable to normal growth in support for our installed base. We also recorded revenue on several transactions with customers who had lapsed in renewing their maintenance agreement and accordingly paid back maintenance during the first nine months of fiscal 2008. Historically, in each period we typically have transactions that include back maintenance. However, the amount recorded in the nine months of fiscal 2008 was higher than that seen in the prior year.

Total revenues derived from international regions totaled $28.2 million in the first nine months of fiscal year 2008 compared to approximately $26.9 million in the first nine months of fiscal year 2007. For the first nine months of fiscal year 2008, we derived 29% of our total revenues from sales outside of North America versus 27% in the same period last year. Of these total international revenues, approximately $800,000 or 3% were due to the favorable impact of exchange rate fluctuations, primarily on Euro-based and British Pound-based transactions compared with a $1.8 million favorable impact or 7% reported during the same period last year. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 32% and 29% of total revenues from license fees for the first nine months of fiscal years 2008 and 2007, respectively.

There was no customer that accounted for more than of 10% of our total revenues for the quarter ended September 30, 2007.

During the first nine months of fiscal 2007, we booked an out of period adjustment related to deferred revenue that should have been recognized in the third quarter of fiscal 2006. As a result of this out of period adjustment, total revenues for the first nine months of fiscal 2007 were positively impacted by approximately $250,000 while net income was increased by approximately $147,000. This out of period adjustment had no impact to our basic and diluted per share results for the first nine months of 2007.

License fees. The 25% decrease in license revenues for the third quarter of fiscal year 2008 over the same period in the prior year was primarily due to weak macro economic conditions that began in late fiscal 2007 and continue to adversely impact the financial services industry; a key component of Actuate’s customer portfolio. We experienced most of this weakness in Europe where software sales declined by 68% or approximately $3.1 million during the third quarter of 2008 when compared to the same period last year. Globally, we managed to close over 60 transactions in excess of $100,000. In addition, we recognized license revenue of $1.0 million or more on two transactions during the third quarter of fiscal 2008. This compared to over 70 transactions in excess of $100,000 and three sales transactions individually greater than $1.0 million in the same period last year. The number of orders greater than $1.0 million has historically ranged from none to three per quarter. We do not expect to rely on any one customer for our future business.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2008	2007			2008	2007
License fees
North America	$8,201	$8,505	$(304)	(4)%	$21,735	$28,124	$(6,389)	(23)%
Europe	1,486	4,629	(3,143)	(68)%	6,710	10,489	(3,779)	(36)%
APAC	334	304	30	(10)%	1,475	911	564	62%

Total License Fees	$10,021	$13,438	$(3,417)	(25)%	$29,920	$39,524	$(9,604)	(24)%

% of total revenue	30%	39%			31%	39%

The sharp decrease in the third quarter 2008 license revenues in Europe was primarily caused by the weak economic environment. In addition, license revenues recognized in the third quarter of fiscal 2007 were historically amongst one of the highest realized for this region as we closed several large deals, including one order greater than $1.0 million during the third quarter of fiscal 2007. By region, North America accounted for approximately 82% of the total license revenue while Europe and Asia Pacific regions combined accounted for 18% of the total license revenues for the third quarter of fiscal 2008. For the same period last year, North America accounted for approximately 63% of the total license revenue while the Europe and Asia Pacific regions combined accounted for 37% of the total license revenues.

The 24% decrease in license revenues for the nine months ended September 30, 2008 was primarily attributed to weak macro economic conditions in North America and Europe. As a result, our license sales declined by 24% or approximately $9.6 million over the same period last year.

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2008	2007			2008	2007
Services Revenues
Professional services and training	$3,254	$4,087	$(833)	(20)%	$11,091	$11,783	$(692)	(6)%
Maintenance	20,406	17,214	3,192	19%	56,791	50,107	6,684	13%

Total Services	$23,660	$21,301	$2,359	11%	$67,882	$61,890	$5,992	10%

% of Services Revenue
Professional services and training	14%	19%			16%	19%
Maintenance	86%	81%			84%	81%

Total Services	100%	100%			100%	100%

Services. The 11% increase in services revenues was driven by the growth in our maintenance and support revenues, which continued to increase in the third quarter of fiscal year 2008. This growth was also partially due to the fact that we recorded revenue on two significant transactions with customers who had lapsed in renewing their maintenance agreement and accordingly paid back maintenance. Back maintenance revenue from these two customers comprised approximately 6% of total services revenue in the third quarter of fiscal 2008. Historically, in each period, we have transactions that include back maintenance. The decrease in professional services revenues was primarily the result of the increase in the adoption of BIRT-based projects by our customers which do not result in professional service revenues to the same extent as the Company’s traditional designer products. As a result, we experienced a 21% decrease in our services headcount in the third quarter of fiscal 2008 versus the same period last year. The success of the Company’s BIRT initiative therefore results in a downward trend in the Company’s revenue from professional services, as seen during the last several fiscal quarters.

The continued growth in services revenues for the nine months ended September 30, 2008 was primarily attributed to the increase in our maintenance and support revenues driven by a continued growth in our installed base of customers under maintenance plans. This growth was also partially due to the fact that we recorded revenue on several transactions with customers who had lapsed in renewing their maintenance agreement and accordingly paid back maintenance. Historically, in each period we typically have transactions that include back maintenance. However, the amount recorded in the nine months of fiscal 2008 was higher than that seen in the prior year. Our revenue growth from professional services has slowed and has generally decreased over time as our customers have increased the adoption of BIRT-based projects which consequently has resulted in lowered demand for our professional services.

By region, Europe accounted for the highest increase in services revenues for the three and nine months ended September 30, 2008. These increases were due primarily to the growth in our installed base of customers under maintenance plans in that region.

During the nine months of fiscal 2008, exchange rate fluctuations on foreign revenue transactions positively impacted our services revenue growth by approximately $490,000 when compared to the same period in the prior year.

The following table represents our services revenues by region (in thousands):

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2008	2007			2008	2007
Services Revenues
North America	$16,794	$15,894	$900	6%	$47,905	$46,338	$1,567	3%
Europe	6,168	4,733	1,435	30%	17,929	13,608	4,321	32%
APAC	698	674	24	4%	2,048	1,944	104	5%

Total Services	$23,660	$21,301	$2,359	11%	$67,882	$61,890	$5,992	10%

% of total revenue	70%	61%			69%	61%

Operating Expenses

Cost of license fees

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2008	2007			2008	2007
Cost of license fees	$350	$423	$(73)	(17)%	$1,066	$1,359	$(293)	(22)%
% of license revenue	3%	3%			4%	3%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technologies. The decreases in cost of license fees in absolute dollars for the third quarter and the first nine months of fiscal year 2008, compared to the corresponding periods in the prior year, was due to full amortization of purchased technologies in the first nine months of fiscal 2008 relating to our acquisition of Nimble Technologies in fiscal 2003. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 2% and 4% of revenues from license fees for the remainder of fiscal year 2008.

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2008	2007			2008	2007
Cost of services	$5,299	$6,080	$(781)	(13)%	$17,861	$18,473	$(612)	(3)%
% of services revenue	22%	29%			26%	30%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the third quarter of fiscal year 2008, compared to the corresponding period in the prior year, was directly related to the decline in professional services revenues, which resulted in a 21% decrease in our consulting headcount. This was mainly due to the increase in the adoption of BIRT-based projects by our customers which do not result in professional service revenues to the same extent as the Company’s traditional designer products. Cost of service has been decreasing in almost every quarter since the first quarter of 2006, which is consistent with the decrease in our consulting revenue.

For the nine months ended September 30, 2008 the decrease in cost of services compared to the corresponding period in the prior year, was primarily due to reductions in employee salaries and associated benefits totaling approximately $900,000 driven by a 21% decrease in our consulting headcount. These reductions were partially offset by approximately $400,000 increase in third party consulting fees as demand for Actuate’s professional services engagements during the first half of fiscal 2008 exceeded the supply of its in-house consultants. We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 22% to 30% of total services revenues for the remainder of fiscal year 2008.

Sales and marketing

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2008	2007			2008	2007
Sales and marketing	$13,168	$13,587	$(419)	(3)%	$39,982	$40,589	$(607)	(1)%
% of total revenue	39%	39%			41%	41%

Sales and marketing expenses consist primarily of salaries, commissions, stock-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses were lower in the third quarter of fiscal 2008 compared to the corresponding period in the prior year, due to an approximate $1.3 million decrease in employee sales commissions and bonuses due to declining license revenues, salaries and related compensation expenses. These decreases were mainly due to an 18% headcount reduction over the same period last year, in part driven by our restructuring plan, which was implemented in the third quarter of fiscal year 2008. These reductions in headcount were primarily concentrated in North America. These decreases were partially offset by an increase of approximately $400,000 in marketing program expenses which mainly consisted of webinars, direct marketing, and tradeshows. There were also increases of approximately $300,000 related to advisory and research services in market development and BIRT during the third quarter of fiscal 2008.

For the nine months ended September 30, 2008, the decrease in sales and marketing expenses compared to the corresponding period in the prior year was primarily due to decreases in salaries, sales commissions and employee travel of approximately $1.9 million due to reductions in headcount. These decreases were partially offset by increases of approximately $950,000 in marketing expenses driven by webinars, direct marketing, tradeshows and $300,000 in advisory and research services related to market development and BIRT.

We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 38% to 42% of total revenues for the remainder of fiscal year 2008.

Research and development

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2008	2007			2008	2007
Research and development	$5,459	$5,351	$108	2%	$16,860	$16,424	$436	3%
% of total revenue	16%	15%			17%	16%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, stock-based compensation costs, enhancement of existing products, quality assurance and testing. The increase in research and development expenses in the third quarter and for the first nine months of fiscal year 2008, compared to the corresponding periods in the prior year, was attributed to employee compensation related costs due to a 6% increase in our product development headcount, from 154 at the end of the third quarter of fiscal 2007 to 163 at the end of the third quarter of fiscal 2008. This headcount increase was seen mainly in our Shanghai R&D facility. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 19% of total revenues for the remainder of fiscal year 2008.

General and administrative

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2008	2007			2008	2007
General and administrative	$5,053	$4,315	$738	17%	$14,457	$13,117	$1,340	10%
% of total revenue	15%	12%			15%	13%

General and administrative expenses consist primarily of personnel costs, stock-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses in absolute dollars for the third quarter of fiscal year 2008, compared to the corresponding period in the prior year, was primarily due to increased salaries and stock-based compensation and travel expenses of approximately $430,000. These increases mainly resulted from annual merit adjustments and an 8% increase in headcount over the same period last year. We also incurred consulting and legal advisory fees totaling approximately $460,000 related to considerations regarding strategic alternatives. These increases were partially offset by reductions of approximately $80,000 in accounting and tax related charges due to lower compliance costs.

For the nine months ended September 30, 2008 the increase in general and administrative expenses compared to the corresponding period in the prior year, was primarily due to increased salaries and stock-based compensation expense of approximately $950,000 due primarily to annual merit adjustments and an 8% increase in headcount over the same period last year. We also experienced increases in our bad debt expense of approximately $360,000 as additional reserves were required on portions of our accounts receivable balances, and we also incurred legal and corporate advisory fees totaling approximately $480,000 in fiscal 2008 related to considerations regarding strategic alternatives. These increases were offset by approximately $500,000 in lower accounting, tax and professional consulting services driven mainly by lower compliance costs. We expect our general and administrative expenses to be in the range of 12% to 14% of total revenues for the remainder of fiscal year 2008.

Amortization of other purchased intangibles

For the three and nine months ended September 30, 2008, we recorded a charge of $237,000 and $711,000, respectively for the amortization of other purchased intangibles. These costs represent the amortization of the intangibles associated with the acquisition of performancesoft on a straight-line basis. These amortization amounts are consistent with those recorded during the same periods in the prior year.

Restructuring charges

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2008	2007			2008	2007
Restructuring charges	$672	$926	$(254)	(27)%	$1,075	$1,223	$(148)	(12)%
% of total revenue	2%	3%			1%	1%

The restructuring costs for the third quarter of fiscal 2008 consist primarily of severance payments, payroll taxes and extended medical benefits. During the third quarter of fiscal 2008, we announced and began to implement restructuring actions that resulted in aggregate charges of $672,000. As of September 30, 2008, we eliminated 23 positions worldwide, across all levels within the sales organization as a result of this restructuring.

In addition to the restructuring charges incurred in the third quarter of fiscal 2008, we incurred approximately $132,000 in legal fees during the first half of fiscal 2008 related to a previous restructuring which involved the termination of former employees in one of our European subsidiaries. During this period, we also incurred charges totaling approximately $271,000 primarily related to lease exit costs associated with our South San Francisco facility, lease exit costs associated with the closure of one of the two floors in our Toronto, Canada facility and the consolidation of our Vienna, Virginia facilities into one location.

The restructuring charges for the third quarter and the first nine months of fiscal 2008 were accounted for in accordance with SFAS 146, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

Interest and other income, net

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2008	2007			2008	2007
Interest and other income, net	$683	$761	$(78)	(10)%	$761	$2,306	$(1,545)	(67)%
% of total revenue	2%	2%			1%	2%

Interest and other income, net, is comprised primarily of interest income earned by the Company on cash and short-term investments and currency exchange gains and losses. Interest income during the third quarter of fiscal 2008 decreased sharply due to lower weighted average returns on our investments. The average return on our investments during the third quarter of fiscal 2008 was approximately 3.0% compared with approximately 5.3% for the same period last year. This decrease was offset by currency exchange gains of approximately $140,000 compared with losses totaling approximately $200,000 in the third quarter of fiscal 2007. These exchange gains were the result of the appreciation of the British Pound, the Euro and the U.S. Dollar currencies held by our Swiss subsidiary against the Swiss Franc during the third quarter of fiscal 2008.

For the nine months ended September 30, 2008, the decrease in interest and other income, net was due primarily to a lower weighted average interest rate on our investments resulting in a decrease in interest income of approximately $800,000. We also experienced currency exchange losses of approximately $1.2 million compared with losses of approximately $260,000 in the first nine months of fiscal 2007. These exchange losses were the results of sharp devaluations of the British Pound, the Euro and the U.S. Dollar currencies held by our Swiss subsidiary against the Swiss Franc mainly during the first half of fiscal 2008.

Provision (benefits) for income taxes

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2008	2007			2008	2007
Provision (benefit) for income taxes	$1,021	$(26)	$1,047	4,027%	$(2,356)	$2,438	$(4,794)	(197)%
% of total revenue	3%	—			(2)%	2%

For the three months ended September 30, 2008, we recorded an income tax provision of $1.0 million as compared to an income tax benefit of approximately $26,000 for the three months ended September 30, 2007. The increase in the income tax provision for the third quarter of fiscal year 2008 as compared to the third quarter of fiscal year 2007 is primarily due to a $2.4 million increase in the third quarter domestic profit before taxes from the second quarter to the third quarter of fiscal 2008 as compared to the same period in fiscal 2007.

For the nine months ended September 30, 2008, we recorded an income tax benefit of $2.3 million, as compared to an income tax provision of $2.4 million for the same period of fiscal year 2007. The decrease in the income tax provision for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is primarily due to a discrete item booked in the first quarter of fiscal year 2008 related to the benefit derived from the deductions associated with the merger of a European subsidiary into our U.S. holding company on February 11, 2008. This action resulted in a deemed liquidation for U.S. tax purposes which provided for a $3.7 million federal and state benefit from the tax deduction associated with the write off of equity and debt between the U.S. holding company and the European subsidiary. The difference between the tax provision through the third quarter of fiscal 2008 and the tax benefit recorded in the first quarter of fiscal 2008 is the result of the tax provision calculated based on lower projected profit before income taxes.

Liquidity and Capital Resources

	As of September 30, 2008	As of September 30, 2007	Change $	Change %
Cash, cash equivalents and short-term investments	$66,140	$69,488	$(3,348)	(5)%
Working capital	$43,882	$46,170	$(2,288)	(5)%
Stockholders’ equity	$107,303	$87,897	$19,406	22%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commissions, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of revenue. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program.

Net cash provided by operating activities in the first nine months of fiscal 2008 was $24.4 million primarily comprised of net income, net of non-cash related expenses. The working capital sources of cash in the first nine months of fiscal 2008 were a decrease in accounts receivables due to improved collections. Days sales outstanding (“DSO”), calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, decreased by 30 days from 91 days at December 31, 2007 to 61 days at September 30, 2008. The primary working capital uses of cash were due to payments of accrued commissions and bonuses, income taxes and a reduction in accrued restructuring as a result of payments made during the first nine months of fiscal 2008.

Cash provided by investing activities was $8.4 million for the nine months ended September 30, 2008 compared to $11.5 million used for the same period in fiscal 2007. The increase in the cash provided by investing activities primarily relates to the timing of purchases and maturities of marketable securities and our capital expenditures to support our growth.

Cash used in financing activities was $7.7 million for the nine months ended September 30, 2008 compared to $6.6 used in the same period in fiscal year 2007. This increase in cash used was primarily due to the fact that the Company did not realize any cash flows with respect to tax benefits derived from the exercise of employee stock options compared to approximately $1.3 million received during the same period last year. The Company did not realize any cash flows with respect to these tax benefits due to an expected taxable loss for the fiscal year 2008.

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

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. In anticipation of this event, on June 1, 2007, the Company entered into a five year sublease agreement with Oracle Corporation for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature; commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provides for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives to be applied by Actuate towards construction of future improvements. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. The Company accounts for and recognizes the rent holidays in its operating lease on a straight-line basis over the lease term (including any rent holiday period) in accordance with paragraph 2 of FASB Technical Bulletin 85-3 (“FTB
85-3”), Accounting for Operating Leases with Scheduled Rent Increases. The Company accounts for the amortization of its leasehold improvements over the duration of the lease consistent with paragraph 5(f) of FASB Statement 13 (“SFAS 13”), Accounting for Leases, as amended. Leasehold improvements made by the Company that are funded by landlord incentives or allowances under an operating lease are recorded by the Company as leasehold improvement assets and amortized over the term of the lease consistent with the guidance in paragraph 5(f) of SFAS 13. The incentives are recorded as deferred rent and amortized as reductions to lease expense over the lease term in accordance with paragraph 15 of SFAS 13.

As of September 30, 2008, Actuate pledged $395,000 of restricted cash as collateral for a standby letter of credit that guarantees its contractual obligations relating to its sublease agreement for its new corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying condensed consolidated balance sheet.

The following table summarizes our contractual obligations as of September 30, 2008 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$16,783	$5,011	$8,125	$2,835	$812
Purchase obligations (2)	3,493	3,355	120	13	5
FIN 48 (3)	471	—	471	—	—

Total	$20,747	$8,366	$8,716	$2,848	$817

(1)	Our future contractual obligations include minimum lease payments under operating leases at September 30, 2008, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $6.3 million is included in restructuring liabilities in the Company’s consolidated balance sheet as of September 30, 2008.

(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of September 30, 2008. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	The obligations under FIN 48 represent the tax liability associated with the calculation of uncertain tax positions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first nine months of fiscal years 2008 and 2007 we derived 29% and 27%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on the related receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized loss due to foreign exchange rate fluctuations was approximately $1.2 million for the first nine months of fiscal 2008 compared to losses of approximately $260,000 during the same period last year. During the first nine months of fiscal 2008, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenue growth by approximately $800,000 when compared to the same period in the prior year.

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

We hold a variety of interest bearing auction rate securities, or ARS. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2034 to 2047. As of September 30, 2008, all ARS investments are classified as non-current assets on our condensed consolidated balance sheet because of our inability to determine when these investments will settle. During the first nine months of fiscal year 2008, we determined that there were declines in the fair value of our ARS investments of approximately $1.3 million, of which all were deemed to be temporary. All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a third party purchases the securities, a recovery of the auction process or until maturity. For further discussion on recent developments regarding these ARS investments, please refer to the Subsequent Events Section of this Form 10-Q in Note 12.

Item 4.	Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control. Subject to these limitations, and based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls are not effective as to the material weakness discussed in our Form 10-K for the year ended December 31, 2007. However, the Company is in the process of remediating, by the end of fiscal 2008, the material weakness identified in fiscal year 2007 by ensuring a detailed review of the supporting tax schedules by someone other than the preparer.

Changes in Internal Controls

During the nine months ended September 30, 2008, in response to the material weakness identified in Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008, we implemented the following control measure:

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

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Ability to effectively launch new or enhanced products, including the timely education of the Company’s sales, marketing and consulting personnel with respect to such new or enhanced products.;

•	Customers delaying purchasing decisions in anticipation of new products or product enhancements;

•	Budgeting cycles of its customers;

•	Failure to successfully manage its acquisitions;

•	Defects in its products and other product quality problems;

•	Failure to successfully meet hiring needs including for qualified professional services employees and unexpected personnel changes;

•	Changes in the market segments and types of customers at which it focuses its sales and marketing efforts;

•	Changes in perpetual licensing models to term- or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale; and

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis;

•	Potential impairments of ARS, goodwill, intangibles and other investments.

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

THE COMPANY MAY NOT BE ABLE TO PROTECT ITS SOURCE CODE FROM COPYING.

Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. Although we take significant measures to protect the secrecy of large portions of our source code, unauthorized disclosure or reverse engineering of a significant portion of our source code could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins.

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 29%, 27% and 23% for the first nine months of fiscal years 2008, 2007 and 2006, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to move from a focus on direct sales to a focus on indirect sales in certain of its international markets in 2008. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 32%, 29%, and 33% of total revenues from license fees for the first nine months of fiscal years 2008, 2007 and 2006, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

SECTION 404 AND REGULATORY CHANGES HAVE CAUSED THE COMPANY TO INCUR INCREASED COSTS AND OPERATING EXPENSES AND MAY MAKE IT MORE DIFFICULT FOR THE COMPANY TO ATTRACT AND RETAIN QUALIFIED OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act of 2002 and regulatory changes by the SEC and Nasdaq have caused the Company to incur significant increased costs. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex, and require significant documentation, testing and possible remediation. This ongoing process of reviewing, documenting and testing the Company’s internal controls over financial reporting has resulted in, and will likely continue to result in ongoing cost to the Company. Furthermore, achieving and maintaining compliance with Sarbanes-Oxley and other new rules and regulations has and will continue to require the Company to hire additional personnel and to use additional outside legal, accounting and advisory services.

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

Any failure to satisfy these new rules could make it more difficult for the Company to obtain certain types of insurance, including director and officer liability insurance, and it may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Alternatively, the Company may determine that it should reduce its director and officer liability insurance policy limits. The impact of any of these events could also make it more difficult for the Company to attract and retain qualified persons to serve on its Board of Directors, or as executive officers.

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

IF THE RECENT WORSENING OF CREDIT MARKET CONDITIONS CONTINUES OR INCREASES, IT COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR INVESTMENT PORTFOLIO.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues throughout the first quarter of fiscal 2008. This led to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are other than temporarily impaired. This could have a material adverse impact on our results of operations and financial condition.

Our investment portfolio includes ARS which are investments with contractual maturities. They are usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS held by us are primarily backed by highly rated municipal issuers. As of September 30, 2008, we had $16.5 million invested in ARS.

All ARS are classified as long-term investments at September 30, 2008 regardless of the underlying reset date. The ARS are investments with long-term contractual maturities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

We determined that no other-than-temporary impairment losses existed as of September 30, 2008. However, if the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, we may be required to adjust the carrying value of the ARS and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.

If we need to access the funds associated with ARS but are unable to do so, our operations and financial position could be materially harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended September 30, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
July 1, 2008 through July 31, 2008	—		—	—
Month #2
August 1, 2008 through August 31, 2008	50,000	$4.46	50,000	—
Month #3
September 1, 2008 through September 30, 2008	—		—	—

Total	50,000	$4.46	50,000	—

(1)	On October 24, 2007, our Board of Directors authorized an acceleration of our existing stock repurchase program. As of October 24, 2007, the Company is authorized to repurchase shares in an amount not to exceed $6.3 million per quarter, and the cumulative amount not to exceed $50.0 million over a two year period. On February 4, 2008, our Board of Directors authorized a further acceleration of our existing stock repurchase program which allowed for the repurchase of approximately $12.7 million of shares in the first nine months of fiscal year 2008.

On November 3, 2008, the Company announced its intention to commence a “modified Dutch auction” tender offer to purchase $60.0 million worth of its common stock, at a price per share not less than $3.15 and not greater than $3.40. The Company has suspended its stock repurchase program pursuant to which the Company was authorized to repurchase shares in an amount not to exceed $6.25 million per quarter (not to exceed $12.4 million in the first six months of fiscal year 2008), and the cumulative amount not to exceed $50.0 million over a two year period beginning on October 24, 2007.

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

Actuate Corporation (Registrant)

Dated: November 7, 2008	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau Chief Financial Officer, Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)