Form 10-K
period 2008-12-31
ACTUATE CORP
filed 2009-03-12
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                 No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $180,057,490 based on the closing sale price as reported on The Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2009

Common Stock, $0.001 par value	44,695,350

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2008.

Annual Report on Form 10-K

for the fiscal year ended December 31, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K under “Business,” “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements include statements regarding Actuate’s expectations, beliefs or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements contained in this Report on Form 10-K after the date hereof or to conform such statements to actual results. Readers are cautioned not to place undue reliance on forward-looking statements and should carefully review the risk factors described in other documents Actuate files from time to time with the Securities and Exchange Commission, including current reports on Form 8-K and quarterly reports on Form 10-Q filed by Actuate during 2008.

PART I

ITEM 1.	BUSINESS

Overview

Actuate Corporation (“We”, “Actuate” or the “Company”) was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate provides software and services to develop and deploy Rich Internet Applications (“RIAs”) Without Limits™. These RIAs deliver rich interactive content that improve customer loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens, with information that they can easily access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Our goal is to ensure that all users can use decision-making information in their day-to-day activities, opening up completely new avenues for improving corporate performance. Actuate’s telephone number is 650-645-3000. Actuate maintains a Web site at www.actuate.com. The information posted on our Web site is not incorporated into this Annual Report.

Industry Background

The emergence and acceptance of, as well as the dependence on, the Internet have fundamentally changed the way that consumers and businesses communicate, obtain information, purchase goods and transact business. Through the frequent and widespread usage of the Internet and more recently the emergence of RIAs, users have developed a new set of expectations for accessing relevant, timely and dynamic information.

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

In order to achieve 100% user adoption of decision-making information, and reap the resulting benefits in corporate performance, organizations are turning to developing and deploying RIAs. These applications eliminate the traditional obstacles to user adoption by providing decision-making information through intuitive, Web portal-like interfaces within a context of business processes that satisfy new user expectations for information accessibility and relevance. RIAs can also extend the usage of information outside the firewall to customers and partners.

The Actuate Solution

Actuate offers a portfolio of products to develop and deploy RIAs that deliver rich interactive content. The Actuate product line assures that 100% of users inside and outside the firewall can gain value from all enterprise information assets. A variety of intuitive, personalized and easy to use RIAs present data integrated from all relevant sources. Flexible deployment options can support all projects, no matter how small or large.

Business Intelligence and Reporting:    Actuate provides a complete suite of Business Intelligence and Reporting products that provide interactive web reports, brochure-quality reporting, business analytics, and spreadsheet reporting. These capabilities are delivered within an easy-to-use integrated RIA experience to maximize user adoption.

Our Actuate Business Intelligence and Reporting product line provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical RIAs that deliver rich interactive content. Such applications retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy RIAs across a range of business functions including financial management, sales management, account management, and customer self-service. Actuate is a comprehensive platform that can be seamlessly integrated into any enterprise IT infrastructure and consists of a highly scalable and reliable server and a robust development environment for building RIAs that deliver rich interactive content of any scale. Actuate’s powerful development and deployment architecture allows developers to create content from virtually any data source and present it in virtually any format required by users.

Performance Management:    The Actuate Performancesoft Suite of products engages the entire organization in improving performance from Metrics Management which provides management visibility into key measures of performance, to Activity Management which helps manage the execution of day-to-day activities that drive performance, and Root Cause Analysis which enables user to make informed decisions to take action to address the problem at its root cause.

Actuate Performancesoft Views has been designed specifically to address real-life Performance Management situations. With a simple-to-use web interface, users across the enterprise can access relevant Performance Management information to help them make the right decisions. Actuate Performancesoft Track provides executive level insight into the activities that drive organizational performance and delivers true Activity Management by providing color-coded, performance-based status into all initiatives, linked to overall strategy and communicated organization-wide. Actuate Performancesoft BI greatly simplifies the dissemination and analysis of Performance Management information by offering users interactive, intuitive reports that drill directly from any measure in their Views scorecard to the operational detail that explains that measure’s status. In 2008, Actuate extended the Performancesoft Views application as a Software-as-a-Service (SaaS) offering called OnPerformance. To date, revenues from this offering have not been significant.

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

Actuate BIRT and e.Spreadsheet:    Actuate BIRT is based on the Eclipse Open Source Business Intelligence Reporting and Tools (“BIRT”) project, founded and co-led by Actuate. Actuate BIRT provides indemnification, supports the Actuate 10 Collaborative Reporting Architecture and can leverage all the Actuate deployment options—embedded in applications or deployed in workgroups or enterprise-wide. Actuate e.Spreadsheet products are Excel-based and deliver Excel-like reporting, formatting and calculation functionality within Java applications. Actuate e.Spreadsheet products can also leverage all the Actuate deployment options—embedded in applications or deployed in workgroups or enterprise-wide.

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

Expand Market Leadership Position through Strategic Relationships.    We believe that we have established a leading position in the market for RIA that delivers rich interactive content. To accelerate the adoption of the Actuate portfolio of products, we have established strategic relationships with leading software application vendors, systems integrators, consulting firms, specialized Performance Management consultants and development partners. We intend to further develop our existing strategic relationships and enter into new partnerships to expand our market presence and leadership.

Extend Technology Leadership.    Since inception, we have focused our research and development efforts on developing core technologies that address the requirements of developing and deploying RIAs that deliver rich interactive content in the areas of Business Intelligence and Performance Management. Our products integrate a number of advanced technologies, including a patented method of providing page level security in a report, LDAP integration, advanced viewing technology incorporating Java, PDF, DHTML, Unicode, XML, AJAX, Flash and Web services, a patented method of storing report objects, a multi-tier architecture, Web access and delivery technology, EII data access technology, patent-pending spreadsheet technology and intuitive Performance Management interfaces such as Briefing Books. In addition, we have in the past rapidly incorporated new technology into our product offerings. We believe that we provide a leading RIA-ready information platform technology and we intend to extend this leadership position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies when and if appropriate.

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

Focus on Key Application Areas.    Our technology is uniquely suited to meet customer requirements for RIAs that deliver rich interactive content for specific business functions such as financial management, customer self-service, sales management, account management, workforce management and operational Performance Management. We intend to continue to focus on these areas within our sales and marketing functions as well as provide more complete customer solutions through targeted partnering and technology development.

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

International Presence.    Outside North America, we have established subsidiaries in a number of countries and have reseller relationships throughout Europe, Middle East and Asia/Pacific region. We have localized versions of our products in French, German, Spanish, and Japanese and we also support Chinese, Korean, and right-to-left reporting. We intend to grow our international operations by expanding our indirect distribution channels worldwide and by continuing the localization of our products in selected markets. International sales accounted for 28%, 27%, and 25% of our total revenues in 2008, 2007, and 2006, respectively.

Leverage Open Source.    We plan to build a community of developers adopting the open source Eclipse BIRT project. We offer a number of complementary commercial products and services that build on the open source BIRT project offering and we intend to offer additional complementary commercial products and services in the future.

Products and Technology

Actuate 10 is a unified software platform for developing and deploying RIAs that deliver rich interactive content. These applications can provide decision-making information with the simplicity, consistency, and relevance necessary for adoption by 100% of users, both inside and outside the firewall.

The Actuate Performancesoft Suite is a set of RIAs that helps high-performing organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution.

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

Actuate 10 extends Eclipse BIRT (Business Intelligence and Reporting Tools) to deliver rich, highly interactive enterprise and customer-facing information applications. Organizations that want to present structured data as RIAs using BIRT as a foundation can now use the Actuate 10 value added product line to:

•	Build any information rich interactive content using BIRT: including Flash-based content, dashboards and dynamic statements for any interface.

•	Deploy BIRT to satisfy any scope: leveraging Actuate’s industry leading performance, scale, reliability and security capabilities.

•	Develop BIRT content efficiently: using a developer-centric design environment and open APIs to satisfy any content requirement.

The release of Actuate 10 builds on the Company’s strategy to ensure the low cost, efficient commercial deployment of RIAs by:

•	Lowering costs associated with application development, maintenance and deployment by tapping in to the skill sets and shared resources of a large and growing community of Eclipse developers.

•	Increasing developer productivity, by promoting interoperability and standards-based development to allow BIRT to fit seamlessly and effortlessly within any environment.

•

Meeting continuously evolving user requirements by encouraging participation across the user base from developers to everyday consumers to refine their own information presentation through a variety of interactive and engaging interfaces.

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

Actuate Products	Product Description
Actuate iServer Enterprise	Scalable information server for generating, managing, and securely delivering reporting and analytic content that is adopted by 100% of an organization’s users.

Actuate iServer Express	High-end report server in a single-server, single-project configuration that provides BIRT and e.Spreadsheet reports generation and delivery to multiple users—securely and on a schedule—and paves the path for an easy and secure upgrade to the iServer Enterprise.

Actuate BIRT Report Option	Enables professional application developers and report developers to build dynamic, interactive enterprise reports ready for deployment to end users and create composite report design templates for Actuate BusinessReports.

Actuate BIRT Report Interactive Viewer Option	AJAX-powered interactivity that enables every type of user to think beyond the current structure of the report and personalize it into his or her own perspective. Users have the flexibility to modify report views, reducing the number of reports that need to be created.

Actuate Query Option	Web-based query tool for end-users of all levels of computing sophistication.

Actuate Analytics Option	Server option that provides Web-based Online Analytical Processing (OLAP) capabilities to power users, business analysts, and management.

Actuate Data Integration Option	Server option licenses Information Objects deployed on the server to combine data from two or more disparate data sources.

Actuate e.Report Option	Server option for generating enterprise reports for employees, customers, and business partners in browser-based Web formats.

Actuate e.Spreadsheet Option	Server option for generating, managing, and distributing critical business information over the Internet in easy-to-use and intuitive desktop spreadsheets.

Actuate SmartSheet Security Option	SmartSheets cache both data and design in the iServer. When requested, SmartSheets constructs a personalized workbook for each user by dynamically assembling the workbook as requested, which allows SmartSheets to combine both cached and real-time data, at that moment.

Actuate Products	Product Description
Actuate e.Analysis Option	Server option that delivers to users browser-based, interactive analysis of report data without requiring any configuration or warehousing of application data.

Actuate Page Level Security Option	This server option allows users to view reports using page-level security.

Actuate Analytics Cube Designer	Enables IT to control access to the data and define the structure of each cube delivered by the Actuate iServer. Additionally, enables IT to blend Analytics seamlessly into existing Enterprise Reporting applications and provide a branded, personalized end-user experience that requires almost no training.

Actuate e.Report Designer Professional	Provides a comprehensive, object-oriented environment for professional developers to create tightly integrated, highly flexible enterprise reports for any Web-enabled application.

Actuate e.Report Designer	Wizard-driven development tool that enables Web developers to rapidly publish database information to the Web in the form of embedded, actionable reports.

Actuate e.Spreadsheet Designer	Development environment for creating flexible and customizable Excel-based spreadsheet reports.

Actuate Information Object Designer	Development environment that enables professional developers to create controlled views of enterprise data for end-user querying. Additionally, enables the creation of Information Objects that pull and integrate real-time data from any number of heterogeneous data sources.

Actuate BIRT Report Designer	A plug-in for the Open Source Eclipse IDE that offers an HTML page-oriented design metaphor (similar HTML editors) to build reports that are intuitive to create and integrate easily into web applications.

Actuate BIRT Report Designer Professional	A Rich Client Platform (RCP) version of Actuate BIRT Report Designer that offers a simplified interface without a need for the additional perspectives available in the standard Eclipse platform.

Actuate BIRT Report Studio for iServer Express	A web-based ad-hoc report authoring tool for workgroup deployments. BIRT Report Studio for iServer Express is ideal for mid-sized Business Intelligence projects who seek the benefits of collaborative reporting in a single server environment.

Actuate BIRT Report Studio for iServer	An enterprise ad-hoc web reporting environment. BIRT Report Studio for iServer harnesses the power of the Actuate iServer for access to Information Object metadata, report storage and scheduling, and scalability. BIRT Report Studio for iServer is an integral member of the collaborative reporting architecture, allowing power users to participate in report definition and evolution alongside IT, using the Actuate BIRT Designers, and end-users with Interactive Viewing.

Actuate e.Spreadsheet Engine	Provides an API-driven component that Java developers use to embed Excel reporting functionality into projects deployed from J2EE application and Web servers.

Actuate BIRT Report Engine	100% pure Java tool for extracting, formatting, and delivering data from a variety of data sources including Java objects inside applications, databases, Enterprise JavaBeans, and text files.

Formula One Active X component	Provides an API-driven, Excel-compatible spreadsheet component for building Windows applications in visual development environments such as Visual Basic and Visual C++.

The Actuate Performancesoft Suite helps high-performing organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution. In 2008, Actuate extended the Performancesoft Views application as a Software-as-a-Service (SaaS) offering called OnPerformance.

The following table sets forth the products that comprise the Actuate Performancesoft Suite.

Actuate Products	Product Description
Actuate Performancesoft Views	A Performance Management application made up of three modules: Briefing Books, Performance Views and Performance Strategy Maps.

Actuate Performancesoft Track	A Performance Management application that provides executive level insight into the activities that drive organizational performance.

Actuate Performancesoft BI	Gives Actuate Performancesoft users the ability to drill directly from any measure in their Views scorecard to the operational detail that explains that measure’s status.

Actuate OnPerformance	Actuate OnPerformance is cost effective Software-as-a-Service (SaaS) solution that securely provides relevant Key Performance Indicators (KPIs) to managers who can positively impact performance. The easy-to-use, web-based solution provides a flexible system to address specific methodologies such as Balanced Scorecard, Malcolm Baldrige, as well as operational Performance Management initiatives. At the same time, OnPerformance helps to control the costs typically associated with traditional Corporate Performance Management deployments.

Eclipse Business Intelligence and Reporting Tools Project

In August 2004, Actuate joined the Eclipse Foundation, a community committed to the implementation of a universal platform for tools integration, as strategic developer and board member. Actuate proposed a BIRT project to the Eclipse open-source community for review at the same time. The Eclipse Foundation approved the project in September 2004. Actuate is leading the development of BIRT, which culminated in the industry’s first open Business Intelligence and Reporting platform in June 2005. The second version of BIRT was released in June 2006 followed by the third version in June 2007 and the fourth version of BIRT in June of 2008. The next major version of BIRT from the Eclipse Foundation is planned for June of 2009.

Customers

Our customers operate in a wide variety of industries, including financial services, government, health care, manufacturing, pharmaceuticals, telecommunications, high technology, utilities, automotive, education, entertainment, travel, retail and others. For additional financial information regarding our business segments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto that are included elsewhere in this Form 10-K.

Sales

We sell our software and services worldwide through two primary channels: (i) directly to corporate and government customers through our direct sales force and (ii) through indirect channel partners such as original equipment manufacturers (“OEMs”), systems integrators, and resellers.

Direct Sales Organization.    Our direct sales force focuses most of its sales efforts on Global 9000 companies and public sector organizations. The direct sales process involves the generation of sales leads through Web-based marketing, direct mail, seminars and telemarketing. As part of the direct sales effort, our field sales force typically conducts demonstrations and presentations of our products to developers and managers at customer sites. Our telesales force conducts demonstrations via the Web and sells our products to new and existing customers over the phone. Actuate also has a group focused on qualifying prospective customers over the phone. We maintain sales offices in a number of locations throughout North America, Europe and Asia/Pacific.

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

Marketing

Our marketing organization is focused on generating leads, building market awareness and promoting acceptance of our Company and our products, as well as on developing strategic marketing, technology and other relationships. We have a comprehensive marketing strategy with several key components: image, awareness and credibility building, direct marketing to both prospective and existing customers, a strong Web presence, comprehensive sales support materials as well as broad-scale marketing programs in conjunction with key partners. Our corporate marketing strategy includes online advertising, search engine optimization, public relations activities, trade shows and user group meetings. We also engage in programs to work closely with industry analysts and other influential third parties. Our direct marketing activities include extensive Web-based marketing campaigns, participation in selected trade shows and conferences and targeted ongoing direct mail and email efforts to existing and prospective customers. We also offer seminars, both in-person and over the Web, to educate prospective customers about our RIAs built with our industry leading RIA-ready information platform. Finally, we have invested in building a partner and channel marketing function to conduct cooperative marketing programs with our partners.

Professional Services

Our Professional Services organization provides high value consulting services to customers developing and deploying RIAs with our products. These services include application development strategy, project management, security integration and application design. We also actively recruit and train third party consulting firms to provide consulting services for our products. Due to the critical nature of RIAs built with our industry leading RIA-ready information platform, we believe that our Professional Services group and relationships with our consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy Actuate-based applications. In addition, we offer, directly and through our network of certified training partners, classes and training programs for our products.

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

We have development centers located in San Mateo, California, Overland Park, Kansas, Shanghai, China and Toronto, Canada. Research and development expenses were $22.0 million, $21.8 million, and $21.1 million in fiscal years 2008, 2007, and 2006, respectively. We intend to continue to invest in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend on our ability to create products that directly address our customers’ needs, are of high quality, and leverage the latest technological innovations. These products must also support current and future releases of popular operating systems platforms, development languages, databases, Internet standards, and enterprise software applications. We intend to maintain and improve our current product line and to timely develop or acquire new products. Our ability to achieve future revenue growth will depend in large part on the market acceptance of our current and future products.

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

•

Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent that these vendors now or in the future, include reporting functionality with their applications or databases;

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

Most of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing RIAs or significantly increase the functionality of their existing reporting software products. We expect additional competition as other established and emerging companies enter the RIA market and new products and technologies are introduced.

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

Employees

As of December 31, 2008, we had 533 full-time employees, including 160 in sales and marketing, 155 in research and development, 111 in services and support, and 107 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage. We believe our employee relations are good. We also believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel and, in particular, executive officers.

Website Access to Actuate’s Reports

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, are available free of charge through our Web site at www.actuate.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained in our Web site is not part of this report.

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

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Ability to effectively launch new or enhanced products, including the timely education of the Company’s sales, marketing and consulting personnel with respect to such new or enhanced products.;

•	Customers delaying purchasing decisions in anticipation of new products or product enhancements;

•	Budgeting cycles of its customers;

•	Failure to successfully manage its acquisitions;

•	Defects in its products and other product quality problems;

•	Failure to successfully meet hiring needs including for qualified professional services employees and unexpected personnel changes;

•	Changes in the market segments and types of customers at which it focuses its sales and marketing efforts;

•	Changes in perpetual licensing models to term- or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale;

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis; and

•	Potential impairments of Auction Rate Securities (“ARS”), goodwill, intangibles and other investments.

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

The Company’s expense levels and any plans for expansion are based in significant part on its expectations of future revenues and are relatively fixed in the short-term. If revenues fall below expectations and the Company is unable to respond quickly by reducing its spending, the Company’s business, operating results, and financial condition could be harmed.

The Company often implements changes to its license pricing structure for all of its products including increased prices and modified licensing parameters. If these changes are not accepted by the Company’s current customers or future customers, its business, operating results, and financial condition could be harmed.

Based upon all of the factors described above, the Company has a limited ability to forecast the amount and mix of future revenues and expenses and it is likely that at some time, the Company’s operating results will fall below its estimates or the expectations of public market analysts and investors. In the event that operating results are below its estimates or other expectations, the price of the Company’s common stock is likely to decline.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that the Company’s current or future products infringe their intellectual property rights. The Company has been subject to infringement claims in the past and it expects that companies in the Business Intelligence, RIA or Performance Management software market will increasingly be subject to infringement claims as the number of products and/or competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in significant litigation and other expenses, divert management’s attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of product infringement against the Company and its failure or inability to license the infringed or similar technology could materially harm the Company’s business, operating results and financial condition.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 28%, 27% and 25% for the fiscal years 2008, 2007 and 2006, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2009. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 32%, 28%, and 37% of total revenues from license fees for fiscal years 2008, 2007 and 2006, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

Although the Company is currently investing, and plans to continue to invest, significant resources to expand and develop relationships with OEMs and resellers, it has at times experienced and continues to experience difficulty in establishing and maintaining these relationships. If the Company is unable to successfully expand this distribution channel and secure license agreements with additional OEMs and resellers on commercially reasonable terms, including significant up-front payments of minimum license fees, and extend existing license agreements with existing OEMs on commercially reasonable terms, the Company’s operating results would be adversely affected. Any inability by the Company to maintain existing or establish new relationships with indirect channel partners, including systems integrators and resellers, or, if such efforts are successful, a failure of the Company’s revenues to increase correspondingly with expenses incurred in pursuing such relationships, would materially harm the Company’s business, operating results and financial condition.

THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST ITS CURRENT AND FUTURE COMPETITORS.

The Company’s market is intensely competitive and characterized by rapidly changing technology, evolving standards and product releases by the Company’s competitors that are marketed to compete directly with the Company’s products. The Company’s competition comes in five principal forms:

•	Competition from current or future Business Intelligence software vendors such as Information Builders and MicroStrategy, each of which offers reporting products;

•

Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell as separate products or include RIA and Performance Management functionality with their applications or databases;

•

Competition from other software vendors and software development tool vendors including providers of open-source software products that may develop scalable Business Intelligence, Performance Management and RIA products;

•

Competition from the IT departments of current or potential customers that may develop scalable Business Intelligence, Performance Management and RIA products internally, which may be cheaper and more customized than the Company’s products; and

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

IF THE MARKET FOR BUSINESS INTELLIGENCE, RIA AND PERFORMANCE MANAGEMENT SOFTWARE DOES NOT GROW AS THE COMPANY EXPECTS, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company cannot be certain that the market for Business Intelligence and RIA and Performance Management software products will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for Business Intelligence and RIA and Performance Management software products declines, fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its Business Intelligence and RIA and software and Performance Management related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about Business Intelligence and RIA and Performance Management software and its products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be materially harmed.

BECAUSE THE SALES CYCLES OF THE COMPANY’S PRODUCTS ARE LENGTHY AND VARIABLE, ITS QUARTERLY RESULTS MAY FLUCTUATE.

The purchase of the Company’s products by its end-user customers for deployment within the customer’s organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond the Company’s control. These delays can arise from a customer’s internal procedures to approve large capital expenditures, budgetary constraints, the testing and acceptance of new technologies that affect key operations and general economic and political events. The sales cycle for initial orders and larger follow-on orders for the Company’s products can be lengthy and variable. Additionally, sales cycles for sales of the Company’s products to OEMs tend to be longer, ranging from 6 to 24 months or more, and may involve convincing the OEMs’ entire organization that the Company’s products are the appropriate software for their applications. This time period does not include the sales and implementation cycles of such OEMs’ own products, which can be longer than the Company’s sales and implementation cycles. Certain of the Company’s customers have in the past, or may in the future, experience difficulty completing the initial implementation of Actuate’s products. Any difficulties or delays in the initial implementation by the Company’s end-user customers or indirect channel partners could cause such customers or partners to reject the Company’s software or lead to the delay or non-receipt of future orders for the large-scale deployment of its products, in which case the Company’s business, operating results and financial condition would be materially harmed.

ADVANCES IN HARDWARE AND SOFTWARE TECHNOLOGY MAY CAUSE OUR SOFTWARE REVENUE TO DECLINE.

In the past, the Company has licensed software for a certain number of “processors” or “CPUs” to many of its customers. Advances in hardware technology, including, but not limited to, greater CPU clock speeds, multiple-core processors and virtualization, have afforded software performance gains to some customers, causing them to defer additional software purchases from the Company. The occurrence of any of these events, and other future advances, could seriously harm the Company’s business, operating results and financial condition. Use of the Company’s software on more advanced hardware than the hardware on which the software was originally installed, without payment of a transfer fee, is prohibited by the terms of applicable license agreements or Company policies. The Company intends to require compliance with such terms. As a result of its enforcement efforts, customers may defer or cease purchasing additional software or maintenance and support. The occurrence of any of these events could materially harm the Company’s business, operating results and financial condition.

IF THE COMPANY IS UNABLE TO FAVORABLY ASSESS THE EFFECTIVENESS OF ITS INTERNAL CONTROL OVER FINANCIAL REPORTING IN FUTURE PERIODS OR IF THE COMPANY’S INDEPENDENT AUDITORS ARE UNABLE TO PROVIDE AN UNQUALIFIED ATTESTATION REPORT ON SUCH ASSESSMENT, THE COMPANY’S STOCK PRICE COULD BE ADVERSELY AFFECTED.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Section 404”), the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting are ongoing. Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007, and this assessment identified a material weakness in the Company’s internal control over financial reporting related to its income tax provision. Specifically, the Company did not maintain effective controls over the review of the income tax provision calculation by someone other than the preparer. During the fiscal year 2008, the Company modified its internal control over financial reporting with respect to accounting for income taxes. The Company used a third-party tax service provider to complete the preparation, reconciliation and analysis of its income tax provision and income tax related accounts and modified its review procedures over schedules, supporting the Company’s income tax provision. As a result of these actions, management has concluded that the Company has remediated the material weakness as of the end of the period covered by this report. The Company cannot predict the outcome of its testing in future periods. If in future periods the Company concludes that its internal control over financial reporting is not effective, it may be required to change its internal control over financial reporting to remediate deficiencies, and investors may lose confidence in the reliability of its financial statements, causing the Company’s stock price to decline significantly.

SECTION 404 AND REGULATORY CHANGES HAVE CAUSED THE COMPANY TO INCUR INCREASED COSTS AND OPERATING EXPENSES, INCLUDING ADDITIONAL COST AND EXPENSES ASSOCIATED WITH HIRING QUALIFIED PERSONNEL TO COMPLY WITH SUCH REGULATORY REQUIREMENT.

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

In addition, any acquisitions made by the Company will also put a significant strain on its management, information systems and resources. Any expansion of the Company’s international operations will lead to increased financial and administrative demands associated with managing its international operations and managing an increasing number of relationships with foreign partners and customers and expanded treasury functions to manage foreign currency risks, all of which will require the Company to incur additional cost to implement necessary changes to maintain effective internal controls over financial reporting.

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

The Company has developed a BIRT open source product through its involvement in the Eclipse Foundation. The Company hopes that BIRT and a commercialized version of BIRT will be widely adopted by Java developers and will result in such developers recommending to their employees and customers that they license the Company’s commercially available products. If BIRT does not achieve market acceptance and result in promoting sales of commercially available products, the Company’s business, operating results and financial condition may be harmed.

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

THE COMPANY’S INTERNATIONAL OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS.

A substantial portion of the Company’s revenues is derived from international sales. International operations and sales are subject to a number of risks, any of which could harm the Company’s business, operating results and financial conditions. These risks include the following:

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

The Company’s future success depends upon the continued service of its executive officers and other key engineering, sales, marketing and customer support personnel. None of its officers or key employees is bound by an employment agreement for any specific term. If the Company loses the service of one or more of its key employees, or if one or more of its executive officers or key employees decide to join a competitor or otherwise compete directly or indirectly with it, it could have a significant adverse effect on the Company’s business.

In addition, because experienced personnel in the Company’s industry are in high demand and competition for their talents is intense, the Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Accounting standards require the expensing of stock options, which impairs the Company’s ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract and retain key personnel in the future.

CHANGES IN OR INTERPRETATIONS OF, ACCOUNTING STANDARDS COULD RESULT IN UNFAVORABLE ACCOUNTING CHARGES.

The Company prepares its Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting standards. The Company’s accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	Software revenue recognition;

•	Accounting for income taxes;

•	Accounting for business combinations and related goodwill;

•	Accounting for stock issued to employees; and

•	Assessing fair value of financial and non-financial assets.

A change in accounting standards applicable to us can have a significant effect on the Company’s reported results and may even retroactively affect previously reported transactions.

THE COMPANY MAY BE UNABLE TO SUSTAIN OR INCREASE ITS PROFITABILITY.

While the Company was profitable in its last five fiscal years, it incurred net losses during fiscal year 2003 and 2002. Its ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in its business. It expects its operating expenses to increase as its business grows, and it anticipates that it will make investments in its business. Therefore, the Company’s results of operations will be harmed if its revenues do not increase at a rate equal to or greater than increases in its expenses or are insufficient for it to sustain profitability.

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

IF THE COMPANY’S PRODUCTS CONTAIN MATERIAL DEFECTS, ITS REVENUES MAY DECLINE.

Software products as complex as those offered by the Company often contain errors or defects, particularly when first introduced, when new versions or enhancements are released and when configured to individual customer computing systems. The Company currently has known errors and defects in its products. Despite testing conducted by the Company, if additional defects and errors are found in current versions, new versions or enhancements of its products after commencement of commercial shipment, or if such errors or defects cannot be cured or repaired timely, it could result in the loss of revenues or a delay in market acceptance or an increase in the rate of return of the Company’s products. The occurrence of any of these events could materially harm the Company’s business, operating results and financial condition.

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

THE PROTECTION OF OUR PROPRIETARY RIGHTS MAY BE INADEQUATE.

The Company has a small number of issued and pending U.S. patents expiring at varying times ranging from 2015 to 2020. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company licenses its software pursuant to click-wrap or signed license agreements that impose certain restrictions on licensees’ ability to utilize the software. In addition, the Company seeks to avoid disclosure of its intellectual property, including by requiring those persons with access to its proprietary information to execute confidentiality agreements with the Company and by restricting access to its source code. The Company takes precautions to protect our software, certain documentation, and other written materials under trade secret and copyright laws, which afford only limited protection.

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

CERTAIN OF THE COMPANY’S CHARTER PROVISIONS AND DELAWARE LAW MAY PREVENT OR DETER A CHANGE IN CONTROL OF ACTUATE.

The Company’s Certificate of Incorporation, as amended and restated (the “Certificate of Incorporation”), and Bylaws, as amended and restated (“Bylaws”), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions authorizing the issuance of “blank check” preferred stock, eliminating the ability of stockholder to act by written consent and requiring stockholders to provide advance notice for proposals and nomination of directors at stockholder meetings. In addition, certain provisions of Delaware law and the Company’s stock option plans may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of the Company’s common stock.

DEPENDENCE ON THE FINANCIAL SERVICES INDUSTRY COULD SIGNIFICANTLY AFFECT THE COMPANY’S REVENUES.

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

IF THE RECENT CREDIT MARKET CONDITIONS CONTINUE OR DETORIATE FURTHER, IT COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR INVESTMENT PORTFOLIO.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues throughout fiscal year 2008. This led to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are other than temporarily impaired. This could have a material adverse impact on our results of operations and financial condition.

Our investment portfolio includes Auction Rate Securities (“ARS”) which are investments with contractual maturities. They are usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS held by us are primarily backed by highly rated municipal issuers. As of December 31, 2008, we had $16.4 million invested in ARS which included a realized loss of approximately $84,000 related to the difference between the gains recognized on the Put Option and the realized loss on the $16.5 million (par value) portion of our ARS portfolio.

All ARS are classified as long-term investments at December 31, 2008 regardless of the underlying reset date. The ARS are investments with long-term contractual maturities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates.

In November 2008, we elected to participate in a rights offering by UBS AG (“UBS”), our investment broker, which provides us with rights (the “Put Option”) to sell UBS $16.5 million of our ARS portfolio at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS.

The ARS investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, we exercise the “Put Option”, or a buyer is found outside of the auction process. All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intends to hold these ARS investments until a recovery of the auction process, until we exercise the Put Option, or until maturity.

If we need to access the funds associated with ARS but are unable to do so, our operations and financial position could be materially harmed.

WE HAVE SUBSTANTIAL INDEBTNESS AND DEBT SERVICE REQUIREMENTS.

On November 2, 2008, Actuate entered into a four year revolving line of Credit Agreement with Wells Fargo Foothill, LLC (“Wells Fargo”) as the arranger, administrative agent and lender (the “Credit Agreement”). The Credit Agreement was effective as of November 3, 2008. The Company used $30.0 million of the proceeds from the Credit Agreement in the tender offer it completed in December 2008 and for working capital, issuance of commercial and standby letters of credit, capital expenditures and other general corporate purposes. At December 31, 2008, our outstanding debt under the Credit Agreement was approximately $30 million.

The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but in any event not to exceed 80% of the Company’s Trailing Recurring Revenue (as defined in the Credit Agreement). Interest will accrue based on a floating rate based on, at the Company’s election, (i) LIBOR or (ii) the greater of (a) the Federal Funds Rate plus an applicable margin or (b) Wells Fargo’s prime rate, in each case, plus an applicable margin based on the outstanding balance of the amount drawn down under the Credit Agreement. If the Company’s borrowings and letter of credit usage plus any bank product reserves established by Wells Fargo exceeds 80% of its Trailing Recurring Revenue (as defined in the Credit Agreement), or if the sum of available funds under the Credit Agreement plus Qualified Cash (as defined in the Credit Agreement) is less than $10,000,000, the Company will be required to meet certain EBITDA targets and be subject to a limit on annual capital expenditures, subject to a cure mechanism described in the Credit Agreement. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Credit Agreement includes limitations on the Company’s ability to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Credit Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Credit Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations and foreclose on all collateral.

Because of our indebtedness, a significant portion of our cash flow from operations is and will be required for debt service. Our levels of debt could have negative consequences for us. You should note that:

•	a substantial portion of our cash flow is, and will be, dedicated to debt service and is not, and will not be, available for other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes may be impaired in the future;

•	certain of our borrowings are, and will be, at variable rates of interest, which may expose us to the risk of increases in interest rates; and

•

our level of indebtedness could make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

We believe that cash flows from operations will be sufficient to meet our current debt service requirements for interest and any required prepayments under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to issue additional debt or equity securities, refinance our obligations, or take other actions in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at. Failure to do so may cause an event of default under the Credit Agreement, which will have a material adverse effect on our business, operating results and financial conditions.

OUR DEBT COVENANTS RESTRICT OUR FINANCIAL AND OPERATIONAL FLEXIBILITY.

As discussed above, the Credit Agreement contains a number of financial covenants, which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. Our ability to meet the financial ratios can be affected by operating performance or other events beyond our control, and we cannot assure you that we will meet those ratios and failure to do so may cause an event of default under the Credit Agreement. Our indebtedness under the Credit Agreement is secured by a lien on substantially all of our assets and of our subsidiaries, by a pledge of our operating and license subsidiaries’ stock and by a guarantee of our subsidiaries. If the amounts outstanding under the Credit Agreement were accelerated due to an event of default, the lenders could proceed against such available collateral by forcing the sales of these assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Actuate’s properties consist of leased facilities for sales and marketing, research and development, services and support and administrative personnel. Actuate’s headquarters facilities consist of approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. The lease on these headquarter facilities will expire in July 2012. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in April 2011 and this facility is entirely being subleased. Actuate also leases office facilities in various locations in the United States and abroad. All facilities are leased under operating leases.

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

Our common stock is traded on The Nasdaq Global Market under the symbol “ACTU” and has been traded on Nasdaq since Actuate’s initial public offering in 1998. The following table sets forth the high and low closing sales prices of our common stock during the last two fiscal years:

	High	Low
First Quarter of Fiscal 2007	$5.80	$4.89
Second Quarter of Fiscal 2007	$6.79	$5.28
Third Quarter of Fiscal 2007	$7.09	$5.92
Fourth Quarter of Fiscal 2007	$8.79	$6.51
First Quarter of Fiscal 2008	$7.81	$3.93
Second Quarter of Fiscal 2008	$5.00	$3.88
Third Quarter of Fiscal 2008	$4.56	$3.39
Fourth Quarter of Fiscal 2008	$3.50	$2.20

According to the records of our transfer agent, as of February 17, 2009, Actuate had 103 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include, as one record holder each such brokerage house or clearing agency). We believe we had approximately 8,700 beneficial owners of our common stock. On February 27, 2009, the closing price of our common stock was $3.58 per share.

We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

Performance Graph

The following performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or the liabilities of section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The following graphs compare:

I.	The cumulative total stockholder return on the common stock of the Company from December 31, 2003 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 31, 2008 (the last trading day of the fiscal year ended December 31, 2008) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Index”) and (ii) the RDG Software Composite Index (the “RDG Software Index”). This graph assumes the investment of $100 on December 31, 2003 in the common stock of the Company, the Nasdaq Index and the RDG Software Index.

II.	The cumulative total stockholder return on the common stock of the Company from December 31, 2007 to December 31, 2008 with the cumulative total return of (i) the Total Return Index for the “Nasdaq Index” and (ii) the “RDG Software Index”. This graph assumes the investment of $100 on January 1, 2008 in the common stock of the Company, the Nasdaq Index and the RDG Software Index.

The comparisons in the graphs above are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
October 1, 2008–October 30, 2008	—	—	—	—
November 1, 2008–November 30, 2008	—	—	—	—
December 1, 2008–December 31, 2008	17,142,857	$3.50	17,142,857	—

Total	17,142,857		17,142,857

On November 3, 2008, the Company announced its intention to commence a “modified Dutch auction” tender offer to purchase up to $60.0 million worth of its common stock, at a price per share not less than $3.15 and not greater than $3.50. On December 29, 2008, the Company announced the final results of its tender offer and purchased and paid for 17,142,857 shares at $3.50 per share for a total cost of $60.0 million.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with the Consolidated Financial Statements and Notes thereto that are included elsewhere in this Form 10-K. The Consolidated Statements of Income data for the years ended December 31, 2008, 2007 and 2006 and the Consolidated Balance Sheets data at December 31, 2008 and 2007 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Income data for the years ended December 31, 2005 and 2004 and the Consolidated Balance Sheets data as of December 31, 2006, 2005 and 2004 are derived from audited Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, excepts share and per share data)
Consolidated Statement of Income Data:
Revenues:
License fees	$39,989	$53,216	$46,919	$36,939	$42,703
Maintenance	76,695	71,336	63,145	52,671	45,419
Professional services and training	14,306	16,074	18,505	16,791	16,535

Total revenues	130,990	140,626	128,569	106,401	104,657

Costs and expenses:
Cost of license fees	1,396	1,997	2,095	2,294	3,417
Cost of services	23,330	24,927	27,914	23,723	24,763
Sales and marketing	51,830	55,312	49,009	37,070	41,296
Research and development	22,035	21,826	21,055	16,533	19,847
General and administrative	18,470	17,784	16,026	13,115	10,856
Amortization of other intangibles	948	948	948	487	1,110
Purchased in-process research and development	—	—	900	—	—
Restructuring charges	1,506	1,686	16	665	2,006

Total costs and expenses	119,515	124,480	117,963	93,887	103,295

Income from operations	11,475	16,146	10,606	12,514	1,362
Interest and other income, net	785	3,155	2,217	1,436	822

Income before income taxes	12,260	19,301	12,823	13,950	2,184
Provision (benefit) for income taxes	(1,318)	(863)	(974)	2,359	886

Net income	$13,578	$20,164	$13,797	$11,591	$1,298

Basic net income per share (1)	$0.23	$0.33	$0.23	$0.19	$0.02

Shares used in basic net income per share calculation (1)	60,025	60,838	60,375	61,057	61,577

Diluted net income per share (1)	$0.21	$0.29	$0.21	$0.18	$0.02

Shares used in diluted net income per share calculation (1)	65,049	68,722	66,814	63,269	65,202

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$58,441	$68,415	$60,079	$54,397	$47,273
Working capital	20,701	54,045	37,298	38,889	30,362
Total assets	150,512	169,908	147,589	111,581	105,455
Long-term liabilities, less current portion	38,278	10,712	10,532	10,996	14,325
Stockholders’ equity	56,248	100,973	77,810	55,368	46,945

(1)	See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing net income per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The software industry is currently experiencing significant challenges, primarily due to a deteriorating macroeconomic environment, which is primarily characterized by diminished product demand. As a result of this downturn, some of our customers may face financial challenges in fiscal 2009. It is unclear when the macroeconomic environment may improve. We are seeing increasing pressures on our customers’ Information Technology budgets, and therefore our customers are looking for more flexibility in the type of software and the timing of such purchases. The current economic downturn in our customers’ industries has contributed to the reduction in our license revenues and could continue to adversely impact our future business, operating results and financial condition.

Facing uncertainty and cost pressures in their own businesses, some of our customers are waiting to purchase our products and are increasingly seeking purchasing terms and conditions that are less favorable to us. This trend has partially contributed to lower license revenues for fiscal 2008 and this trend may continue in fiscal 2009.

Our customers may also experience adverse changes in their business and, as a result, may delay or default on their payment obligations, file for bankruptcy or modify or cancel plans to license our products. If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Additionally, our customers may seek to renegotiate existing contractual commitments. Though we have not yet experienced any unusual levels of defaults, any material payment default by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results.

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

Fiscal Year 2008

Our total revenues for fiscal year 2008 were $130.9 million, which were approximately 7% lower than our prior fiscal year revenues of $140.6 million. License revenues decreased by 25% from $53.2 million in fiscal year 2007 to $39.9 million in fiscal year 2008. The decrease was primarily due to unfavorable economic conditions that began in late fiscal 2007 and continue to adversely impact the financial services industry, a key component of Actuate’s customer portfolio. This decrease in license revenue was partially offset by a 4% increase in services revenues. This increase was primarily driven by maintenance and support revenues that continue to grow as our installed base increases. For fiscal year 2008, we reported net income of $13.6 million or $0.21 per diluted share compared to net income of $20.2 million or $0.29 per diluted share in fiscal year 2007. This decrease in net income was driven primarily by the lower license revenues over the same period last year. Our operating margin decreased from $16.1 million or 11% of total revenues in fiscal year 2007 to $11.5 million, or 9% of total revenues in fiscal year 2008. Our operating margins were negatively impacted by approximately $360,000 as a result of fluctuations in foreign currency exchange rates which positively impacted our revenues by approximately $110,000 and negatively impacted our expenses by approximately $470,000 for fiscal year 2008.

In order to size the operations to meet the expected business and economic environment for our products, we implemented a restructuring plan during the second half of the year to eliminate 46 positions held by Actuate employees primarily in North America. This restructuring impacted all functional areas. The reduction in force was completed in fiscal year 2008. The restructuring plan also resulted in the recognition of costs related to the consolidation of facilities, the cancellation of certain lease contracts and the write-off of fixed assets located at facilities that have been vacated.

In early November of 2008, we entered into a revolving Credit Agreement with Wells Fargo Foothill, LLC (“WFF”), part of Wells Fargo & Company. The Credit Agreement provided for a revolving line of credit in the principal amount of up to $50 million and was arranged in anticipation of a stock buyback through a “modified Dutch auction” tender offer in December 2008. The tender offer was successfully completed in late December 2008 and resulted in repurchase of approximately 17.1 million shares at a price of $3.50 per share. The offering resulted in a total cost of $60 million and was equally funded with both cash reserves and borrowings from the Credit Agreement with WFF. Prior to the commencement of the tender offer in the fourth quarter of fiscal year 2008, we had repurchased an additional 2.6 million shares through our accelerated stock buy back program that was authorized by our Board in early February 2008.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during fiscal 2008. This led to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are other than temporarily impaired. This could materially adversely impact our results of operations and financial condition.

We own investments in marketable securities that have been designated as “available for sale” or “trading securities” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in

“Accumulated Other Comprehensive Income (Loss),” a component of Stockholders’ Equity. Trading securities are carried at fair value with unrealized gains and losses reported in results of operations.

At December 31, 2008, we held $16.5 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 28 days. Prior to February 2008, the securities had historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At December 31, 2008, all of the ARS we held were AAA/Aaa rated, with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

In November 2008, we elected to participate in a rights offering by UBS, our investment broker, which provides us with rights (the “Put Option”) to sell UBS $16.5 million of our ARS portfolio at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, we are permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. We classified the Put Option as a non-current security. As such, we recorded a net realized loss of approximately $84,000 related to the difference between the gain recognized on the Put Option and the realized loss on the $16.5 million (par value) portion of our ARS portfolio.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through December 31, 2008, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing ARS and the legal settlements we have entered into with UBS. However, it could take until final maturity of the ARS (up to 39 years) to realize our investments’ par value. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of December 31, 2008.

Since February 2008, most ARS auctions have failed for these securities and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited non-existent. In the event the Company needs to access these funds, it will not be able to do so without a loss of principal, unless a future auction on these investments is successful. The Company has reduced the carrying value of these ARS investments as of December 31, 2008 through a charge to other income/(expense). This reduction was largely offset by a gain recognized on the Put Option described above. The net reduction amounted to approximately $84,000. The Company will evaluate these investments on a quarterly basis. For additional discussion please refer to the Note 4 of our Consolidated Financial Statements.

During the first half of fiscal year 2008, we recorded facility related restructuring charges totaling $271,000. These charges primarily related to lease exit costs associated with our South San Francisco facility; the closure of one of the three floors in our Toronto, Canada facility and the consolidation of our Vienna, Virginia facilities into one location. We also incurred approximately $132,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries.

During the second half of fiscal year 2008, we recorded approximately $1.1 million in costs consisting of severance, benefits and related legal fees when we initiated a restructuring of our North America sales force to size the operation to meet the expected business and economic environment. This restructuring resulted in workforce reductions of 46 total personnel and was concentrated mainly in North America across all levels of the sales organization.

All restructuring charges were accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

Our total headcount at the end of fiscal year 2008 was 533 compared to 581 employees at the end of last year.

Fiscal Year 2009

A significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions starting in late fiscal 2007 have adversely impacted the financial services industry throughout fiscal 2008. If this trend continues into 2009, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations. We currently anticipate that our total revenues in fiscal year 2009 will be lower than those levels experienced in fiscal year 2008, and fiscal year 2009 license revenues may decrease by as much as 20% from fiscal year 2008 levels.

During fiscal year 2009, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in the fiscal year 2009, particularly among financial services companies in the United States. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, RIA and Performance Management software purchases into fewer suppliers. Finally, we expect to experience vigorous competition in the RIA market. Several of our competitors have released products that are marketed to be directly competitive with our RIA offerings. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the RIA market will be vigorous in the near future.

For fiscal year 2009, we will continue to pursue the strategic initiatives to improve revenue growth that we began introducing in fiscal year 2004 as well as an initiative related to Performance Management, which we introduced in fiscal 2007. These initiatives are as follows:

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

•

Selling to Global 9000 Corporations in the Financial Services Sector—We are continuing to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We anticipate a negative impact of the ongoing credit crunch on the Financial Services sector in 2009. However, we believe that once the short term issues in Financial Services are resolved, the industry will once again lead in the adoption of RIA both inside and outside the firewall.

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

Critical Accounting Policies, Judgments and Estimates

General.    The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, valuation and impairment of investments, stock-based compensation, accounting for income taxes, contingencies, restructuring and integration costs, impairment of goodwill, intangible assets and long-lived assets have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies.

We discuss below the critical accounting estimates associated with these policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Fair Value of Financial Instruments and Concentration of Credit Risk.    Carrying amounts of our financial instruments including accounts receivable, accounts payable, accrued liabilities and long term debt approximate fair value. The fair values of our cash equivalents, available-for-sale investments in marketable securities and derivative instruments are detailed further in Note 4 of the Consolidated Financial Statements.

Stock-based Compensation.    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method, in which compensation cost was recognized based on the requirements of SFAS 123R for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. FAS 123R requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility is based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate is based primarily upon historical experience. To the extent we revise this estimate in the future. Our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. Our estimate of the expected term of options granted is derived from historical share option exercise experience. In the future, we may change our estimate of the expected term. This change could impact the fair value of our options granted in the future.

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

For fiscal year 2008, we continue to believe there is sufficient positive evidence to support the utilization of our deferred tax assets. This positive evidence includes the continued experience of generating net income and positive projections of future U.S. and foreign net income. We believe this constitutes significant positive evidence which indicates that there is no need for a valuation allowance related to certain deferred tax assets. We do have certain deferred tax assets that require a valuation allowance. A portion of our deferred tax assets are related to foreign net operating losses where there is sufficient negative evidence to require a valuation allowance. The remaining deferred tax assets that have a valuation allowance are related to research and development tax credits which have been previously benefited on a book basis. A valuation allowance on these deferred tax assets is required until the credits are actually utilized. At future dates, if sufficient positive evidence exists with regards to the foreign deferred tax assets and it is “more likely than not” that the benefit will be realized with respect to the remaining deferred tax assets, we will release a portion of the remaining valuation allowance. This adjustment to the valuation allowance depending on the respective deferred tax assets would decrease tax expense, reduce goodwill or intangibles and/or increase shareholder’s equity in the period such a determination was made. Likewise, if there is a reduction in the projection of future U.S. and foreign net income and significant negative evidence exists, we would be required to increase the valuation allowance with respect to specific deferred tax assets. An increase in the valuation allowance depending on the respective deferred tax assets would increase tax expense, increase goodwill or intangibles or decrease shareholder’s equity in the period such a determination was made.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Under FIN 48, only income tax positions that meet the “more likely than not” recognition threshold may be recognized in the financial statements. An income tax position that meets the “more likely than not” recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

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

On October 3, 2008, Congress enacted H.R. 1424, the Emergency Economic Stabilization Act of 2008 (“the Act”). The Act renewed the federal R&D credit (which previously expired on December 31, 2007) through 2009. The R & D credits calculated in the income tax provision are estimates based on the expected final calculations which will be completed at the time the federal and California income tax returns are finalized.

Contingencies.    We are or have been engaged in legal actions arising in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in litigation or settlement strategy for a particular matter.

Accrual for Restructuring Charges.    During the fiscal years ended December 31, 2008, and 2007 we incurred certain restructuring charges that were a combination of reductions in workforce, exits of idle facilities and disposals of fixed assets. These restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

In-process research and development.    We have recorded in-process research and development as a component of our acquisitions. At the time of these acquisitions, SFAS 141 “Business Combinations” was the relevant guidance. Subsequently, SFAS 141R was issued which alters the treatment of in-process research and development in accounting for business combinations. However, SFAS 141R treatment is only applicable prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.

In adherence to SFAS 141, we reviewed our acquisitions and determined if there were any intangible assets relating to purchased in-process research and development. Projects that had not achieved technological feasibility and had no alternative future use were valued at fair market value using a discounted cash flow analysis and were expensed in the Consolidated Statement of Income on the date of acquisition. We used a discount rate that reflected the development stage of the technology and the risks associated with attaining full technological and commercial feasibility. When we valued in-process research and development, we had to make a number of estimates, including the timing and amounts of future cash flows to be generated as a result of the projects, how close the projects were to technological feasibility and how much risk and cost were involved in finalizing the projects. It was reasonably likely that our estimates for these amounts would differ from actual results, in which case our in-process research and development charge may have been over- or under-valued, which would also have resulted in an under- or over-valuation of our goodwill.

Valuation of Goodwill and Other Purchased Intangible Assets.    We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, customer lists, non-compete agreements, experienced workforce, and trademarks. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets, or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If the assessment indicates that the intangible asset is not recoverable, we will reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. As of December 31, 2008 the net carrying amount of our intangible assets was $1.8 million.

We evaluate goodwill at least annually for indications of impairment based on our fair value as determined by our market capitalization in accordance with Statement of Financial Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We completed our annual impairment test in the fourth quarter of fiscal year 2008 and determined that there was no impairment.

Valuation of Minority Interest in Actuate Japan.    The minority shareholders of Actuate Japan have the non-expiring option to put their equity interest (“Minority Interest”) in Actuate Japan to the Company and the Company has the option to call the Minority Interest. The Minority Interest as of December 31, 2008 was approximately 12% of the total equity interest. If the Minority Interest Shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $584,000 to purchase these shares. The Company will record a liability, if any, at the time that the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put and call option, the Company would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. The Company performs a periodic review of the value of the Minority Interest. This review may include making assumptions regarding projected future cash flows and discount rates. Variances in these assumptions could have a significant impact on the Company’s conclusion as to whether it is necessary to record a liability. As of December 31, 2008, the Company concluded that it was not necessary to record a liability. The Company consolidated 100% of the operating results of Actuate Japan and all investments in the subsidiary are eliminated in consolidation. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise its put option.

Recoverability of Long-Lived Assets.    The Company evaluates the recoverability of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment. At some point in the future, we may determine that our long-lived assets are impaired. The timing of such impairment may result in charges to our Consolidated Statement of Income to reduce the value of the asset carried on our Consolidated Balance Sheet to its estimated fair value. We determine whether we need to record an impairment charge based on various assumptions and estimates. Assumptions and estimates about future values can be complex and are often subjective. Although we believe the assumptions and estimates we have made in the past have been reasonable, different assumptions and estimates could materially affect our reported financial results.

Results of Operations

The following table sets forth certain Consolidated Statement of Income data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Revenues:
License fees	31%	38%	36%
Maintenance	58	51	49
Professional services and training	11	11	15

Total revenues	100	100	100

Costs and expenses:
Cost of license fees	1	1	2
Cost of services	18	18	22
Sales and marketing	39	39	38
Research and development	17	16	16
General and administrative	14	13	12
Amortization of other intangibles	1	1	1
Purchased in-process research and development	—	—	1
Restructuring charges	1	1	—

Total costs and expenses	91	89	92

Income from operations	9	11	8
Interest and other income, net	—	2	2

Income before income taxes	9	13	10
Benefit from income taxes	(1)	(1)	(1)

Net income	10%	14%	11%

Revenues

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2008	2007	2006	2007 to 2008		2006 to 2007
(dollars in thousands)

$130,990	$140,626	$128,569	$(9,636)	(7)%	$12,057	9%

Our revenues are derived from license fees and services, which include software maintenance and support, consulting, and training. The decrease in total revenue for fiscal year 2008 compared to fiscal year 2007 was primarily due to lower demand for our products as a result of unfavorable economic conditions that began in late fiscal year 2007 and continue to adversely impact the financial services industry, a key component of our customer portfolio. As a result, license sales experienced a decline of approximately 25% over the prior year.

We experienced declines in license sales across most of our sales regions including 22% or approximately $7.9 million in North America and 31% or approximately $5.2 million outside North America. Professional services revenues decreased 11% and was primarily the result of the continued increase in the adoption of BIRT-based projects by our customers which do not result in professional service revenues to the same extent as the Company’s traditional designer products. Our BIRT-related business increased by approximately 90% over the same period last year. The success of the Company’s BIRT initiative therefore results in a downward trend in the Company’s revenue from professional services, as seen during the last two fiscal years. Our BIRT related business is expected to grow at a rate of approximately 30% in fiscal year 2009.

These decreases in license and consulting revenues were partially offset by an 8% or $5.4 million increase in maintenance and support revenues over the same period last year. Of this increase in maintenance and support revenues, the majority was attributable to normal growth in support for our installed base. Since our existing renewal rate remains high, we anticipate maintenance revenues to continue to grow in 2009 regardless of software license growth.

For fiscal year 2008 we managed to close approximately 270 transactions in excess of $100,000 compared to 290 in fiscal year 2007. In addition, we recognized license revenue of $1.0 million or more on 4 transactions during fiscal year 2008 compared to 8 transactions in fiscal year 2007. The number of orders greater than $1.0 million has historically ranged from none to three per quarter. We do not expect to rely on any one customer for our future business.

The increase in total revenue for fiscal year 2007 compared to fiscal year 2006 was primarily due to an increase in demand and a wider acceptance of our products by Global 9000 customers (companies with annual revenues greater than $1.0 billion). This wider acceptance resulted in an increase in the number of large dollar value license deals (deals in excess of $1.0 million) over fiscal year 2006. We experienced a 13% increase in our maintenance and support revenues. Approximately 37% of this increase related to a transaction with a customer who was out of compliance with its maintenance agreement and accordingly paid back maintenance. We also experienced a 31% growth in international license sales. Finally, the expansion of our BIRT initiative and application of our Business Intelligence, Performance Management and Reporting products and services resulted in the expansion of our products across more diverse industry groups in fiscal year 2007 including retail, government, technology and health care.

No single customer accounted for more than 10% of our total revenues for any of the periods presented.

License Fees

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2008	2007	2006	2007 to 2008		2006 to 2007
(dollars in thousands)

$39,989	$53,216	$46,919	$(13,227)	(25)%	$6,297	13%

The 25% decrease in license revenues for fiscal year 2008 over the same period in the prior year was primarily due to weak macro economic conditions that began in late fiscal year 2007 and continue to adversely impact the financial services industry, a key component of Actuate’s customer portfolio. We experienced the sharpest decrease in license revenues over the previous fiscal year in Europe where software sales declined by 36% or approximately $5.4 million when compared to the same period last year. We also experienced a decrease in North America license sales of 22% or approximately $7.9 million from fiscal year 2007 to 2008.

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

License Revenue

(dollars in thousands)	Year Ended December 31,			2007 to 2008		2006 to 2007
	2008	2007	2006	$ Change	% Change	$ Change	% Change
North America	$28,531	$36,503	$34,188	$(7,972)	(22)%	$2,315	7%
Europe	9,732	15,122	10,519	(5,390)	(36)%	4,603	44%
APAC	1,726	1,591	2,212	135	8%	(621)	(28)%

Total license revenue	$39,989	$53,216	$46,919	$(13,227)	(25)%	$6,297	13%

Percentage of total revenue:	31%	38%	36%

North America accounted for approximately 71% of the total license revenue while Europe and Asia Pacific regions combined accounted for 29% of the total license revenues for fiscal year 2008. For the same period last year, North America accounted for approximately 69% of the total license revenue while the Europe and Asia Pacific regions combined accounted for 31% of the total license revenues. Total license revenues were positively impacted by approximately $110,000 due primarily to the strength of the Asian currencies against the U.S. dollar. As a percentage of total revenues, license fee revenues decreased from 38% in the fiscal year 2007 to 31% in fiscal year 2008.

The European region realized the most significant license revenue growth in fiscal year 2007 from fiscal year 2006. Approximately $2.2 million of this growth was due to exchange rate fluctuations as a result of the strength of the Euro and the British Pound against the U.S. dollar. As a percentage of total revenues, license fee revenues increased from 36% in the fiscal year 2006 to 38% in fiscal year 2007.

Services Revenue

(dollars in thousands)	Year Ended December 31,			2007 to 2008		2006 to 2007
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Maintenance	$76,695	$71,336	$63,145	$5,359	8%	$8,191	13%
Professional services & training	14,306	16,074	18,505	(1,768)	(11)%	(2,431)	(13)%

Total services revenue	$91,001	$87,410	$81,650	$3,591	4%	$5,760	7%

Percentage of total revenue:	69%	62%	64%

Services revenue is comprised of maintenance and support, professional services, and training. The 4% increase in services revenues was driven by the growth in our maintenance and support revenues, which continued to increase in fiscal year 2008. The fourth quarter of 2007 included an unusually large $2.5 million maintenance catch-up transaction. Excluding this one time transaction for back maintenance, fiscal year 2008 maintenance revenue increased by 12% over fiscal year 2007. The increase in the installed base was evidenced by the fact that in fiscal year 2008 we were supporting a large percentage of the $53.2 million in licenses sold in fiscal year 2007, while our maintenance declination rate has remained consistent as we continue to experience high renewal rate from our existing customers.

The decrease in professional services revenues was primarily the result of the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products. Our BIRT-related business increased by approximately 90% over the same period last year. The success of the Company’s BIRT initiative therefore results in a downward trend in the Company’s revenue from professional services, as seen during the last two fiscal years. Due to this increased trend in BIRT-related business, we continued to experience reductions in our services headcount in fiscal year 2008 versus the same period last year.

By region, Europe accounted for the highest increase in services revenues for 2008. These increases were due primarily to the growth in our installed base of customers under maintenance plans in that region.

The growth in services revenues for fiscal year 2007 versus fiscal year 2006 was primarily attributed to the increase in our maintenance and support revenues driven by a continued growth in our installed base of customers under maintenance plans. The increase in the installed base was evidenced by the fact that in fiscal year 2007 we supported a large percentage of the $46.9 million in licenses sold in fiscal year 2006, while our maintenance declination rate has remained consistent. In addition, we concluded a transaction in the fourth quarter of fiscal year 2007 with one of our customers who was out of compliance on their maintenance agreements. This arrangement brought the customer current on their maintenance and included approximately $2.5 million of revenue related to maintenance periods preceding fiscal year 2007, but was recognized in fiscal year 2007. The amount related to the prior year was less than 2% of 2007 total revenue. The increase in maintenance revenue was offset by a 13% decrease in professional services revenues. This decrease was primarily the result of the increase in the adoption of BIRT-based projects by our customers which do not generate professional service revenues to the same extent as the Company’s traditional designer products. The success of the Company’s BIRT initiative therefore resulted in a reduction in the Company’s revenue from professional services during the year.

The following table represents our services revenues by region (in thousands):

Services Revenues

(dollars in thousands)	Year Ended December 31,			2007 to 2008		2006 to 2007
	2008	2007	2006	$ Change	% Change	$ Change	% Change
North America	$65,578	$66,106	$62,767	$(528)	(1)%	$3,339	5%
Europe	22,747	18,717	16,160	4,030	22%	2,557	16%
APAC	2,676	2,587	2,723	89	3%	(136)	(5)%

Total services revenue	$91,001	$87,410	$81,650	$3,591	4%	$5,760	7%

Percentage of total revenue:	69%	62%	64%

Costs and Expenses

Cost of License Fees

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2008	2007	2006	2007 to 2008		2006 to 2007
(dollars in thousands)

$1,396	$1,997	$2,095	$(601)	(30)%	$(98)	(5)%

(Percent of license revenue)
3%	4%	4%

Cost of license fees consists primarily of salaries, production costs including printing and packaging, amortization of purchased technologies, third party royalty fees and localization costs. The decreases in cost of license fees in absolute dollars for fiscal year 2008, compared to the prior year, was due primarily to full amortization of purchased technologies totaling approximately $340,000 in fiscal year 2008 relating to our acquisition of Nimble Technologies, which was acquired in fiscal year 2003.

The decrease in cost of license fees for fiscal year 2007 as compared to fiscal year 2006 was not significant.

We currently expect our cost of license fees, as a percentage of revenues from license fees, to remain between 2% and 4% of revenues from license fees for fiscal year 2009.

Cost of Services

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2008	2007	2006	2007 to 2008		2006 to 2007
(dollars in thousands)

$23,330	$24,927	$27,914	$(1,597)	(6)%	$(2,987)	(11)%

(Percent of services revenue)
26%	28%	34%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services.

The decrease in cost of services in fiscal year 2008 as compared to fiscal year 2007 was primarily driven by a 23% decrease in our consulting headcount which consequently resulted in reductions in employee salaries, associated benefits and employee travel costs totaling approximately $1.5 million. This decrease was primarily driven by the adoption of BIRT-based projects by our customers. BIRT-based projects do not generate professional service revenues to the same extent as the Company’s traditional designer products. We also realized reductions in facilities related charges of approximately $300,000 due partially to the closure of our service facility in Iselin, New Jersey in the second half of fiscal year 2007. These reductions were offset by an approximately $200,000 increase in third party consulting fees as demand for Actuate’s professional services engagements during the first half of fiscal year 2008 exceeded the supply of in-house consultants.

The decrease in cost of services in fiscal year 2007 as compared to fiscal year 2006 was primarily due to a reduction in headcount from 141 employees at the end of fiscal year 2006 to 118 employees at the end of fiscal year 2007. In addition, in fiscal year 2007 we also made a shift in company practice to reduce the use of outside third party consultants, thereby reducing costs. Third party consulting revenue decreased by 20% from approximately $4.4 million in fiscal year 2006 to approximately $3.5 million in fiscal year 2007. Also, there was lower demand for our professional services during 2007 as compared to last year primarily due to the increase in the adoption of BIRT-based projects by our customers which do not generate professional service revenues to the same extent as the Company’s traditional designer products. Finally, there was a reduction in the allocation of sales support to the services function due to a decrease in professional consulting revenues.

We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 24% to 30% of total services revenues for fiscal year 2009.

Sales and Marketing

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2008	2007	2006	2007 to 2008		2006 to 2007
(dollars in thousands)

$51,830	$55,312	$49,009	$(3,482)	(6)%	$6,303	13%

(Percent of total revenue)
39%	39%	38%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, promotional expenses, travel, entertainment and facility costs. For fiscal year 2008, the decrease in sales and marketing expenses compared to the corresponding period in the prior year was primarily due to decreases in salaries, sales commissions and employee travel of approximately $5.0 million due to lower software sales and reductions in headcount. Total sales and marketing headcount decreased from 197 at December 31, 2007 to 160 at December 31, 2008. These decreases were partially offset by an increase of approximately $1.1 million in marketing expenses driven by webinars, direct marketing, and tradeshows. In fiscal year 2008, we also recorded approximately $420,000 in accrued legal fees related to a one-time employee termination charge as a result of the termination of a sales employee in our European division.

The increase in sales and marketing expenses in fiscal year 2007 over 2006 was primarily due to increases in salaries, sales commissions, related compensation and employee recruiting costs totaling approximately $4.1 million. These increases were driven by 7% higher headcount in fiscal year 2007 and an increase in software license sales. In addition, as a result of lower consulting revenues, fewer sales support costs were allocated from sales and marketing to our professional services group in fiscal year 2007. These increases in cost were partially offset by an approximately $400,000 decrease in travel and entertainment expense mainly due to improved cost controls.

At the end of fiscal year 2008, we had 160 employees in sales and marketing, compared with 197 and 180 employees at the end of fiscal years 2007 and 2006, respectively. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 38% to 40% of total revenues for fiscal year 2009.

Research and Development

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2008	2007	2006	2007 to 2008		2006 to 2007
(dollars in thousands)

$22,035	$21,826	$21,055	$209	1%	$771	4%

(Percent of total revenue)
17%	16%	16%

Research and development costs are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. The increase in research and development expenses in fiscal year 2008, compared to the corresponding period in the prior year, was attributed to employee compensation and related costs driven mainly by annual salary adjustments and stock compensation expense. Our headcount remained comparable at 155 at the end of fiscal year 2008 compared to 159 at the end of fiscal year 2007. This increase in employee compensation expense was partially offset by decreases in facilities related charges due partially to the consolidation of our Vienna, Virginia facilities into one location and lower fees paid to external contractors.

The increase in research and development expenses for fiscal year 2007 compared to fiscal year 2006, was attributed to employee compensation driven by a 7% increase in our product development headcount, primarily in our Shanghai research and development facility. This increase was partially offset by lower professional consulting costs used for research and development purposes.

We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and we expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 19% of total revenues for fiscal year 2009.

General and Administrative

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2008	2007	2006	2007 to 2008		2006 to 2007
(dollars in thousands)

$18,470	$17,784	$16,026	$686	4%	$1,758	11%

(Percent of total revenue)
14%	13%	12%

General and administrative expenses consist primarily of personnel costs, stock-based compensation and related costs in finance, human resources, legal and tax functions, as well as audit and legal fees and bad debt expense. The increase in general and administrative expenses in fiscal year 2008 compared to fiscal year 2007 was mainly due to increased salaries and stock-based compensation expense of approximately $1.1 million due primarily to annual salary adjustments and a 5% increase in headcount over the same period last year. We also experienced increases in legal and corporate advisory fees totaling approximately $480,000 in fiscal year 2008 related to advice regarding strategic alternatives. These increases were partially offset by approximately $500,000 in lower general accounting, tax and professional consulting services driven by lower SOX compliance costs. In addition, in fiscal year 2008, we experienced approximately $300,000 lower costs for strategic consulting services in support of our BIRT initiative.

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

We expect our general and administrative expenses to be in the range of 12% to 14% of total revenues for fiscal year 2009.

Amortization of Other Intangibles

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2008	2007	2006	2007 to 2008		2006 to 2007
(dollars in thousands)

$948	$948	$948	—	—	—	—

(Percent of total revenue)
1%	1%	1%

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we perform a goodwill impairment test at least annually, which we complete on October 1 of each year. These annual impairment tests have not resulted in an impairment of recorded goodwill in fiscal 2008, 2007 or 2006.

For each year ended December 31, 2008, 2007 and 2006 we recorded $948,000 for the amortization of other purchased intangibles. These costs represent the amortization of the intangibles associated with the acquisition of performancesoft on a straight-line basis.

We expect amortization expense of our existing other purchased intangible assets in fiscal year 2009 to decrease by approximately 28% as we fully depreciated the trademarks related to the performancesoft acquisition in fiscal year 2008.

Restructuring charges

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2008	2007	2006	2007 to 2008		2006 to 2007
(dollars in thousands)

$1,506	$1,686	$16	$(180)	(11)%	$1,670	N/A

(Percent of total revenue)
1%	1%	—

During the first half of fiscal year 2007, we evaluated the consolidation of our facilities as a result of the performancesoft acquisition and determined that a $297,000 facility-related restructuring charge was required. This charge was directly related to the consolidation of our three offices located in the United Kingdom into one office. These restructuring charges were accounted for in accordance with SFAS 146, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

During the second half of fiscal year 2007, we recorded a restructuring charge related to the relocation of our headquarters facility from South San Francisco to San Mateo, California and the closure of our service facility in Iselin, New Jersey. These charges were primarily comprised of rent and operating expenses through the end of the lease term for the fully vacated portion of the South San Francisco facility, impairment of fixed assets and leasehold improvements considered abandoned, and relocation costs to the new facility. We also recorded restructuring charges for rent and operating expenses for the Iselin, New Jersey facility. As a result of these relocations, we recorded a total restructuring charge of approximately $1.4 million in the second half of fiscal year 2007 in accordance with SFAS 146.

During the first half of fiscal year 2008, we recorded facility related restructuring charges totaling $271,000. These charges primarily related to lease exit costs associated with our South San Francisco facility; the closure of one of the three floors in our Toronto, Canada facility and the consolidation of our Vienna, Virginia facilities into one location. We also incurred approximately $132,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries.

In order to size the operations to meet the expected business and economic environment, we implemented a restructuring plan during the second half of the year to eliminate 46 positions held by Actuate employees primarily in North America. This restructuring impacted all functional areas. The reduction in force was completed in fiscal year 2008. The restructuring plan also resulted in the recognition of costs related to the consolidation of facilities, the cancellation of certain contracts and the write-off of fixed assets located at facilities that have been vacated.

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2006, 2007 and 2008 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2005	$465	$12,368	$12,833
Restructuring charges	45	(29)	16
Cash payments	(89)	(3,450)	(3,539)
Changes in estimate	29	1	30
Rents collected on the sublease	—	1,318	1,318

Balance at December 31, 2006	450	10,208	10,658
Restructuring charges	—	1,686	1,686
Cash payments	—	(4,967)	(4,967)
Loss on disposal of assets	—	(244)	(244)
Changes in estimate	14	(9)	5
Rents collected on the sublease	—	1,669	1,669

Balance at December 31, 2007	464	8,343	8,807
Restructuring charges	1,101	405	1,506
Cash payments	(1,027)	(4,666)	(5,693)
Changes in estimate	23	(66)	(43)
Rents collected on the sublease	—	1,721	1,721

	561	5,737	6,298
Less: Current portion	(561)	(2,645)	(3,206)

Long-term balance at December 31, 2008	$—	$3,092	$3,092

Interest and Other Income, Net

(dollars in thousands)	Year Ended December 31,			2007 to 2008		2006 to 2007
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Interest income, net	$2,116	$3,248	$2,005	$(1,132)	(35)%	$1,243	62%
Foreign exchange gain/(loss)	(1,662)	(289)	93	(1,373)	(475)%	(382)	(411)%
Other income, net	331	196	119	135	69%	77	65%

Total interest and other income, net	$785	$3,155	$2,217	$(2,370)	(75)%	$938	42%

Percentage of total revenue:	—	2%	2%

Interest and other income, net, is comprised primarily of interest income earned by us on our cash and short-term investments, foreign currency exchange gains and losses, as well as other various charges or income which are not derived from our normal operations. For the year ended December 31, 2008, the decrease in interest and other income was due primarily to a lower weighted average interest rate on our investments resulting in a decrease in interest income. In addition, we recorded interest expense totaling approximately $68,000 on the utilized portion of our credit facility with WFF. We also recorded commitment fees and capitalized debt issuance costs of approximately $48,000 that are being amortized in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” over the term of the credit facility. We incurred foreign exchange losses that were primarily the result of sharp devaluations of the British Pound, the Euro and the U.S. Dollar currencies held by our Swiss subsidiary against the Swiss Franc mainly during the first half of fiscal year 2008.

The increase for fiscal year 2007 compared to fiscal year 2006 was primarily due to a higher weighted average interest rate received on our investments which resulted in approximately $1.4 million in higher interest income, offset by accrued interest on the performancesoft earnout obligation and translation losses due to a weaker U.S. Dollar compared to major foreign currencies in fiscal year 2007.

We expect interest and other income to decrease in fiscal year 2009 as we expect interest rates to remain low and we expect to incur a full year of interest charges under the credit facility signed with WFF in late fiscal year 2008.

Benefit from Income Taxes

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2008	2007	2006	2007 to 2008		2006 to 2007
(dollars in thousands)

$(1,318)	$(863)	$(974)	$(455)	(53)%	$111	11%

The benefit from income taxes represents primarily federal, state and foreign taxes as adjusted for the impact of operating losses utilized, income tax credits benefited and the reversal or establishment of reserves. The benefit for income taxes of $1.3 million, $863,000 and $974,000 is based on pretax income of $12.5 million, $19.3 million, and $12.8 million in fiscal years 2008, 2007 and 2006 respectively. The increase in the benefit for income taxes in fiscal year 2008 compared to fiscal year 2007 was primarily due to the tax benefit expected on the U.S. income tax returns for write off of the investment in and specific loans related to the tax liquidation of a foreign subsidiary. Additionally, there was a decrease in the provision for income taxes due to a $1.3 million and $6.8 million benefit from the decrease in the valuation allowance in 2008 and 2007, respectively. The decrease in the valuation allowance in fiscal year 2008 was the result of changes to our foreign deferred tax assets due to changes in foreign currency exchange rates, foreign tax rates and the expected utilization of specific deferred tax assets. Without the write off from the liquidation of the foreign subsidiary or the benefit from the decrease in the valuation allowance, there would have been an increase in the provision for income taxes in fiscal year 2008. The decrease in the valuation allowance in fiscal year 2007 was the result of management’s determination that it was “more likely than not” that the deferred assets would be realized after weighing the applicable positive and negative evidence. Without the benefit from the valuation allowance, there would have been an increase in the provision for income taxes in fiscal year 2007 compared to 2006.

Liquidity and Capital Resources

This data should be read in conjunction with the Consolidated Statements of Cash Flows.

(dollars in thousands)	Fiscal 2008	% Change 2007 to 2008	Fiscal 2007	% Change 2006 to 2007	Fiscal 2006
Cash, cash equivalents and investments	$58,441	(15)%	$68,415	14%	$60,079
Working capital	20,701	(62)%	54,045	45%	37,298
Stockholders’ equity	$56,248	(44)%	$100,973	30%	$77,810

Summary of our cash flows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net cash provided by operating activities	$29,535	$22,920	$22,134
Net cash provided (used for) investing activities	11,021	(26,558)	(5,593)
Net cash provided by (used for) financing activities	(35,739)	(6,501)	1,558
Effect of foreign currency exchange rates on cash and cash equivalents	(1,513)	494	524

Net increase (decrease) in cash and cash equivalents	$3,304	$(9,645)	$18,623

The software industry is currently experiencing significant challenges, primarily due to a deteriorating macroeconomic environment, which is primarily characterized by diminished product demand. As a result of this downturn, some of our customers may face financial challenges in fiscal 2009. It is unclear when the macroeconomic environment may improve. We are seeing increasing pressures on our customers’ Information Technology budgets, and therefore our customers are looking for more flexibility in the type of software and the timing of such purchases. The current economic downturn in our customers’ industries has contributed to the reduction in our license revenues and could continue to adversely impact our future business, operating results and financial condition.

Facing uncertainty and cost pressures in their own businesses, some of our customers are waiting to purchase our products and are increasingly seeking purchasing terms and conditions that are less favorable to us. This trend has partially contributed to lower license revenues for fiscal 2008 and this trend may continue in fiscal 2009.

Our customers may also experience adverse changes in their business and, as a result, may delay or default on their payment obligations, file for bankruptcy or modify or cancel plans to license our products. If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Additionally, our customers may seek to renegotiate existing contractual commitments. Though we have not yet experienced any unusual levels of defaults, any material payment default by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results.

Fiscal 2008

Cash provided by operations is dependent primarily upon collection of monies from our license and maintenance agreements which consist of software fees and for ongoing support and unspecified product updates. Our maintenance revenues have remained robust over the past five years and have increased from 43% of total revenues or $45.4 million in fiscal year 2004 to 59% of total revenues or $76.7 million in fiscal year 2008. Historically, the maintenance renewal rates have remained strong. Based on these factors, we believe that future proceeds from the maintenance renewals will be the primary source of our operating cash flows.

In order to fund our on-going operations, we rely heavily on timely collections of our revenue stream. We therefore continue to place emphasis on our collection efforts as indicated by reductions in the days sales outstanding (“DSO”) in trade receivables which decreased from 91 days at the end of fiscal year 2007 to 78 days at the end of fiscal year 2008. We also continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

The primary uses of cash from operations consist of salaries, commissions and bonuses paid to our employees. These costs combined, accounted for approximately 55% of our total operating expenses for both fiscal years 2008 and 2007. We pay our employees on a semi-monthly basis and we generally pay our vendors within one month from receiving an invoice for services rendered. We are also contractually committed to pay rent and facility related charges in support of our worldwide operations. As of December 31, 2008, we remained contractually committed to $15.5 million in net operating lease obligations related to our worldwide facilities and $2.5 million in other operating and purchase obligations with our vendors. The majority of these obligations are due within the next five years.

Despite a challenging economic environment, we remain focused on increasing our cashflows from operations and improving our operating margins and profitability. The current economic uncertainties have reduced our visibility in forecasting our future license revenues, from which we largely depend on achieving these goals. As visibility associated with these future license revenues remain limited, we may, from time to time, rely on cost cutting and swift resizing measures to achieve our objective of growth in operating cashflows, operating margins and profitability.

Our capital expenditures for the past two years have primarily consisted of leasehold improvements related to our headquarter facility in San Mateo, California and software costs associated with our internal customer portal project. We currently do not foresee material cash outlays associated with capital projects in the coming fiscal year and expect to see lowered cash payments associated with these activities.

In early November of 2008, we entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50.0 million. During fourth quarter of fiscal year 2008, we used $30.0 million of our cash along with $30.0 million of funds available through this credit facility to complete a $60.0 million common stock buy back. As of December 31, 2008, we owed $30.0 million on the credit facility. Unpaid charges related to the issuance of the credit facility include legal and closing fees totaling approximately $760,000 at December 31, 2008. Of these total fees, approximately $630,000 will be payable in fiscal year 2009 and the remainder in fiscal year 2011. We are also obligated to make monthly interest payments and expect to pay approximately $1.1 million in interest on the outstanding $30.0 million loan balance annually. We expect that these payments will be made through fiscal year 2012 and total approximately $4.5 million. These payments may fluctuate depending on the outstanding principal balance and changes in interest rates. We currently have full access to the remaining $20.0 million of unused balance on the credit line and may use this amount to fund future operations or potential acquisitions. Because of our indebtedness, a significant portion of our cash flow from operations is and will be required for debt service. Our levels of debt could have negative consequences for us. It should be noted that:

•	a substantial portion of our cash flow is, and will be, dedicated to debt service and is not, and will not be, available for other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes may be impaired in the future;

•	our borrowings are, and will be, at variable rates of interest, which may expose us to the risk of increases in interest rates; and

•

our level of indebtedness could make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

We believe that cash flows from operations will be sufficient to meet our current debt service requirements for interest and any required prepayments under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to issue additional debt or equity securities, refinance our obligations, or take other actions in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all and failure to do so may cause an event of default under the Credit Agreement, which will have a material adverse effect on our business, operating results and financial conditions.

Similarly, the Credit Agreement includes limitations on the Company’s ability to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Credit Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Credit Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations and foreclose on all collateral which will have a material adverse effect on our business, operating results and financial conditions.

In November 2008, we elected to participate in a rights offering by UBS, our investment broker, which provides us with the right (the “Put Option”) to sell UBS $16.5 million of our ARS portfolio at par value, which we purchased through UBS, at any time during a two-year sale period beginning June 30, 2010. We classified this portion of our ARS portfolio as a non-current security. This treatment has resulted in a significant decrease to our cash, cash equivalents and short-term investments as well as our working capital. Despite these decreases, we believe that participation in this offering allows us further liquidity and access to available cash which enhances our operating position especially during the current period of economic uncertainty.

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of December 31, 2008, we held an aggregate of approximately $44.0 million in cash, cash equivalents and investments in the United States and an aggregate of $14.4 million in foreign accounts. Funds in foreign accounts are primarily generated from revenue outside North America and are used to fund oversea operations.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Fiscal 2007

Cash provided by operating activities for fiscal year 2007, of $22.9 million was primarily comprised of net income, net of non-cash related expenses. The primary working capital source of cash was an increase in deferred revenue due primarily to continued increase in maintenance and support obligations. We also experienced an increase in deferred rent due to six months of rent holiday extending through March of 2008 and approximately $600,000 of lease incentives associated with our headquarter facility in San Mateo, California. Working capital uses of cash included payments made on restructured facilities. Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our trade receivables increased by approximately 24% due to increased revenue and increase in the days sales outstanding (“DSO”) in trade receivables from 82 days at the end of fiscal year 2006 to 91 days at the end of fiscal year 2007. We also experienced a decrease in accrued restructuring because of payments made during fiscal year 2007; please refer to Note 11 of the Notes to Consolidated Financial Statements for more information.

Cash used in investing activities was $26.6 million for the year ended December 31, 2007 compared to $5.6 million used in fiscal year 2006. The primary uses of cash during fiscal year 2007 were purchases of short-term investments offset in part by sales and maturities of short-term investments. We purchased property and equipment totaling $2.9 million in fiscal year 2007 as compared to approximately $1.3 million in fiscal year 2006. The purchases consisted primarily of leasehold improvements, computer equipment and software, and was primarily related to costs associated with the relocation to our new headquarters during the third quarter of fiscal year 2007. We also paid a final payment totaling approximately $5.6 million for the performancesoft earnout obligation in the fourth quarter of fiscal year 2007.

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

Fiscal 2006

Cash provided by operating activities for fiscal year 2006, of $22.1 million was primarily comprised of net income, net of non-cash related expenses. The primary working capital source of cash was an increase in deferred revenue due primarily to an increase in maintenance and support obligations. Accrued compensation increased due to increased sales resulting in higher year-end commission and bonus liabilities which were not paid out until January 2007. Working capital uses of cash included payments made on restructured facilities. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our trade receivables increased by approximately 17%. Days sales outstanding (“DSO”), calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, decreased to 82 days as of December 31, 2006 from 85 days as of December 31, 2005. The slight decrease in DSO despite a 17% increase in accounts receivable is attributable to higher revenue during the quarter. We also experienced a decrease in accrued restructuring because of payments made during fiscal year 2006; please refer to Note 11 of the Notes to Consolidated Financial Statements for more information.

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

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the following fiscal years along with the associated costs (in thousands):

	Year ended December 31,
	2008	2007	2006
	(In thousands, except share data)
Number of shares repurchased	19,781,417	3,059,149	1,137,698
Cost of shares repurchased	$72,675	$20,423	$4,610

We believe that our current cash balances, funds available under our credit facility, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may find it necessary to sell additional equity, or obtain additional credit facilities. The sale of additional equity could result in additional dilution to our current stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the acquisition of the minority interest in our 88% owned subsidiary in Japan, or complementary products or to obtain the right to use complementary technologies.

On October 24, 2007, our Board of Directors authorized an acceleration of our existing stock repurchase program. As of October 24, 2007, the Company was authorized to repurchase shares in an amount not to exceed $6.3 million per quarter, and the cumulative amount not to exceed $50.0 million over a two year period.

On February 4, 2008, our Board of Directors authorized a further acceleration of our existing stock repurchase program which allowed for the repurchase of approximately $10.0 million of shares in the first quarter of fiscal year 2008. From the end of fiscal year 2007 through August 2008, the Company repurchased a total of 2.6 million shares for a total of approximately $12.7 million in the open market under this stock repurchase plan.

On November 3, 2008, we announced our intention to commence a “modified Dutch auction” tender offer to purchase up to $60.0 million worth of our common stock, at a price per share not less than $3.15 and not greater than $3.50. On December 29, 2008, we completed the tender offer and purchase and paid $3.50 per share for

17,142,857 of these shares at a total cost of $60.0 million. This repurchase was completed in fiscal year 2008 and funded by $30.0 million in cash and an additional $30.0 million drawn under the credit facility. We have subsequently suspended our stock repurchase program.

Contractual Obligations and Commercial Commitments.

In November 2008, the Company entered into a four year revolving line of credit agreement (“Credit Agreement”) with Wells Fargo Foothill, LLC (“Wells Fargo”). The Credit Agreement was effective as of November 3, 2008 and allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but not to exceed 80% of the Company’s trailing four quarters of recurring maintenance revenue. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10.0 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Credit Agreement also requires that the Company pay a closing fee based on a percentage of the overall available facility. These costs along with related legal costs are classified as current assets in the Company’s Consolidated Balance Sheet at December 31, 2008 if payable within one year or non-current assets if payable beyond one year.

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. In anticipation of this event, on June 1, 2007, the Company entered into a five year sublease agreement with Oracle Corporation for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives to be applied by Actuate towards construction of improvements. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007.

As of December 31, 2008, Actuate pledged $655,000 of restricted cash, as collateral for a standby letter of credit that guarantees its contractual obligations relating to its sublease agreement for its new corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying Consolidated Balance Sheet.

The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$15,526	$5,256	$7,616	$2,180	$474
Purchase obligations (2)	2,545	2,440	90	10	5
Interest and loan obligations (3)	4,879	1,376	2,377	1,126	—
Obligations under FIN 48 (4)	1,660	—	1,660	—	—

Total	$24,610	$9,072	$11,743	$3,316	$479

(1)	Our future contractual obligations include minimum lease payments under operating leases at December 31, 2008, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $4.5 million is included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2008.

(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2008. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	Estimated interest and commitment fees related to the revolving line of Credit Agreement with Wells Fargo Foothill.

(4)	Represents the tax liability associated with the calculation of uncertain tax positions. See FIN 48 discussion in Note 11 of our Notes to Consolidated Financial Statements.

Investment in Actuate Japan.    The minority shareholders of Actuate Japan have the non-expiring option to put their equity interest (“Minority Interest”) in Actuate Japan to the Company and the Company has the option to call the Minority Interest. The Minority Interest as of December 31, 2008 was approximately 12% of the total equity interest. If the Minority Interest Shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $584,000 to purchase these shares. The Company will record a liability, if any, at the time that the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put and call option, the Company would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. The Company performs a periodic review of the value of the Minority Interest. This review may include assumptions regarding projected future cash flows and discount rates. Variances in these assumptions could have a significant impact on the Company’s conclusion as to whether it is necessary to record a liability. As of December 31, 2008, the Company concluded that it was not necessary to record a liability. The Company consolidated 100% of the operating results of Actuate Japan and all investments in the subsidiary are eliminated in consolidation. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise its put option.

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

Foreign Currency Exchange Risk.    During fiscal years 2008, 2007 and 2006 we derived 28%, 27% and 25%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on the related receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our losses due to foreign exchange rate fluctuations were approximately $1.7 million in fiscal year 2008 compared to losses of approximately $289,000 during fiscal year 2007 and gains of approximately $93,000 in fiscal year 2006.

Interest Rate Risk.    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we typically invest in high quality debt securities. Due to the nature of our investments, we believe that there is no material risk exposure. We are exposed to market risks related to fluctuations in interest rates on variable rate debt under our revolving credit facility. We have drawn $30.0 million on the $50.0 million Credit Facility as of December 31, 2008 and expect to pay approximately $1.1 million in interest annually through fiscal year 2012. The interest may increase significantly if we decide to draw on the remaining $20.0 million balance under this arrangement.

A sensitivity analysis was performed on the outstanding portion of our debt obligation as of December 31, 2008. The analysis is based on an estimate of the hypothetical changes in annual interest expense that would result from an immediate increase/decrease in interest rates.

The analysis is shown as of December 31, 2008:

Change in interest expense (in thousands)
-1.5%	-1.0%	-0.5%	+0.5%	+1.0%	+1.5%
(450)	(300)	(150)	150	300	450

Credit Risk.    Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, and trade accounts receivable. We have policies that limit investments in investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support customer receivables. Our credit risk is also mitigated because our customer base is diversified by geography and no single customer has accounted for more than 10% of our consolidated revenue on an annual basis. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Our investments portfolio includes ARS. Prior to February 2008, these securities historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period. At the end of fiscal 2008, all of the long-term ARS we held were AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program. Until fiscal 2008, the auction rate securities market was highly liquid. During Fiscal year 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that certain holders cannot sell the securities at auction and the interest or dividend rate on the security generally resets to a maximum auction rate. In the case of a failed auction, with respect to the ARS held by us, the ARS is deemed not currently liquid. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds prior to maturity without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption.

In November 2008, we elected to participate in a rights offering by UBS, our investment broker, which provides us with rights (the “Put Option”) to sell UBS $16.5 million of our ARS portfolio at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, we are permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. We classified the Put Option as a non-current security. As such, we recorded a net realized loss of approximately $84,000 related to the difference between the gain recognized on the Put Option and the realized loss on the $16.5 million (par value) portion of our ARS portfolio.

Additional information regarding our investment portfolio is detailed in Note 4 to the Consolidated Financial Statements for the year ended December 31, 2008.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results of operations.

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

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as of the end of the period covered under this report. Based on the evaluation of the effectiveness of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 disclosed a material weakness relating to accounting for income taxes. During the fiscal year of 2008, we modified our internal control over financial reporting with respect to accounting for income taxes. We use a third-party tax service provider to complete the preparation, reconciliation and analysis of our income tax provision and income tax related accounts and modified our review procedures over schedules, supporting our income tax provision. As a result of these actions, management has concluded that Actuate has remediated the material weakness as of the end of the period covered by this report.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, In Internal Control-Integrated Framework. Based on our assessment we believe that our internal control over financial reporting is effective.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, other than the remediation of the material weakness discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2008.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Actuate Executive Officers

Actuate’s executive officers as of February 10, 2009 are as follows:

Name	Offices
Nicolas C. Nierenberg	Chairman of the Board and Chief Architect
Peter I. Cittadini	Director, President and Chief Executive Officer
Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer
Mark A. Coggins	Senior Vice President, Engineering
N. Nobby Akiha	Senior Vice President, Marketing
Thomas E. McKeever	Senior Vice President, General Counsel and, Corporate Development
Bernard Skomra	Vice President and General Manager, Customer Service Group

Nicolas C. Nierenberg, 52, has been Chairman of the Board of Directors since he co-founded Actuate in November 1993 and became our Chief Architect in August 2000. Mr. Nierenberg was Chief Executive Officer of Actuate from November 1993 until August 2000 and President from November 1993 until October 1998. Prior to founding Actuate, from April 1993 to November 1993, Mr. Nierenberg worked as a consultant for Accel Partners, a venture capital firm, evaluating investment opportunities in the enterprise software market. Mr. Nierenberg co-founded Unify Corporation, which develops and markets relational database development tools. Mr. Nierenberg held a number of positions at Unify including, Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Engineering and Chief Technical Officer. Mr. Nierenberg is currently a director for privately held company AwarePoint, Inc., and is a member of the Board of Trustees for The Burnham Institute, a non-profit organization.

Peter I. Cittadini, 53, has been Chief Executive Officer of Actuate since August 2000 and has been the President of Actuate since October 1998. Mr. Cittadini was also Actuate’s Chief Operating Officer from October 1998 until August 2000 and served as Actuate’s Executive Vice President from January 1995 to October 1998. From 1992 to 1995, Mr. Cittadini held a number of positions at Interleaf, Inc., an enterprise software publishing company, including Senior Vice President of Worldwide Operations responsible for worldwide sales, marketing, customer support and services. From 1985 to 1991, Mr. Cittadini held a number of positions at Oracle Corporation, including Vice President, Northeast Division.

Daniel A. Gaudreau, 61, has been Senior Vice President, Operations and Chief Financial Officer since January 1999 and served as Vice President, Finance and Administration and Chief Financial Officer from February 1997 to January 1999. From January 1994 to February 1997, Mr. Gaudreau served as Vice President, Finance and Chief Financial Officer of Plantronics, Inc., a publicly traded telephone headset manufacturing company, where he was responsible for all financial and administrative operations. From January 1990 to January 1994, Mr. Gaudreau was Vice President, Finance and Chief Financial Officer at Ready Systems, an operating systems software company. Prior to that, Mr. Gaudreau spent two years at Apple Computer as the Controller of Fremont Manufacturing Operations, prior to which he spent 18 years at General Electric where he held various financial management positions.

Mark A. Coggins, 51, has been Senior Vice President, Engineering since October 2003. From May 2001 to April 2003, Mr. Coggins was Vice President, Engineering at Verisign, a publicly traded security software company. From January 1999 to April 2001, Mr. Coggins was Vice President, Products at ShortCycles, a CRM software company. Prior to that, Mr. Coggins held positions in engineering and marketing management at Netscape Communications, Interactive Development Environments and Hewlett Packard.

N. Nobby Akiha, 51, has been Senior Vice President, Marketing since June 2006 and served as Vice President of Marketing from August 2000. From August 1994 to July 2000, Mr. Akiha was Vice President, Marketing and Business Development at Inference Corporation. From October 1993 to July 1994, Mr. Akiha was a Senior Consultant at Regis McKenna, Inc. Prior to that, Mr. Akiha was Director of Marketing Communications at Interactive Development Environments and a Group Product Manager at Oracle Corporation.

Thomas E. McKeever, 41, has been Senior Vice President, General Counsel, Corporate Development and Secretary since January 2009 and served as General Counsel, Vice President Corporate Development and Secretary since May 2006. Mr. McKeever was formerly with Sun Microsystems, Inc., was an associate in several law firms in the San Francisco Bay Area and served as a law clerk to the Honorable Lawrence T. Lydick of the United States District Court for the Central District of California (Orange County).

Bernard Skomra, 47, has been Vice President and General Manager, Customer Service Group since December 2007. From April 2006 to November 2007, Mr. Skomra was the Senior Vice President of World Wide Field Operations at BigFix, Inc. Prior to BigFix, Inc., Mr. Skomra was the Chief Executive Officer, President and Founder of Apacheta Corporation from 2002 to 2006, and was the Vice President of North American Field Operations at Portal Software from April 1997 to February 2001. Prior to 1997, Mr. Skomra held sales and general management positions at Oracle, IBM and General Electric.

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

Stockholder Proposals

As of December 31, 2008, there has been no material change to the policies and procedures by which the stockholders of the Company may recommend director candidates. As disclosed previously in Form 8-K filed on February 3, 2009, the Company amended and restated its Bylaws on January 30, 2009. A summary of the key changes made to the Bylaws follows:

Advance Notice Provisions.    Procedures for stockholders to propose business or nominations for election of directors to be considered at annual or special meetings, which are referred to as “advance notice provisions,” have been added to the Bylaws to, among other things, change the procedure by which stockholders may nominate directors. The new advance notice provisions of the Bylaws, among other things:

•

require stockholders to provide advance notice of stockholder proposals or nominations of directors at an annual meeting, and such advance notice must be delivered to the principal executive office of the Company not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting, subject to certain conditions;

•

provide that the procedures and requirement set forth in the advance notice provisions are the exclusive means for a stockholder to propose business, including nomination of candidates to be elected as directors of the Company, at a stockholder meeting, other than matters properly brought under Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

•

require stockholders making proposals or nominations to disclose, among other things, all ownership interests, hedges, short positions, economic and profit incentives and rights to vote with respect to any security of the Company;

•

require stockholders nominating directors to disclose the same information about a proposed director nominee that would be required if such director nominee were submitting a proposal and any material relationships between the stockholder proponents and their affiliates, on the one hand, and the director nominees and their affiliates, on the other hand, and to respond to a questionnaire concerning the director nominee’s background and qualifications;

•

require stockholders making proposals or nominations to provide a reasonably detailed description of all agreements, arrangements and understandings between proposing persons and other stockholders of the Company in connection with the proposed business or nomination; and

•	require that the additional disclosures discussed above be updated and supplemented, if necessary, so as to be accurate as of the record date for a meeting and as of shortly prior to the meeting;

These advance notice provisions were effective as of January 30, 2009 and stockholders must comply with such provisions for the 2009 annual meeting of stockholders of the Company to be held on May 21, 2009.

Calling Special Meetings of Stockholders.    The procedure for calling a special meeting of stockholders have been revised to provide that only the Chairman, Chief Executive Officer or the Board Of Directors of the Company may call a special meeting of stockholders.

Quorum at Stockholder Meetings.    The Bylaws change the threshold for achieving a quorum at a stockholders meeting such that holders of a majority in number of total outstanding shares of stock of the Company entitled to vote at such meeting, present in person or represented by proxy, constitute a quorum unless otherwise provided by law, our Certificate of Incorporation or our Bylaws.

Voting Requirement at Stockholder Meetings.    The Bylaws change the voting requirement at stockholders meeting to provide that any matter other than election of directors shall be decided by the affirmative vote of a majority of the shares present in person or represented by proxy and entitled to vote thereon, except when a different vote is required by law, certificate of incorporation or bylaws.

Officers.    The Bylaws revise provisions relating to the authority, responsibilities and status of officers of the Company.

Indemnification.    The Amended and Restated Bylaws eliminate the indemnification provision covering directors.

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

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2008 that were either approved or not approved by stockholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of available securities remaining for future issuance
Equity compensation plans approved by stockholders (1)	16,249,357	$3.89	16,322,313
Equity compensation plans not approved by stockholders (2)	627,256	$1.94	714,600

Total	16,876,613	$3.82	17,036,913

(1)	Consists of five plans: our Amended and Restated 1998 Equity Incentive Plan, Tidestone 1998 Incentive Stock Option Plan, Tidestone Non-Qualified Stock Option Plan of 1999, 1998 Non-Employee Directors Option Plan, and the Amended and Restated 1998 Employee Stock Purchase Plan. As of January 1 of each year, the number of shares reserved for issuance under the Amended and Restated 1998 Equity Incentive Plan automatically increases by the lesser of (i) 5% of the total number of shares of common stock outstanding and (ii) 2,800,000 shares.

(2)	Consists of one plan: our 2001 Supplemental Stock Option Plan. See Note 9 of the Notes to Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item regarding certain relationships and related transactions is incorporated herein by reference from the sections entitled “Certain Relationships, Related Transactions and Director Independence” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item regarding principal accounting fees and services is incorporated herein by reference from the section entitled “Principal Accounting Fees and Services” of the Proxy Statement.

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

2.1 (8)

Share Purchase Agreement, dated as of January 5, 2006, by and among Actuate Corporation, performancesoft, Inc., the shareholders of performancesoft, Inc. and Michael Tipping, as shareholder’s representative as amended by the Agreement and Notice dated October 11, 2006.

3.1 (4)	Form of Third Amended and Restated Certificate of Incorporation.

3.2 (10)	Form of Amended and Restated Bylaws of the Registrant.

4.2 (2)	Specimen Common Stock Certificate.

10.1 (11)	Form of Indemnification Agreement.

10.2 (1)+	1994 Stock Option Plan, as amended.

10.3 (1)+	Amended and Restated 1998 Equity Incentive Plan.

10.4 (1)+	Amended and Restated 1998 Employee Stock Purchase Plan.

10.5 (1)+	1998 Non-Employee Directors Option Plan.

10.6 (5)+	2001 Supplemental Stock Option Plan.

10.7 (1)+	Offer Letter between the Company and Daniel A. Gaudreau dated May 7, 1997.

10.8 (3)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated August 18, 1999.

10.9 (3)	First Amendment to Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 31, 1999.

10.10 (5)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 21, 2000.

10.11 (7)+	Form of Severance Agreement (All Section 16 Officers)

10.12 (9)	Credit Agreement between Actuate and Wells Fargo Foothill, LLC (“Wells Fargo”) dated November 5, 2008.

10.13 (12)	Office Building Sublease between Actuate and Oracle Corporation dated June 5, 2007.

16.1 (6)	Letter from Ernst & Young LLP to the Securities and Exchange Commission stating whether or not they agree with the statements made by the Registrant in Item 4 of this Current Report on Form 8-K.

21.1	Subsidiaries of Actuate Corporation.

23.1	Consent of Independent Registered Public Accounting Firms.

24.1	Power of Attorney. (See the signature page to this Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741).
(2)	Incorporated by reference to our Amended Registration Statement on Form S-1/A.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2000.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2001.
(6)	Incorporated by reference to our Form 8-K filed on June 16, 2004.
(7)	Incorporated by reference to our Form 8-K filed on October 25, 2007.
(8)	Incorporated by reference to our Form 8-K filed on December 27, 2007.
(9)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2007.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(11)	Incorporated by reference to our Form 8-K filed on February 3, 2009.
(12)	Incorporated by reference to our Form 8-K filed on June 5, 2007.
+	Indicates management or compensatory plan or arrangement.

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

Date: March 12, 2009

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICOLAS C. NIERENBERG Nicolas C. Nierenberg	Chairman of the Board and Chief Architect	March 12, 2009

/s/ PETER I. CITTADINI Peter I. Cittadini	Director, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2009

/s/ DANIEL A. GAUDREAU Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2009

/s/ GEORGE B. BEITZEL George B. Beitzel	Director	March 12, 2009

/s/ KENNETH E. MARSHALL Kenneth E. Marshall	Director	March 12, 2009

/s/ ARTHUR C. PATTERSON Arthur C. Patterson	Director	March 12, 2009

/s/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	March 12, 2009

ACTUATE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Actuate Corporation:

We have audited the accompanying consolidated balance sheets of Actuate Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as set forth in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actuate Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Actuate Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 12 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/ KPMG LLP

Mountain View, California

March 12, 2009

ACTUATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$24,772	$21,468
Short-term investments	17,278	46,947
Accounts receivable, net of allowances of $606 and $1,141 at December 31, 2008 and 2007, respectively	28,017	38,575
Other current assets	6,620	5,278

Total current assets	76,687	112,268
Property and equipment, net	4,729	5,269
Goodwill	36,114	35,594
Purchased intangibles	1,800	3,648
Non-current deferred tax assets	12,602	11,996
Investments	16,391	—
Other assets	2,189	1,133

	$150,512	$169,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,067	$2,667
Current portion of restructuring liabilities	3,206	3,201
Accrued compensation	4,514	6,326
Other accrued liabilities	5,299	5,677
Deferred revenue	40,900	40,352

Total current liabilities	55,986	58,223

Long-term liabilities:
Note payable	30,000	—
Other deferred liabilities	1,054	1,124
Long-term deferred revenue	2,472	3,499
Long-term income taxes payable	1,660	483
Restructuring liabilities, net of current portion	3,092	5,606

Total long-term liabilities	38,278	10,712

Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 75,514,061 and 72,991,110 shares, respectively; outstanding 44,169,649 and 61,428,115 shares, respectively	44	61
Additional paid-in capital	161,203	144,471
Treasury stock, at cost; 31,344,412 and 11,562,995 shares, respectively	(117,256)	(43,724)
Accumulated other comprehensive income (loss)	(887)	599
Retained earnings (deficit)	13,144	(434)

Total stockholders’ equity	56,248	100,973

	$150,512	$169,908

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Revenues:
License fees	$39,989	$53,216	$46,919
Maintenance	76,695	71,336	63,145
Professional services and training	14,306	16,074	18,505

Total revenues	130,990	140,626	128,569

Costs and expenses:
Cost of license fees	1,396	1,997	2,095
Cost of services	23,330	24,927	27,914
Sales and marketing	51,830	55,312	49,009
Research and development	22,035	21,826	21,055
General and administrative	18,470	17,784	16,026
Amortization of purchased intangibles	948	948	948
Purchased in-process research and development	—	—	900
Restructuring charges	1,506	1,686	16

Total costs and expenses	119,515	124,480	117,963

Income from operations	11,475	16,146	10,606
Interest and other income, net	785	3,155	2,217

Income before provision for income taxes	12,260	19,301	12,823
Benefit from income taxes	(1,318)	(863)	(974)

Net income	$13,578	$20,164	$13,797

Basic net income per share	$0.23	$0.33	$0.23

Shares used in basic net income per share calculation	60,025	60,838	60,375

Diluted net income per share	$0.21	$0.29	$0.21

Shares used in diluted net income per share calculation	65,049	68,722	66,814

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2006	67,536,651	$60	$108,904	(7,366,148)	$(18,691)	$(555)	$(34,350)	$55,368
Comprehensive income
Net income	—	—	—	—	—	—	13,797	13,797
Net unrealized gains on available-for- sale securities	—	—	—	—	—	72	—	72
Currency translation	—	—	—	—	—	523	—	523

Total comprehensive income								14,392
Issuance of common stock upon exercise of stock options	1,640,855	2	3,430	—	—	—	—	3,432
Issuance of common stock under Employee Stock Purchase Plan	219,629	—	462	—	—	—	—	462
Stock based compensation	—	—	6,492	—	—	—	—	6,492
Stock repurchase	—	(1)	—	(1,137,698)	(4,609)	—	—	(4,610)
Tax benefits from employee stock options	—	—	2,274	—	—	—	—	2,274

Balance at December 31, 2006	69,397,135	$61	$121,562	(8,503,846)	$(23,300)	$40	$(20,553)	$77,810

Comprehensive income
Net income	—	—	—	—	—	—	20,164	20,164
Net unrealized gains on available-for- sale securities	—	—	—	—	—	65	—	65
Currency translation	—	—	—	—	—	494	—	494

Total comprehensive income								20,723
Issuance of common stock upon exercise of stock options	3,282,257	4	8,285	—	—	—	—	8,289
Issuance of common stock under Employee Stock Purchase Plan	311,718	—	878	—	—	—	—	878
Stock based compensation	—	—	8,986	—	—	—	—	8,986
Stock repurchase	—	(4)	—	(3,059,149)	(20,424)	—	—	(20,428)
Impact from adoption of FIN 48	—	—	—	—	—	—	(45)	(45)
Tax benefits from employee stock options	—	—	4,760	—	—	—	—	4,760

Balance at December 31, 2007	72,991,110	$61	$144,471	(11,562,995)	$(43,724)	$599	$(434)	$100,973

Comprehensive income
Net income	—	—	—	—	—	—	13,578	13,578
Net unrealized gains on available-for- sale securities	—	—	—	—	—	27	—	27
Currency translation	—	—	—	—	—	(1,513)	—	(1,513)

Total comprehensive income								12,092
Issuance of common stock upon exercise of stock options	2,100,088	2	4,924	—	—	—	—	4,926
Issuance of common stock under Employee Stock Purchase Plan	422,863	1	1,738	—	—	—	—	1,739
Stock based compensation	—	—	9,122	—	—	—	—	9,122
Stock repurchase	—	(20)	—	(19,781,417)	(73,532)	—	—	(73,552)
Tax benefits from employee stock options	—	—	948	—	—	—	—	948

Balance at December 31, 2008	75,514,061	$44	$161,203	(31,344,412)	$(117,256)	$(887)	$13,144	$56,248

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2008	2007	2006
Operating activities
Net income	$13,578	$20,164	$13,797
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation expense	9,122	8,986	6,492
Amortization of purchased intangibles	1,419	1,947	1,986
Amortization of debt issuance cost	48	—	—
Depreciation	2,228	2,367	1,970
Purchased in-process research and development	—	—	900
Deferred tax asset utilization	135	(178)	783
Other than temporary impairment of investments	2,593	—	—
Gain on fair value of put option	(2,509)	—	—
Accretion of discount on short-term investments	252	(259)	47
Net operating loss utilizations related to prior acquisitions	(228)	107	764
Restructuring charges	1,506	1,686	16
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	10,558	(7,342)	(3,200)
Other current assets	1,190	(795)	1,448
Accounts payable	(1,312)	672	(2,070)
Accrued compensation	(1,812)	293	207
Other accrued liabilities	(1,023)	1,194	895
Deferred tax assets	(3,469)	(5,903)	(6,867)
Income taxes receivable/payable	1,825	(265)	394
Deferred tax liability	—	(420)	406
Other deferred liabilities	(70)	1,101	(174)
Restructuring liabilities	(4,017)	(3,433)	(2,191)
Deferred revenue	(479)	2,998	6,531

Net cash generated by operating activities	29,535	22,920	22,134

Investing activities
Purchase of property and equipment	(1,688)	(2,956)	(1,279)
Increase in restricted cash	(260)	(395)	—
Proceeds from maturities of short-term investments	79,844	118,022	76,833
Purchase of short-term investments	(66,875)	(135,679)	(63,869)
Acquisition of performancesoft, Inc., net of cash acquired	—	(5,632)	(15,668)
Purchase of source code	—	—	(1,000)
Purchase of minority shares of Actuate Japan	—	—	(354)
Proceeds from security deposit	—	209	—
Net change in other assets	—	(127)	(256)

Net cash generated by (used in) investing activities	11,021	(26,558)	(5,593)

Financing activities
Proceeds from the credit facility, net of issuance cost	29,598	—	—
Tax benefits from exercise of stock options	948	4,760	2,274
Proceeds from issuance of common stock	6,661	9,162	3,894
Stock repurchases	(72,946)	(20,423)	(4,610)

Net cash generated by (used in) financing activities	(35,739)	(6,501)	1,558

Net increase (decrease) in cash and cash equivalents	4,817	(10,139)	18,099
Effect of exchange rate on cash and cash equivalents	(1,513)	494	524
Cash and cash equivalents at the beginning of the year	21,468	31,113	12,490

Cash and cash equivalents at the end of the year	$24,772	$21,468	$31,113

Supplemental disclosure of cash flow information
Cash paid for interest	$27	$154	$8
Cash paid for income taxes	$105	$2,333	$1,180

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Actuate Corporation (“Actuate” or the “Company”) provides software and services to develop and deploy Rich Internet Applications (“RIAs”) that deliver rich interactive content that improve customer loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide stakeholders inside and outside the firewall, including employees, customers, partners and citizens with information that they can easily access and understand to increase revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions.

Actuate was incorporated in November 1993 in the State of California and re-incorporated in the State of Delaware in July 1998. Actuate’s principal executive offices are located at 2207 Bridgepointe Parkway, San Mateo California. Actuate’s telephone number is 650-645-3000. Actuate maintains a Web site at www.actuate.com.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Actuate and its wholly-owned and majority-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in United States, Canada, Switzerland, United Kingdom, Germany, Singapore, Japan and China. All intercompany balances and transactions have been eliminated.

As of December 31, 2008, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. Accumulated losses applicable to the minority shareholders exceed their equity capital in Actuate Japan and as a result, there is no minority interest presented on the accompanying Consolidated Balance Sheets. This excess loss applicable to the minority shareholders has been charged to Actuate, as the minority shareholders are not obligated to contribute their share of losses exceeding their equity capital.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On a regular basis, Actuate evaluates estimates, including those related to bad debts, goodwill, intangible assets, income taxes, restructuring charges, and the fair value of stock options and employee stock purchase plan shares. Actual results could differ materially from those estimates, particularly in light of the uncertain economic environment.

Certain Risks and Uncertainties Pertaining to the Macroeconomy

The software industry is currently experiencing significant challenges, primarily due to a deteriorating macroeconomic environment, which is primarily characterized by diminished product demand. As a result of this downturn, some of the Company’s customers may face financial challenges in fiscal 2009. It is unclear when the macroeconomic environment may improve. The Company is seeing increasing pressures on its customers’ information technology budgets, and therefore its customers are looking for more flexibility in the type of software and the timing of such purchases. The current economic downturn in the Company’s customers’ industries has affected its license revenues and could continue to adversely impact its future business.

The Company’s customers may also experience adverse changes in their business and, as a result, may delay or default on their payment obligations, file for bankruptcy or modify or cancel plans to license its products. If

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company, although these obligations are generally not cancelable. Though the Company has not yet experienced any unusual levels of defaults, any material payment default by its customers or significant reductions in existing contractual commitments could have an adverse effect on its operating results.

A significant portion of the Company’s revenues are derived from customers in the financial services industry and the Company expects it will continue to derive a significant portion of its revenues from these customers for the foreseeable future. The unfavorable economic conditions described above have also adversely impacted the financial services industry. This has consequently had an adverse effect on the Company’s business which could continue into the future.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of cash deposited with banks and highly liquid, high-quality instruments with maturities at the date of purchase of 90 days or less. Such instruments typically include money market securities, commercial paper, and other high quality debt instruments. In accordance with FASB Statement Number 115, “Accounting for Certain Investments in Debt and Equity Securities”, and based on its intentions regarding these instruments, the Company classifies all of its short-term investments as available-for-sale, and account for these investments at fair value. Short-term investments consist primarily of high quality debt securities with original maturities over 90 days, and may include corporate notes, United States government agency notes, municipal notes, and auction rate securities. The cost of securities sold is based on the specific identification method.

In 2007, Actuate viewed its available-for-sale portfolio securities with maturity beyond 90 days to be available for use in current operations. Accordingly, Actuate classified all such marketable investments as short-term investments, even though the stated maturity dates may have been one year or more beyond the current balance sheet date, as they were highly liquid instruments. In addition, in 2007, all auction rate notes, including auction preferred and short-term municipals are classified as short-term investments regardless of the underlying reset date. In 2008, all ARS were reclassified to long-term investments due to the developments discussed below.

Since February 2008, all auctions have failed for the Company’s ARS securities and there is no assurance that future auctions will succeed. In November 2008, the Company elected to participate in a rights offering by the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS $16.5 million of its ARS portfolio at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Not withstanding the Call Right, the Company is permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. The Company has classified the Put Option as a non-current investment. As such, the Company recorded a realized loss of approximately $84,000 related to the difference

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the gain of approximately $2.5 million recognized on the Put Option and the realized loss of approximately $2.6 million on the $16.5 million (par value) portion of our ARS portfolio. The Company will evaluate these investments on a quarterly basis. For additional discussion please refer to the Note 4 of the Consolidated Financial Statements.

The Company has no reason to believe that any of the underlying issuers of its ARS are presently at risk of default. Through December 31, 2008, the Company has continued to receive interest payments on the ARS in accordance with their terms. The Company believes that it will ultimately be able to liquidate its ARS related investments without significant loss primarily due to the collateral securing ARS and the legal settlement it has entered into with UBS. However, if UBS were not to honor their settlement commitment, it could take until final maturity of the ARS (up to 39 years) to realize the investments’ par value. Due to the changes and uncertainty in the ARS market, the Company believes the recovery period for these investments is likely to be longer than 12 months and as a result, the Company has classified these investments as long-term as of December 31, 2008. Also, as a result of the settlement offer, the Company has classified the ARS as trading securities at December 31, 2008. As such, all temporary changes in fair value of the ARS are recognized in results of operations on the Consolidated Statement of Income. Prior to the fourth quarter of fiscal year 2008, the ARS were classified as “available-for-sale” and all temporary changes in fair value were recognized in Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet.

The Company currently has the ability and intends to hold these ARS investments until recovery of the auction process, until it exercises the Put Option, or until maturity. However, if the Company needs to access the funds associated with ARS but are unable to do so, its operations and financial position could be materially harmed.

Fair Values of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable approximates fair value due to the short term nature of these instruments. The fair market value of Actuate’s long-term debt approximate its carrying value based upon current market rates of interest. The Company maintains its cash, cash equivalents and investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality associated with such investments.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. No customer had a balance in excess of 10% of our net accounts receivable as of December 31, 2008 or 2007.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of investments and accounts receivable. Actuate places its investments with high-credit-quality multiple issuers. The Company sells to a diverse customer base, predominantly to customers in the United States. No single customer has accounted for more than 10% of sales in any period presented. Actuate does not require collateral on sales with credit terms.

The Company’s accounts receivable is subject to collection risks. The Company’s gross accounts receivable is reduced for this risk by an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of Actuate’s customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors. The Company looks at factors such as past

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collection experience, credit quality of the customer, age of the receivable balance, and current economic conditions. These facts are reviewed to determine whether a specific reserve for bad debt should be recorded to reduce the related receivable to the amount believed to be collectible. The Company also ceases recognizing revenues on any outstanding domestic maintenance renewal invoices which are older than 90 days past due.

The Company also records unspecified reserves for bad debts for all other customers based on a variety of factors, including length of time the receivables are past due and historical collection experience. Reserve percentages are applied to various aged categories of receivables based on historical collection experience to determine how much of an unspecified reserve is needed. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of Actuate’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which range from two to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life, which range from four to ten years. The Company only capitalizes fixed assets with an initial value in excess of the $2,000 threshold. Purchased items below that initial threshold value are immediately expensed.

Goodwill and Other Purchased Intangible Assets

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and is tested for impairment annually, or more frequently, if impairment indicators arise. Other intangible assets consist of customer lists, purchased technologies, and trademarks acquired from various acquisitions. Intangible assets acquired in business acquisitions are recorded at their fair values using the income approach or cost approach. These other intangible assets are being amortized over their expected useful lives not exceeding five years using the straight-line method. See Note 6 for further discussion.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in sales and marketing expense and amounted to $609,000, $857,000 and $679,000 in fiscal years 2008, 2007 and 2006, respectively.

Income Taxes

The Company provides for the effect of income taxes in its Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes” and FASB Interpretation 48 (“FIN 48”), “Accounting for Income Tax Uncertainties.” Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. On January 1, 2007, the Company adopted the provisions of FIN 48. Under FIN 48, only income tax positions that meet the “more likely than not” recognition threshold may be recognized in the financial statements. If an income tax position meets the more likely than not recognition threshold, then the Company must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled, the Company must also estimate the likelihood that a taxing authority would review a tax position after a tax examination had otherwise been completed. The Company must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each reporting date. These judgments are difficult because a taxing authority may change its behavior as a result of the Company’s disclosures in its financial statements that are based on the requirements of FIN No. 48. The Company must re-evaluate its income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

The Company must make significant assumptions, judgments and estimates to determine its current provision for income taxes, its deferred tax assets and liabilities and any valuation allowance to be recorded against its deferred tax assets. The Company’s judgments, assumptions and estimates relating to the current provision for income taxes take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in the Company’s results of operations, financial position or cash flows. The Company’s assumptions, judgments and estimates relating to the value of its net deferred tax assets take into account predictions of the amount and category of future taxable income from potential sources, including tax planning strategies that would, if necessary, be implemented to prevent a loss carry-forward or tax credit carry-forward from expiring unused. Actual operating results and the underlying amount and category of income in future years could render the Company’s current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting its consolidated financial position or results of operations.

Sales Taxes

The Company presents its revenues net of sales tax in its Consolidated Statements of Income.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Income Per Share

The Company computes basic net income per share using the weighted-average number of common shares outstanding during the period, less weighted average shares subject to repurchase. The Company computes diluted net income per share using the weighted-average number of common shares and dilutive stock options outstanding during the period determined by using the treasury stock method.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands).

	Year ended December 31,
	2008	2007	2006
Weighted-average shares of common stock outstanding	60,025	60,838	60,375
Weighted-average dilutive stock options outstanding under the treasury stock method	5,024	7,884	6,439

Weighted-average common shares used in computing diluted net income per share	65,049	68,722	66,814

The weighted-average number of common shares excluded from the calculation of diluted net income per share was, 6,440,639, 2,947,917 and 4,601,010 in fiscal years 2008, 2007 and 2006, respectively. These shares were excluded from Actuate’s calculation of weighted-average common shares used in computing dilutive net income per share as they were anti-dilutive. These anti-dilutive options could be dilutive in the future.

The weighted average exercise price of excluded stock options was $6.09, $6.62 and $5.05 for the years ended December 31, 2008, 2007 and 2006, respectively.

Segment Information

Actuate provides software and services for Business Intelligence, Performance Management and Reporting applications. Actuate’s chief operating decision maker (the Chief Executive Officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information showing revenues by geographic region for purposes of making operating decisions and assessing financial performance. Actuate considers itself to be in a single reportable segment, specifically the license, implementation and support of its software products.

Actuate evaluates the performance of its geographic regions based primarily on revenues. Actuate does not regularly assess the performance of its geographic regions on other measures of income or expense, such as operating income or net income. In addition, as Actuate’s assets are primarily located in its corporate office in the

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United States and not allocated to any specific region, Actuate does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues in Note 13.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will provide required disclosure, if applicable, upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year which began January 1, 2008. However, the Company did not elect to apply the fair value option to any of its financial instruments or other items upon adoption of SFAS 159 during the fiscal year ended December 31, 2008. Therefore, the adoption of SFAS 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for periods beginning after November 15, 2007. The Company adopted this standard with respect to its financial assets effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2 – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Footnote 4 of the Notes to the Consolidated Financial Statements for further detail regarding the impact of our adoption of SFAS 157 for financial assets.

Reclassifications

The operating activities section of the 2006 Consolidated Statement of Cash Flows was expanded to be consistent with the current year presentation. In addition, Cash Flows relating to deferred tax assets were reclassified in fiscal 2006 from financing activities to operating activities to conform to the current year presentation. This reclassification resulted in an increase of approximately $1.8 million to cash generated by operating activities and a similar decrease to cash generated by financing activities. Such reclassifications had no impact on the results of operations and the stockholders’ equity for the years presented.

2.	Investment in Actuate Japan

The minority shareholders of Actuate Japan have the non-expiring option to put their equity interest (“Minority Interest”) in Actuate Japan to the Company and the Company has the option to call the Minority Interest. The Minority Interest as of December 31, 2008 was approximately 12% of the total equity interest. If the Minority Interest Shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $584,000 to purchase these shares. The Company will record a liability, if any, at the time that the put or call is probable of being exercised. Should an indicator arise that the Minority Interest has declined in value below the exercise price of the put and call option, the Company would conclude that exercise is probable at that point in time and recognize a liability for the intrinsic value of the option. The Company performs a periodic review of the value of the Minority Interest. This review may include assumptions regarding projected future cash flows and discount rates. Variances in these assumptions could have a significant impact on the Company’s conclusion as to whether it is necessary to record a liability. As of December 31, 2008, the Company concluded that it was not necessary to record a liability. The Company consolidated 100% of the operating results of Actuate Japan and all investments in the subsidiary are eliminated in consolidation. As of the date of this filing, the remaining minority shareholder has not notified the Company of any intent to exercise its put option.

3.	Acquisitions

Performancesoft, Inc.

On January 5, 2006, the Company acquired all of the outstanding stock of performancesoft, Inc. The acquisition principally consisted of an initial cash purchase price of $15.3 million and additional contingent cash

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration of up to $13.5 million based on the achievement of certain revenue and operating margin targets for fiscal year 2006. Due to the fact that the contingent consideration was not determinable at the time of acquisition, the Company did not include this contingent consideration in the acquisition cost at that time. Rather, it was recorded in the fourth quarter of 2006, when the Company was able to determine the estimated amount of the payout. The Company determined that the initial earnout payment would be approximately $4.9 million and the Company recorded this amount as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill at that time. This earnout payment was increased by an additional $616,000 in the third quarter of fiscal year 2007 when the final settlement agreement was signed. This agreement represented the final earnout settlement amount along with accrued interest. The Company recorded this amount as additional cost of the acquired enterprise and this additional consideration was allocated to goodwill in the third quarter of fiscal year 2007. The total amount of the contingent consideration was paid out to the former shareholders on October 5, 2007.

In accordance with criteria stipulated in the acquisition agreement, funds previously held in escrow totaling $201,000 were released to Actuate in October 2007. The Company had previously included these funds held in escrow as part of the final purchase price, and accordingly, it recorded this release of funds from escrow of $201,000, as a reduction in the cost of the acquired enterprise and a reduction of goodwill in the third quarter of fiscal year 2007.

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

In connection with the performancesoft acquisition, Actuate’s Board of Directors duly authorized the issuance of stock options to eligible performancesoft employees from the Company’s 1998 Equity Incentive Plan. A total of 530,200 non-statutory stock options were issued in January 2006 under the 1998 Equity Incentive Plan at an exercise price of $3.36. Each grant vests in four years with 25% vesting at the end of year one and the remaining balance vesting in thirty-six equal monthly installments. These options were valued at their fair value in accordance with SFAS 123R and are being amortized over their vesting period using the accelerated amortization method as provided under Financial Accounting Standards Board Interpretation Number 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans” (“FIN 28”).

4.	Cash, Cash Equivalents and Investments

The Company adopted the provisions of SFAS 157 effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has investments that are valued in accordance with the provisions of SFAS 157. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2—Valuations based inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of December 31, 2008
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$1,050	$1,050	$—	$—
Corporate bonds	11,673	—	11,673	—
Federal and municipal obligations	7,379	—	7,379	—
ARS	13,882	—	—	13,882
Put Option	2,509	—	—	2,509

	$36,493	$1,050	$19,052	$16,391

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

As of December 31, 2008, the Company had approximately $16.5 million in ARS at par value. Since February 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. At December 31, 2008, the Company has classified its entire ARS investment balance as non-current on its Consolidated Balance Sheet because of the Company’s inability to determine when its investments in ARS will settle. Typically the fair value of ARS investments approximates par value due to frequent interest rate resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.

In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS $16.5 million of its ARS portfolio at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company is permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. The Company has classified the Put Option as a non-current investment and has valued the Put Option at the present value of the difference between the fair market value and the par value of the ARS. As such, the Company recorded a realized loss of approximately $84,000 related to the difference between the gain recognized on the Put Option and the realized loss on the $16.5 million (par value) portion of the ARS portfolio.

The Company has no reason to believe that any of the underlying issuers of its ARS are presently at risk of default. Through December 31, 2008, the Company has continued to receive interest payments on the ARS in accordance with their terms. The Company believes that it will ultimately be able to liquidate its ARS related investments without significant loss primarily due to the collateral securing ARS and the legal settlements it has entered into with UBS. However, it could take until final maturity of the ARS (up to 39 years) to realize its investments’ par value. Due to the changes and uncertainty in the ARS market, the Company believes the recovery period for these investments is likely to be longer than 12 months and as a result, the Company has classified these investments as long-term as of December 31, 2008.

The estimated fair value of ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of December 31, 2008 the Company determined there was a decline in the fair value of its ARS investments of $2.6 million. The Company considered the guidance contained in SEC Staff Accounting Bulletin No. 59, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (SAB 59) and EITF 03-1 “The Meaning of Other-Than-Temporary Investments and its Application to Certain Investments”, and determined that 100% of this impairment was other-than-temporary at December 31, 2008. An other-than-temporary impairment charge is recorded as a realized loss in the Consolidated Statement of Income and reduces net income for the applicable accounting period. Prior to December 31, 2008, the ARS were classified as “available-for-sale” and all temporary changes in fair value were recognized in Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet. The main driving factor in Actuate’s reclassification of the impairment to other-than-temporary was the UBS Settlement Agreement.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS and Put Option measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal year 2008 (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at December 31, 2007:	$14,550
Unrealized loss included in earnings	(2,593)
Gain on fair value of Put Option included in earnings	2,509
Purchases of ARS	1,925

Balance at December 31, 2008:	$16,391

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Net Gains (losses)	Estimated Fair Value
Balance at December 31, 2008
Classified as cash and cash equivalents:
Cash	$21,947	$—	$21,947
Money market funds	1,050	—	1,050
Federal and municipal obligations	1,775	—	1,775

	24,772	—	24,772
Classified as short-term investments:
Corporate bonds	11,668	5	11,673
Federal and municipal obligations	5,570	35	5,605

	17,238	40	17,278
Classified as non-current investments:
ARS	16,475	(2,593)	13,882
Put Option	—	2,509	2,509

	16,475	(84)	16,391

Total	$58,485	$(44)	$58,441

	Cost	Net Gains (losses)	Estimated Fair Value
Balance at December 31, 2007
Classified as cash and cash equivalents:
Cash	$16,525	$—	$16,525
Money market funds	4,943	—	4,943

	21,468	—	21,468
Classified as short-term investments:
Auction rate securities (ARS)	14,550	—	14,550
Commercial paper	13,903	9	13,912
Corporate bonds	12,972	(9)	12,963
Federal and municipal obligations	5,509	13	5,522

	46,934	13	46,947

Total	$68,402	$13	$68,415

Any individual security in the above tables with an unrealized loss has been in a continuous unrealized loss position for less than twelve months. At this time, the Company believes that, due to the nature of the Company’s investments, the financial condition of the issuer and the Company’s ability to hold these investments through these short-term loss positions, factors would not indicate that these unrealized losses on investments, other than ARS and the Put Option, should be viewed as other-than-temporary.

As of December 31, 2008, the stated maturities of the Company’s cash equivalents and short-term investments are $2.8 million within 90 days and $17.3 million beyond 90 days. Short-term investments are generally classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss). At December 31, 2008, Actuate has classified all of its marketable securities (other than ARS and the Put Option) as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments are highly liquid and available for use in current operations.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Furniture and fixtures	$1,075	$1,521
Computers and purchased software	8,465	8,542
Leasehold improvements	3,714	3,588

Total	13,254	13,651
Less: accumulated depreciation and amortization	(8,525)	(8,382)

Property and equipment, net	$4,729	$5,269

6.	Goodwill and Purchased Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company performs its annual impairment test of goodwill on October 1st of each year. SFAS 142 requires that goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. The potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed on October 1, 2008. As a result, the Company did not record any impairment related to its goodwill for the twelve months ended December 31, 2008.

Following is a roll-forward of the activity that affected goodwill during the fiscal year 2008 (in thousands):

Goodwill as of December 31, 2007	$35,594
Adjustment to tax benefits acquired	520

Goodwill as of December 31, 2008	$36,114

During fiscal year 2008, the Company recorded an immaterial correction from the prior fiscal year which resulted in adjustments to goodwill and purchased technology related to the tax benefits acquired from the performancesoft acquisition and the tax affected portion of the net operating losses utilized with respect to the Nimble acquisition, respectively. These adjustments resulted in a net increase of approximately $520,000 to the Company’s goodwill, and a decrease of approximately $428,000 to the Company’s purchased intangibles balance. There was an insignificant impact on the Company’s Consolidated Statement of Income for the fiscal year ended December 31, 2008 as a result of this correction.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	December 31, 2008				December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Adjustment to Purchase Price Allocation	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$14,000	$(12,640)	$—	$1,360	$14,000	$(11,960)	$2,040
Purchased technologies	8,430	(7,562)	(428)	440	8,430	(7,089)	1,341
Trademark	1,500	(1,500)	—	—	1,500	(1,233)	267

	$23,930	$(21,702)	$(428)	$1,800	$23,930	$(20,282)	$3,648

Amortization of purchased intangible assets was approximately $1.4 million, $1.9 million and $2.0 million for years ended December 31, 2008, 2007 and 2006, respectively. These charges are included in cost of license fees and amortization of purchased intangibles in the accompanying Consolidated Statements of Income. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2009	900
2010	900

$1,800

7.	Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31, 2008	December 31, 2007
Maintenance and support	$38,070	$37,847
Other	5,302	6,004

	$43,372	$43,851
Less: Current portion	(40,900)	(40,352)

Long-term deferred revenue	$2,472	$3,499

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Contractual Obligations and Commercial Commitments

Revolving credit line

In November 2008, the Company entered into a four year revolving line of credit agreement with Wells Fargo, LLC (“Credit Agreement”). The Credit Agreement was effective as of November 3, 2008 and allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but not to exceed 80% of the Company’s trailing four quarters of recurring maintenance revenue. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10.0 million the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Company incurred approximately $68,000 of interest expense associated with the credit facility during fiscal year 2008. The Credit Agreement also requires that the Company pay a closing fee based on a percentage of the overall available facility. Total costs associated with the facility including legal and closing fees amount to approximately $1.2 million. Of these total costs, approximately $400,000 was paid as of December 31, 2008. The remaining balance is comprised of legal fees totaling approximately $400,000 payable during the first quarter of fiscal year 2009 and commitment fees of which $250,000 are due and payable on the first anniversary of the credit facility in November of fiscal year 2009 and $125,000 is due and payable on the third anniversary in November of fiscal year 2011. These costs are being capitalized and amortized over four years in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. These costs are classified as current assets if payable within one year or non-current assets if payable beyond one year in the Company’s Consolidated Balance Sheet at December 31, 2008.

Because of the Company’s indebtedness, a significant portion of the Company’s cash flow from operations is and will be required for debt service. The Company’s levels of debt could have negative consequences. It should be noted that:

•	A substantial portion of the Company’s cash flow is, and will be, dedicated to debt service and is not, and will not be, available for other purposes;

•	The Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes may be impaired in the future;

•	The Company’s borrowings are, and will be, at variable rates of interest, which may expose the Company to the risk of increases in interest rates;

•

The Company’s level of indebtedness could make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and reduce the Company’s flexibility in responding to changing business and economic conditions.

The Credit Agreement contains financial covenants, which, among other things, require the Company to maintain specified financial ratios and impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. The Company was in compliance with these financial and non-financial covenants at December 31, 2008. The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate International Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes that cash flows from operations will be sufficient to meet its current debt service requirements for interest and any required prepayments under the Credit Agreement. However, if such cash flow is not sufficient, the Company may be required to issue additional debt or equity securities, refinance its obligations, or take other actions in order to make such scheduled payments. The Company cannot be sure that it would be able to effect any such transactions on favorable terms, if at all and failure to do so may cause an event of default under the Credit Agreement, which will have a material adverse effect on the Company’s business, operating results and financial conditions.

Operating Lease Commitments

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. In anticipation of this event, on June 1, 2007, the Company entered into a five year sublease agreement with Oracle Corporation for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provides for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives to be applied by Actuate towards construction of improvements. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. The Company accounts for and recognizes the rent holidays in its operating lease on a straight-line basis over the lease term (including any rent holiday period) in accordance with paragraph 2 of FASB Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases.” The Company accounts for the amortization of its leasehold improvements over the duration of the lease consistent with SFAS 13 (“SFAS 13”), “Accounting for Leases, as amended.” Leasehold improvements made by the Company that are funded by landlord incentives or allowances under an operating lease are recorded by the Company as leasehold improvement assets and amortized over the term of the lease. The incentives are recorded as deferred rent and amortized as reductions to lease expense over the lease term in accordance with SFAS 13.

As of December 31, 2008, Actuate pledged $655,000 of restricted cash as collateral for a standby letters of credit that guarantees its contractual obligations relating to certain sublease agreements including its new corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying Consolidated Balance Sheet.

The following table summarizes our contractual lease obligations as of December 31, 2008 (in thousands):

Fiscal Year	Future Minimum Lease Payments(1)
2009	5,256
2010	4,535
2011	3,081
2012	1,661
Thereafter	993

Total	$15,526

(1)	Our future contractual obligations include minimum lease payments under operating leases at December 31, 2008, net of contractual sublease proceeds. Of the remaining net future minimum lease payments, approximately $4.5 million is included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2008.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnification

Our license agreements include indemnification for infringement of third party intellectual property rights and certain warranties. Historically, the Company has not experienced significant claims under these contractual rights. Therefore, no amounts have been accrued relating to those indemnities and warranties.

9.	Stockholders’ Equity

Preferred Stock

Under the terms of the certificate of incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, to issue preferred stock in one or more series. Each series shall have the rights, preferences, privileges and restrictions, related to dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the right to increase or decrease the number of shares of any series, as the Board of Directors shall determine. The Board of Directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring or preventing a change in control of Actuate and could adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. The Company currently has no plans to issue any preferred stock.

Stock Option Plans

Amended and Restated 1998 Equity Incentive Plan.    In May 1998, the Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”) was adopted by the Board of Directors and approved by the stockholders in July 1998. Employees, consultants and directors are eligible for awards under the 1998 Plan. Initially, a total of 5,200,000 shares of common stock were reserved for issuance under the 1998 Plan. As of January 1 of each year, the number of shares reserved for issuance under the 1998 Plan is increased automatically by the lesser of (i) 5% of the total number of shares of common stock then outstanding or (ii) 2,800,000 shares. The 1998 Plan has been amended and restated to account for stock splits.

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

Options granted under the 1998 Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant with the remaining balance vesting monthly over the next four or three years, with a maximum contractual life of ten years. Upon a change in control, an Award under the 1998 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another Award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 1998 Plan will accelerate in full. All outstanding repurchase rights under the 1998 Plan shall terminate automatically upon the occurrence of

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2008, 14,383,895 shares of common stock were reserved and available for future grants under the 1998 Option Plan.

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

Options granted under the 2001 Plan are exercisable when vested. Shares generally vest at the rate of 25% after one year from the date of grant with the remaining balance vesting monthly over the next four years, with a maximum contractual life of ten years. Upon a change in control, an award under the 2001 Plan will become fully vested as to all shares subject to such award if such award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an award under the 2001 Plan will accelerate in full. All outstanding repurchase rights under the 2001 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2008, 714,600 shares of common stock were reserved and available for future grants under the 2001 Option Plan.

Tidestone Technologies Stock Option Plans.    Tidestone Technologies, Inc.’s 1998 Incentive Stock Option Plan (“T-98 Option Plan”) and Non-qualified Stock Option Plan of 1999 (“T-99 Option Plan”) were assumed by the Company on May 30, 2001, in connection with the acquisition of Tidestone. The T-98 Option Plan and the T-99 Option Plan are collectively known as the “Tidestone Option Plans”. Each option under the Tidestone Option Plans was converted into a right to receive an option to purchase shares of Actuate’s common stock. As of December 31, 2008, a total of 77,968 and 70,509 shares of common stock have been authorized for issuance under the T-98 Option Plan and T-99 Option Plan, respectively.

All options granted under the T-98 Option Plan are incentive stock options qualified under Section 422 of the Code, with a vesting term of five years while the options granted under the T-99 Option Plan are non-statutory stock options with a vesting term of three years. All options have a maximum contractual life of ten years. Options granted under the Tidestone Option Plans are generally exercisable upon grant and are subject to repurchase rights by us until vested. Under the T-99 Option Plan, shares generally vest at the rate 33% annually. Under the T-98 Option Plan, shares generally vest at the rate of 20% annually. Upon a change in control, an award under the Tidestone Option Plans will become fully vested as to all shares subject to such award if such award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such award with another award of substantially the same terms. The T-98 Option Plan reached its maximum contractual ten year life on July 23, 2008 and employee options are no longer available for issuance under this Plan. As of December 31, 2008, 2,055 shares of common stock were reserved and available for future grants under the T-99 Option Plan.

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

In March 2007, the Board of Directors amended the automatic stock option grant program for non-employee directors under the Directors Plan to change the number of shares covered by the initial and annual awards to non-employee directors, beginning with the grants to be made at the 2007 Annual Meeting. The amendment reduced the number of option shares which will automatically be granted to each individual who first joins the Board as a non-employee director from 80,000 to 40,000 option shares and increased the number of option shares which will be automatically granted to each continuing non-employee Board member at each Annual Stockholders’ Meeting from 10,000 option shares to 25,000 option shares. All other terms of the program including vesting schedules for the initial grant and the annual grant remain unchanged.

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

As of December 31, 2008, 230,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares of common stock were 32,207,163 as of December 31, 2008.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under all option plans was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 2005	11,573,471	19,292,404	$0.16-$31.19	$2.83
Additional authorization	2,800,000	—	—	—
Options granted	(3,141,200)	3,141,200	$3.16-$5.94	$3.70
Options exercised	—	(1,640,855)	$0.16-$5.26	$2.11
Options forfeited and cancelled	1,245,831	(1,245,831)	$1.04-$17.25	$3.55

Balance at December 31, 2006	12,478,102	19,546,918	$0.16-$31.19	$2.98
Additional authorization	2,800,000	—	—	—
Options granted	(3,364,700)	3,364,700	$4.99-$8.39	$5.53
Options exercised	—	(3,282,257)	$0.16-$5.90	$2.53
Options forfeited and cancelled	880,215	(880,215)	$1.27-$21.63	$4.40

Balance at December 31, 2007	12,793,617	18,749,146	$0.75-$31.19	$3.45
Additional authorization	2,800,000	—	—	—
Options granted	(2,441,280)	2,441,280	$2.20-$7.81	$5.78
Options exercised	—	(2,100,088)	$0.75-$5.11	$2.36
Options forfeited and cancelled	2,213,725	(2,213,725)	$1.80-$8.39	$4.30
Plan shares expired	(35,512)	—

Balance at December 31, 2008	15,330,550	16,876,613	$0.78-$31.19	$3.82

The weighted-average grant date fair value of stock options granted was $3.58 in fiscal year 2008, $3.75 in fiscal year 2007 and $2.40 in fiscal year 2006. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during fiscal year 2008, 2007 and 2006 was $3.5 million, $14.0 million and $4.3 million, respectively.

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.78-$1.49	4,423,164	4.17 years	$1.49	4,423,164	$1.49
$1.56-$2.99	2,818,479	5.56 years	$2.61	2,712,719	$2.62
$3.00-$3.89	3,223,923	5.18 years	$3.63	2,732,076	$3.65
$3.90-$5.27	3,354,831	6.63 years	$4.83	2,016,087	$4.78
$5.30-$31.19	3,056,216	7.64 years	$7.37	738,010	$10.99

$0.78-$31.19	16,876,613	5.71 years	$3.82	12,622,056	$3.28

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2008	December 31, 2007
Options Outstanding—Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	16,626,377	18,309,895
Aggregate intrinsic value (in thousands)	$7,499	$82,530
Weighted average exercise price per share	$3.79	$3.43
Weighted average remaining contractual term (in years)	5.67	5.77
Options Exercisable
Options currently exercisable	12,622,056	13,787,490
Aggregate intrinsic value of currently exercisable options (in thousands)	$7,437	$68,429
Weighted average exercise price per share	$3.28	$3.02
Weighted average remaining contractual term (in years)	4.81	4.88

Amended and Restated 1998 Employee Stock Purchase Plan

The 1998 Amended and Restated Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan is automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. If the market price of Actuate’s stock at the end of any six-month purchase period is lower than the stock price at the original grant date, the offering period is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. Employees enrolled prior to August 1, 2006 may purchase up to 500 shares per accumulation period until the end of their current accumulation period at which time they may purchase up to 1000 shares per accumulation period. New participants starting in the August 1 offering period may purchase up to 1000 shares per accumulation period. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with the Company. The Purchase Plan has been amended and restated to account for stock splits. During fiscal year 2008, 2007 and 2006, the Company issued 422,863, 311,718 and 219,629 common shares, respectively under the Purchase Plan, with a weighted-average purchase price of $4.11, $2.82 and $2.10, respectively. As of December 31, 2008, 5,293,637 shares had been purchased under the Purchase Plan and 1,706,363 shares of common stock were reserved and available for future issuance.

As of December 31, 2008, the number of shares of common stock reserved for future issuance of stock options under all option plans and the Purchase Plan was 17,036,913.

Valuation and Expense Information under SFAS 123(R)

Beginning January 1, 2006, the Company adopted SFAS 123R. The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the award, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Compensation cost for all share-based payments granted is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company amortizes its stock-based compensation expense for all awards in accordance with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Share-based compensation expense and the related income tax benefit recognized under Statement of Financial Accounting Standards, or SFAS No. 123R, “Share-Based Payment” in the Consolidated Statements of Income in connection with stock options and the Employee Stock Purchase Plan (“ESPP”) for the fiscal years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Stock options	$7,974	$8,367	$6,111
ESPP	1,148	619	381

Total stock-based compensation	$9,122	$8,986	$6,492

Income tax benefit	$948	$4,760	$2,274

We estimate the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plans. We also look at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimate the volatility of our common stock by using historical volatility over the expected term. We base the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The assumptions we use to estimate the fair value of stock options granted and stock purchase rights granted under our ESPP program for the fiscal years 2008, 2007 and 2006 are as follows:

	Options
	Year ended December 31,
	2008	2007	2006
Dividends	0%	0%	0%
Forfeiture rate	3 – 4%	3 – 4%	4%
Risk-free interest rate	1.50 – 3.50%	3.625 – 4.75%	4.50 – 4.88%
Expected life (in years)	5.48 – 5.70	5.31 – 5.50	4.16 – 4.60
Expected volatility	57.75 – 71.49%	75.36 – 80.41%	80.88 – 86.82%

	ESPP
	Year ended December 31,
	2008	2007	2006
Dividends	0%	0%	0%
Risk-free interest rate	2.05 – 2.18%	4.47 – 5.05%	4.68 – 5.08%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	43.13 – 55.79%	35.78 – 38.66%	42.58 – 46.05%

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of stock options granted was $3.58 in fiscal year 2008, $3.75 in fiscal year 2007 and $2.40 in fiscal year 2006.

During fiscal years 2008, 2007 and 2006, Actuate issued 422,863 shares, 311,718 shares and 219,629 shares, respectively, under the Purchase Plan. The weighted-average fair value of employees’ stock purchase rights under the Purchase Plan during fiscal years 2008, 2007 and 2006 was $1.90, $1.91 and $1.44, respectively.

The total compensation cost for share-based payments and the related tax benefits was $9.1 million and $948,000, respectively in fiscal year 2008. The total compensation cost for share-based payments and the related tax benefits was $9.0 million and $4.8 million, respectively in fiscal year 2007.

Stock Repurchase Program

On October 24, 2007, the Company’s Board of Directors authorized an acceleration of its existing stock repurchase program. As of October 24, 2007, the Company was authorized to repurchase shares in an amount not to exceed approximately $6.3 million per quarter, and the cumulative amount not to exceed $50.0 million over a two year period. On February 4, 2008, the Company’s Board of Directors authorized a further acceleration of the Company’s existing stock repurchase program which allowed for the repurchase of 2,638,560 shares of Actuate common stock at a cost of approximately $10.0 million in the first half of fiscal year 2008.

On November 3, 2008, the Company announced its intention to commence a “modified Dutch auction” tender offer to purchase up to $60.0 million worth of its common stock, at a price per share not less than $3.15 and not greater than $3.50. On December 29, 2008, the Company announced the final results of its tender offer and agreed to purchase and pay $3.50 per share for 17,142,857 of these shares at a total cost of $60.0 million. This repurchase was completed in fiscal year 2008 and was funded by $30.0 million in cash and an additional $30.0 million drawn under the Company’s credit facility. The Company has subsequently suspended its stock repurchase program.

10.	Actuate 401(k) Plan

The Company sponsors a salary deferral 401(k) plan for all of its eligible domestic employees. This plan allows employees to contribute up to 60% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. Beginning in fiscal year 2007, the Company started to match 50% of the employee’s first 3% contribution. The maximum match in any given plan year is the lower of 3% of the employees’ eligible compensation or the then current IRS compensation wage limit. In 2007 the IRS wage limit was $225,000 and the maximum match was $3,375 per employee. The Company’s contributions under the plan were charged to operations and totaled approximately $400,000 in fiscal 2007. In 2008 the IRS wage limit was $230,000 and the maximum match was $3,450 per employee. The Company’s contributions under the plan were charged to operations and totaled approximately $382,000 in fiscal year 2008.

11.	Restructuring Charges

During the first half of fiscal year 2007, the Company evaluated the consolidation of its facilities as a result of the performancesoft acquisition and determined that a $297,000 facility-related restructuring charge was required. This charge was directly related to the consolidation of its three offices located in the United Kingdom into one office. These restructuring charges were accounted for in accordance with FAS 146, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second half of fiscal year 2007, the Company recorded a restructuring charge related to the relocation of its headquarters facility from South San Francisco to San Mateo, California and the closure of its service facility in Iselin, New Jersey. These charges were primarily comprised of rent and operating expenses through the end of the lease term for the fully vacated portion of the South San Francisco facility, impairment of fixed assets and leasehold improvements considered abandoned, and relocation costs to the new facility. The Company also recorded restructuring charges for rent and operating expenses for the Company’s Iselin, New Jersey facility. As a result of these relocations, the Company recorded a total restructuring charge of approximately $1.4 million in the second half of fiscal year 2007 in accordance with FAS 146.

During the first half of fiscal year 2008, the Company recorded facility related restructuring charges totaling $271,000. These charges primarily related to additional lease exit costs associated with the Company’s South San Francisco facility; the closure of one of the three floors in our Toronto, Canada facility and the consolidation of our Vienna, Virginia facilities into one location. The Company also incurred approximately $132,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries.

In order to size the operations to meet the expected business and economic environment for its products, the Company implemented an additional restructuring plan during the second half of fiscal year 2008 to eliminate 46 positions held by Actuate employees, primarily in North America. The reduction in force was completed in fiscal year 2008 and impacted all functional areas. The restructuring plan also included costs related to the world-wide consolidation of facilities, the cancellation of certain contracts and the write-off of fixed assets located at facilities that have been vacated.

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2006, 2007 and 2008 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2005	$465	$12,368	$12,833
Restructuring charges	45	(29)	16
Cash payments	(89)	(3,450)	(3,539)
Changes in estimate	29	1	30
Rents collected on the sublease	—	1,318	1,318

Balance at December 31, 2006	450	10,208	10,658
Restructuring charges	—	1,686	1,686
Cash payments	—	(4,967)	(4,967)
Loss on disposal of assets	—	(244)	(244)
Changes in estimate	14	(9)	5
Rents collected on the sublease	—	1,669	1,669

Balance at December 31, 2007	464	8,343	8,807
Restructuring charges	1,101	405	1,506
Cash payments	(1,027)	(4,666)	(5,693)
Changes in estimate	23	(66)	(43)
Rents collected on the sublease	—	1,721	1,721

	561	5,737	6,298
Less: Current portion	(561)	(2,645)	(3,206)

Long-term balance at December 31, 2008	$—	$3,092	$3,092

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Income Taxes

The following table presents the profit before income taxes for domestic and foreign operations (in thousands):

	Year ended December 31,
	2008	2007	2006
Domestic	$4,500	$11,900	$8,300
Foreign	8,000	7,400	4,500

Profit before income taxes	$12,500	$19,300	$12,800

The benefit from income taxes consists of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Federal:
Current	$66	$4,720	$3,174
Deferred	(2,056)	(5,728)	(3,556)

	(1,990)	(1,008)	(382)

State:
Current	70	698	1051
Deferred	(1,196)	(897)	(2,013)

	(1,126)	(199)	(962)

Foreign:
Current	1,447	219	402
Deferred	351	125	(32)

	1,798	344	370

Benefit from income taxes	$(1,318)	$(863)	$(974)

The tax benefits associated with exercises of stock options reduced taxes currently payable by approximately $948,000, $4.8 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Such benefits were credited to additional paid-in capital. Tax expense associated with the increase of tax reserves increased taxes currently payable by approximately $1.2 million in fiscal year 2008, $164,000 in 2007 and $275,000 in fiscal year 2006.

The tax expense associated with the utilization of acquired deferred tax assets and the release of the valuation allowance increased goodwill and intangibles by approximately $92,000 and $70,000 in fiscal year 2008 and 2007, respectively. For 2006, the tax benefits associated with the utilization of acquired deferred tax assets and the valuation allowance release reduced goodwill and intangibles by $1.5 million.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the tax expenses /(benefits) associated with the utilization of acquired deferred tax assets and the release of the valuation allowance (in thousands):

	Year ended December 31,
	2008	2007	2006
Purchased Technology	$(428)	$139	$(149)
Goodwill	520	(69)	(1,398)

Tax/ Expense (benefit) from acquired deferred tax assets and valuation allowance release	$92	$70	$(1,547)

During fiscal year 2008, the Company recorded the correction of an error from the prior fiscal year which resulted in adjustments to goodwill and purchased technology related to the tax benefits acquired from the performancesoft acquisition and the deferred tax assets utilized with respect to the Nimble acquisition. The correction resulted in a reversal of tax benefit previously credited to goodwill and intangibles of approximately $237,000 in fiscal year 2008. In addition, the current year tax benefits from the utilization of performancesoft deferred tax assets and the related valuation allowance release of approximately $145,000 were credited to goodwill.

The difference between the benefit from income taxes and the amount computed by applying the federal statutory rate (35 percent) to income before taxes is explained below (in thousands):

	Year ended December 31,
	2008	2007	2006
Income taxes at federal statutory rate	$4,377	$6,755	$4,488
Permanent differences	175	(34)	942
Foreign tax rate differential	(866)	(1,871)	(1,097)
Valuation allowance release	(1,270)	(6,757)	(5,406)
State tax, net of federal benefit	(1,150)	1,260	695
Tax benefit related to a foreign subsidiary	(3,403)	0	0
Tax credits	(354)	(381)	(909)
Increase of tax reserves	1,147	164	275
Other	26	1	38

Benefit from income taxes	$(1,318)	$(863)	$(974)

As of December 31, 2008, the Company had federal net operating loss carry-forwards of approximately $3.5 million. Of this amount, $1.5 million can be carried back two years and the remaining federal net operating loss carry-forwards will expire in 2023 if not utilized. As of December 31, 2008, the Company had federal and state research tax credit carry-forwards of approximately $2.7 million and $8.2 million, respectively. The federal research credits will expire at various dates beginning in the year 2018 through 2028, if not utilized. The state research credits can be carried forward indefinitely. The Company also had approximately $159,000 of foreign tax credits which are due to expire at various dates beginning in the year 2010 through 2014.

Utilization of the net operating losses and the research tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $10.6 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. During the fiscal year ended December 31, 2008, the Company benefited from the terms of a tax holiday in Switzerland which is due to expire in 2010.

Significant components of deferred tax assets and liabilities for federal and states are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets
Net operating loss carry-forwards	$3,463	$6,541
Research credit carry-forwards	7,103	6,636
performancesoft deferred tax assets	2,402	1,839
Depreciation and amortization	951	226
Accruals and allowances not currently tax deductible	5,707	6,344
Non-qualified stock options (SFAS 123R)	6,736	4,321

Total deferred tax assets	$26,362	$25,907

Valuation allowance	(8,093)	(10,667)

Net deferred tax assets	$18,269	$15,240

Deferred tax liabilities
Acquired intangible assets	$1,898	$2,339

Net deferred tax assets	$16,371	$12,901

SFAS No. 109, “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The net valuation allowance decreased by approximately $2.6 million and $6.6 million during the years ended December 31, 2008 and 2007, respectively. The $2.6 million decrease in the valuation allowance in fiscal year 2008 resulted from the release of the valuation allowance from the write off of the deferred tax assets associated with a foreign subsidiary of $1.4 million and the release of the valuation allowance of $1.2 million related to the utilization of net operating losses, tax credits, change in tax rates and foreign exchange rates. The $6.6 million decrease in fiscal year 2007 mostly related to temporary differences, utilization of net operating losses and tax credits. As of December 31, 2008, approximately $4.2 million of the valuation allowance reflected above relates to the tax benefits of stock option deductions that will be credited to additional paid-in capital when realized, approximately $2.4 million of the valuation allowance reflected above relates to the tax attributes from acquisitions that will be credited to intangibles and goodwill, when realized and the remaining $1.5 million is related to foreign net operating losses which will be credited to tax expense when realized.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes.

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

A reconciliation of the January 1, 2007 through December 31, 2008 amount of unrecognized tax benefits are as follows (in thousands):

Beginning balance at January 1, 2007	$2,168
Additions based on tax positions related to the current year	164

Ending balance at December 31, 2007	$2,332
Additions based on tax positions related to the current year	1,588

Ending balance at December 31, 2008	$3,920

As of December 31, 2008, the Company had total federal, state, and foreign unrecognized tax benefits of $3.9 million. Of that total, approximately $1.7 million of the unrecognized tax benefits, if recognized would affect the effective tax rate.

Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. During its fiscal years for 2003 through 2007, the Company has not recognized any interest and penalties in its Consolidated Statement of Income and Consolidated Statement of Financial Position. During 2008, approximately $229,000 was accrued for the payment of interest and penalties.

As of December 31, 2008, the Company does not expect any material changes to uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal, states, and various foreign jurisdictions. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The 2003 to 2008 tax years generally remain subject to U.S. federal, state, or non-U.S. income tax examinations.

During fiscal year 2008, the Company also completed a Texas income tax audit which resulted in no change in the income tax due. The Company has a California income tax audit in process for the 2005 and 2006 tax years. The audit is in its initial stages and no issues have been identified at this point. No other federal, state or foreign income tax audits are in progress.

13.	Geographic Information

Actuate’s primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe. Actuate’s revenues by geographic area are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenues:
North America	$94,109	$102,610	$96,955
Europe	32,479	33,839	26,679
Asia Pacific and others	4,402	4,177	4,935

Total revenue	$130,990	$140,626	$128,569

14.	Contingencies

Actuate is engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, Actuate believes that the ultimate outcome of these actions will not have a material effect on its Consolidated Financial Position and results of operations.

15.	Subsequent Events

On January 30, 2009, the Company amended and restated its Bylaws. Key changes made to the Bylaws addressed the following subjects:

•	Advance Notice Provisions,

•	Calling Special Meetings of Stockholders,

•	Quorum at Stockholder Meetings,

•	Voting Requirement at Stockholder Meetings,

•	Officers, and

•	Indemnification.

16.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial data for the eight quarters ended December 31, 2008 (in thousands, except per share data).

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$29,521	$34,600	$33,681	$33,188
Income (loss) from operations	$(949)	$3,296	$3,443	$5,685
Net income	$2,907	$2,895	$3,105	$4,671
Net income per share:
Basic	$0.05	$0.05	$0.05	$0.08
Diluted	$0.04	$0.04	$0.05	$0.08

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$31,975	$34,700	$34,739	$39,212
Income from operations	$1,580	$4,118	$3,820	$6,628
Net income	$1,396	$3,383	$4,607	$10,778
Net income per share:
Basic	$0.02	$0.06	$0.08	$0.18
Diluted	$0.02	$0.05	$0.07	$0.16

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Acquired through acquisition	Additions (reductions) charged to costs and expenses	Additions charged to other accounts(1)	Deductions(2)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2008	$1,141	$—	$239	$(557)	$(217)	$606
Year ended December 31, 2007	826	$—	$159	$472	$(316)	$1,141
Year ended December 31, 2006	1,318	405	(184)	(235)	(478)	826

(1)	Represents amounts charged to revenue and deferred revenue for sales returns and other revenue related items.
(2)	Deductions are primarily comprised of write-offs of receivable balances against the allowance for doubtful accounts.