Form 10-Q
period 2009-03-31
ACTUATE CORP
filed 2009-05-08
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of March 31, 2009
Common Stock, par value $.001 per share	44,698,142

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$30,499	$24,772
Short-term investments	16,274	17,278
Accounts receivable, net of allowance of $663 and $606 at March 31, 2009 and December 31, 2008, respectively	24,487	28,017
Other current assets	7,455	6,620

Total current assets	78,715	76,687
Property and equipment, net	4,683	4,729
Goodwill	36,114	36,114
Other purchased intangibles, net	1,575	1,800
Non-current deferred tax assets	12,575	12,602
Non-current investments	16,391	16,391
Other assets	2,064	2,189

	$152,117	$150,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,415	$2,067
Restructuring liabilities	2,928	3,206
Accrued compensation	4,564	4,514
Other accrued liabilities	4,549	5,299
Income tax payable	444	—
Deferred revenue	40,479	40,900

Total current liabilities	54,379	55,986

Long-term liabilities:
Note payable	30,000	30,000
Other liabilities	982	1,054
Long-term deferred revenue	2,122	2,472
Long term income tax payable	1,594	1,660
Restructuring liabilities, less current portion	2,308	3,092

Total long-term liabilities	37,006	38,278

Noncontrolling interest in subsidiary	607	584
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 76,042,554 and 75,514,061 shares, respectively; outstanding 44,698,142 and 44,169,649 shares, respectively	45	44
Additional paid-in capital	163,379	160,619
Treasury stock, at cost 31,344,412 shares	(117,280)	(117,256)
Accumulated other comprehensive loss	(1,966)	(887)
Retained earnings	15,947	13,144

Total stockholders’ equity	60,125	55,664

	$152,117	$150,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
License fees	$8,753	$7,610
Maintenance	18,371	17,738
Professional services and training	2,132	4,173

Total revenues	29,256	29,521

Costs and expenses:
Cost of license fees	200	326
Cost of services	4,740	6,275
Sales and marketing	10,710	13,138
Research and development	5,050	5,631
General and administrative	5,075	4,721
Amortization of other purchased intangibles	170	237
Restructuring charges	41	142

Total costs and expenses	25,986	30,470

Income (loss) from operations	3,270	(949)
Interest and other income (loss), net	472	(375)
Interest expense	(355)	(3)

Income (loss) before income taxes	3,387	(1,327)
Provision (benefit) for income taxes	584	(4,234)

Net income	$2,803	$2,907

Basic net income per share	$0.06	$0.05

Shares used in basic per share calculation	44,456	60,904

Diluted net income per share	$0.06	$0.04

Shares used in diluted per share calculation	47,556	67,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net income	$2,803	$2,907
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase	1,605	2,552
Amortization of other purchased intangibles	225	382
Amortization of debt issuance cost	70	—
Depreciation	533	559
Net operating loss utilizations related to prior acquisitions	—	(228)
Accretion of discount on short-term debt securities	79	45
Changes in operating assets and liabilities:
Accounts receivable, net	3,530	16,821
Other current assets	(261)	(558)
Accounts payable	(645)	(1,576)
Accrued compensation	50	(2,406)
Other accrued liabilities	(482)	(1,324)
Deferred tax assets	41	(48)
Income taxes payable/receivable	(221)	(4,107)
Other deferred liabilities	(73)	261
Restructuring liabilities	(1,062)	(724)
Deferred revenue	(771)	(314)

Net cash provided by operating activities	5,421	12,242

Investing activities
Purchases of property and equipment	(486)	(702)
Proceeds from maturity of investments	4,523	35,542
Purchases of investments	(3,787)	(27,157)
Proceeds from security deposits	23	—

Net cash provided by investing activities	273	7,683

Financing activities
Proceeds from issuance of common stock	1,179	2,130
Cost of treasury stock	(256)	(10,000)

Net cash provided by (used in) financing activities	923	(7,870)

Net increase in cash and cash equivalents	6,617	12,055
Effect of exchange rates on cash and cash equivalents	(890)	1,366
Cash and cash equivalents at the beginning of the period	24,772	21,468

Cash and cash equivalents at the end of the period	$30,499	$34,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Actuate and its wholly-owned and majority-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in the United States, Switzerland, United Kingdom, Germany, Singapore, Japan and China. All intercompany balances and transactions have been eliminated.

As of March 31, 2009, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. During the first quarter of fiscal 2009, the Company adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard requires the Company to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. In addition, the Company applied the measurement guidance upon adoption of March 2008 updates to EITF D-98 effective January 1, 2009 and retrospectively applied the disclosures for all periods presented. The Company measures a redeemable non-controlling interest at the greater of its EITF D-98 measurement amount (calculated redemption value of the put option embedded in the noncontrolling interest) or its ARB 51 measurement amount. The adjustments to the measurement amount for increases or decreases in each reporting period will be to additional paid-in capital. For the periods starting January 1, 2009 the Company will adjust net income or loss each period for the amount attributable to the noncontrolling interest. The Company will also adjust comprehensive income or loss each period for the amount attributable to the noncontrolling interest. Upon adoption of the March 2008 updates to EITF-98 the Company will adjust the numerator of earnings per share calculations for the current period change in the excess of the noncontrolling interest’s EITF D-98 measurement amount over its ARB 51 measurement amount (“gross changes” approach).

The Company consolidates Actuate Japan’s financial results, which are reflected in each revenue, cost of revenue and expense category in consolidated statement of operations. Through March 31, 2009, the operating performance and liquidity requirements of Actuate Japan had not been material to the results of operations or financial condition. Although the Company plans to maintain and expand selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan will not be significant.

Revenue Recognition

Actuate generates revenues from the sales of software licenses and related services. The Company receives software license revenues from licensing its products directly to end-users and indirectly through resellers, system integrators and original equipment manufacturers (OEMs). The Company receives service revenues from maintenance contracts, consulting services and training that Actuate performs for customers.

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

A significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions have adversely impacted the financial services industry throughout fiscal 2008 and the first quarter of fiscal 2009. If this trend continues further into 2009, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for additional information related to these share-based compensation plans.

Share-based compensation expense and the related income tax benefit recognized under Statement of Financial Accounting Standards, or SFAS No. 123R, “Share-Based Payment” in the Condensed Consolidated Statements of Income in connection with stock options and the Employee Stock Purchase Plan (“ESPP”) for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock Options	$1,349	$2,345
ESPP	256	207

Total share-based compensation	$1,605	$2,552

Income tax benefit	$501	$825

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the three months ended March 31, 2009 and 2008 are as follows:

	Options		ESPP
	Three Months Ended		Three Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Volatility	59.03%	71.49%	94.69%	55.79%
Expected term (years)	5.49	5.55	0.5	0.5
Risk free interest rate	1.75%	2.50%	0.62%	2.05%
Expected dividend yield	0%	0%	0%	0%

In February 2009, the Company granted additional stock options totaling 400,000 shares to its President and Chief Executive Officer (“CEO”), Mr. Peter Cittadini and 40,000 shares to its Senior Vice President and Chief Financial Officer (“CFO”), Mr. Daniel Gaudreau. These grants have a shorter term life and therefore require a separate set of assumptions for valuation purposes. For the first quarter of fiscal 2009, the assumptions used for volatility, expected term, risk free interest rate and expected dividend yield were 59.66%, 3.58 years, 1.375% and 0%, respectively.

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

Adjustment to the numerator of earnings per share calculated subsequent to the adoption of the March 2008 updates to EITF D-98 for the current period change in the excess of the noncontrolling interest’s EITF D-98 measurement amount over its ARB 51 measurement amount (“gross changes” approach) does not have a significant impact on earnings per share in the current period.

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended March 31,
	2009	2008
Weighted-average common shares outstanding	44,456	60,904
Weighted-average dilutive stock options outstanding under the treasury stock method	3,100	6,373

Weighted-average common shares used in computing diluted net income per share	47,556	67,277

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 10,662,514 for the three months ended March 31, 2009. In the first quarter of fiscal year 2008, the Company excluded 3,048,978 stock options from its calculation of weighted-average common shares used in computing dilutive net income per share. Such stock options, had they been dilutive, would have been included in the computation of diluted net income per share.

The weighted average exercise price of excluded stock options was $5.06 and $7.34 for the quarters ended March 31, 2009 and 2008, respectively.

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

The Company recognizes and measures uncertain tax positions in accordance with the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, whereby the Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Comprehensive Income

Other comprehensive income includes currency translation adjustments and unrealized losses on investments that are not included in net income, but rather are recorded directly in stockholders’ equity. Comprehensive income during the first quarter of fiscal 2009 and 2008 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$2,803	$2,907
Foreign currency translation adjustment	(890)	1,366
Net unrealized loss on securities	(189)	(654)

Comprehensive income	$1,724	$3,619

The Company had approximately $890,000 in foreign currency translation losses in the first quarter of fiscal 2009. This loss related primarily to the translation and consolidation of its European operations. These losses were significantly higher during the first quarter of fiscal 2009 as compared to gains reported in fiscal 2008 due primarily to the weakness of the British Pound and the Euro against the U.S. Dollar in the first quarter of fiscal 2009.

Summary of Significant Accounting Policies

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Actuate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 12, 2009.

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position FAS 107-1 and Accounting Principles Board Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments. The position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The position is effective for interim periods ending after June 15, 2009 with early adoption permitted. The Company plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosures in the second quarter of 2009.

On January 1, 2009, we adopted the provisions of SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141(R)), which retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of ways. Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, non-controlling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from Statement 141(R), without significantly revising the guidance in SFAS No. 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). The Company adopted the FSP on January 1, 2009.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method. EITF 08-6 was adopted January 1, 2009 and did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 was adopted effective January 1, 2009 and did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. Companies are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. In addition, in October 2008 the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Effective January 1, 2009, the Company adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. Examples include goodwill, intangibles, and other long-lived assets. The adoption of SFAS 157 did not have a material impact on the consolidated financial statements, results of operations, or cash flows.

In April 2009 The FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We expect to adopt FAS 157-4 in the quarterly period ended June 30, 2009. We have not evaluated FAS 157-4 and its effect, if any, on our consolidated financial statements.

In April 2009 The FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Theses positions amend the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. Actuate expects to adopt FAS 115-2 and FAS 124-2 in the quarterly period ended June 30, 2009. We have not evaluated FAS 115-2 and FAS 124-2 and their effects, if any, on our consolidated financial statements.

2. Investment in Actuate Japan

Noncontrolling (minority) Interest - The minority shareholder of Actuate Japan has a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company has the option to call the Non-controlling interest. The redeemable non-controlling interest as of March 31, 2009 was approximately 12% of the total equity interest. If the non-controlling interest shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $607,000 to purchase these shares. The Company measures and discloses a redeemable non-controlling interest in accordance with the policy discussed above at the calculated redemption value of the put option embedded in the non-controlling interest. The non-controlling shareholder is also a distributor of Actuate products in Japan, although the volume of revenues sold through this distributor has historically been immaterial to Actuate Corporation. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. Through March 31, 2009, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. Although the Company plans to maintain and expand our selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan is not expected to be significant in the near future. As of the date of this filing, the remaining non-controlling shareholder has not notified the Company of any intent to exercise its put option.

3. Fair Value Measurements of Financial Assets and Liabilities

The Company has investments that are valued in accordance with the provisions of SFAS 157. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2—Valuations based inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of March 31, 2009
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,895	$7,895	$—	$—
Corporate bonds	14,064	—	14,064	—
Federal and municipal obligations	2,210	—	2,210	—
ARS	14,600	—	—	14,600
Put Option	1,791	—	—	1,791

	$40,560	$7,895	$16,274	$16,391

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

As of March 31, 2009, the Company had approximately $16.5 million in ARS at par value. Since February 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. At March 31, 2009, the Company has classified its entire ARS investment balance as non-current on its Consolidated Balance Sheet because of the Company’s inability to determine when its investments in ARS will settle. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.

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

The Company has no reason to believe that any of the underlying issuers of its ARS are presently at risk of default. Through March 31, 2009, the Company has continued to receive interest payments on the ARS in accordance with their terms. The Company believes that it will ultimately be able to liquidate its ARS related investments without significant loss primarily due to the collateral securing ARS and the legal settlement it has entered into with UBS. However, it could take until final maturity of the ARS (up to 39 years) to realize the investments’ par value. Due to the changes and uncertainty in the ARS market, the Company believes the recovery period for these investments is likely to be longer than 12 months and as a result, the Company has classified these investments as long-term as of March 31, 2009. The Company continues to earn interest on its ARS investments at the maximum contractual rate, which may not exceed the one year trailing average rate on the three month Treasury Bill plus 120 basis points.

The estimated fair value of ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of March 31, 2009 the Company determined there was a decline in the fair value of its ARS investments of $1.9 million. The Company considered the guidance contained in SEC Staff Accounting Bulletin No. 59, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (SAB 59) and EITF 03-1 “The Meaning of Other-Than-Temporary Investments and its Application to Certain Investments”, and determined that 100% of this impairment was other-than-temporary at March 31, 2009. An other-than-temporary impairment charge is recorded as a realized loss in the Consolidated Statement of Income and reduces net income for the applicable accounting period. Prior to December 31, 2008, the ARS were classified as “available-for-sale” and all temporary changes in fair value were recognized in Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS and Put Option measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the first quarter of fiscal year 2009 (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at December 31, 2008:	$16,391
Unrealized gain on ARS included in earnings	718
Loss on fair value of Put Option included in earnings	(718)

Balance at March 31, 2009:	$16,391

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at March 31, 2009
Classified as cash and cash equivalents:
Cash	$22,604	$—	$—	$22,604
Money market funds	7,895	—	—	7,895
Federal and municipal obligations	—	—	—	—

	30,499	—	—	30,499
Classified as short-term investments:
Corporate bonds	14,219	46	(201)	14,064
Federal and municipal obligations	2,205	5	—	2,210

	16,424	51	(201)	16,274
Classified as non-current investments:
ARS	13,882	718	—	14,600
Put option	—	1,791		1,791

	13,882	2,509	—	16,391

Total	$60,805	$2,560	$(201)	$63,164

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2008
Classified as cash and cash equivalents:
Cash	$21,947	$—	$—	$21,947
Money market funds	1,050	—	—	1,050
Federal and municipal obligations	1,775	—	—	1,775

	24,772	—	—	24,772
Classified as short-term investments:
Corporate bonds	11,668	29	(24)	11,673
Federal and municipal obligations	5,570	35	—	5,605

	17,238	64	(24)	17,278
Classified as non-current investments:
ARS	16,475	—	(2,593)	13,882
Put option	—	2,509	—	2,509

	16,475	2,509	(2,593)	16,391

Total	$58,485	$2,573	$(2,617)	$58,441

At this time, the Company believes that, due to the nature of the Company’s investments, the financial condition of the issuer and the Company’s ability to hold these investments through these short-term loss positions, factors would not indicate that these unrealized losses on investments, other than ARS and the Put Option, should be viewed as other-than-temporary.

As of March 31, 2009, the stated maturities of the Company’s cash equivalents and short-term investments are $7.9 million within 90 days and $16.3 million beyond 90 days. Short-term investments are generally classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income (Loss). At March 31, 2009, Actuate has classified all of its securities (other than ARS) as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments are highly liquid and available for use in current operations.

4. Restructuring Charges

During the first quarter of fiscal year 2009, we incurred $41,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries. These charges were accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

Historically restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. These restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

The following table summarizes the restructuring accrual activity during the three months ended March 31, 2009 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2008	$561	$5,737	$6,298
Restructuring charges	41	—	41
Cash payments	(231)	(1,223)	(1,454)
Rents collected on the sublease	—	386	386
Change in estimate	(34)	(1)	(35)

Balance at March 31, 2009	337	4,899	5,236
Less: current portion	(337)	(2,591)	(2,928)

Long-term balance at March 31, 2009	$—	$2,308	$2,308

5. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
North America	$22,614	$19,563
Europe	5,857	8,280
Asia Pacific and others	785	1,678

	$29,256	$29,521

As of March 31, 2009, we operated solely in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. There were no customers that accounted for more than 10% of total revenues in the three months ended March 31, 2009 or 2008.

6. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with SFAS 142, the Company performs its annual impairment test of goodwill on October 1 of each year. The Company’s goodwill balance of $36.1 million was unchanged at March 31, 2009 when compared to the balance reported at the end of fiscal year 2008.

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Adjustment to Purchase Price Allocation	Net Carrying Amount
Customer list	$14,000	$(12,810)	$1,190	$14,000	$(12,640)	$—	$1,360
Purchased technologies	8,002	(7,617)	385	8,430	(7,562)	(428)	440
Trademark	1,500	(1,500)	—	1,500	(1,500)	—	—

	$23,502	$(21,927)	$1,575	$23,930	$(21,702)	$(428)	$1,800

Amortization expense of purchased technology and other intangible assets was approximately $225,000 and $382,000 for the quarters ended March 31, 2009 and 2008, respectively. Of this total, approximately $55,000 and $146,000 was related to the amortization of purchased technology. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2009 (remainder of year)	$675
2010	900

$1,575

7. Contingencies

General

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our consolidated financial position or results of operations.

Revolving credit line

In November 2008, the Company entered into a four year revolving line of credit agreement with Wells Fargo, LLC (“Credit Agreement”). The Credit Agreement was effective as of November 3, 2008 and allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but not to exceed 80% of the Company’s trailing four quarters of recurring maintenance revenue. As of March 31, 2009, the balance available under the revolving credit facility is approximately $20.0 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10.0 million the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Company incurred approximately $355,000 of interest expense associated with the credit facility during the first quarter of fiscal year 2009. The Credit Agreement also requires that the Company pay a closing fee based on a percentage of the overall available facility. As of March 31, 2009, approximately $375,000 of costs associated with the credit facility remain accrued including closing fees totaling $250,000 that are due and payable on the first anniversary of the credit facility in November of fiscal year 2009 and $125,000 due and payable on the third anniversary in November of fiscal year 2011. These costs are being capitalized and amortized over four years. These costs are classified as current assets if payable within one year or non-current assets if payable beyond one year in the Company’s Consolidated Balance Sheet at March 31, 2009.

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

The Credit Agreement contains financial covenants, which, among other things, require the Company to maintain specified financial ratios and impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. The Company was in compliance with these financial and non-financial covenants at March 31, 2009. The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate International Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

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

Operating Lease Commitments

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. In anticipation of this event, on June 1, 2007, the Company entered into a five year sublease agreement with Oracle Corporation for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At March 31, 2009, the deferred rent liability balance totaled approximately $1.1 million and this balance is being amortized over the life of the lease through July 2012. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in April 2011 and this facility is entirely being subleased. Actuate also leases office facilities in various locations in the United States and abroad. All facilities are leased under operating leases.

As of March 31, 2009, Actuate pledged $655,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to certain sublease agreements including its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying Consolidated Balance Sheet.

Stock Option Plans

In March 2007, the Board of Directors amended the automatic stock option grant program for non-employee directors. This amendment changed the number of shares covered by the initial and annual awards to non-employee directors, beginning with the grants to be made at the 2008 Annual Meeting. The amendment reduced the number of option shares which will automatically be granted to each individual who first joins the Board as a non-employee director from 80,000 to 40,000 option shares and increased the number of option shares which will be automatically granted to each continuing non-employee Board member at each annual stockholders’ meeting from 10,000 option shares to 25,000 option shares. All other terms of the program, including vesting schedules for the initial grant and the annual grant, remain unchanged.

As of March 31, 2009, 230,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

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

All options are subject to the same vesting schedule (twenty-five percent of the option shares will vest on the one year anniversary of the option grant date and the remaining option shares will vest in thirty-six equal monthly installments over the thirty-six month period measured from the first anniversary of the option grant date, provided the optionee continues to provide services to the Corporation through each applicable vesting date) and all have ten year terms other than the February 2009 grants to Mr. Cittadini and Mr. Gaudreau which have a term of five (5) years.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 31,869,775 as of March 31, 2009.

The weighted average grant date fair value of options granted during the quarter ended March 31, 2009 was $1.85 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended March 31, 2009 was $649,000.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.78-$1.49	4,175,206	3.92 years	$1.49	4,175,206	$1.49
$1.56-$3.36	3,034,678	5.61 years	$2.69	2,887,162	$2.67
$3.40-$3.75	4,484,532	6.78 years	$3.62	2,412,231	$3.66
$3.77-$5.11	3,838,790	6.35 years	$4.68	2,182,324	$4.74
$5.18-$31.19	2,995,946	7.54 years	$7.38	1,271,498	$8.95

$0.78-$31.19	18,529,152	5.98 years	$3.81	12,928,421	$3.44

	March 31, 2009	March 31, 2008
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	18,178,474	19,370,443
Aggregate intrinsic value (in thousands)	$7,756	$20,122
Weighted average exercise price per share	$3.80	$3.73
Weighted average remaining contractual term (in years)	5.93	6.12
Options Exercisable
Options currently exercisable	12,928,421	13,916,348
Aggregate intrinsic value of currently exercisable options (in thousands)	$7,726	$18,959
Weighted average exercise price per share	$3.44	$3.15
Weighted average remaining contractual term (in years)	4.87	5.03

As of March 31, 2009, the number of shares reserved for future grants under all option plans was 13,340,623. The number of shares available for future purchase under the Purchase Plan was 1,515,258.

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Maintenance and support	$37,531	$38,070
Other	5,070	5,302

	42,601	43,372
Less: current portion	(40,479)	(40,900)

Long-term deferred revenue	$2,122	$2,472

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

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 12, 2009.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate’s expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate’s current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part II, Item 1A–Risk Factors of this Form 10-Q, Part I, Item 1A–Risk Factors in our Annual Report for the year ended December 31, 2008 and in other filings made by the Company with the Securities and Exchange Commission.

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

We began shipping our first product in January 1996. We sell software products through two primary means: (i) directly to end-user customers through our direct sales force and (ii) through indirect channel partners such as OEMs, resellers and system integrators. OEMs generally integrate our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end-user customers. Our total revenues are derived from license fees for software products and fees for services relating to such products, including software maintenance and support, professional services and training.

The software industry is currently experiencing significant challenges, primarily due to a deteriorating macroeconomic environment, which is primarily characterized by diminished product demand. As a result of this downturn, some of our customers may face financial challenges in fiscal 2009. It is unclear when the macroeconomic environment may improve. We are seeing increasing pressures on our customers’ Information Technology budgets, and therefore our customers are looking for more flexibility in the timing of such purchases.

Facing uncertainty and cost pressures in their own businesses, some of our customers are waiting to purchase our products and are increasingly seeking purchasing terms and conditions that are less favorable to us. This trend partially contributed to lower license revenues for fiscal 2008 and this trend may continue for the remainder of fiscal 2009. We have also seen a similar impact on our consulting business in the recent quarters.

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

Our total revenues for the first quarter of fiscal year 2009 were relatively flat at $29.3 million compared to $29.5 million reported in the first quarter of fiscal 2008. Despite the challenging macro economic environment, we managed to grow our license revenues by approximately 15% or $1.1 million over the same period last year. This growth was mostly attributed to repeat business from some of our blue chip customers across a variety of verticals mainly in North America. We also experienced a 4% increase in our maintenance and support revenues as we continue to experience a steady growth in our installed base of customers under maintenance plans. These increases were more than offset by approximately 49% or a $2.0 million decrease in professional services revenues. The decrease in professional services revenues was mainly due to a weak macro economic environment which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products.

Despite some of the positive trends experienced in our license sales during the first quarter of fiscal 2009, we maintain our cautious stance for the reminder of fiscal 2009 as we continue to see a volatile macro economic environment and weak corporate spending on information technology.

During the second half of fiscal 2008 and in response to the weak macro economic conditions, we implemented a restructuring plan which resulted in the elimination of 46 positions held by Actuate employees primarily in North America, the consolidation of facilities, and the write-off of fixed assets located at facilities that had been vacated. These cost cutting measures have primarily been the force behind the 15% or $4.5 million decrease in operating expenses in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Consequently, our operating margins have improved from a negative 3% or $949,000 loss in the first quarter of fiscal 2008 to a positive 11% or $3.3 million income in the first quarter of fiscal 2009. As a result of fluctuations in foreign currency exchange rates, our revenues were negatively impacted by approximately $940,000 while our operating expenses were positively impacted by approximately $930,000 for fiscal year 2009.

A significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions have adversely impacted the financial services industry throughout fiscal 2008 and the first quarter of fiscal 2009. If this trend continues further into 2009, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

For the remainder of fiscal year 2009, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all for the remainder of fiscal year 2009, particularly among financial services companies in the United States and Europe. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, RIA and Performance Management software purchases into fewer suppliers. Finally, we expect to experience vigorous competition in the RIA market. Several of our competitors have released products that are marketed to be directly competitive with our RIA offerings. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the RIA market will be vigorous in the near future.

For remainder of fiscal year 2009, we will continue to pursue the strategic initiatives to improve revenue growth that we began introducing in fiscal year 2004 as well as an initiative related to Performance Management, which we introduced in fiscal 2007. These initiatives are as follows:

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

•

Delivering a Highly Differentiated Performance Management Offering—We have integrated Actuate Performancesoft Performance Management applications, BIRT and Actuate’s RIA-ready information platform to provide capabilities for distributing accountability throughout the enterprise.

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

At March 31, 2009, we held $16.5 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 28 days. Prior to February 2008, the securities had historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At March 31, 2009, all of the ARS we held were AAA/Aaa rated, with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

In November 2008, we elected to participate in a rights offering by UBS, our investment broker, which provides us with rights (the “Put Option”) to sell UBS $16.5 million of our ARS portfolio at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, we are permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. We classified the Put Option as a non-current security and valued the Put Option at the present value of the difference between the fair market value and the par value of the ARS.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through March 31, 2009, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing ARS and the legal settlements we have entered into with UBS. However, it could take until final maturity of the ARS (up to 39 years) to realize our investments’ par value. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of March 31, 2009.

Since February 2008, most ARS auctions have failed for these securities and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited. In the event the Company needs to access these funds, it will not be able to do so without a loss of principal, unless a future auction on these investments is successful. In the first quarter of fiscal 2009, the Company increased the carrying value of these ARS investments through a $718,000 increase to other income. This benefit was offset by a $718,000 (or “equal”) decrease in the value of the Put Option related to our settlement agreement with UBS. The Company will evaluate these investments on a quarterly basis. For additional discussion please refer to the Note 4 of our Consolidated Financial Statements.

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

For further information about our significant accounting policies, see the discussion under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2008, as filed with the SEC on Form 10-K on March 12, 2009.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2009	2008
Revenues:
License fees	30%	26%
Maintenance	63	60
Professional services and training	7	14

Total revenues	100	100

Costs and expenses:
Cost of license fees	1	1
Cost of services	16	21
Sales and marketing	37	44
Research and development	17	19
General and administrative	17	16
Amortization of other purchased intangibles	1	1
Restructuring charges	—	1

Total costs and expenses	89	103

Income (loss) from operations	11	(3)
Interest and other income (loss), net	2	(1)
Interest expense	(1)	—

Income (loss) before income taxes	12	(4)
Provision (benefit) for income taxes	2	(14)

Net income	10%	10%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, professional consulting and training. Our total revenues decreased slightly from $29.5 million for the quarter ended March 31, 2008 to $29.3 million for the quarter ended March 31, 2009. We experienced increases in our license and maintenance revenues totaling approximately $1.8 million. These increases were more than offset by a sharp decline of approximately $2.0 million in our professional services revenues. Our professional services revenues continue to decline mostly due to the weak macro economic environment where we are seeing more of our customers cancelling professional services engagements and instead using in-house resources for completing previously outsourced services projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products.

Sales outside of North America were $6.6 million or 23% of total revenues for the first quarter of fiscal year 2009, compared to $9.9 million, or 34% of total revenues for the first quarter of fiscal year 2008. The decrease in international revenues was primarily due to weakness in the global economy which has resulted in sharp decreases in both license and service revenues overseas.

Approximately $940,000 of the decrease in international revenues was due to the unfavorable impact of exchange rate fluctuations on revenue transactions denominated in foreign currencies.

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2009	2008
Revenues
License fees	$8,753	$7,610	$1,143	15%
Maintenance	18,371	17,738	633	4%
Professional services and training	2,132	4,173	(2,041)	(49)%

Total revenues	$29,256	$29,521	$(265)	(1)%

% of revenue
License fees	30%	26%
Maintenance	63%	60%
Professional services and training	7%	14%

Total revenues	100%	100%

License fees. License revenues increased in the first quarter of fiscal year 2009 compared to the same period last year as we experienced an increase in repeat business from some of our blue chip customers across a variety of verticals. This growth was primarily seen in North America, while our European and Asian regions showed significant decreases. During the first quarter of fiscal year 2009, we completed two license transactions greater than $1.0 million and closed transactions greater than $100,000 with 62 customers. During the same period last year we completed one license transaction greater than $1.0 million and closed transactions greater than $100,000 with 68 customers.

The following table represents our license revenues by region (in thousands):

	Q1’ 2009	Q1’ 2008	$ Change	% Change
North America	$6,942	$4,618	$2,324	50%
Europe	1,689	1,958	(269)	(14)%
APAC	122	1,034	(912)	(88)%

Total license revenue	$8,753	$7,610	$1,143	15%

Percentage of total revenue:	30%	26%

Services. Services revenue is comprised of maintenance and support, professional services, and training. The 6% decrease in services revenues was driven primarily by a 49% decrease in our professional services and consulting revenues. Our professional services revenues continue to decline mostly due to a weak macro economic environment which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products. This decrease was offset by a 4% growth in our maintenance and support revenues evidenced by the fact that in fiscal year 2009 we are supporting a large percentage of the $39.9 million in licenses sold in fiscal year 2008. Meanwhile, our maintenance declination rate has remained consistent as we continue to experience high renewal rates from our existing customers.

Services margins improved from 71% in the first quarter of fiscal year 2008, to 77% for the first quarter of fiscal year 2009. This improvement was mostly the result of cost reductions that were implemented in the second half of fiscal 2008.

The following table represents a breakdown of our service revenues by type of revenue (in thousands):

	Q1’ 2009	Q1’ 2008	$ Change	% Change
Maintenance	$18,371	$17,738	$633	4%
Professional services and training	2,132	4,173	(2,041)	(49)%

Total services revenue	$20,503	$21,911	$(1,408)	(6)%

Percentage of total revenue:	70%	74%

By region, North America accounted for approximately 77% of the total services revenue in the first quarter of fiscal 2009 while the Europe and Asia Pacific regions accounted for 20% and 3% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 68% of the total services revenue while the Europe and Asia Pacific regions accounted for 29% and 3% of the total services revenues, respectively.

The following table represents our total services revenues by region (in thousands):

	Q1’ 2009	Q1’ 2008	$ Change	% Change
North America	$15,672	$14,945	$727	5%
Europe	4,168	6,322	(2,154)	(34)%
APAC	663	644	19	3%

Total services revenue	$20,503	$21,911	$(1,408)	(6)%

Percentage of total revenue:	70%	74%

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2009	2008
Cost of license fees	$200	$326	$(126)	(39)%
% of license revenue	2%	4%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in cost of license fees in absolute dollars for the first quarter of fiscal year 2009, compared to the corresponding period in the prior year, was due primarily to the full amortization of purchased technologies in the third quarter of fiscal 2008 associated with our December 2005 purchase of third party source code. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 2% and 4% of revenues from license fees for the remainder of fiscal year 2009.

Cost of services

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2009	2008
Cost of services	$4,740	$6,275	$(1,535)	(25)%
% of services revenue	23%	29%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The change in cost of services for the first quarter of fiscal year 2009, compared to the corresponding period in the prior year, was primarily due to decrease in consulting revenues as demand for Actuate’s professional services engagements decreased substantially during the quarter. This decrease is mainly due to a weak macro economic environment which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products. We also reduced our cost structure during the second half of fiscal 2008 due to deteriorating macro economic conditions and as a result reduced our professional consulting headcount by approximately 19% or 10 employees. As a result of these reductions, employee compensation and travel costs decreased by approximately $450,000 during the first quarter of this year. Finally, during the first quarter of fiscal 2009 internally allocated sales support costs to the services cost center decreased by approximately $550,000 primarily due to a 49% decrease in consulting revenues and a 19% decrease in sales related expenses. We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 23% to 30% of total services revenues for the remainder of fiscal year 2009.

Sales and marketing

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2009	2008
Sales and marketing	$10,710	$13,138	$(2,428)	(19)%
% of revenue	37%	44%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. The decrease in sales and marketing expenses for the first quarter of fiscal year 2009 was primarily due to headcount reductions resulting from our announced restructuring plan which we implemented in the second half of fiscal 2008. Our headcount decreased by 17% or 32 employees resulting in lower compensation and associated costs of approximately $1.7 million during the first quarter of fiscal 2009. We also experienced reductions of approximately $670,000 in employee events and training related costs compared to the corresponding period last year due to the timing of our annual sales kick-off. This event was originally scheduled for January 2009 but instead was rescheduled for July 2009. However, aside from this timing difference of our annual sales kick-off, we did experience other cost reductions in almost every category within sales and marketing. These reductions in cost were offset by a reduction in sales support cost that were internally allocated to our services department. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 37% to 40% of total revenues for the remainder of fiscal year 2009.

Research and development

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2009	2008
Research and development	$5,050	$5,631	$(581)	(10)%
% of revenue	17%	19%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. The decrease in research and development expenses in the first quarter of fiscal year 2009 was primarily attributed to employee compensation and related costs. During fiscal 2008, we shifted headcount away from North America where employee costs are higher and into China, where employee costs are significantly lower. Headcount increased by 7 employees in China and decreased by 7 employees in North America from March 31, 2008 to March 31, 2009. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 19% of total revenues for the remainder of fiscal year 2009.

General and administrative

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2009	2008
General and administrative	$5,075	$4,721	$354	8%
% of revenue	17%	16%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the first quarter of fiscal year 2009 was primarily due to increased audit and tax advisory fees of approximately $380,000 and an increase in legal fees of approximately $270,000. The increase in audit fees were primarily due to the timing of the field work performed by our independent auditors resulting in higher number of hours charged during first quarter of fiscal 2009 compared to the same period last year while the increase in the legal fees were due mostly to contract compliance matters during the quarter. These increases were partially offset by a business tax refund of approximately $180,000 in China and reductions in employee costs mostly due to reduced headcount. We expect our general and administrative expenses to be in the range of 12% to 14% of total revenues for the remainder of fiscal year 2009.

Restructuring charges

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2009	2008
Restructuring	$41	$142	$(101)	(71)%
% of revenue	—%	1%

During the first quarter of fiscal year 2009, we incurred $41,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries. These charges were accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

Interest and other income, net

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2009	2008
Interest and other income	$272	$796	$(524)	(66)%
Foreign exchange gain/(loss)	200	(1,171)	1,371	117%

Total interest and other income (loss), net	$472	$(375)	$847	226%
Interest expense	(355)	(3)	(352)	N/A

Interest income during the first quarter of fiscal 2009 decreased substantially due to an overall decrease in interest rates and substantially lower cash balances. The rate of return on our investment portfolio dropped from 4.6% at end of the fist quarter of 2008 to approximately 2.8% at the end of the first quarter of 2009. In addition to this decrease, we held lower cash and investment positions at the end of the first quarter of 2009 compared to the same period last year primarily due to the completion of our tender offer in the fourth quarter of fiscal 2008 which was funded by $30.0 million in cash and an additional $30.0 million drawn under the Company’s credit facility.

The currency exchange gains were primarily the result of the revaluation of the British Pound, the Euro and the U.S. Dollar currency balances held by our Swiss subsidiary against the Swiss Franc. The currency exchange gain of approximately $200,000 reported in the first quarter of fiscal 2009 compared to approximately $1.1 million of exchange losses reported during the same period last year was the result of a more balanced currency market as we experienced continued devaluations in the British Pound and the Euro currencies that were offset by appreciation in the U.S. Dollar currency balances held by our Swiss subsidiary against the Swiss Franc. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our EMEA operations.

We recorded interest expense totaling approximately $286,000 on the utilized portion of our credit facility with Wells Fargo Financial (“WFF”) which was signed in the fourth quarter of fiscal 2008. We also recorded unused line fees and capitalized debt issuance costs of approximately $69,000 that are being amortized over the term of the credit facility.

Provision for income taxes

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2009	2008
Provision (benefit) for income taxes	$584	$(4,234)	$4,818	114%
% of Revenue	2%	(14)%

For the three months ended March 31, 2009, we recorded an income tax provision of approximately $584,000, as compared to an income tax benefit of $4.2 million for the same period of fiscal year 2008. The increase in the income tax provision for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008 is mainly due to a tax benefit of $3.7 million which was recognized in relation to the deemed liquidation for U.S. income tax purposes of one of our European subsidiaries for the same period in 2008 and the increased projected U. S. income for 2009.

During the three months ended March 31, 2009, the Company decreased its total amount of unrecognized tax benefits due to an over accrual balance at the end of fiscal 2008 as calculated under FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This decrease was approximately $66,000, and includes an accrual of interest and penalties for the first quarter of fiscal 2009 of approximately $17,000. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

Liquidity and Capital Resources

	As of March 31, 2009	As of March 31, 2008	Change $	Change %
Cash, cash equivalents and short-term investments	$46,773	$57,005	$(10,232)	(18)%
Working capital	$24,336	$36,843	$(12,507)	(34)%
Note payable	$30,000	$—	$30,000	N/A
Stockholders’ equity	$60,125	$100,245	$(40,120)	(40)%

The software industry is currently experiencing significant challenges, primarily due to a deteriorating macroeconomic environment, which is characterized by diminished product demand. As a result of this downturn, some of our customers may face financial challenges in fiscal 2009. It is unclear when the macroeconomic environment may improve. We are seeing increasing pressures on our customers’ Information Technology budgets, and therefore our customers are looking for more flexibility in the timing of such purchases. The current economic downturn in our customers’ industries has contributed to lower revenues and could continue to adversely impact our future business, operating results and financial condition.

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

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commissions bonuses, and benefits), general operating expenses (marketing, travel, office rent) and debt service payments. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is discussed below.

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities. Net cash provided by operating activities decreased in the first three months of fiscal 2009 compared to the same period last year primarily due to collection of a large one-time transaction with a customer who was out of compliance with its fiscal 2007 maintenance agreement and accordingly paid back maintenance in the first quarter of fiscal 2008. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date increased by 8 days from 67 days at March 31, 2008 to 75 days at March 31, 2009.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Net cash provided by investing activities decreased in the first quarter of fiscal 2009 compared to the same period last year due to the fact that we liquidated approximately $30.0 of our cash and investments in the fourth quarter of fiscal 2008 to fund our tender offer.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to stock repurchases and proceeds from stock option exercise activity. Net cash used for financing activities in the first quarter of fiscal 2009 decreased compared to the first quarter of fiscal 2008 due to the fact that there were no stock repurchases during the quarter. This decrease was partially offset by proceeds from stock option exercise activity.

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

Our capital expenditures for the past two years have primarily consisted of leasehold improvements related to our headquarter facility in San Mateo, California and software costs associated with our internal customer portal project. We currently do not foresee material cash outlays associated with capital projects during the remainder of fiscal year 2009 and expect to see lowered cash payments associated with these activities.

In early November of 2008, we entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50.0 million. During the fourth quarter of fiscal year 2008, we used $30.0 million of our cash along with $30.0 million of funds available through this credit facility to complete a $60.0 million common stock buy back. As of March 31, 2009, we owed $30.0 million on the credit facility. Total costs associated with the facility including legal and closing fees amounted to approximately $1.2 million. Of these total costs, approximately $825,000 was paid as of March 31, 2009. The remaining balance is comprised of closing fees of which $250,000 are due and payable on the first anniversary of the credit facility in November of fiscal year 2009 and $125,000 is due and payable on the third anniversary in November of fiscal year 2011. We are also obligated to make monthly interest payments and expect to pay approximately $1.1 million in interest on the outstanding $30.0 million loan balance annually. We expect that these payments will be made through fiscal year 2012 and total approximately $4.5 million.

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

In November 2008, we elected to participate in a rights offering by UBS, our investment broker, which provides us with the right (the “Put Option”) to sell UBS $16.5 million of our ARS portfolio at par value, at any time during a two-year sale period beginning June 30, 2010. We classified this portion of our ARS portfolio as a non-current security. This treatment has resulted in a significant decrease to our cash, cash equivalents and short-term investments balance as well as our working capital. Despite these decreases, we believe that participation in this offering allows us further liquidity and access to available cash which enhances our operating position especially during the current period of economic uncertainty. We continue to earn and receive interest on our ARS investments at the maximum contractual rate, which may not exceed the one year trailing average rate on the three month Treasury Bill plus 120 basis points.

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of March 31, 2009, we held an aggregate of approximately $45.1 million in cash, cash equivalents and investments in the United States and an aggregate of $18.1 million in foreign accounts. Funds in foreign accounts are primarily generated from revenue outside North America and are used to fund oversea operations.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Contractual Obligations and Commercial Commitments

Our license agreements include indemnification for infringement of third party intellectual property rights and certain warranties. No amounts have been accrued relating to those indemnities and warranties.

In November 2008, the Company entered into a four year revolving line of credit agreement (“Credit Agreement”) with Wells Fargo Foothill, LLC (“Wells Fargo”). The Credit Agreement was effective as of November 3, 2008 and allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but not to exceed 80% of the Company’s trailing four quarters of recurring maintenance revenue. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10.0 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Credit Agreement also requires that the Company pay a commitment fee based on a percentage of unused portion of the overall available facility. These costs along with related legal costs are classified as current assets in the Company’s Consolidated Balance Sheet at March 31, 2009 if payable within one year or non-current assets if payable beyond one year.

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. In anticipation of this event, on June 1, 2007, the Company entered into a five year sublease agreement with Oracle Corporation for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007.

As of March 31, 2009, Actuate pledged $655,000 of restricted cash, as collateral for a standby letter of credit that guarantees its contractual obligations relating to its sublease agreement for its corporate facilities including its headquarter located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying Consolidated Balance Sheet.

The following table summarizes our contractual obligations as of March 31, 2009 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$17,393	$6,312	$8,859	$1,848	$374
Purchase obligations (2)	5,129	5,039	75	10	5
Interest and loan obligations (3)	4,504	1,377	2,353	774	—
Obligations under FIN 48 (4)	1,594	—	1,594	—	—

Total	$28,620	$12,728	$12,881	$2,632	$379

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Contractual sublease proceeds	$3,493	$1,530	$1,963	$—	$—

(1)	Our future contractual obligations include minimum lease payments under operating leases at March 31, 2009. Of the remaining future minimum lease payments, approximately $7.0 million is included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of March 31, 2009.

(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of March 31, 2009. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	Estimated interest and commitment fees related to the revolving line of Credit Agreement with Wells Fargo Foothill.

(4)	Represents the tax liability associated with the calculation of uncertain tax positions. See FIN 48 discussion in Note 11 of our Notes to Consolidated Financial Statements of our Form 10-K for fiscal year 2008 filed with the SEC on March 12, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first three months of fiscal years 2009 and 2008 we derived 23% and 34%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized gain due to foreign exchange rate fluctuations was approximately $200,000 for the first three months of fiscal 2009 compared to losses of approximately $1.2 million during the same period last year. During the first quarter of fiscal 2009, exchange rate fluctuations on foreign revenue transactions negatively impacted our total revenue growth by approximately $940,000 when compared to the same period in the prior year while expenses were positively impacted by approximately $930,000.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Due to the nature of our investments, we believe that there is limited risk exposure.

We also have a $30.0 million loan with Wells Fargo Foothill which we used to partially fund our tender offer in 2008. We performed a sensitivity analysis on the outstanding portion of this loan as of March 31, 2009. The analysis is based on an estimate of the hypothetical changes in annual interest expense that would result from an immediate increase/decrease in interest rates.

The analysis is shown as of March 31, 2009:

Annual change in interest expense (in thousands)
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

Additional information regarding our investment portfolio is detailed in Note 4 to the Consolidated Financial Statements for the quarter ended March 31, 2009.

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

Changes in Internal Controls

There were no changes in Actuate’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, Actuate’s internal control over financial reporting.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 23%, 34% and 26% for the first quarter of fiscal years 2009, 2008 and 2007, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2009. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 33%, 35%, and 32% of total revenues from license fees for the first quarter of fiscal years 2009, 2008 and 2007, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

CHANGES IN CORPORATE INCOME TAX LAWS, INCOME TAX RATES OR NEGATIVE INCOME TAX RULINGS COULD ADVERSELY IMPACT THE COMPANY’S FINANCIAL RESULTS.

The Company is taxable principally in the United States and certain jurisdictions in Europe and Asia/Pacific. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax laws and/or corporate income tax rates, which could increase or decrease the Company’s future income tax provision. While the Company believes that all material income tax liabilities are reflected properly in its Consolidated Balance Sheet, it has no assurance that it will prevail in all cases in the event the taxing authorities disagree with its interpretations of the tax law. Future levels of research and development spending will impact the Company’s entitlement to related tax credits, which generally lower its effective income tax rate. Future effective income tax rates could be adversely affected if tax laws are enacted that are targeted to eliminate the benefits of the Company’s tax structure and if its earnings are lower than anticipated in jurisdictions where the Company has statutory tax rates lower than tax rates in the United States or other higher tax jurisdictions.

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

Our investment portfolio includes Auction Rate Securities (“ARS”) which are investments with contractual maturities. They are usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. The ARS held by us are primarily backed by highly rated municipal issuers. As of March 31, 2009, we had $16.4 million invested in ARS which included a realized loss of approximately $84,000 related to the difference between the gains recognized on the Put Option and the realized loss on the $16.5 million (par value) portion of our ARS portfolio.

All ARS are classified as long-term investments at March 31, 2009 regardless of the underlying reset date. The ARS are investments with long-term contractual maturities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates.

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

WE HAVE SUBSTANTIAL INDEBTNESS AND DEBT SERVICE REQUIREMENTS.

On November 2, 2008, Actuate entered into a four year revolving line of Credit Agreement with Wells Fargo Foothill, LLC (“Wells Fargo”) as the arranger, administrative agent and lender (the “Credit Agreement”). The Credit Agreement was effective as of November 3, 2008. The Company used $30.0 million of the proceeds from the Credit Agreement in the tender offer it completed in December 2008 and for working capital, issuance of commercial and standby letters of credit, capital expenditures and other general corporate purposes. At March 31, 2009, our outstanding debt under the Credit Agreement was approximately $30 million.

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

We believe that cash flows from operations will be sufficient to meet our current debt service requirements for interest and any required prepayments under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to issue additional debt or equity securities, refinance our obligations, or take other actions in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all. Failure to do so may cause an event of default under the Credit Agreement, which will have a material adverse effect on our business, operating results and financial conditions.

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

Actuate Corporation
(Registrant)

Dated: May 8, 2009	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President,
Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)