Form 10-Q
period 2009-06-30
ACTUATE CORP
filed 2009-08-07
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of June 30, 2009
Common Stock, par value $.001 per share	45,397,149

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$38,488	$24,772
Short-term investments	36,360	17,278
Accounts receivable, net of allowance of $582 and $606 at June 30, 2009 and December 31, 2008, respectively	18,329	28,017
Other current assets	7,437	6,620

Total current assets	100,614	76,687
Property and equipment, net	4,285	4,729
Goodwill	36,114	36,114
Other purchased intangibles, net	1,350	1,800
Non-current deferred tax assets	13,175	12,602
Non-current investments	—	16,391
Other assets	1,808	2,189

	$157,346	$150,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,383	$2,067
Restructuring liabilities	2,781	3,206
Accrued compensation	4,455	4,514
Other accrued liabilities	4,123	5,299
Income tax payable	369	—
Deferred revenue	38,297	40,900

Total current liabilities	51,408	55,986

Long-term liabilities:
Note payable	30,000	30,000
Other liabilities	899	1,054
Long-term deferred revenue	1,828	2,472
Long term income tax payable	1,686	1,660
Restructuring liabilities, less current portion	1,778	3,092

Total long-term liabilities	36,191	38,278

Non-controlling interest in subsidiary	596	584
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 76,741,561 and 75,514,061 shares, respectively; outstanding 45,397,149 and 44,169,649 shares, respectively	45	44
Additional paid-in capital	168,404	160,619
Treasury stock, at cost 31,344,412 shares	(117,299)	(117,256)
Accumulated other comprehensive loss	(746)	(887)
Retained earnings	18,747	13,144

Total stockholders’ equity	69,151	55,664

	$157,346	$150,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
License fees	$8,534	$12,289	$17,287	$19,899
Maintenance	19,178	18,648	37,549	36,386
Professional Services	1,829	3,663	3,961	7,836

Total revenues	29,541	34,600	58,797	64,121

Costs and expenses:
Cost of license fees	236	390	436	716
Cost of services	4,793	6,287	9,533	12,562
Sales and marketing	10,492	13,676	21,202	26,814
Research and development	5,208	5,770	10,258	11,401
General and administrative	4,557	4,683	9,632	9,404
Amortization of other purchased intangibles	170	237	340	474
Restructuring charges	70	261	111	403

Total costs and expenses	25,526	31,304	51,512	61,774

Income from operations	4,015	3,296	7,285	2,347
Interest and other income, net	112	453	584	78
Interest expense (income)	(355)	3	(710)	—

Income before income taxes	3,772	3,752	7,159	2,425
Provision (benefit) for income taxes	972	857	1,556	(3,377)

Net income	$2,800	$2,895	$5,603	$5,802

Basic net income per share	$0.06	$0.05	$0.13	$0.10

Shares used in basic per share calculation	45,030	60,227	44,745	60,565

Diluted net income per share	$0.06	$0.04	$0.11	$0.09

Shares used in diluted per share calculation	49,235	65,485	48,779	66,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income	$5,603	$5,802
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase plan	3,763	5,011
Amortization of other purchased intangibles	450	764
Amortization of debt issuance cost	140	—
Depreciation	1,108	1,128
Net operating loss utilizations (adjustments) related to prior acquisitions	—	(228)
Change in valuation allowance on deferred tax assets	(575)	—
Accretion/amortization on short-term debt securities	170	205
Other-than-temporary impairment on Auction Rate Securities (ARS)	734	—
Gain on the fair value of put option	(788)	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	9,688	14,601
Other current assets	(242)	544
Accounts payable	(681)	(1,191)
Accrued compensation	(59)	(1,682)
Other accrued liabilities	(907)	(1,430)
Deferred tax assets	(8)	(48)
Income taxes receivable	(577)	(3,124)
Income taxes payable	395	—
Other liabilities	(155)	(53)
Restructuring liabilities	(1,739)	(1,272)
Deferred revenue	(3,248)	(2,152)

Net cash provided by operating activities	13,072	16,875

Investing activities
Purchases of property and equipment	(662)	(1,530)
Release of restricted cash	229	—
Proceeds from sale and maturity of investments	8,053	46,297
Purchases of short-term investments	(10,783)	(35,137)
Change in other current and non-current assets	(18)	—

Net cash provided by (used in) investing activities	(3,181)	9,630

Financing activities
Tax benefit from exercise of stock options	1,220	—
Proceeds from issuance of common stock	2,797	3,606
Stock repurchases	—	(12,452)
Cost of treasury stock	(258)	—

Net cash provided by (used in) financing activities	3,759	(8,846)

Net increase in cash and cash equivalents	13,650	17,659
Effect of exchange rates on cash and cash equivalents	66	1,169
Cash and cash equivalents at the beginning of the period	24,772	21,468

Cash and cash equivalents at the end of the period	$38,488	$40,296

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

As of June 30, 2009, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. During the first quarter of fiscal 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. The standard requires the Company to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. In addition, the Company applied the measurement guidance upon adoption of March 2008 updates to Emerging Issues Task Force (“EITF”) D-98 (“EITF D-98”) effective January 1, 2009 and retrospectively applied the disclosures for all periods presented. The Company measures a redeemable non-controlling interest at the greater of its EITF D-98 measurement amount (calculated redemption value of the put option embedded in the noncontrolling interest) or its Accounting Research Bulletin (“ARB”) 51 (“ARB 51”) measurement amount. The adjustments to the measurement amount for increases or decreases in each reporting period will be to additional paid-in capital. For the periods starting January 1, 2009 the Company will adjust net income or loss each period for the amount attributable to the noncontrolling interest. The Company will also adjust comprehensive income or loss each period for the amount attributable to the noncontrolling interest. Upon adoption of the updates to EITF D-98, if material, the Company adjusts the numerator of earnings per share calculations for the current period change in the excess of the noncontrolling interest’s EITF D-98 measurement amount over its ARB 51 measurement amount (“gross changes” approach).

Actuate Japan’s financial results are reflected in each revenue, cost of revenue and expense category in consolidated statement of operations. Through June 30, 2009, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. Although the Company plans to maintain and expand selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan are not expected to be significant.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS No. 165 in the second quarter of fiscal 2009. The Company has evaluated all subsequent events through August 7, 2009, the issuance date of the financial statements for the three months ended June 30, 2009.

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

A significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions have adversely impacted the financial services industry throughout fiscal 2008 and the first half of fiscal 2009. If this trend continues further into 2009, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit recognized under Statement of Financial Accounting Standards (“SFAS”) 123R (“SFAS 123R”), “Share-Based Payment” in the Condensed Consolidated Statements of Income in connection with stock options and the Employee Stock Purchase Plan (“ESPP”) for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Stock Options	$1,779	$2,141	$3,128	$4,486
ESPP	379	318	635	525

Total stock-based compensation	$2,158	$2,459	$3,763	$5,011

Income tax benefit	$1,220	$—	$1,220	$—

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our ESPP Plan for the six months ended June 30, 2009 and 2008 are as follows:

	Options		ESPP
	Six Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Volatility	57.99 – 59.03%	62.29 – 71.49%	94.69%	55.79%
Expected term (years)	5.49 – 5.52	5.55 – 5.63	0.5	0.5
Risk free interest rate	1.75 – 2.625%	2.50 – 3.50%	0.62%	2.05%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	3 – 4%	3%	N/A	N/A

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

Net Income Per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options using the treasury stock method. ESPP shares were not included in the calculation of the common equivalent shares for the periods presented as the impact of these shares in the weighted share calculations were immaterial.

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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average common shares outstanding	45,030	60,227	44,745	60,565
Weighted-average dilutive stock options outstanding under the treasury stock method	4,205	5,258	4,034	5,805

Weighted-average common shares used in computing diluted net income per share	49,235	65,485	48,779	66,370

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 8,180,554 and 8,169,723 in the three and six months ended June 30, 2009, respectively. In the three and six months ended in June 30, 2008, the Company excluded 6,591,182 and 5,667,751 stock options from its calculation of weighted-average common shares used in computing dilutive net income per share. Such stock options, had they been dilutive, would have been included in the computation of diluted net income per share.

The weighted average exercise price of excluded stock options was $5.45 and $5.48 for the three and six months ended June 30, 2009, respectively. The weighted average exercise price of excluded stock options was $6.12 and $6.32 for the three and six months ended June 30, 2008, respectively.

Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, are recognized as discreet items in the interim period in which those items occur. This includes changes in judgment about valuation allowances and the effect of changes in enacted tax laws or rates or tax status.

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

Comprehensive Income

Other comprehensive income includes currency translation adjustments and unrealized losses on investments that are not included in net income, but rather are recorded directly in stockholders’ equity. Comprehensive income during the three and six months of fiscal 2009 and 2008 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$2,800	$2,895	$5,603	$5,802
Foreign currency translation gain (loss)	956	(138)	66	819
Unrealized gain (loss) on investments	264	(199)	75	(657)

Total comprehensive income	$4,020	$2,558	$5,744	$5,964

The Company realized foreign currency translation gains in the second quarter of fiscal 2009 as the U.S. Dollar strengthened against the Swiss Franc, the Euro and the British Pound. These cumulative currency translation gains relate primarily to the translation and consolidation of the Company’s European operations. For the first quarter of fiscal 2009, the weakness in the U.S. Dollar against the Euro, the British Pound and the Swiss Franc resulted in translation losses that were more than offset by the strength of the U.S. Dollar against these European currencies and the corresponding translation gains in the second quarter of fiscal 2009.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement in the third quarter of this year will have an impact on its financial statement disclosures.

In April 2009, the FASB issued Staff Position FAS 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The position amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The position also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and other current liabilities the carrying amounts approximate their fair value due to the relatively short maturity of these balances. We also believe that our note payable approximates fair value as it’s been less than one year since we have entered into this Credit Agreement and that the interest rate on this note is based on a floating market. The Company adopted SFAS 107-1 and APB 28-1 during the second quarter of fiscal 2009 and has provided the corresponding disclosures in Footnote 3 of the Notes to the Condensed Consolidated Financial Statements.

On January 1, 2009, we adopted the provisions of SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141(R)), which retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of ways. Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, non-controlling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from Statement 141(R), without significantly revising the guidance in SFAS No. 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). The Company adopted the FSP on January 1, 2009. The adoption of FSP SFAS 141(R) did not have a significant impact on the consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 was adopted January 1, 2009 and did not have a material effect on our consolidated financial statements as we do not currently have any investments that are accounted for under the equity method.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 was adopted effective January 1, 2009 and did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”. Collectively, the Staff Positions defer the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. In addition, in October 2008 the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset

When the Market for That Asset Is Not Active”, which clarified the application of how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Effective January 1, 2009, the Company adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. Examples include goodwill, intangibles, and other long-lived assets. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements, results of operations, or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”). FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted FAS 157-4 in the second quarter of fiscal 2009. The adoption of FAS 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Theses positions amend the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Actuate adopted FAS 115-2 and FAS 124-2 in the second quarter ended June 30, 2009 however the impact on Actuate’s consolidated financial statements was not significant.

2. Investment in Actuate Japan

Noncontrolling (minority) Interest - The minority shareholder of Actuate Japan has a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company has the option to call the non-controlling interest. The redeemable non-controlling interest as of June 30, 2009 was approximately 12% of the total equity interest. If the non-controlling interest shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $596,000 to purchase these shares. The Company measures and discloses a redeemable non-controlling interest in accordance with the policy discussed above at the calculated redemption value of the put option embedded in the non-controlling interest. The non-controlling shareholder is also a distributor of Actuate products in Japan, although the volume of revenues sold through this distributor has historically been immaterial to Actuate Corporation. The Company consolidated 100% of the operating results of Actuate Japan and all investments in the subsidiary are eliminated in consolidation. Through June 30, 2009, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. Although the Company plans to maintain and expand its selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan is not expected to be significant in the near future. As of the date of this filing, the remaining non-controlling shareholder has not notified the Company of any intent to exercise its put option.

3. Fair Value Measurements of Financial Assets and Liabilities

The Company has investments that are valued in accordance with the provisions of SFAS 157. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2—Valuations based inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands):

	Fair value of investments as of June 30, 2009
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$12,215	$12,215	$—	$—
Term deposits	14,593	14,593	—	—
Commercial paper	5,995	—	5,995	—
Corporate bonds	10,704	—	10,704	—
Federal and municipal obligations	6,214	—	6,214	—
ARS	14,670	—	—	14,670
Put option	1,775	—	—	1,775

	$66,166	$26,808	$22,913	$16,445

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

As of June 30, 2009, the Company had approximately $16.4 million in ARS at par value. Since February 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.

In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS its ARS portfolio at the $16.4 million par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company is permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. At June 30, 2009, the Company has valued the Put Option at the approximate present value of the difference between the fair market value and the par value of the ARS.

At June 30, 2009, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allows, which is currently expected to be June 30, 2010. In prior quarters, the ARS were classified as long-term investments because of the Company’s inability to determine when its investments in the ARS would settle, and the fact that the exercisability date of the Put Option exceeded 365 days.

The Company has no reason to believe that any of the underlying issuers of its ARS are presently at risk of default. Through June 30, 2009, the Company has continued to receive interest payments on the ARS in accordance with their terms. Currently, interest is being earned at the maximum contractual rate, which may not exceed the one year trailing average rate on the three month Treasury Bill plus 120 basis points. The Company believes that it will ultimately be able to liquidate its ARS related investments without significant loss primarily due to the collateral securing the ARS and the legal settlement it has entered into with UBS. However, it could take until final maturity of the ARS (up to 38 years) to realize the investments’ par value.

        The estimated fair value of ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of June 30, 2009 the Company determined there was a decline in the fair value of its ARS investments of approximately $2.6 million in fiscal 2008, and approximately $788,000 improvement in the fair value of the ARS during the first six months of fiscal 2009, therefore, the net impairment of the ARS investments totaled approximately $1.8 million as of June 30, 2009. The Company considered the guidance contained in FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than-Temporary Impairments”, and determined that 100% of this impairment was other-than-temporary at June 30, 2009. This determination was largely based on the fact that the Company reclassified the ARS investments from “available for sale” to “trading” status. This reclassification was based on the fact that Actuate fully intends to sell the ARS as soon as the Put

Option settlement agreement allows. An other-than-temporary impairment charge is recorded as a realized loss in the Consolidated Statement of Income and reduces net income for the applicable accounting period. Prior to the quarter ended December 31, 2008, the ARS were classified as “available-for-sale” and all temporary changes in fair value were recognized in Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet.

FASB issued Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which both deal with other-than-temporary impairments for securities. These FSPs are effective for Actuate beginning with the second quarter of fiscal 2009. However, the impact on Actuate this quarter is not significant.

In the second quarter of 2009, the FASB issued Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when market activity has decreased. This FSP is effective for Actuate beginning with the second quarter of fiscal 2009. The value of our non-ARS investments that are valued using Level 2 inputs are based on a quoted price from a market that has not experienced a significant decrease in activity. Therefore, the Company will continue using Level 2 inputs from orderly transaction in our fair value measurement of the Level 2 assets.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS and Put Option measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the first half of fiscal year 2009 (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS and Put option
Balance at December 31, 2008	$16,391
Recorded net gain on ARS included in earnings	788
Net loss on fair value of Put option included in earnings	(734)

Balance at June 30, 2009	$16,445

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Realized Changes in fair value	Estimated Fair Value
Balance at June 30, 2009
Classified as cash and cash equivalents:
Cash	$8,682	$—	$—	$—	$8,682
Term deposits	14,593	—	—	—	14,593
Money market funds	12,215	—	—	—	12,215
Commercial Paper	2,999	—	(1)	—	2,998

	38,489	—	(1)	—	38,488
Classified as short-term investments:
Commercial Paper	2,997	—	—	—	2,997
Corporate bonds	10,602	110	(8)	—	10,704
Federal and municipal obligations	6,200	14	—	—	6,214
ARS	16,475	—		(1,805)	14,670
Put option	—	—	—	1,775	1,775

	36,274	124	(8)	(30)	36,360

Total	$74,763	$124	$(9)	$(30)	$74,848

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Realized Changes in fair value	Estimated Fair Value
Balance at December 31, 2008
Classified as cash and cash equivalents:
Cash	$21,947	$—	$—	$—	$21,947
Money market funds	1,050	—	—	—	1,050
Federal and municipal obligations	1,775	—	—	—	1,775

	24,772	—	—	—	24,772
Classified as short-term investments:
Corporate bonds	11,668	29	(24)	—	11,673
Federal and municipal obligations	5,570	35	—	—	5,605

	17,238	64	(24)	—	17,278
Classified as non-current investments:
ARS	16,475	—	—	(2,593)	13,882
Put option	—	—	—	2,509	2,509

	16,475	—	—	(84)	16,391

Total	$58,485	$64	$(24)	$(84)	$58,441

At this time, the Company believes that, due to the nature of the Company’s investments, the financial condition of the issuer and the Company’s ability to hold these investments through these short-term loss positions, factors would not indicate that these unrealized losses on investments, other than ARS and the Put Option, should be viewed as other-than-temporary.

As of June 30, 2009, the stated maturities of the Company’s cash equivalents and short-term investments are $15.2 million within 90 days and $36.4 million beyond 90 days. Short-term investments, other than ARS, are generally classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income (Loss). At June 30, 2009, Actuate has classified all of its securities as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments are highly liquid and available for use in current operations.

4. Restructuring Charges

During the first half of fiscal year 2009, we incurred $83,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries. We also incurred approximately $28,000 in additional charges related to prior facility closures in North America. These charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. The restructuring charges incurred during the first half of the year were accounted for in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

Historically restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

The following table summarizes the restructuring accrual activity during the six months ended June 30, 2009 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2008	$561	$5,737	$6,298
Restructuring charges	83	28	111
Cash payments, net of rents collected on sublease for Q1	(231)	(837)	(1,068)
Cash payments, net of rents collected on sublease for Q2	(45)	(722)	(767)
Change in estimate	(13)	(2)	(15)

Balance at June 30, 2009	355	4,204	4,559
Less: current portion	(355)	(2,426)	(2,781)

Long-term balance at June 30, 2009	$—	$1,778	$1,778

5. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
North America	$22,968	$25,082	$45,582	$44,645
Europe	5,688	8,705	11,545	16,985
Asia Pacific and others	885	813	1,670	2,491

	$29,541	$34,600	$58,797	$64,121

As of June 30, 2009, we operated solely in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. There were no customers that accounted for more than 10% of total revenues in the three months ended June 30, 2009. There was one customer that accounted for more than 10% of total revenues in the three months ended June 30, 2008. There was no single customer that accounted for more than 10% of total revenues in the six months ended June 30, 2009 or for the six months ended June 30, 2008. A significant portion of the Company’s revenues have historically been derived from customers in the financial services industry.

6. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with SFAS 142, the Company performs its annual impairment test of goodwill on October 1 of each year. The Company’s goodwill balance of $36.1 million was unchanged at June 30, 2009 when compared to the balance reported at the end of fiscal year 2008.

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Adjustment to Purchase Price Allocation	Net Carrying Amount
Customer list	$14,000	$(12,980)	$1,020	$14,000	$(12,640)	$—	$1,360
Purchased technologies	8,002	(7,672)	330	8,430	(7,562)	(428)	440

	$22,002	$(20,652)	$1,350	$22,430	$(20,202)	$(428)	$1,800

Amortization expense of purchased technology and other intangible assets was approximately $225,000 and $382,000 for the quarters ended June 30, 2009 and 2008, respectively. Of this total, approximately $55,000 and $145,000 was related to the amortization of purchased technology. Amortization expense of purchased intangible assets was approximately $450,000 and $764,000 for the six months ended June 30, 2009 and 2008, respectively. Of this total, approximately $110,000 and $291,000 was related to the amortization of purchased technologies. Amortization of purchased technologies is included in cost of license fees in the accompanying condensed consolidated statements of income. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2009 (remainder of year)	$450
2010	900

$1,350

7. Commitments and Contingencies

General

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our consolidated financial position or results of operations.

Revolving credit line

In November 2008, the Company entered into a four year revolving line of credit agreement with Wells Fargo, LLC (“Credit Agreement”). The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but not to exceed 80% of the Company’s trailing four quarters of recurring maintenance revenue. As of June 30, 2009, the Company owed $30.0 million on the credit facility. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.2 million. Of these total costs, approximately $825,000 was paid as of June 30, 2009. The remaining balance is comprised of closing fees, of which $250,000 are due and payable on the first anniversary of the credit facility in November of fiscal year 2009 and $125,000 is due and payable on the third anniversary in November of fiscal year 2011. These costs are being capitalized and amortized over four years. These costs are classified as current assets if amortized within one year or non-current assets if amortized beyond one year in the Company’s Consolidated Balance Sheet at June 30, 2009.

As of June 30, 2009, the remaining balance available under the revolving credit facility was approximately $20.0 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10.0 million the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Company incurred approximately $710,000 of interest expense associated with the credit facility during the first half of fiscal year 2009.

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

The Credit Agreement contains financial covenants, which, among other things, require the Company to maintain specified financial ratios and impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. The Company was in compliance with these financial and non-financial covenants at June 30, 2009. The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate International Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

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

Operating Lease Commitments

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. In anticipation of this event, on June 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At June 30, 2009, the deferred rent liability balance totaled approximately $1.1 million and this balance is being amortized over the life of the lease through July 2012. Of this total deferred rent liability balance, approximately $297,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $774,000 classified under other long term liabilities section of our consolidated balance sheet at June 30, 2009. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in April 2011 and this facility is being entirely subleased. Actuate also leases office facilities in various locations in the United States and abroad. All facilities are leased under operating leases.

In May 2001, Actuate issued a letter of credit in the amount of $1.6 million to secure the lease of one of its facilities in the South San Francisco location. The lease agreement stipulated that absent an event of default, Actuate had the right to annually reduce the amount of this letter of credit by approximately $229,000 over a seven year period beginning in May 2002. Accordingly, in May 2009, Actuate exercised its right under the terms of the lease agreement and reduced the final remaining balance of approximately $229,000 on this letter of credit. As of June 30, 2009, Actuate pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying Consolidated Balance Sheet.

Stock Option Plans

The weighted average grant date fair value of options granted during the quarter ended June 30, 2009 was $2.45 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended June 30, 2009 was $1.6 million.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.78-$1.49	3,765,360	3.67 years	$1.49	3,765,360	$1.49
$1.56-$3.36	2,942,109	5.35 years	$2.69	2,814,928	$2.68
$3.37-$3.75	4,327,856	6.65 years	$3.61	2,337,958	$3.65
$3.77-$5.43	3,875,382	6.37 years	$4.68	2,352,496	$4.75
$5.44-$31.19	2,905,701	7.30 years	$7.43	1,386,921	$8.76

$0.78-$31.19	17,816,408	5.85 years	$3.87	12,657,663	$3.56

	June 30, 2009	June 30, 2008
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	17,587,248	19,318,988
Aggregate intrinsic value (in thousands)	$24,682	$17,330
Weighted average exercise price per share	$3.86	$3.75
Weighted average remaining contractual term (in years)	5.82	5.96
Options Exercisable
Options currently exercisable	12,657,663	14,164,967
Aggregate intrinsic value of currently exercisable options (in thousands)	$21,585	$16,616
Weighted average exercise price per share	$3.56	$3.20
Weighted average remaining contractual term (in years)	4.84	4.93

As of June 30, 2009, the number of shares reserved for future grants under all option plans was 15,562,211. The number of shares available for future purchase under the ESPP Plan was 2,115,258.

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Maintenance and support	$36,761	$38,070
Other	3,364	5,302

	40,125	43,372
Less: current portion	(38,297)	(40,900)

Long-term deferred revenue	$1,828	$2,472

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

9. Subsequent Events

On July 22, 2009, the Board of Directors approved an on-going extension of the Company’s stock repurchase program, which was originally announced in September 2001 and has been extended from time to time. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock of up to an aggregate of $10.0 million. The Company intends to fund this program with existing cash and cash equivalents. The timing and amount of any repurchases will be determined by our management based on their evaluation of market conditions, regulatory considerations and other factors. Subsequent to June 30, 2009, through August 6, 2009, the Company has repurchased 422,800 shares totaling approximately $2.3 million in the open market under this stock repurchase plan.

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

The software industry is currently experiencing significant challenges, primarily due to a deteriorating macro-economic environment, which is primarily characterized by diminished product demand. As a result of this downturn, some of our customers may face financial challenges in fiscal 2009. It is unclear when the macro-economic environment may improve. We are seeing increasing pressures on our customers’ Information Technology budgets, and therefore our customers are looking for more flexibility in the timing of purchases. Facing uncertainty and cost pressures in their own businesses, some of our customers are waiting to purchase our products and are increasingly seeking purchasing terms and conditions that are less favorable to us. This trend partially contributed to lower license revenues for fiscal 2008 and the first half of fiscal 2009, and this trend may continue for the remainder of fiscal 2009. We have also seen a similar impact on our consulting business in the recent quarters.

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

	Three Months Ended Jun 30,
	(in thousands except per share data)
	2009	2008	$ Change	% Change
Financial summary
Total revenues	$29,541	$34,600	$(5,059)	(15)%

Total operating expenses	25,526	31,304	(5,778)	(18)%

Income from operations	4,015	3,296	719	22%
Operating margins	14%	10%	4%	40%

Net income	$2,800	$2,895	$(95)	(3)%

Diluted net income per share	$0.06	$0.04	$0.02	50%

Shares used in diluted per share calculation	49,235	65,485	(16,250)	(25)%

The overall decrease in total revenues was mainly driven by lower license sales which decreased by 31% or approximately $3.8 million over the same period last year as we continue facing a challenging macro-economic environment, especially in the international markets. Our maintenance and support revenues in the second quarter of fiscal 2009 increased by approximately 3% or $530,000 over the same period last year as we continue to experience a steady growth in our installed base of customers under maintenance plans and increased focus on customers who were out of compliance with their maintenance agreements and accordingly were required to pay back maintenance. These increases were more than offset by approximately 50% or a $1.8 million decrease in professional services revenues. The decrease in professional services revenues was mainly due to a weak macro-economic environment which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products.

During the second half of fiscal 2008 and in response to the weak macro economic conditions, we implemented a restructuring plan which resulted in the elimination of 46 positions held by Actuate employees primarily in North America, the consolidation of facilities, and the write-off of fixed assets located at facilities that had been vacated. These cost cutting measures combined with operational discipline have primarily been the force behind the 18% or $5.7 million decrease in operating expenses in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Consequently, our operating margins have improved from 10% in the second quarter of fiscal 2008 to 14% in the second quarter of fiscal 2009. The increase in the fully diluted earnings per share in the second quarter of 2009 over the same period last year was primarily attributed to the reductions in our operating expenses as discussed above and the 25% decrease in our share count, which was mainly due to the tender offer completed in December of 2008 that resulted in the repurchase of approximately 17.1 million shares.

As a result of fluctuations in foreign currency exchange rates, our revenues for the second quarter of this year were negatively impacted by approximately $570,000 while our operating expenses were positively impacted by approximately $630,000.

A significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions have adversely impacted the financial services industry throughout fiscal 2008 and the first half of fiscal 2009. If this trend continues further into 2009, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

For the remainder of fiscal year 2009, we expect three trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all for the remainder of fiscal year 2009, particularly among financial services companies in the United States and Europe. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, Rich Internet Applications (RIA) and Performance Management software purchases into fewer suppliers. Finally, we expect to experience vigorous competition in the RIA market. Several of our competitors have released products that are marketed to be directly competitive with our RIA offerings. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the RIA market will be vigorous in the near future.

For remainder of fiscal year 2009, we will continue to pursue the strategic initiatives to improve revenue and earnings growth that we began in fiscal year 2004 as well as an initiative related to Performance Management, which we introduced in fiscal 2008. These initiatives are as follows:

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

At June 30, 2009, we held $16.4 million (par value) of ARS investments. ARS are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 28 days. Prior to February 2008, the securities had historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At June 30, 2009, all of the ARS we held were AAA/Aaa rated, with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

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

In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS its ARS portfolio at the $16.4 million par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company is permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. At June 30, 2009 the Company has valued the Put Option at the approximate present value of the difference between the fair market value and the par value of the ARS.

At June 30, 2009, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allows, which is currently expected to be June 30, 2010. In prior quarters, the ARS were classified as long-term investments because of the Company’s inability to determine when its investments in the ARS would settle, and the fact that the exercisability date of the Put Option exceeded 365 days.

The Company has no reason to believe that any of the underlying issuers of its ARS are presently at risk of default. Through June 30, 2009, the Company has continued to receive interest payments on the ARS in accordance with their terms. Currently, interest is being earned at the maximum contractual rate, which may not exceed the one year trailing average rate on the three month Treasury Bill plus 120 basis points. The Company believes that it will ultimately be able to liquidate its ARS related investments without significant loss primarily due to the collateral securing the ARS and the legal settlement it has entered into with UBS. However, it could take until final maturity of the ARS (up to 38 years) to realize the investments’ par value.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
License fees	29%	36%	29%	31%
Maintenance	65	54	64	57
Professional services and training	6	10	7	12

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	1	1	1	1
Cost of services	16	18	16	19
Sales and marketing	35	39	36	41
Research and development	18	17	17	18
General and administrative	15	13	16	15
Amortization of other purchased intangibles	1	1	1	1
Restructuring charges	—	1	—	1

Total costs and expenses	86	90	87	96

Income from operations	14	10	13	4
Interest and other income, net	—	1	1	—
Interest expense	(1)	—	(1)	—

Income before income taxes	13	11	13	4
Provision (benefit) for income taxes	3	3	3	(5)

Net income	10%	8%	10%	9%

Revenues

The following table represents a breakdown of our total revenues by type of revenue (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Revenues
License fees	$8,534	$12,289	$(3,755)	(31)%	$17,287	$19,899	$(2,612)	(13)%
Maintenance	19,178	18,648	530	3%	37,549	36,386	1,163	3%
Professional services and training	1,829	3,663	(1,834)	(50)%	3,961	7,836	(3,875)	(49)%

Total Revenues	$29,541	$34,600	$(5,059)	(15)%	$58,797	$64,121	$(5,324)	(8)%

% of Revenue
License fees	29%	36%			29%	31%
Maintenance	65%	54%			64%	57%
Professional services and training	6%	10%			7%	12%

Total Revenues	100%	100%			100%	100%

Our revenues are derived from software license fees and services, which include software maintenance and support, consulting and training. The decrease in our license revenues was primarily due to unfavorable macro-economic conditions that continue to adversely impact the financial services industry; a key component of Actuate’s customer portfolio. We also experienced a similar deterioration in revenues attributed to our professional services business, which decreased during the second quarter of fiscal 2009 compared to the same period last year. This decrease was mainly due to a weak macro-economic environment which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products. Partially offsetting these negative trends in revenues was the increase in our maintenance and support revenues during the second quarter of 2009 which is the result of continued growth in our installed base of customers under maintenance plans. Sales outside of North America decreased by 31% from $9.5 million in the second quarter of fiscal year 2008 to approximately $6.6 million in the second quarter of fiscal year 2009. These international revenues represented 22% of our total revenues versus 27% in the same period last year. Approximately $570,000 of the decrease in international revenues was due to the unfavorable impact of exchange rate fluctuations on revenue transactions denominated in foreign currencies.

For the first half of fiscal year 2009, the changes and the underlying reasons for those changes in the various components of our revenues were similar to those experienced during the quarter as noted above. Revenues outside of North America decreased by 32% from $19.5 million in the first half of fiscal year 2008 to approximately $13.2 million in the first half of fiscal year 2009 while North America revenues showed a modest increase of 2% or approximately $940,000. The increase in North America revenues was primarily due to growth in the Company’s installed base of customers under maintenance plans and increased focus on customers who were out of compliance with their maintenance agreements and accordingly were required to pay back maintenance. The international revenues represented 23% of our total revenues versus 30% in the same period last year. Approximately $1.5 million of the decrease in international revenues was due to the unfavorable impact of exchange rate fluctuations on revenue transactions denominated in foreign currencies.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
License Revenues
North America	$6,746	$8,915	$(2,169)	(24)%	$13,688	$13,534	$154	1%
Europe	1,576	3,267	(1,691)	(52)%	3,265	5,224	(1,959)	(38)%
APAC	212	107	105	98%	334	1,141	(807)	(71)%

Total License	$8,534	$12,289	$(3,755)	(31)%	$17,287	$19,899	$(2,612)	(13)%

% of total revenue	29%	36%			29%	31%

License fees. The 31% decrease in license revenues for the second quarter of fiscal year 2009 over the same period in the prior year was primarily due to weak macro economic conditions that continue to adversely impact the financial services industry; a key component of Actuate’s customer portfolio. We experienced most of this weakness in our international regions where software sales declined by 47% or approximately $1.6 million during the second quarter of 2009 when compared to the second quarter of fiscal 2008. During the second quarter of fiscal 2009, we closed 57 transactions in excess of $100,000 and one transaction in excess of $1.0 million. This compared to 72 transactions in excess of $100,000 and one transaction in excess of $1.0 million in the second quarter of fiscal 2008. One of these transactions accounted for over 10% of our total reported software sales for the second quarter of 2008. The number of orders greater than $1.0 million has historically ranged from none to three per quarter. We do not expect to rely on any one customer for our future business.

The following table represents a breakdown of our service revenues by type of revenue (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Services Revenues
Maintenance and support	$19,178	$18,648	$530	3%	$37,549	$36,386	$1,163	3%
Professional services	1,829	3,663	(1,834)	(50)%	3,961	7,836	(3,875)	(49)%

Total Services	$21,007	$22,311	$(1,304)	(6)%	$41,510	$44,222	$(2,712)	(6)%

% of Services Revenue
Maintenance and support	91%	84%			90%	82%
Professional services	9%	16%			10%	18%

Total Services	100%	100%			100%	100%

Services. Services revenue is comprised of maintenance and support, professional services, and training. The 6% decrease in services revenues was driven primarily by a 50% decrease in our professional services and consulting revenues. Our professional services revenues continue to decline mostly due to a weak macro-economic environment, which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products. This decrease was offset by a 3% growth in our maintenance and support revenues evidenced by the fact that in fiscal year 2009 we are supporting a large percentage of the $39.9 million in licenses sold in fiscal year 2008 and our increased focus on customers who were out of compliance with their maintenance agreements and accordingly were required to pay back maintenance. Meanwhile, our maintenance declination rate has remained consistent as we continue to experience high renewal rates from our existing customers.

By region, North America accounted for approximately 77% of the total services revenue in the first quarter of fiscal 2009 while the Europe and Asia Pacific regions accounted for 20% and 3% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 73% of the total services revenue while the Europe and Asia Pacific regions accounted for 24% and 3% of the total services revenues, respectively.

Services margins improved from 72% in the second quarter of fiscal year 2008, to 77% for the second quarter of fiscal year 2009. This improvement was mostly the result of the shift in product mix, which reflected a higher percentage of maintenance and support revenue in the second quarter of fiscal 2009 than in the second quarter of fiscal 2008. Maintenance and support typically carries a higher margin than professional services. Also, the lower professional services revenues resulted in cost reductions in our professional services group that were implemented in the second half of fiscal 2008.

The 6% decrease in services revenues for the six months ended June 30, 2009 was primarily attributed to a 49% decrease in our professional services revenues. This sharp decrease in revenues was mostly due to the unprecedented macro-economic challenges that we faced starting in fiscal 2008 and have continued through fiscal 2009. Due to this challenging environment, as mentioned above, we believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products. This decrease was offset by a 3% growth in our maintenance and support revenues evidenced by the fact that in fiscal year 2009 we are supporting a large percentage of the $39.9 million in licenses sold in fiscal year 2008. Meanwhile, our maintenance declination rate has remained consistent as we continue to experience high renewal rates from our existing customers.

By region, North America accounted for approximately 77% of the total services revenue in the first half of fiscal 2009 while the Europe and Asia Pacific regions accounted for 20% and 3% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 70% of the total services revenue while the Europe and Asia Pacific regions accounted for 27% and 3% of the total services revenues, respectively.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Services Revenues
North America	$16,222	$16,167	$55	—%	$31,894	$31,111	$783	2%
Europe	4,112	5,438	(1,326)	24%	8,280	11,761	(3,481)	(30)%
APAC	673	706	(33)	(5)%	1,336	1,350	(14)	(1)%

Total Services	$21,007	$22,311	$(1,304)	(6)%	$41,510	$44,222	$(2,712)	(6)%

% of total revenue	71%	64%			71%	69%

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Cost of license fees	$236	$390	$(154)	(40)%	$436	$716	$(280)	(39)%
% of license revenue	3%	3%			3%	4%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in cost of license fees in absolute dollars for the second quarter of fiscal year 2009 and the first half of fiscal 2009, compared to the corresponding periods in the prior year, was due primarily to the full amortization of purchased technologies in the third quarter of fiscal 2008 associated with our December 2005 purchase of third party source code. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 2% and 4% of revenues from license fees for the remainder of fiscal year 2009.

Cost of services

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Cost of services	$4,793	$6,287	$(1,494)	(24)%	$9,533	$12,562	$(3,029)	(24)%
% of services revenue	23%	28%			23%	28%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the second quarter of fiscal year 2009, compared to the corresponding period in the prior year, was primarily due to decrease in consulting revenues as demand for Actuate’s professional services engagements decreased substantially during the quarter. In response to this decrease in services engagement opportunities, we reduced our cost structure during the second half of fiscal 2008 and as a result reduced our professional consulting headcount by approximately 25% or 13 employees from 51 to 38 employees worldwide. As a result of these reductions, employee compensation and travel costs decreased by approximately $380,000 during the second quarter of this year. Third party consulting fees also decreased by approximately $620,000 in the second quarter of 2009 as compared to the same period in the prior year. This was a direct result of an intentional reduction in the use of external contractors to staff engagements. Finally, during the second quarter of fiscal 2009 internally allocated costs decreased by approximately $400,000 primarily due to a 50% decrease in consulting revenues and a reduced headcount in the services group.

For the six months ended June 30, 2009, we experienced reductions in similar categories of costs as we did during the quarter. Compensation related and travel expenses decreased by approximately $800,000 due to slowing revenues and reduced consulting headcount dropped from 51 employees at the end of the second quarter of fiscal 2008 to 38 employees at the end of the second quarter of fiscal 2009. Reduced consulting engagements also impacted our third party consulting fees by approximately $1.2 million while internally allocated sales support costs to the services cost center decreased by approximately $960,000 due mainly to a 49% decrease in consulting revenues and decreases in sales related expenses.

We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 23% to 30% of total services revenues for the remainder of fiscal year 2009.

Sales and marketing

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Sales and marketing	$10,492	$13,676	$(3,184)	(23)%	$21,202	$26,814	$(5,612)	(21)%
% of total revenue	35%	39%			36%	41%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. The decrease in sales and marketing expenses for the second quarter of fiscal year 2009 was primarily due to headcount reductions resulting from our announced restructuring plan which we implemented in the second half of fiscal 2008. Our sales and marketing headcount decreased by 9% or 17 employees from 181 at the end the second quarter of fiscal 2008 to 164 at the end of the second quarter of fiscal 2009. This headcount reduction as well as the lower commissions resulting from our decreased license revenues resulted in lower compensation, travel and associated costs of approximately $2.7 million during the second quarter of fiscal 2009. In addition to these reductions, during the second quarter of this year, we negotiated a lower than previously anticipated settlement with a former employee in one of our international regions which resulted in a reversal of approximately $220,000 of previously accrued legal and compensation costs. Recruiting and marketing programs also decreased by approximately $320,000 in the second quarter of 2009 as compared to the same period last year. These reductions in cost were offset by the internal allocation of sales costs to our services department, which was lower in the second quarter of fiscal 2009 than in the prior year.

For the six months ended June 30, 2009, we experienced reductions in similar categories of costs as we did during the quarter primarily due to reductions to our sales headcount and decreased license bookings, that resulted in decrease compensation, travel and related costs of $4.5 million. We also experienced reductions of approximately $800,000 in employee events and training related costs compared to the corresponding period last year due to the timing of our annual sales kick-off. This event was originally scheduled for January 2009 but instead was rescheduled for July 2009. However, aside from this timing difference of our annual sales kick-off, we did experience other cost reductions in many categories within sales and marketing. These reductions in cost were offset by a reduction in sales support cost that were internally allocated to our services department. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 37% to 40% of total revenues for the remainder of fiscal year 2009.

Research and development

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Research and development	$5,208	$5,770	$(562)	(10)%	$10,258	$11,401	$(1,143)	(10)%
% of total revenue	18%	17%			17%	18%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. The decrease in research and development expenses in the second quarter and the six months of fiscal year 2009 was primarily attributed to employee compensation and related costs. Total worldwide research and development headcount decreased by 10 employees from 162 at the end the second quarter of fiscal 2008 to 152 at the end of the second quarter of fiscal 2009. Also, during fiscal 2008, we shifted headcount away from North America where employee costs are higher and into China, where employee costs are significantly lower. Headcount increased by 6 employees in China and decreased by 10 employees in North America from June 30, 2008 to June 30, 2009. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 19% of total revenues for the remainder of fiscal year 2009.

General and administrative

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
General and administrative	$4,557	$4,683	$(126)	(3)%	$9,632	$9,404	$228	2%
% of total revenue	15%	13%			16%	15%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The decrease in general and administrative expenses for the second quarter of fiscal year 2009 was primarily due to lower employee compensation and related costs of $210,000 due to a slight reduction in our administrative headcount. We also experienced a reduction in bad debt expense of approximately $150,000 due to improved collections of our outstanding receivables during the quarter and reduced audit and professional advisory fees of approximately $120,000. These decreases in cost were offset by approximately $350,000 increase in legal fees resulting from contract compliance matters pursued during the quarter.

For the six months ended June 30, 2009 the increase in general and administrative expenses was primarily due to increased legal fees of approximately $600,000 and increased audit and tax advisory fees of approximately $330,000. The increase in audit fees were primarily due to the timing of the field work performed by our independent auditors resulting in higher number of hours charged during first half of fiscal 2009 compared to the same period last year while the increase in the legal fees were due mostly to contract compliance matters during the year. These increases were partially offset by approximately $340,000 in employee compensation, benefits and recruiting fees due to reduced headcount, a business tax refund of approximately $180,000 in China and reduction in bad debt charges of approximately $140,000 due to improved collections of our outstanding receivables during the year.

We expect our general and administrative expenses to be in the range of 14% to 16% of total revenues for the remainder of fiscal year 2009.

Restructuring charges

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Restructuring charges	$70	$261	$(191)	(73)%	$111	$403	$(292)	(73)%
% of total revenue	—%	1%			—%	1%

Historically restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

During the second quarter of fiscal year 2009, we incurred $42,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries. We also incurred approximately $28,000 in additional charges related to prior facility closures in North America. These charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. These charges were accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

During the first half of fiscal year 2009, we incurred $83,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries. We also incurred approximately $28,000 in additional charges related to prior facility closures in North America. These charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. The restructuring charges incurred during the first half of the year were accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

Interest and other income, net

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Interest and other income, net	$284	$510	$(226)	(42)%	$556	$1,306	$(750)	(57)%
Foreign exchange gain/(loss)	(172)	(57)	(115)	202%	28	(1,228)	1,256	(102)%

Total interest and other income, net	$112	$453	(341)	(75)%	$584	$78	$506	649%
Interest (expense) income	(355)	3	(358)	N/A	(710)	—	(710)	N/A

Interest income for the second quarter and the first half of fiscal 2009 decreased due to an overall decrease in interest rates and lower average cash balances. The rate of return on our investment portfolio dropped from 2.8% at end of the second quarter of 2008 to approximately 1.4% at the end of the second quarter of 2009. Our cash and investment balances were approximately at the same levels at the end of the second quarter of 2009 compared to the same period last year despite the completion of our tender offer in the fourth quarter of fiscal 2008, which was funded by $30.0 million in cash and an additional $30.0 million drawn under the Company’s credit facility.

During the second quarter, we experienced foreign exchange losses due primarily to the devaluation of the U.S. Dollar against the Australian and Singaporean dollar as well as the Swiss Franc. These losses were partially offset by gains due to the revaluation of the British Pound currency balances held by our Swiss subsidiary against the Swiss Franc. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our EMEA operations.

For the first half of fiscal 2009, we realized foreign exchange gains due primarily to the revaluation of the British Pound currency balances held by our Swiss subsidiary against the Swiss Franc. These gains were partially offset by a sharp devaluation of the U.S. Dollar against the Australian Dollar.

For the second quarter and the first half of fiscal year 2009, we recorded interest expense totaling approximately $286,000 and $572,000, respectively, on the utilized portion of our credit facility with Wells Fargo Financial (“WFF”), which was signed in the fourth quarter of fiscal 2008. During the second quarter and the first half of fiscal year 2009, we also recorded unused line fees and capitalized debt issuance costs of approximately $69,000, and $138,000, respectively. These costs are being amortized over the term of the credit facility.

Provision for income taxes

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Provision (benefit) for income taxes	$972	$857	$115	13%	$1,556	$(3,377)	$4,933	146%
% of total revenue	3%	3%			3%	(5)%

For the three months ended June 30, 2009, we recorded an income tax provision of approximately $972,000, as compared to an income tax provision of approximately $857,000 for the same period of fiscal year 2008. The increase in the income tax provision for the second quarter of fiscal year 2009 as compared to the second quarter of fiscal year 2008 is primarily due to higher domestic pretax net income. The tax provision for the quarter was also impacted by discreet items which include a beneficial net impact of approximately $475,000. A majority of this net benefit included adjustments in two different foreign jurisdictions related to changes in the valuation allowance on certain foreign deferred tax assets. The changes in the valuation allowance were made due to changes in judgments related to the use of deferred tax assets within these jurisdictions. The expected utilization of deferred tax assets changed because of restructuring activities in these jurisdictions and changes in future year projections.

For the six months ended June 30, 2009, we recorded an income tax provision of $1.6 million as compared to an income tax benefit of $3.4 million for the same period of fiscal year 2008. The increase in the 2009 income tax provision is due to higher domestic pretax net income. The six month tax provision was also impacted by discreet items which includes a beneficial net impact of approximately $588,000. A majority of this net benefit included adjustments in two different foreign jurisdictions related to changes in the valuation allowance on certain foreign deferred tax assets. The changes in the valuation allowance were made due to changes in judgments related to the use of deferred tax assets within these jurisdictions. The expected utilization of deferred tax assets changed because of restructuring activities in these jurisdictions and changes in future year projections. The tax benefit of $3.4 million recognized in the first quarter of fiscal 2008 was in relation to the deemed liquidation for U.S. income tax purposes of one of our subsidiaries.

During the three months ended June 30, 2009, the Company increased its total amount of unrecognized tax benefits by approximately $92,000. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next twelve months.

Liquidity and Capital Resources

	As of June 30, 2009	As of December 31, 2008	Change $	Change %
Cash, cash equivalents and investments	$74,848	$58,441	$16,407	28%
Working capital	$49,206	$20,701	$28,505	138%
Note payable	$30,000	$30,000	$—	—%
Stockholders’ equity	$69,151	$55,664	$13,487	24%

The software industry is currently experiencing significant challenges, primarily due to a deteriorating macro-economic environment, which is characterized by diminished product demand. As a result of this downturn, some of our customers are facing financial challenges in fiscal 2009 and may continue to do so in the foreseeable future. It is unclear when the macro-economic environment may improve. We are seeing increasing pressures on our customers’ Information Technology budgets, and therefore our customers are looking for more flexibility in the timing of such purchases. The current economic downturn in our customers’ industries has contributed to lower revenues and could continue to adversely impact our future business, operating results and financial condition.

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

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commissions, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and debt service payments. Another source of cash is proceeds from the exercise of employee stock options and another use of cash is our stock repurchase program, which is discussed below.

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities. Net cash provided by operating activities decreased in the first half of fiscal 2009 compared to the same period last year primarily due to collection of a large one-time transaction with a customer who was out of compliance with its fiscal 2007 maintenance agreement and accordingly paid back maintenance in the first quarter of fiscal 2008. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date decreased by 22 days from 78 days at December 31, 2008 to 56 days at June 30, 2009.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Net cash used in investing activities was $3.2 million in the first half of fiscal 2009 compared to cash provided of $9.6 million for the same period last year. The increase in cash used primarily relates to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to stock repurchases and proceeds from stock option exercise activity. Net cash provide by financing activities of $3.8 million in the first half of fiscal 2009 compared to $8.8 million used during the same period last year was because we did not participate in any share buy back programs during the first six months of fiscal 2009 whereas during the same period last year we repurchase approximately 2.6 million shares of common stock in the open market for $12.4 million.

On July 22, 2009, our Board of Directors approved a share repurchase program of up to an aggregate of $10.0 million. We intend to fund our repurchase program with existing cash and cash equivalents. The timing and amount of any repurchases will be determined by our management based on their evaluation of market conditions, regulatory considerations and other factors. Subsequent to June 30, 2009, through August 6, 2009, the Company has repurchased 422,800 shares totaling approximately $2.3 million in the open market under this stock repurchase.

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

In early November of 2008, we entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50.0 million. During the fourth quarter of fiscal year 2008, we used $30.0 million of our cash along with $30.0 million of funds available through this credit facility to complete a $60.0 million common stock buy back. As of June 30, 2009, we owed $30.0 million on the credit facility. Total costs associated with the facility including legal and closing fees amounted to approximately $1.2 million. Of these total costs, approximately $825,000 was paid as of June 30, 2009. The remaining balance is comprised of closing fees, of which $250,000 are due and payable on the first anniversary of the credit facility in November of fiscal year 2009 and $125,000 is due and payable on the third anniversary in November of fiscal year 2011. We are also obligated to make monthly interest payments and expect to pay approximately $1.1 million in interest on the outstanding $30.0 million loan balance annually. We expect that these payments will be made through fiscal year 2012 and total approximately $4.5 million. These payments may fluctuate depending on the outstanding principal balance and changes in interest rates. We currently have full access to the remaining $20.0 million of unused balance on the credit line and may use this amount to fund future operations or potential acquisitions. Because of our indebtedness, a significant portion of our cash flow from operations is and will be required for debt service. Our levels of debt could have negative consequences for us. It should be noted that:

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

In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS its ARS portfolio at the $16.4 million par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company is permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. At June 30, 2009 the Company has valued the Put Option at the approximate present value of the difference between the fair market value and the par value of the ARS.

At June 30, 2009, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allows, which is currently expected to be June 30, 2010. In prior quarters, the ARS were classified as long-term investments because of the Company’s inability to determine when its investments in the ARS would settle, and the fact that the exercisability date of the Put Option exceeded 365 days.

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of June 30, 2009, we held an aggregate of approximately $54.1 million in cash, cash equivalents and investments in the United States and an aggregate of $20.7 million in foreign accounts. Funds in foreign accounts are primarily generated from revenue outside North America and are used to fund oversea operations.

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

In November 2008, the Company entered into a four year revolving line of credit agreement (“Credit Agreement”) with Wells Fargo Foothill, LLC (“Wells Fargo”). The Credit Agreement was effective as of November 3, 2008 and allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but not to exceed 80% of the Company’s trailing four quarters of recurring maintenance revenue. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10.0 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Credit Agreement also requires that the Company pay a commitment fee based on a percentage of unused portion of the overall available facility. These costs along with related legal costs are classified as current assets in the Company’s Consolidated Balance Sheet at June 30, 2009 if payable within one year or non-current assets if payable beyond one year.

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

In May 2001, Actuate issued a letter of credit in the amount of $1.6 million to secure the lease of one of its facilities in the South San Francisco location. The lease agreement stipulated that absent an event of default, Actuate had the right to annually reduce the amount of this letter of credit by approximately $229,000 over a seven year period beginning in May 2002. Accordingly, in May 2009, Actuate exercised its right under the terms of the lease agreement and reduced the final remaining balance of approximately $229,000 on this letter of credit.

As of June 30, 2009, Actuate pledged $426,000 of restricted cash, as collateral for a standby letter of credit that guarantees its contractual obligations relating to its sublease agreement for its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Assets in the accompanying Consolidated Balance Sheet.

The following table summarizes our contractual obligations as of June 30, 2009 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$16,371	$6,416	$8,061	$1,598	$296
Purchase obligations (2)	4,484	4,393	76	10	5
Interest and loan obligations (3)	4,045	1,345	2,314	386	—
Obligations under FIN 48 (4)	1,686	—	1,686	—	—

Total	$26,586	$12,154	$12,137	$1,994	$301

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Contractual sublease proceeds	$3,107	$1,593	$1,514	$—	$—

(1)	Our future contractual obligations include minimum lease payments under operating leases at June 30, 2009. Of the remaining future minimum lease payments, approximately $6.4 million is included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of June 30, 2009. Contractual sublease proceeds associated with these minimum lease payments total approximately $3.1 million and are also included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of June 30, 2009.
(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of June 30, 2009. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	Estimated interest and commitment fees related to the revolving line of Credit Agreement with Wells Fargo Foothill.
(4)	Represents the tax liability associated with uncertain tax positions. See FIN 48 discussion in Note 11 of our Notes to Consolidated Financial Statements of our Form 10-K for fiscal year 2008 filed with the SEC on March 12, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first six months of fiscal years 2009 and 2008 we derived 23% and 30%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized gains due to foreign exchange rate fluctuations was approximately $28,000 for the first six months of fiscal 2009 compared to losses of approximately $1.2 million during the same period last year. During the first half of fiscal 2009, exchange rate fluctuations on foreign revenue transactions negatively impacted our total revenue growth by approximately $1.5 million when compared to the same period in the prior year.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities, or other than our ARS investments, which have recently become illiquid (additional information regarding our ARS investment portfolio is detailed in Note 3 to the Consolidated Financial Statements for the period ended June 30, 2009). Due to the nature of our investments, we believe that there is limited risk exposure.

We also have a $30.0 million loan with Wells Fargo Foothill which we used to partially fund our tender offer in 2008. We performed a sensitivity analysis on the outstanding portion of this loan as of June 30, 2009. The analysis is based on an estimate of the hypothetical changes in annual interest expense that would result from an immediate increase/decrease in interest rates.

The analysis is shown as of June 30, 2009:

Annual change in interest expense (in thousands)
-1.5%	-1.0%	-0.5%	+0.5%	+1.0%	+1.5%
$(450)	$(300)	$(150)	$150	$300	$450

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, and trade accounts receivable. We have policies that limit investments to only investment grade securities. We also limit the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support customer receivables. Our credit risk is also mitigated because our customer base is diversified by geography and no single customer has accounted for more than 10% of our consolidated revenue on an annual basis. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Our investments portfolio includes ARS. Until fiscal 2008, the auction rate securities market was highly liquid. During fiscal year 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue of the securities that holders desired to sell at auction. Additional information regarding our ARS investment portfolio is detailed in Note 3 to the Consolidated Financial Statements for the period ended June 30, 2009.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results of operations. The Company is not currently invested in any derivative securities.

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

Changes in Internal Controls

There were no changes in Actuate’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Actuate’s internal control over financial reporting.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

        The Company’s total revenues derived from sales outside North America were 23%, 30% and 25% for the six months of fiscal years 2009, 2008 and 2007, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2009. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 31%, 33%, and 25% of total revenues from license fees for the six months of fiscal years 2009, 2008 and 2007, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

CERTAIN OF THE COMPANY’S CHARTER PROVISIONS AND DELAWARE LAW MAY PREVENT OR DETER A CHANGE IN CONTROL OF ACTUATE.

The Company’s Certificate of Incorporation, as amended and restated (the “Certificate of Incorporation”), and Bylaws, as amended and restated (“Bylaws”), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions authorizing the issuance of “blank check” preferred stock, eliminating the ability of stockholder to act by written consent and requiring stockholders to provide advance notice for proposals and nomination of directors at stockholder meetings. In addition, certain provisions of Delaware law and the Company’s stock option plans may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals. The Company has also entered into change of control agreements with its executive officers, which agreements require payment to an executive upon termination of employment within 12 months after acquisition. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of the Company’s common stock.

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

As of June 30, 2009, the Company had approximately $16.4 million in ARS at par value. Since February 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.

In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS $16.4 million of its ARS portfolio at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company is permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. At June 30, 2009 the Company has valued the Put Option at the present value of the difference between the fair market value and the par value of the ARS.

        At June 30, 2009, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allows, which is currently expected to be June 30, 2010. In prior quarters, the ARS were classified as long-term investments because of the Company’s inability to determine when its investments in the ARS would settle, and the fact that the exercisability date of the Put Option exceeded 365 days.

The Company has no reason to believe that any of the underlying issuers of its ARS are presently at risk of default. Through June 30, 2009, the Company has continued to receive interest payments on the ARS in accordance with their terms. Currently, interest is being earned at the maximum contractual rate, which may not exceed the one year trailing average rate on the three month Treasury Bill plus 120 basis points. The Company believes that it will ultimately be able to liquidate its ARS related investments without significant loss primarily due to the collateral securing the ARS and the legal settlement it has entered into with UBS. However, it could take until final maturity of the ARS (up to 38 years) to realize the investments’ par value.

If we need to access the funds associated with ARS but are unable to do so, our operations and financial position could be materially harmed.

WE HAVE SUBSTANTIAL INDEBTNESS AND DEBT SERVICE REQUIREMENTS.

On November 2, 2008, Actuate entered into a four year revolving line of Credit Agreement with Wells Fargo Foothill, LLC (“Wells Fargo”) as the arranger, administrative agent and lender (the “Credit Agreement”). The Credit Agreement was effective as of November 3, 2008. The Company used $30.0 million of the proceeds from the Credit Agreement in the tender offer it completed in December 2008 and for working capital, issuance of commercial and standby letters of credit, capital expenditures and other general corporate purposes. At June 30, 2009, our outstanding debt under the Credit Agreement was $30 million.

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

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 21, 2009, our stockholders approved the following items:

1.	The election of the following individuals as Directors of the Company.

	For	Authority Withheld
Nicolas C. Nierenberg	39,111,537	2,764,456
Peter I. Cittadini	39,808,418	2,067,575
George B. Beitzel	37,992,944	3,883,049
Kenneth E. Marshall	38,704,649	3,171,344
Arthur C. Patterson	39,115,296	2,760,697
Steven D. Whiteman	39,113,130	2,762,863

2.	The ratification of the appointment of KPMG, LLP, Registered Independent Public Accountants, as the Company’s auditors for the fiscal year ending December 31, 2009.

For	41,193,785
Against	587,159
Abstain	95,049

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation
(Registrant)

Dated: August 7, 2009	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President,
Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)