Form 10-K/A
period 2008-12-31
ACTUATE CORP
filed 2009-08-20
CIK 1062478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
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
DOCUMENTS INCORPORATED BY REFERENCE
     The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on April 9, 2009.

EXPLANATORY NOTE
We are filing this Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2008 to correct a clerical error in a cross reference to the original filing of Credit Agreement between Actuate and Wells Fargo Foothill, LLC dated November 5, 2008 (the “Credit Agreement”) in the exhibit list of Actuate’s 10-K for the fiscal year ended December 31, 2008 (the “Annual Report”) as well as to note Actuate’s request for confidential treatment for portions of the Credit Agreement. Except for the foregoing, this amendment does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
     See Index on Page F-1.
(a)(2) Financial Statement Schedules
     Schedule II—Valuation and Qualifying Accounts.
     Other schedules have been omitted because the information required to be set forth therein is not applicable or is readily available in the financial statements or notes thereto.
(a)(3) Exhibits

Exhibit
No.	Description

2.1 (8)	Share Purchase Agreement, dated as of January 5, 2006, by and among Actuate Corporation, performancesoft, Inc., the shareholders of performancesoft, Inc. and Michael Tipping, as shareholder’s representative as amended by the Agreement and Notice dated October 11, 2006.

3.1 (4)	Form of Third Amended and Restated Certificate of Incorporation.

3.2 (10)	Form of Amended and Restated Bylaws of the Registrant.

4.2 (2)	Specimen Common Stock Certificate.

10.1 (11)	Form of Indemnification Agreement.

10.2 (1)+	1994 Stock Option Plan, as amended.

10.3 (1)+	Amended and Restated 1998 Equity Incentive Plan.

10.4 (1)+	Amended and Restated 1998 Employee Stock Purchase Plan.

10.5 (1)+	1998 Non-Employee Directors Option Plan.

10.6 (5)+	2001 Supplemental Stock Option Plan.

10.7 (1)+	Offer Letter between the Company and Daniel A. Gaudreau dated May 7, 1997.

10.8 (3)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated August 18, 1999.

10.9 (3)	First Amendment to Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 31, 1999.

10.10 (5)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 21, 2000.

10.11 (7)+	Form of Severance Agreement (All Section 16 Officers)

10.12 (9)	Credit Agreement between Actuate and Wells Fargo Foothill, LLC (“Wells Fargo”) dated November 5, 2008. (Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission).

10.13 (12)	Office Building Sublease between Actuate and Oracle Corporation dated June 5, 2007.

16.1 (6)	Letter from Ernst & Young LLP to the Securities and Exchange Commission stating whether or not they agree with the statements made by the Registrant in Item 4 of this Current Report on Form 8-K.

Exhibit
No.	Description

21.1 (13)	Subsidiaries of Actuate Corporation.

23.1 (13)	Consent of Independent Registered Public Accounting Firms.

24.1 (13)	Power of Attorney. (See the signature page to this Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1 (13)	Section 1350 Certifications

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741).

(2)	Incorporated by reference to our Amended Registration Statement on Form S-1/A.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(4)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2000.

(5)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2001.

(6)	Incorporated by reference to our Form 8-K filed on June 16, 2004.

(7)	Incorporated by reference to our Form 8-K filed on October 25, 2007.

(8)	Incorporated by reference to our Form 8-K filed on December 27, 2007.

(9)	Incorporated by reference to our Form 8-K filed on November 5, 2008.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

(11)	Incorporated by reference to our Form 8-K filed on February 3, 2009.

(12)	Incorporated by reference to our Form 8-K filed on June 5, 2007.

(13)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2008.

+	Indicates management or compensatory plan or arrangement.
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
Daniel A. Gaudreau
Senior Vice President, Finance and Administration and Chief Financial Officer

Date: August 17, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer