Form 10-Q
period 2009-09-30
ACTUATE CORP
filed 2009-11-06
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of September 30, 2009
Common Stock, par value $.001 per share	45,394,709

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$28,029	$24,772
Short-term investments	42,245	17,278
Accounts receivable, net of allowance of $710 and $606 at September 30, 2009 and December 31, 2008, respectively	20,368	28,017
Other current assets	7,982	6,620

Total current assets	98,624	76,687
Property and equipment, net	4,135	4,729
Goodwill	36,114	36,114
Other purchased intangibles, net	1,125	1,800
Non-current deferred tax assets	13,047	12,602
Non-current investments	—	16,391
Other assets	1,782	2,189

	$154,827	$150,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$819	$2,067
Restructuring liabilities	2,774	3,206
Accrued compensation	4,349	4,514
Other accrued liabilities	5,158	5,299
Deferred revenue	35,937	40,900

Total current liabilities	49,037	55,986

Long-term liabilities:
Note payable	30,000	30,000
Other liabilities	852	1,054
Long-term deferred revenue	1,614	2,472
Long term income tax payable	776	1,660
Restructuring liabilities, less current portion	884	3,092

Total long-term liabilities	34,126	38,278

Non-controlling interest in subsidiary	633	584
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 78,503,314 and 75,514,061 shares, respectively; outstanding 45,394,709 and 44,169,649 shares, respectively	45	44
Additional paid-in capital	176,510	160,619
Treasury stock, at cost 33,108,605 shares and 31,344,412, respectively	(127,338)	(117,256)
Accumulated other comprehensive loss	(72)	(887)
Retained earnings	21,886	13,144

Total stockholders’ equity	71,031	55,664

	$154,827	$150,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
License fees	$8,620	$10,021	$25,907	$29,920
Maintenance	19,340	20,406	56,889	56,791
Professional Services	1,391	3,254	5,352	11,091

Total revenues	29,351	33,681	88,148	97,802

Costs and expenses:
Cost of license fees	267	350	703	1,066
Cost of services	4,185	5,299	13,718	17,861
Sales and marketing	10,231	13,168	31,433	39,982
Research and development	4,998	5,459	15,256	16,860
General and administrative	5,085	5,053	14,717	14,457
Amortization of other purchased intangibles	170	237	510	711
Restructuring charges	129	672	240	1,075

Total costs and expenses	25,065	30,238	76,577	92,012

Income from operations	4,286	3,443	11,571	5,790
Interest income and other income/(expense), net	(405)	686	179	764
Interest expense	(347)	(3)	(1,057)	(3)

Income before income taxes	3,534	4,126	10,693	6,551
Provision (benefit) for income taxes	395	1,021	1,951	(2,356)

Net income	$3,139	$3,105	$8,742	$8,907

Basic net income per share	$0.07	$0.05	$0.19	$0.15

Shares used in basic per share calculation	45,580	60,387	45,026	60,505

Diluted net income per share	$0.06	$0.05	$0.18	$0.13

Shares used in diluted per share calculation	50,484	65,397	49,235	66,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income	$8,742	$8,907
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase plan	5,367	7,091
Amortization of other purchased intangibles	675	1,146
Amortization of debt issuance cost	210	—
Depreciation	1,643	1,740
Net operating loss utilizations (adjustments) related to prior acquisitions	—	(228)
Change in valuation allowance on deferred tax assets	(575)	85
Accretion/amortization on short-term debt securities	118	218
Loss/(gain) on Auction Rate Securities (ARS)	(678)	—
Loss on the fair value of put option	607	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	7,649	16,393
Other current assets	(314)	829
Accounts payable	(1,248)	(1,167)
Accrued compensation	(165)	(2,170)
Other accrued liabilities	131	(1,654)
Deferred tax assets	115	51
Income taxes receivable	(1,044)	(2,206)
Income taxes payable	(884)	—
Other liabilities	(202)	(124)
Restructuring liabilities	(2,640)	(1,817)
Deferred revenue	(5,821)	(2,649)

Net cash provided by operating activities	11,686	24,445

Investing activities
Purchases of property and equipment	(1,048)	(1,672)
Release of restricted cash	229	—
Proceeds from sale and maturity of investments	13,706	53,418
Purchases of short-term investments	(22,243)	(43,385)
Change in other current and non-current assets	(61)	—

Net cash provided by (used in) investing activities	(9,417)	8,361

Financing activities
Tax benefit from exercise of stock options	2,649	—
Proceeds from issuance of common stock	7,906	4,932
Stock repurchases	(10,297)	(12,675)

Net cash provided by (used in) financing activities	258	(7,743)

Net increase in cash and cash equivalents	2,527	25,063
Effect of exchange rates on cash and cash equivalents	730	(497)
Cash and cash equivalents at the beginning of the period	24,772	21,468

Cash and cash equivalents at the end of the period	$28,029	$46,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Actuate and its wholly-owned and majority-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in the United States, Canada, Switzerland, United Kingdom, Germany, France, Singapore, Japan and China. All intercompany balances and transactions have been eliminated.

As of September 30, 2009, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. During the first quarter of fiscal 2009, we adopted new accounting guidance for noncontrolling interests in subsidiaries as issued by the Financial Accounting Standards Board (“FASB”). The new accounting guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

Actuate Japan’s financial results are reflected in each revenue, cost of revenue and expense category in the consolidated statement of operations. Through September 30, 2009, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. Although the Company plans to maintain and expand selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan are not expected to be significant.

During the second quarter of 2009, we adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company has evaluated subsequent events through November 6, 2009, the issuance date of the financial statements for the three months ended September 30, 2009.

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

Actuate recognizes revenues in accordance with authoritative guidance issued by the American Institute of Certified Public Accountants (“AICPA”) on revenue recognition. For sales to end-user customers, Actuate recognizes license revenues when a license agreement has been signed by both parties or a definitive agreement has been received from the customer, the product has been physically shipped or electronically made available, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence of fair value of sales to end users is based on the price charged when an element is sold separately. Actuate has not established vendor-specific objective evidence of fair value for its licenses. Therefore, the Company recognizes revenues from arrangements with multiple elements involving software licenses under the residual method which means the full fair value is allocated to the undelivered elements while the remaining value of the arrangement is allocated to the delivered elements. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company typically establishes vendor specific objective evidence of fair value under a “bell-shaped curve” approach. However, for certain types of license transactions, including OEM and site license, the Company uses a “stated maintenance renewal” approach.

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

A significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions have adversely impacted the financial services industry throughout fiscal 2008 and the first nine months of fiscal 2009. If this trend continues, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit in the Condensed Consolidated Statements of Income in connection with stock options and the Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Stock Options	$1,320	$1,820	$4,448	$6,307
ESPP	284	260	919	784

Total stock-based compensation	$1,604	$2,080	$5,367	$7,091

Income tax benefit	$1,429	$—	$2,649	$—

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our ESPP Plan for the nine months ended September 30, 2009 and 2008 are as follows:

	Options		ESPP
	Nine Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Volatility	57.16 – 59.03%	59.08 – 71.49%	69.17 – 94.69%	43.13 – 55.79%
Expected term (years)	5.49 – 5.55	5.55 – 5.70	0.5	0.5
Risk free interest rate	1.75 – 2.625%	2.50 – 3.50%	0.46 – 0.62%	2.05 – 2.18%
Expected dividend yield	0%	0%	0%	0%
Annual forfeiture rate	3 – 4%	3%	N/A	N/A

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted-average common shares outstanding	45,580	60,387	45,026	60,505
Weighted-average dilutive stock options outstanding under the treasury stock method	4,904	5,010	4,209	5,570

Weighted-average common shares used in computing diluted net income per share	50,484	65,397	49,235	66,075

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 3,124,635 and 7,600,668 in the three and nine months ended September 30, 2009, respectively. In the three and nine months ended in September 30, 2008, the Company excluded 6,593,990 and 5,883,518 stock options from its calculation of weighted-average common shares used in computing dilutive net income per share. Such stock options, had they been dilutive, would have been included in the computation of diluted net income per share.

The weighted average exercise price of excluded stock options was $7.23 and $5.56 for the three and nine months ended September 30, 2009, respectively. The weighted average exercise price of excluded stock options was $6.08 and $6.26 for the three and nine months ended September 30, 2008, respectively.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Income Taxes

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

The Company recognizes and measures uncertain tax positions and only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Comprehensive Income

Other comprehensive income includes currency translation adjustments and unrealized gains (losses) on investments that are not included in net income, but rather are recorded directly in stockholders’ equity. Comprehensive income during the three and nine months of fiscal 2009 and 2008 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$3,139	$3,105	$8,742	$8,907
Foreign currency translation gain (loss)	664	(1,669)	730	(497)
Unrealized gain (loss) on investments	10	(486)	85	(1,425)

Total comprehensive income	$3,813	$950	$9,557	$6,985

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

During the third quarter of 2009, we adopted the new Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (“FASB”). The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued new accounting guidance related to the measurement and disclosure of liabilities at fair value. This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effective for interim periods beginning after August 28, 2009. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (VIE) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance is effective for interim and annual reporting periods ending after November 15, 2009 and will become effective for us beginning in the first quarter of 2010. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

During the second quarter of 2009, we adopted three related standards of accounting guidance as issued by the FASB. The accounting guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments and interim disclosure requirements for the fair value of financial instruments. The adoption of the three standards of accounting guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted new accounting guidance for business combinations as issued by the FASB. The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. Contingent consideration will be recognized at its fair value on the acquisition date. For certain arrangements, changes in fair value will be recognized in earnings until settlement, and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

2. Investment in Actuate Japan

        Noncontrolling (minority) Interest - The minority shareholder of Actuate Japan has a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company has the option to call the non-controlling interest. The redeemable non-controlling interest as of September 30, 2009 was approximately 12% of the total equity interest. If the non-controlling interest shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $633,000 to purchase these shares. The Company measures and discloses a redeemable non-controlling interest in accordance with the policy discussed above at the calculated redemption value of the put option embedded in the non-controlling interest. The non-controlling shareholder is also a distributor of Actuate products in Japan, although the volume of revenues sold through this distributor has historically been immaterial to Actuate Corporation. The Company consolidated 100% of the operating results of Actuate Japan and all investments in the subsidiary are eliminated in consolidation. Through September 30, 2009, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. Although the Company plans to maintain and expand its selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan is not expected to be significant in the near future. As of the date of this filing, the remaining non-controlling shareholder has not notified the Company of any intent to exercise its put option.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Fair Value Measurements of Financial Assets and Liabilities

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and other current liabilities the carrying amounts approximate their fair value due to the relatively short maturity of these balances. We also believe that the carrying value of our note payable approximates fair value as it’s been less than one year since we have entered into this Credit Agreement and that the interest rate on this note is based on a floating market rate. The Company adopted this guidance during the second quarter of fiscal 2009.

The Company has investments that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2—Valuations based inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands):

	Fair value of investments as of September 30, 2009
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$4,971	$4,971	$—	$—
Term deposits	10,607	10,607	—	—
Commercial paper	8,995	—	8,995	—
Corporate bonds	12,575	—	12,575	—
Federal and municipal obligations	4,213	—	4,213	—
Auction Rate Securities (“ARS”)	14,560	—	—	14,560
Put option	1,902	—	—	1,902

	$57,823	$15,578	$25,783	$16,462

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

As of September 30, 2009, the Company had approximately $16.4 million in ARS at par value. Since February 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.

        In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS its ARS portfolio at the $16.4 million par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company is permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. At September 30, 2009, the Company has valued the Put Option at the approximate present value of the difference between the fair market value and the par value of the ARS.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At September 30, 2009, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allows, which is currently expected to be June 30, 2010.

The Company has no reason to believe that any of the underlying issuers of its ARS are presently at risk of default. Through September 30, 2009, the Company has continued to receive interest payments on the ARS in accordance with their terms. Currently, interest is being earned at the maximum contractual rate, which may not exceed the one year trailing average rate on the three month Treasury Bill plus 120 basis points. The Company believes that it will ultimately be able to liquidate its ARS related investments without significant loss primarily due to the collateral securing the ARS and the legal settlement it has entered into with UBS. However, it could take until final maturity of the ARS (up to 38 years) to realize the investments’ par value.

The estimated fair value of ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of September 30, 2009 the Company determined there was a decline in the fair value of its ARS investments of approximately $2.6 million in fiscal 2008, and approximately $678,000 improvement in the fair value of the ARS during the first nine months of fiscal 2009. Therefore, the cumulative net impairment of the ARS investments totaled approximately $1.9 million as of September 30, 2009. This determination was largely based on the fact that the Company reclassified the ARS investments from “available for sale” to “trading” status. This reclassification was based on the fact that Actuate fully intends to sell the ARS as soon as the Put Option settlement agreement allows. An other-than-temporary impairment charge is recorded as a realized loss in the Consolidated Statement of Income and reduces net income for the applicable accounting period. Prior to the quarter ended December 31, 2008, the ARS were classified as “available-for-sale” and all temporary changes in fair value were recognized in Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet.

The authoritative guidance issued by the FASB on accounting for and presenting impairment losses on securities are effective for Actuate beginning with the second quarter of fiscal 2009. However, the impact on Actuate this quarter is not significant.

In the second quarter of 2009, the FASB issued the authoritative guidance on determining fair value when market activity has decreased. This guidance was effective for Actuate beginning with the second quarter of fiscal 2009. The value of our non-ARS investments that are valued using Level 2 inputs are based on a quoted price from a market that has not experienced a significant decrease in activity. Therefore, the Company will continue using Level 2 inputs from orderly transaction in our fair value measurement of the Level 2 assets.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS and Put Option measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the first nine months of fiscal year 2009 (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS and Put option
Balance at December 31, 2008	$16,391
Recorded net gain on ARS included in earnings	678
Net loss on fair value of Put option included in earnings	(607)

Balance at September 30, 2009	$16,462

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Realized Changes in fair value	Estimated Fair Value
Balance at September 30, 2009
Classified as cash and cash equivalents:
Cash	$12,451	$—	$—	$—	$12,451
Term deposits	10,607	—	—	—	10,607
Money market funds	4,971	—	—	—	4,971

	28,029	—	—	—	28,029
Classified as short-term investments:
Commercial paper	8,996	—	(1)	—	8,995
Corporate bonds	12,462	115	(2)	—	12,575
Federal and municipal obligations	4,200	13	—	—	4,213
ARS	16,475	—	—	(1,915)	14,560
Put option	—	—	—	1,902	1,902

	42,133	128	(3)	(13)	42,245

Total	$70,162	$128	$(3)	$(13)	$70,274

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Realized Changes in fair value	Estimated Fair Value
Balance at December 31, 2008
Classified as cash and cash equivalents:
Cash	$21,947	$—	$—	$—	$21,947
Money market funds	1,050	—	—	—	1,050
Federal and municipal obligations	1,775	—	—	—	1,775

	24,772	—	—	—	24,772
Classified as short-term investments:
Corporate bonds	11,668	29	(24)	—	11,673
Federal and municipal obligations	5,570	35	—	—	5,605

	17,238	64	(24)	—	17,278
Classified as non-current investments:
ARS	16,475	—	—	(2,593)	13,882
Put option	—	—	—	2,509	2,509

	16,475	—	—	(84)	16,391

Total	$58,485	$64	$(24)	$(84)	$58,441

At this time, the Company believes that, due to the nature of the Company’s investments, the financial condition of the issuer and the Company’s ability to hold these investments through these short-term loss positions, factors would not indicate that these unrealized losses on investments, other than ARS and the Put Option, should be viewed as other-than-temporary.

Short-term investments, other than ARS, are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income (Loss). At September 30, 2009, Actuate has classified all of its securities that mature beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments are highly liquid and available for use in current operations.

4. Restructuring Charges

During fiscal year 2009, we incurred $83,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries. We also incurred approximately $28,000 in additional charges related to prior facility closures in North America. These charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. The restructuring charges incurred during the first half of the year were accounted for in accordance with the FASB’s guidance on accounting for costs associated with exit or disposal activities which require the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

During fiscal year 2009, we also incurred approximately $300,000 in costs consisting of severance and related benefits when we initiated a global restructuring of our sales force to size the operation to meet the expected business and economic environment for our products. This restructuring resulted in workforce reductions of 12 total personnel and was concentrated mainly in Europe and North America across all levels of the sales organization. We also recorded a $171,000 reduction to our idle facilities reserves which included estimated sublease income for the Vienna, Virginia facility and true-ups of operating expenses associated with our idle South San Francisco facility. Historically, restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. These restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans.

The following table summarizes the restructuring accrual activity during the nine months ended September 30, 2009 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2008	$561	$5,737	$6,298
Restructuring charges	383	(143)	240
Cash payments, net of rents collected on sublease for Q1	(231)	(837)	(1,068)
Cash payments, net of rents collected on sublease for Q2	(45)	(722)	(767)
Cash payments, net of rents collected on sublease for Q3	(286)	(756)	(1,042)
Change in estimate	(2)	(1)	(3)

Balance at September 30, 2009	380	3,278	3,658
Less: current portion	(380)	(2,394)	(2,774)

Long-term balance at September 30, 2009	$—	$884	$884

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
North America	$23,330	$24,995	$68,912	$69,640
Europe	5,216	7,654	16,761	24,639
Asia Pacific and others	805	1,032	2,475	3,523

	$29,351	$33,681	$88,148	$97,802

As of September 30, 2009, we operated solely in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. There was no single customer that accounted for more than 10% of total revenues in either the three months ended September 30, 2009 or 2008. A significant portion of the Company’s revenues have historically been derived from customers in the financial services industry.

6. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with the authoritative guidance issued by the FASB on accounting and reporting for acquired goodwill and other intangible assets, the Company performs its annual impairment test of goodwill on October 1 of each year. The Company’s goodwill balance of $36.1 million was unchanged at September 30, 2009 when compared to the balance reported at the end of fiscal year 2008.

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Adjustment to Purchase Price Allocation	Net Carrying Amount
Customer list	$14,000	$(13,150)	$850	$14,000	$(12,640)	$—	$1,360
Purchased technologies	8,002	(7,727)	275	8,430	(7,562)	(428)	440

	$22,002	$(20,877)	$1,125	$22,430	$(20,202)	$(428)	$1,800

Amortization expense of purchased technology and other intangible assets was approximately $225,000 and $382,000 for the quarters ended September 30, 2009 and 2008, respectively. Of this total, approximately $55,000 and $145,000 was related to the amortization of purchased technology. Amortization expense of purchased intangible assets was approximately $675,000 and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively. Of this total, approximately $165,000 and $437,000 was related to the amortization of purchased technologies. Amortization of purchased technologies is included in cost of license fees in the accompanying condensed consolidated statements of income. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2009 (remainder of year)	$225
2010	900

$1,125

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Revolving credit line

In November 2008, the Company entered into a four year revolving line of credit agreement with Wells Fargo, LLC (“Credit Agreement”). The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but not to exceed 80% of the Company’s trailing four quarters of recurring maintenance revenue. As of September 30, 2009, the Company owed $30.0 million on the credit facility. There are no minimum pay-down requirements under the terms of this credit facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.2 million. Of these total costs, approximately $825,000 was paid as of September 30, 2009. The remaining balance is comprised of closing fees, of which $250,000 are due and payable on the first anniversary of the credit facility in November of fiscal year 2009 and $125,000 is due and payable on the third anniversary in November of fiscal year 2011. These costs are being capitalized and amortized over four years. These costs are classified as current assets if amortized within one year or non-current assets if amortized beyond one year in the Company’s Consolidated Balance Sheet at September 30, 2009.

As of September 30, 2009, the remaining balance available under the revolving credit facility was approximately $20.0 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10.0 million the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of September 30, 2009, the Company was able to meet the 80% test as well as the $10 million minimal cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Company incurred approximately $850,000 of interest expense associated with the credit facility during the first nine months of fiscal year 2009.

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

The Credit Agreement contains financial covenants, which, among other things, require the Company to maintain specified financial ratios and impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. The Company was in compliance with these financial and non-financial covenants at September 30, 2009. The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate International Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Operating Lease Commitments

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. In anticipation of this event, on September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At September 30, 2009, the deferred rent liability balance totaled approximately $1.0 million and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $308,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $692,000 classified under other long term liabilities section of our consolidated balance sheet at September 30, 2009. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in April 2011 and this facility is being entirely subleased. Actuate also leases office facilities in various locations in the United States and abroad. All facilities are leased under operating leases.

In May 2001, Actuate issued a letter of credit in the amount of $1.6 million to secure the lease of one of its facilities in the South San Francisco location. The lease agreement stipulated that absent an event of default, Actuate had the right to annually reduce the amount of this letter of credit by approximately $229,000 over a seven year period beginning in May 2002. Accordingly, in May 2009, Actuate exercised its right under the terms of the lease agreement and reduced the final remaining balance of approximately $229,000 on this letter of credit. In prior periods, Actuate pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash remain classified as Other Assets in the accompanying Consolidated Balance Sheet as of September 30, 2009.

Stock Option Plans

The weighted average grant date fair value of options granted during the quarter ended September 30, 2009 was $2.74 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended September 30, 2009 was $4.1 million.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.78-$1.49	3,403,417	3.42 years	$1.49	3,403,417	$1.49
$1.56-$3.36	2,434,370	5.06 years	$2.73	2,335,719	$2.72
$3.37-$3.75	3,722,577	6.90 years	$3.60	1,853,035	$3.63
$3.77-$5.29	3,691,823	6.14 years	$4.68	2,356,877	$4.76
$5.30-$7.86	2,455,531	7.78 years	$6.20	1,135,644	$6.19
$8.03-$11.44	176,000	1.72 years	$8.69	171,666	$8.70
$12.11-$17.50	120,000	1.41 years	$15.70	120,000	$15.70
$31.19-$31.19	80,000	.41 years	$31.19	80,000	$31.19

$0.78-$31.19	16,083,718	5.71 years	$3.95	11,456,358	$3.69

	September 30, 2009	September 30, 2008
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest	15,895,684	18,798,309
Aggregate intrinsic value (in thousands)	$33,879	$12,396
Weighted average exercise price per share	$3.94	$3.74
Weighted average remaining contractual term (in years)	5.69	5.43
Options Exercisable
Options currently exercisable	11,456,358	14,295,662
Aggregate intrinsic value of currently exercisable options (in thousands)	$28,062	$12,182
Weighted average exercise price per share	$3.69	$3.24
Weighted average remaining contractual term (in years)	4.75	4.40

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2009, the number of shares reserved for future grants under all option plans was 15,723,557. The number of shares available for future purchase under the ESPP Plan was 1,924,849.

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Maintenance and support	$34,666	$38,070
Other	2,885	5,302

	37,551	43,372
Less: current portion	(35,937)	(40,900)

Long-term deferred revenue	$1,614	$2,472

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

Other deferred revenue consists of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria and are, therefore, deferred until all revenue recognition criteria have been met.

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

Overview

Actuate Corporation (“We”, “Actuate” or the “Company”) was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate - the people behind BIRT (Business Intelligence and Reporting Tools) - founded and continues to co-lead the Eclipse BIRT open source project. BIRT is the premier development environment for Rich Information Applications that presents data in compelling and interactive ways via the web on any device. Actuate and its people are dedicated to making BIRT the best environment for our customers to develop Web 2.0/Rich Internet Applications (RIAs) that drive revenue through higher customer satisfaction/loyalty and improved operational performance. The people of Actuate continually participate in and provide resources for the vibrant open source community that has emerged around BIRT. Actuate offers value-add BIRT products and services that speed the development process and bring additional functionality, interactivity and enterprise scalability to BIRT-based Rich Information Applications. Actuate’s principal executive offices are located at 2207 Bridgepointe Parkway, San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains a Web site at www.actuate.com. The information posted on our Web site is not incorporated into this Annual Report.

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

The software industry is currently experiencing significant challenges, primarily due to a deteriorating macro-economic environment, which is primarily characterized by diminished product demand. As a result of this downturn, some of our customers may face financial challenges for the remainder of fiscal 2009. It is unclear when the macro-economic environment may improve. We are seeing increasing pressures on our customers’ Information Technology budgets, and therefore our customers are looking for more flexibility in the timing of purchases. Facing uncertainty and cost pressures in their own businesses, some of our customers are waiting to purchase our products and are increasingly seeking purchasing terms and conditions that are less favorable to us. This trend partially contributed to lower license revenues for fiscal 2008 and fiscal 2009. We have also seen a similar impact on our consulting business in the recent quarters.

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

	Three Months Ended September 30, (in thousands except per share data)
	2009	2008	$ Change	% Change
Financial summary
Total revenues	$29,351	$33,681	$(4,330)	(13)%

Total operating expenses	25,065	30,238	(5,173)	(17)%

Income from operations	4,286	3,443	843	25%
Operating margins	15%	10%	5%	50%

Net income	$3,139	$3,105	$34	1%

Diluted net income per share	$0.06	$0.05	$0.01	20%

Shares used in diluted per share calculation	50,484	65,397	(14,913)	(23)%

The overall decrease in total revenues was mainly driven by lower license sales which decreased by 14% or approximately $1.4 million over the same period last year as we continue facing a challenging macro-economic environment, especially in the international markets. These negative conditions have forced customers to either delay purchases or find solutions to increase optimal efficiencies using exiting infrastructure server environments. During the third quarter of fiscal 2009, we experienced a 57% or approximately $1.9 million decrease in professional services revenues. The decrease in professional services revenues was mainly due to a weak macro-economic environment which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products.

During the second half of fiscal 2008 and in response to the weak macro economic conditions, we implemented a restructuring plan which resulted in the elimination of 46 positions held by Actuate employees primarily in North America, the consolidation of facilities, and the write-off of fixed assets located at facilities that had been vacated. We implemented a second restructuring in the third quarter of 2009 which resulted in the elimination of 12 positions held by Actuate employees primarily in North America and Europe. These cost cutting measures combined with operational discipline have primarily been the force behind the 17% or $5.2 million reductions in operating expenses in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Consequently, our operating margins have improved from 10% in the third quarter of fiscal 2008 to 15% in the third quarter of fiscal 2009. The increase in the fully diluted earnings per share in the third quarter of 2009 over the same period last year was primarily attributed to the reductions in our operating expenses as discussed above and the 23% decrease in our share count. This decrease in share count was mainly due to the tender offer completed in December of 2008 resulting in the repurchase of approximately 17.1 million shares, and approximately 1.8 million additional shares repurchased in the third quarter of fiscal 2009.

As a result of fluctuations in foreign currency exchange rates, our total revenues for the third quarter of this year compared to the third quarter of last year were negatively impacted by approximately $300,000 while our operating expenses were positively impacted by approximately $230,000.

A significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions have adversely impacted the financial services industry throughout fiscal 2008 and the first nine months of fiscal 2009. If this trend continues, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

For the remainder of fiscal year 2009, we expect three trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all for the remainder of fiscal year 2009, particularly among financial services companies in the United States and Europe. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, Rich Internet Applications (RIA) and Performance Management software purchases into fewer suppliers. Finally, we expect to experience vigorous competition in the RIA market. Several of our competitors have released products that are marketed to be directly competitive with our RIA offerings. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in these markets will be vigorous in the near future.

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

•

Selling to Global 9000 Corporations in the Financial Services Sector—We are continuing to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We anticipate a negative impact of the ongoing credit crunch on the Financial Services sector. However, we believe that once the short term issues in Financial Services are resolved, the industry will once again lead in the adoption of RIA both inside and outside the firewall.

•

Delivering a Highly Differentiated Performance Management Offering—We have integrated Actuate Performancesoft Performance Management applications, BIRT and Actuate’s Rich Information Application platform to provide capabilities for distributing accountability throughout the enterprise.

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

As of September 30, 2009, the Company had approximately $16.4 million in ARS at par value. Since February 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS its ARS portfolio at the $16.4 million par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). Readers should refer to Note 3 of these consolidated financial statements for additional information related to the Company’s ARS investments and the rights offering by UBS.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
License fees	29%	30%	29%	31%
Maintenance	66	60	65	58
Professional services and training	5	10	6	11

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	1	1	1	1
Cost of services	14	16	15	18
Sales and marketing	35	39	36	41
Research and development	17	16	17	17
General and administrative	17	15	17	15
Amortization of other purchased intangibles	1	1	1	1
Restructuring charges	—	2	—	1

Total costs and expenses	85	90	87	94

Income from operations	15	10	13	6
Interest income and other income/(expense), net	(2)	2	—	1
Interest expense	(1)	—	(1)	—

Income before income taxes	12	12	12	7
Provision (benefit) for income taxes	1	3	2	(2)

Net income	11%	9%	10%	9%

Revenues

The following table represents a breakdown of our total revenues by type of revenue (in thousands):

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Revenues
License fees	$8,620	$10,021	$(1,401)	(14)%	$25,907	$29,920	$(4,013)	(13)%
Maintenance	19,340	20,406	(1,066)	(5)%	56,889	56,791	98	—%
Professional services and training	1,391	3,254	(1,863)	(57)%	5,352	11,091	(5,739)	(52)%

Total Revenues	$29,351	$33,681	$(4,330)	(13)%	$88,148	$97,802	$(9,654)	(10)%

% of Revenue
License fees	29%	30%			29%	31%
Maintenance	66%	60%			65%	58%
Professional services and training	5%	10%			6%	11%

Total Revenues	100%	100%			100%	100%

Our revenues are derived from software license fees and services, which include software maintenance and support, consulting and training. The decrease in our license revenues was primarily due to unfavorable macro-economic conditions that continue to adversely impact the financial services industry; a key component of Actuate’s customer portfolio. We also experienced a similar deterioration in revenues attributed to our professional services business, which decreased during the third quarter of fiscal 2009 compared to the same period last year. This decrease was mainly due to a weak macro-economic environment which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products. Our maintenance and support revenues have also declined from the prior year quarter. This decrease is primarily driven by our European entities, where a one-time back maintenance billing in the third quarter of fiscal 2008 coupled with declines in license revenues have consequently resulted in a corresponding decrease in maintenance revenues.

Revenues outside of North America decreased by 31% from $8.7 million in the third quarter of fiscal year 2008 to approximately $6.0 million in the third quarter of fiscal year 2009. These international revenues represented 21% of our total revenues versus 26% in the same period last year. This decrease in international revenues as a percentage of total revenues in the third quarter of fiscal 2009 compared to the same period last year was primarily due to challenging macro-economic environments in Europe and Asia. Approximately $300,000 of the decrease in international revenues was due to the unfavorable impact of exchange rate fluctuations on revenue transactions denominated in foreign currencies.

For the first nine months of fiscal year 2009, the changes and the underlying reasons for those changes in the various components of our revenues were similar to those experienced during the quarter as noted above. Revenues outside of North America decreased by 32% from $28.2 million in the first nine months of fiscal year 2008 to approximately $19.2 million in the first nine months of fiscal year 2009. The international revenues represented 22% of our total revenues versus 29% in the same period last year. Approximately $1.8 million of the decrease in international revenues was due to the unfavorable impact of exchange rate fluctuations on revenue transactions denominated in foreign currencies.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
License Revenues
North America	$7,424	$8,201	$(777)	(10)%	$21,112	$21,735	$(623)	(3)%
Europe	1,028	1,486	(458)	(31)%	4,293	6,710	(2,417)	(36)%
Asia Pacific	168	334	(166)	(50)%	502	1,475	(973)	(66)%

Total License	$8,620	$10,021	$(1,401)	(14)%	$25,907	$29,920	$(4,013)	(13)%

% of total revenue	29%	30%			29%	31%

License fees. The 14% decrease in license revenues for the third quarter of fiscal year 2009 over the same period in the prior year was primarily due to weak macro economic conditions that continue to adversely impact the financial services industry; a key component of Actuate’s customer portfolio. We experienced most of this weakness in our international regions where software revenues declined by 34% or approximately $600,000 during the third quarter of 2009 when compared to the third quarter of fiscal 2008. During the third quarter of fiscal 2009, we closed 55 transactions in excess of $100,000 and two transactions in excess of $1.0 million. This compared to 60 transactions in excess of $100,000 and two transactions in excess of $1.0 million in the third quarter of fiscal 2008. One of these transactions accounted for over 10% of our total reported license revenues for the third quarter of fiscal 2009. The number of orders greater than $1.0 million has historically ranged from none to three per quarter. We do not expect to rely on any one customer for our future business.

The 13% decrease in license revenues for the nine months ended September 30, 2009 was primarily attributed to weak macro economic conditions in North America and Europe. As a result, our license sales declined by approximately $4.0 million over the same period last year.

The following table represents a breakdown of our service revenues by type of revenue (in thousands):

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Services Revenues
Maintenance and support	$19,340	$20,406	$(1,066)	(5)%	$56,889	$56,791	$98	—%
Professional services	1,391	3,254	(1,863)	(57)%	5,352	11,091	(5,739)	(52)%

Total Services	$20,731	$23,660	$(2,929)	(12)%	$62,241	$67,882	$(5,641)	(8)%

% of Services Revenue
Maintenance and support	93%	86%			91%	84%
Professional services	7%	14%			9%	16%

Total Services	100%	100%			100%	100%

Services. Services revenue is comprised of maintenance and support, professional services, and training. The 12% decrease in services revenues for the quarter versus the prior year was driven primarily by a 57% decrease in our professional services and consulting revenues. Our professional services revenues continue to decline mostly due to a weak macro-economic environment, which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers, which do not require professional service to the same extent as the Company’s traditional designer products.

By region, North America accounted for approximately 77% of the total services revenue in the third quarter of fiscal 2009 while the Europe and Asia Pacific regions accounted for 20% and 3% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 71% of the total services revenue while the Europe and Asia Pacific regions accounted for 26% and 3% of the total services revenues, respectively.

Services margins improved from 78% in the third quarter of fiscal year 2008, to 80% for the third quarter of fiscal year 2009. This improvement was mostly the result of the shift in product mix, which reflected a higher percentage of maintenance and support revenue in the third quarter of fiscal 2009 than in the third quarter of fiscal 2008. Maintenance and support typically carries a higher margin than professional services. Also, the lower professional services revenues resulted in cost reductions in our professional services group that were implemented in the second and the third quarters of fiscal 2008.

The 8% decrease in services revenues for the nine months ended September 30, 2009 was primarily attributed to a 52% decrease in our professional services revenues. This sharp decrease in revenues was mostly due to the macro-economic challenges that we faced starting in fiscal 2008 and have continued through fiscal 2009. Due to this challenging environment, as mentioned above, we believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers, which do not require professional service to the same extent as the Company’s traditional designer products. Our maintenance growth remained unchanged for the first nine months of fiscal 2009 compared to the same period last year.

By region, North America accounted for approximately 77% of the total services revenue in the first nine months of fiscal 2009 while the Europe and Asia Pacific regions accounted for 20% and 3% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 71% of the total services revenue while the Europe and Asia Pacific regions accounted for 26% and 3% of the total services revenues, respectively.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Services Revenues
North America	$15,906	$16,794	$(888)	(5)%	$47,800	$47,905	$(105)	—%
Europe	4,188	6,168	(1,980)	(32)%	12,468	17,929	(5,461)	(31)%
Asia Pacific	637	698	(61)	(9)%	1,973	2,048	(75)	(4)%

Total Services	$20,731	$23,660	$(2,929)	(12)%	$62,241	$67,882	$(5,641)	(8)%

% of total revenue	71%	70%			71%	69%

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Cost of license fees	$267	$350	$(83)	(24)%	$703	$1,066	$(363)	(34)%
% of license revenue	3%	3%			3%	4%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in cost of license fees in absolute dollars for the third quarter of fiscal year 2009 and the first nine months of fiscal 2009, compared to the corresponding periods in the prior year, was due primarily to the full amortization of purchased technologies in the third quarter of fiscal 2008 associated with our December 2005 purchase of third party source code. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 2% and 4% of revenues from license fees for the remainder of fiscal year 2009.

Cost of services

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Cost of services	$4,185	$5,299	$(1,114)	(21)%	$13,718	$17,861	$(4,143)	(23)%
% of services revenue	20%	22%			22%	26%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the third quarter of fiscal year 2009, compared to the corresponding period in the prior year, was primarily due to the decrease in consulting revenues as demand for Actuate’s professional services engagements continued to decrease during the quarter. In response to this decrease in services engagement opportunities, we reduced our cost structure during the second half of fiscal 2008 and continued these reductions throughout fiscal 2009. Consequently, we reduced our professional consulting headcount by approximately 31% or 15 employees from 48 at the end of third quarter of fiscal 2008 to 33 employees at end of the third quarter of fiscal 2009. As a result of these reductions, employee compensation and travel costs decreased by approximately $320,000 during the third quarter of this year. Third party consulting fees also decreased by approximately $260,000 in the third quarter of 2009 compared to the same period in the prior year. This was a direct result of an intentional reduction in the use of external contractors to staff engagements. Finally, during the third quarter of fiscal 2009 internal costs allocated to the services group decreased by approximately $430,000, primarily due to a 57% decrease in consulting revenues and reduced headcount in the services group.

For the nine months ended September 30, 2009, we experienced reductions in similar categories of costs as we did during the quarter. Compensation and employee travel related expenses decreased by approximately $1.1 million due to slowing revenues and reduced consulting headcount. Headcount dropped from 48 employees at the end of the third quarter of fiscal 2008 to 33 employees at the end of the third quarter of fiscal 2009. Reduced consulting engagements also impacted our third party consulting fees by approximately $1.4 million while internal costs allocated to the services group decreased by approximately $1.4 million due mainly to a 52% decrease in consulting revenues and decreases in sales related expenses.

We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 20% to 25% of total services revenues for the remainder of fiscal year 2009.

Sales and marketing

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Sales and marketing	$10,231	$13,168	$(2,937)	(22)%	$31,433	$39,982	$(8,549)	(21)%
% of total revenue	35%	39%			36%	41%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. The decrease in sales and marketing expenses for the third quarter of fiscal year 2009 was primarily due to reductions in employee related expenses. Salaries, sales commissions, and stock-based compensation and employee travel combined to account for $1.9 million of the decrease in third quarter 2009 expenses. These reductions were mostly due to the drop in license revenues, which translated into lower sales commissions. Our sales and marketing headcount also decreased by 3%, or 5 employees, from 159 at the end the third quarter of fiscal 2008 to 154 at the end of the third quarter of fiscal 2009. Recruiting and marketing programs decreased by approximately $1.1 million in the third quarter of 2009 as compared to the same period last year as we combined our International User Conference and our annual sales kick-off events into one. These reductions in cost were offset by the internal allocation of sales costs to our services department, which was lower in the third quarter of fiscal 2009 than in the prior year.

For the nine months ended September 30, 2009, we experienced reductions in similar categories of costs as we did during the quarter primarily due to reductions to our sales headcount and decreased license bookings, that resulted in decrease compensation, travel and related costs of $6.5 million. We also experienced reductions in corporate events and employee training related costs of approximately $600,000 compared to the corresponding period last year as we combined our International User Conference and our annual sales kick-off events into one. We did experience other cost reductions in many categories within sales and marketing. These reductions in cost were partially offset by a reduction in sales support cost that were internally allocated to our services department. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 37% to 40% of total revenues for the remainder of fiscal year 2009.

Research and development

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Research and development	$4,998	$5,459	$(461)	(8)%	$15,256	$16,860	$(1,604)	(10)%
% of total revenue	17%	16%			17%	17%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. The decrease in research and development expenses in the third quarter and the nine months of fiscal year 2009 was primarily attributed to employee compensation and related costs. Total worldwide research and development headcount decreased by 10 employees from 160 at the end the third quarter of fiscal 2008 to 150 at the end of the third quarter of fiscal 2009. Also, during fiscal 2008, we shifted headcount away from North America where employee costs are higher and into China, where employee costs are significantly lower. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 19% of total revenues for the remainder of fiscal year 2009.

General and administrative

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
General and administrative	$5,085	$5,053	$32	1%	$14,717	$14,457	$260	2%
% of total revenue	17%	15%			17%	15%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses for the third quarter of fiscal year 2009 was primarily due to approximately $900,000 increase in legal fees resulting from contract compliance matters pursued during the quarter. These increases were offset by lower employee compensation and related costs of $680,000 due to a 6% reduction in our administrative headcount. We also experienced a reduction in audit and professional advisory fees of approximately $160,000.

For the nine months ended September 30, 2009 the increase in general and administrative expenses was primarily due to increased legal fees of approximately $1.5 million and increased audit and tax advisory fees of approximately $170,000. The increase in audit fees were primarily due to the timing of the field work performed by our independent auditors resulting in higher number of hours charged during first nine months of fiscal 2009 compared to the same period last year while the increase in the legal fees were due mostly to contract compliance matters pursued during the year. These increases were partially offset by a reduction of approximately $970,000 in employee compensation, benefits and recruiting fees due to reduced headcount. We also benefited from a business tax refund of approximately $180,000 in China and reduction in bad debt charges of approximately $200,000 due to improved collections of our outstanding receivables during the year.

We expect our general and administrative expenses to be in the range of 17% to 18% of total revenues for the remainder of fiscal year 2009 as a result of legal fees associated with contract compliance matters.

Restructuring charges

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Restructuring charges	$129	$672	$(543)	(81)%	$240	$1,075	$(835)	(78)%
% of total revenue	—%	2%			—%	1%

Historically, restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. These restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

The restructuring costs for the third quarter of fiscal 2009 consist primarily of severance payments, payroll taxes and extended medical benefits directly resulting from a reduction in force. During the third quarter of fiscal 2009, we announced and began to implement restructuring actions that resulted in aggregate charges of $300,000. As of September 30, 2009, we eliminated 12 positions worldwide, across all levels within the sales organization as a result of this restructuring. During the third quarter of fiscal 2009 we also recorded a $143,000 reduction to our idle facilities reserves which included estimated sublease income for the Vienna, Virginia facility and true-ups of operating expenses associated with the South San Francisco facility. These charges were accounted for in accordance with Financial Accounting Standards associated with employee termination and facilities exit or disposal activities, which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

In addition to the charges incurred above, in the first half of fiscal 2009 we incurred $83,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries. We also incurred approximately $28,000 in additional charges related to prior facility closures in North America. These charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans.

Interest and other income, net

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Interest income and other income/(expense), net	$185	$549	$(364)	(66)%	$740	$1,950	$(1,210)	(62)%
Foreign exchange gain/(loss)	(590)	137	(727)	(530)%	(561)	(1,186)	625	(53)%

Total interest and other income, net	$(405)	$686	$(1,091)	(159)%	$179	$764	$(585)	(77)%
Interest expense	(347)	(3)	(344)	N/A	(1,057)	(3)	(1,054)	N/A

Interest income for the third quarter of fiscal 2009 decreased due to an overall decrease in interest rates and lower average cash balances. The rate of return on our investment portfolio dropped significantly in the third quarter of 2009. In addition to the decrease in the rate of return on our investments, our cash and investment balances decreased by approximately $11.0 million mostly due to the share buyback in the third quarter of 2009 which totaled $10.0 million and the tender offer that was completed in the fourth quarter of fiscal 2008, which was funded by $30.0 million in cash and an additional $30.0 million drawn under the Company’s credit facility.

During the third quarter and the nine months of fiscal 2009, we experienced foreign exchange losses due primarily to the devaluation of the British Pound, the Euro and the U.S. Dollar currency balances held by our Swiss subsidiary against the Swiss Franc. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations.

For the third quarter and the first nine months of fiscal year 2009, we recorded interest expense totaling approximately $277,000 and $848,000, respectively, on the utilized portion of our credit facility with Wells Fargo Financial (“WFF”), which was signed in the fourth quarter of fiscal 2008. During the third quarter and the first nine months of fiscal year 2009, we also recorded unused line fees and amortization of debt issuance costs of approximately $70,000, and $209,000, respectively.

Provision for income taxes

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2009	2008	Variance $’s	Variance %	2009	2008	Variance $’s	Variance %
Provision (benefit) for income taxes	$395	$1,021	$(626)	(61)%	$1,951	$(2,356)	$4,307	183%
% of total revenue	1%	3%			2%	(2)%

For the three months ended September 30, 2009, we recorded an income tax provision of approximately $395,000, as compared to an income tax provision of approximately $1.0 million for the same period of fiscal year 2008. The decrease in the income tax provision for the third quarter of fiscal year 2009 as compared to the third quarter of fiscal year 2008 is primarily due to the reversal of a reserve related to an uncertain tax position of approximately $965,000. Without this benefit the tax provision for the quarter would have been higher than the same period in 2008 due to higher domestic pretax net income.

For the nine months ended September 30, 2009, we recorded an income tax provision of $1.9 million as compared to an income tax benefit of $2.3 million for the same period of fiscal year 2008. The increase in the 2009 income tax provision is due to higher domestic pretax net income. The September 30, 2009 tax provision was also impacted by discrete items with a beneficial net impact of $1.6 million. A majority of this net benefit included adjustments in the third quarter for the reversal of a reserve related to an uncertain tax position and in the second quarter changes in judgment of whether certain foreign deferred tax assets would be realized. The tax benefit of $3.4 million recognized in the first quarter of fiscal 2008 was in relation to the deemed liquidation for U.S. income tax purposes of one of our subsidiaries.

During the three months ended September 30, 2009, the Company reduced its total unrecognized tax benefits by approximately $965,000 for foreign withholding taxes due to settlement of an intercompany item. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next twelve months.

Liquidity and Capital Resources

	As of September 30, 2009	As of December 31, 2008	Change $	Change %
Cash, cash equivalents and investments	$70,274	$58,441	$11,833	20%
Working capital	$49,587	$20,701	$28,886	140%
Note payable	$30,000	$30,000	$—	—%
Stockholders’ equity	$71,031	$55,664	$15,367	28%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commissions, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and debt service payments. Another source of cash is proceeds from the exercise of employee stock options and another use of cash is our stock repurchase program, which is discussed below.

Cash flows from operating activities:

Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license support agreements. Payments from customers for software license support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities. Net cash provided by operating activities decreased in the first nine months of fiscal 2009 compared to the same period last year primarily due to collection of a large one-time transaction with a customer who was out of compliance with its fiscal 2007 maintenance agreement and accordingly paid back maintenance in the first quarter of fiscal 2008. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date decreased by 14 days from 78 days at December 31, 2008 to 64 days at September 30, 2009. The decrease is primarily due to the volume of billings made in the last month of the quarter. Due mainly to seasonality, the billings made in December of 2008 were significantly higher than those made in September of 2009. This resulted in a higher accounts receivable balance at December 31, 2008 and consequently, a higher DSO.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Net cash used in investing activities was $9.4 million in the first nine months of fiscal 2009 compared to cash provided of $8.4 million for the same period last year. The increase in cash used primarily relates to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to stock repurchases and proceeds from stock option exercise activity. Net cash provided by financing activities was $258,000 in the first nine months of fiscal 2009 compared to $7.7 million used during the same period last year. This change was primarily due to lower stock repurchases, as we did not participate in any share buy back programs until the third quarter of fiscal 2009 during which we repurchased approximately 1.8 million shares of common stock in the open market for $10 million. During the same period last year we repurchase approximately 2.6 million shares of common stock in the open market for $12.7 million. These cash outflows during the nine months of fiscal 2009 were partially offset by increased proceeds from the exercise of employee stock options and corresponding tax benefits associated with such exercises.

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

Our capital expenditures for the past two years have primarily consisted of leasehold improvements related to our headquarter facility in San Mateo, California and software costs associated with our internal projects. We currently do not foresee material cash outlays associated with capital projects during the remainder of fiscal year 2009 and expect to see lowered cash payments associated with these activities.

In early November of 2008, we entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50.0 million. During the fourth quarter of fiscal year 2008, we used $30.0 million of our cash along with $30.0 million of funds available through this credit facility to complete a $60.0 million common stock buy back. As of September 30, 2009, we owed $30.0 million on the credit facility. There are no minimum pay-down requirements under the terms of this credit facility so long as the Company remains in compliance with the terms of the Credit Agreement. Readers should refer to Note 7 of these consolidated financial statements for additional information related to the Company’s revolving line of credit.

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

In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS its ARS portfolio at the $16.4 million par value, at any time during a two-year sale period beginning June 30, 2010. Readers should refer to Note 3 of these consolidated financial statements for additional information related to the Company’s ARS investments and the rights offering by UBS.

At September 30, 2009, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allows, which is currently expected to be June 30, 2010.

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of September 30, 2009, we held an aggregate of approximately $51 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $19.3 million in foreign accounts. Funds in foreign accounts are primarily generated from revenue outside North America and are used to fund oversea operations.

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

In November 2008, the Company entered into a four year revolving line of credit agreement (“Credit Agreement”) with Wells Fargo Foothill, LLC (“Wells Fargo”). The Credit Agreement was effective as of November 3, 2008 and allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but not to exceed 80% of the Company’s trailing four quarters of recurring maintenance revenue. Readers should refer to Note 7 of these consolidated financial statements for additional information related to the Company’s revolving line of credit.

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

In May 2001, Actuate issued a letter of credit in the amount of $1.6 million to secure the lease of one of its facilities in the South San Francisco location. The lease agreement stipulated that absent an event of default, Actuate had the right to annually reduce the amount of this letter of credit by approximately $229,000 over a seven year period beginning in May 2002. Accordingly, in May 2009, Actuate exercised its right under the terms of the lease agreement and reduced the final remaining balance of approximately $229,000 on this letter of credit. In prior periods, Actuate pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash remains classified as Other Assets in the accompanying Consolidated Balance Sheet, as of September 30, 2009.

The following table summarizes our contractual obligations as of September 30, 2009 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$14,681	$6,301	$6,873	$1,298	$209
Purchase obligations (2)	3,861	3,757	89	10	5
Interest and loan obligations (3)	3,729	1,061	2,293	375	—
Obligations for uncertain tax positions (4)	776	—	776	—	—

Total	$23,047	$11,119	$10,031	$1,683	$214

Contractual sublease proceeds	$2,711	$1,647	$1,064	$—	$—

(1)	Our future contractual obligations include minimum lease payments under operating leases at September 30, 2009. Of the remaining future minimum lease payments, approximately $5.4 million is included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of September 30, 2009. Contractual sublease proceeds associated with these minimum lease payments total approximately $2.7 million and are also included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of September 30, 2009.
(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of September 30, 2009. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(3)	Estimated interest and commitment fees related to the revolving line of Credit Agreement with Wells Fargo Foothill.
(4)	Represents the tax liability associated with uncertain tax positions. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 11 of our Notes to Consolidated Financial Statements of our Form 10-K for fiscal year 2008 filed with the SEC on March 12, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first nine months of fiscal years 2009 and 2008 we derived 22% and 29%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these transactions with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized losses due to foreign exchange rate fluctuations was approximately $561,000 for the first nine months of fiscal 2009 compared to losses of approximately $1.2 million during the same period last year. During the first nine months of fiscal 2009, exchange rate fluctuations on foreign revenue transactions negatively impacted our total revenue growth by approximately $1.8 million when compared to the same period in the prior year.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities, other than our ARS investments, which have recently become illiquid (additional information regarding our ARS investment portfolio is detailed in Note 3 to the Consolidated Financial Statements for the period ended September 30, 2009). Due to the nature of our investments, we believe that there is limited interest rate risk exposure.

We also have a $30.0 million loan with Wells Fargo Foothill which we used to partially fund our tender offer in 2008. We performed a sensitivity analysis on the outstanding portion of this loan as of September 30, 2009. The analysis is based on an estimate of the hypothetical changes in annual interest expense that would result from an immediate increase/decrease in interest rates.

The analysis is shown as of September 30, 2009:

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

Our investments portfolio includes ARS. Until fiscal 2008, the auction rate securities market was highly liquid. During fiscal year 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue of the securities that holders desired to sell at auction. Additional information regarding our ARS investment portfolio is detailed in Note 3 to the Consolidated Financial Statements for the period ended September 30, 2009.

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

Changes in Internal Controls

There were no changes in Actuate’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, Actuate’s internal control over financial reporting.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 22%, 29% and 27% for the nine months of fiscal years 2009, 2008 and 2007, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2009. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 31%, 32%, and 29% of total revenues from license fees for the nine months of fiscal years 2009, 2008 and 2007, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

As of September 30, 2009, the Company had approximately $16.4 million in ARS at par value. Since February 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.

In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS $16.4 million of its ARS portfolio at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company is permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. At September 30, 2009 the Company has valued the Put Option at the present value of the difference between the fair market value and the par value of the ARS.

        At September 30, 2009, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allows, which is currently expected to be June 30, 2010. In prior quarters, the ARS were classified as long-term investments because of the Company’s inability to determine when its investments in the ARS would settle, and the fact that the exercisability date of the Put Option exceeded 365 days.

The Company has no reason to believe that any of the underlying issuers of its ARS are presently at risk of default. Through September 30, 2009, the Company has continued to receive interest payments on the ARS in accordance with their terms. Currently, interest is being earned at the maximum contractual rate, which may not exceed the one year trailing average rate on the three month Treasury Bill plus 120 basis points. The Company believes that it will ultimately be able to liquidate its ARS related investments without significant loss primarily due to the collateral securing the ARS and the legal settlement it has entered into with UBS. However, it could take until final maturity of the ARS (up to 38 years) to realize the investments’ par value.

If we need to access the funds associated with ARS but are unable to do so, our operations and financial position could be materially harmed.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE REQUIREMENTS.

On November 2, 2008, Actuate entered into a four year revolving line of Credit Agreement with Wells Fargo Foothill, LLC (“Wells Fargo”) as the arranger, administrative agent and lender (the “Credit Agreement”). The Credit Agreement was effective as of November 3, 2008. The Company used $30.0 million of the proceeds from the Credit Agreement in the tender offer it completed in December 2008 and for working capital, issuance of commercial and standby letters of credit, capital expenditures and other general corporate purposes. At September 30, 2009, our outstanding debt under the Credit Agreement was $30 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended September 30, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
July 1, 2009 through July 31, 2009	122,800	$5.39	122,800	—
Month #2
August 1, 2009 through August 31, 2009	1,641,393	$5.71	1,641,393	—
Month #3
September 1, 2009 through September 30, 2009	—		—	—

Total	1,764,193	$5.69	1,764,193	—

(1)	On July 22, 2009, the Board of Directors approved an on-going extension of the Company’s stock repurchase program, which was originally announced in September 2001 and has been extended from time to time. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock of up to an aggregate of $10.0 million per quarter. The Company intends to fund this program with existing cash and cash equivalents. The timing and amount of any repurchases will be determined by our management based on their evaluation of market conditions, regulatory considerations and other factors.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation
(Registrant)

Dated: November 6, 2009	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President,
Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)