Form 10-K
period 2009-12-31
ACTUATE CORP
filed 2010-03-10
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes  ☐                No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $158,230,478 based on the closing sale price as reported on The Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2010

Common Stock, $0.001 par value	45,228,582

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2009.

Annual Report on Form 10-K

for the fiscal year ended December 31, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K under “Business,” “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements include statements regarding Actuate’s expectations, beliefs or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements contained in this Report on Form 10-K after the date hereof or to conform such statements to actual results. Readers are cautioned not to place undue reliance on forward-looking statements and should carefully review the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein and the risk factors described in other documents Actuate files from time to time with the Securities and Exchange Commission, including current reports on Form 8-K and quarterly reports on Form 10-Q filed by Actuate during 2009.

PART I

ITEM 1.	BUSINESS

Actuate Corporation (“we”, “Actuate” or the “Company”) was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate provides software and services to develop and deploy Rich Information Applications. These Rich Information Applications deliver rich, interactive content that improves customer satisfaction/loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens, with content that they can easily understand, access and manipulate to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Actuate’s goal is to ensure that all end users can seamlessly incorporate decision-making information in their day-to-day activities, opening up completely new avenues for improving corporate performance.

Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.org and www.birt-exchange.com. The information posted on our Web sites is not incorporated into this Annual Report.

Actuate Executive Officers

Actuate’s executive officers as of February 4, 2010 are as follows:

Name	Offices
Nicolas C. Nierenberg	Chairman of the Board and Chief Architect
Peter I. Cittadini	Director, President and Chief Executive Officer
Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer
Mark A. Coggins	Senior Vice President, Engineering
N. Nobby Akiha	Senior Vice President, Marketing
Thomas E. McKeever	Senior Vice President, General Counsel and, Corporate Development and Secretary
Bernard M. Skomra	Senior Vice President, Global Operations

Nicolas C. Nierenberg, 53, has been Chairman of the Board of Directors since he co-founded Actuate in November 1993 and became our Chief Architect in August 2000. Mr. Nierenberg was also Chief Executive Officer of Actuate from November 1993 until August 2000 and President from November 1993 until October 1998. Prior to founding Actuate, from April 1993 to November 1993, Mr. Nierenberg worked as a consultant for Accel Partners, a venture capital firm, evaluating investment opportunities in the enterprise software market. Mr. Nierenberg co-founded Unify Corporation, which develops and markets relational database development tools. Mr. Nierenberg held a number of positions at Unify including, Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Engineering and Chief Technical Officer. Mr. Nierenberg is currently a director for privately held companies AwarePoint Corporation, Apatana, Inc., and Photoleap, Inc.

Peter I. Cittadini, 54, has been Chief Executive Officer of Actuate since August 2000 and has been the President of Actuate since October 1998. Mr. Cittadini was also Actuate’s Chief Operating Officer from October 1998 until August 2000 and served as Actuate’s Executive Vice President from January 1995 to October 1998. From 1992 to 1995, Mr. Cittadini held a number of positions at Interleaf, Inc., an enterprise software publishing company, including Senior Vice President of Worldwide Operations responsible for worldwide sales, marketing, customer support and services. From 1985 to 1991, Mr. Cittadini held a number of positions at Oracle Corporation, including Vice President, Northeast Division.

Daniel A. Gaudreau, 62, has been Senior Vice President, Operations and Chief Financial Officer since January 1999 and served as Vice President, Finance and Administration and Chief Financial Officer from February 1997 to January 1999. From January 1994 to February 1997, Mr. Gaudreau served as Vice President, Finance and Chief Financial Officer of Plantronics, Inc., a publicly traded telephone headset manufacturing company, where he was responsible for all financial and administrative operations. From January 1990 to January 1994, Mr. Gaudreau was Vice President, Finance and Chief Financial Officer at Ready Systems, an operating systems software company. Prior to that, Mr. Gaudreau spent two years at Apple Computer as the Controller of Fremont Manufacturing Operations, prior to which he spent 18 years at General Electric where he held various financial management positions.

Mark A. Coggins, 52, has been Senior Vice President, Engineering since October 2003. From May 2001 to April 2003, Mr. Coggins was Vice President, Engineering at Verisign, a publicly traded security software company. From January 1999 to April 2001, Mr. Coggins was Vice President, Products at ShortCycles, a CRM software company. Prior to that, Mr. Coggins held positions in engineering and marketing management at Netscape Communications, Interactive Development Environments and Hewlett Packard.

N. Nobby Akiha, 52, has been Senior Vice President, Marketing since June 2006 and served as Vice President of Marketing from August 2000. From August 1994 to July 2000, Mr. Akiha was Vice President, Marketing and Business Development at Inference Corporation. From October 1993 to July 1994, Mr. Akiha was a Senior Consultant at Regis McKenna, Inc. Prior to that, Mr. Akiha was Director of Marketing Communications at Interactive Development Environments and a Group Product Manager at Oracle Corporation.

Thomas E. McKeever, 42, has been Senior Vice President, General Counsel, Corporate Development and Secretary since January 2009 and served as General Counsel, Vice President Corporate Development and Secretary since May 2006. Mr. McKeever was formerly with Sun Microsystems, Inc., was an associate in several law firms in the San Francisco Bay Area and served as a law clerk to the Honorable Lawrence T. Lydick of the United States District Court for the Central District of California (Orange County).

Bernard Skomra, 48, has been Senior Vice President, Global Operations since January 2010 and served as Vice President and General Manager, Customer Service Group from December 2007 to December 2009. From April 2006 to November 2007, Mr. Skomra was the Senior Vice President of World Wide Field Operations at BigFix, Inc. Prior to BigFix, Inc., Mr. Skomra was the Chief Executive Officer, President and Founder of Apacheta Corporation from 2002 to 2006, and was the Vice President of North American Field Operations at Portal Software from April 1997 to February 2001. Prior to 1997, Mr. Skomra held sales and general management positions at Oracle, IBM and General Electric.

Industry Background

The emergence and acceptance of, as well as the dependence on, the Internet have fundamentally changed the way that consumers and businesses communicate, obtain information, purchase goods and transact business. Through the frequent and widespread usage of the Internet and more recently the emergence of Rich Internet Applications, users have developed a heightened set of expectations for accessing relevant, timely and dynamic information to increase their effectiveness at work.

In parallel to higher end-user expectations for business applications, organizations have been striving to improve corporate performance. A common strategy for improving performance has been to better leverage the information captured by applications that have been implemented to manage business process such as sales, marketing, service, finance, manufacturing, distribution and human resources. Organizations have been seeking to use the captured data to make informed decisions regarding both day-to-day operations and high-level strategies. These efforts have been largely unsuccessful due to the hard-to-use nature of traditional Business Intelligence tools used to access and analyze this data. Because these tools demand that users invest time and effort in learning new interfaces and acquiring new skills, user adoption has been low, and as a consequence, use of decision-making information throughout the organization has been limited.

In order to achieve 100% user adoption of decision-making information, and reap the resulting benefits in corporate performance, organizations are turning to developing and deploying Rich Information Applications. These applications eliminate the traditional obstacles to user adoption by providing decision-making information through intuitive, Web portal-like interfaces within a context of business processes that satisfy new user expectations for information accessibility and relevance. Rich Information Applications can also extend the usage of information outside the firewall to customers and partners.

Rich Information Applications built using Actuate have the added advantage of being based on BIRT, an Eclipse open source project founded by and co-led by Actuate in 2004. BIRT has been downloaded more than 6.5 million times and has a global developer following in the hundreds of thousands. Familiarity with BIRT within Actuate’s target market is an added advantage to ensure that developer resources are plentiful in deploying Rich Information Applications and that BIRT is the chosen as a customizable, community driven foundation to keep up with the evolving user experience demanded by such applications.

The Actuate Solution

Actuate offers a portfolio of products to develop and deploy Rich Information Applications that deliver rich interactive content. The Actuate product line assures that 100% of users inside and outside the firewall can gain value from all enterprise information assets. A variety of intuitive, personalized and easy to use Rich Information Applications present data integrated from all relevant sources. Flexible deployment options can support all projects, no matter how small or large.

Business Intelligence and Reporting:    Actuate provides a complete suite of Business Intelligence and Reporting products that provide interactive web reports, brochure-quality reporting, business analytics, and spreadsheet reporting. These capabilities are delivered within an easy-to-use integrated Rich Information Application experience to maximize user adoption.

Our Actuate Business Intelligence and Reporting product line provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical Rich Information Applications that deliver rich interactive content. Such applications retrieve business information from corporate databases and deliver it as interactive Web pages, Excel spreadsheets, and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy Rich Information Applications across a range of business functions including financial management, sales management, account management, and customer self-service. Actuate is a comprehensive platform that can be seamlessly integrated into any enterprise IT infrastructure and consists of a highly scalable and reliable server and a robust development environment for building Rich Information Applications of any scale. Actuate’s powerful development and deployment architecture allows developers to create content from virtually any data source and present it in virtually any format required by users.

Performance Management:    The Actuate BIRT Performance Scorecard products engage the entire organization in improving performance from Metrics Management, which provides management visibility into key measures of performance, to Root Cause Analysis, which enables user to make informed decisions to take action to address the problem at its root cause.

Actuate BIRT Performance Scorecard (formerly Actuate Performancesoft Views) has been designed specifically to address real-life Performance Management situations. With a simple-to-use web interface, users across the enterprise can access relevant Performance Management information to help them make the right decisions. Actuate BIRT Performance Scorecard greatly simplifies the dissemination and analysis of Performance Management information by offering users interactive, intuitive reports that drill directly from any measure in their scorecard to the operational detail that explains that measure’s status. In 2008, Actuate extended the BIRT Performance Scorecard application as a Software-as-a-Service (SaaS) offering called OnPerformance.

The combination of Actuate’s Performance Management applications and its Rich Information Application-ready platform provides capabilities for distributing accountability throughout the enterprise. Our customers are now able to quickly build and deploy rich, intuitive and easy to use Performance Management applications. These applications offer managers at all levels the ability to drill-through from executive level information to real-time operational details, resulting in heightened management effectiveness and breakthrough corporate performance throughout the enterprise.

Actuate BIRT and BIRT Spreadsheet:    Actuate BIRT is based on the Eclipse Open Source Business Intelligence Reporting and Tools (“BIRT”) project, founded and co-led by Actuate. Actuate BIRT provides indemnification, supports Actuate 10 and can leverage all the Actuate deployment options—embedded in applications or deployed in workgroups or enterprise-wide. Actuate BIRT Spreadsheet products are Excel-based and deliver Excel-like reporting, formatting and calculation functionality within Java applications. Actuate BIRT Spreadsheet products can also leverage all the Actuate deployment options—embedded in applications or deployed in workgroups or enterprise-wide.

Strategy

Our goal is to be the leader in delivering Rich Information Applications by increasing the richness, interactivity and effectiveness of enterprise information, for everyone, everywhere. Actuate delivers the next generation Rich Information Application-ready platform for both customer and employee-facing applications. The Actuate platform boasts unmatched scalability, high-performance, reliability and security. Its proven Rich Information Application capabilities and highly collaborative development architecture are backed by the world’s largest open source business application developer community, grounded in BIRT, the Eclipse Foundation’s only top level Business Intelligence and reporting project. Key elements of our strategy include:

Expand Market Leadership Position through Strategic Relationships.    We believe that we have established a leading position in the market for Rich Information Applications. To accelerate the adoption of the Actuate portfolio of products, we have established strategic relationships with leading software application vendors, systems integrators, consulting firms, specialized Performance Management consultants and development partners. We intend to further develop our existing strategic relationships and enter into new partnerships to expand our market presence and leadership.

Extend Technology Leadership.    Since inception, we have focused our research and development efforts on developing core technologies that address the requirements of developing and deploying Rich Information Applications in the areas of Business Intelligence and Performance Management. Our products integrate a number of advanced technologies, including a patented method of providing page level security in a report, LDAP integration, advanced viewing technology incorporating Java, PDF, DHTML, Unicode, XML, AJAX, Flash and Web services, a patented method of storing report objects, a multi-tier architecture, Web access and delivery technology, EII data access technology, patent-pending spreadsheet technology and intuitive Performance Management interfaces such as Briefing Books. In addition, we have in the past rapidly incorporated new technology into our product offerings. We believe that we provide a leading Rich Information Application-ready platform technology and we intend to extend this leadership position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies when and if appropriate.

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

Focus on Key Application Areas.    Our technology is uniquely suited to meet customer requirements for Rich Information Applications for specific business functions such as financial management, customer self-service, sales management, account management, workforce management and Performance Management. We intend to continue to focus on these areas within our sales and marketing functions as well as provide more complete customer solutions through targeted partnering and technology development.

Leverage Professional Services Capabilities.    We have established successful relationships with our customers by serving as an advisor in developing and deploying Rich Information Applications. We are extending our direct Professional Services capabilities to provide an expanded set of services to address areas such as application development strategy, project management, security integration and application design. In addition, we offer similar high-quality Professional Services capabilities through third-party alliances and are currently focused on the development of relationships with global and national systems integrators. By offering our clients a full range of Professional Services on a global basis, we believe that we can broaden market awareness about the advantages of our platform and create opportunities to sell new or additional products to clients.

International Presence.    Outside North America, we have established subsidiaries in a number of countries and have reseller relationships throughout Europe, Middle East and Asia/Pacific region. We have localized versions of our products in French, German, Spanish, and Japanese and we also support Chinese, Korean, and right-to-left reporting. We intend to grow our international operations by expanding our indirect distribution channels worldwide and by continuing the localization of our products in selected markets. International sales accounted for 23%, 28%, and 27% of our total revenues in 2009, 2008, and 2007, respectively.

Leverage Open Source.    We are building a growing community of developers that have adopted the open source Eclipse BIRT project. We offer a number of value added commercial products and services that build on the open source BIRT project offering to increase the interactivity, security, scalability and reliability of Rich Information Applications and we intend to offer additional commercial products and services in the future.

Products and Technology

Actuate 10 is a unified software platform for developing and deploying Rich Information Applications that deliver rich interactive content. These applications can provide decision-making information with the simplicity, consistency, and relevance necessary for adoption by 100% of users, both inside and outside the firewall.

The Actuate BIRT Performance Scorecard suite of products is a set of Rich Information Applications that helps high-performing organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution.

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

Actuate 10 extends Eclipse BIRT to deliver rich, highly interactive enterprise and customer-facing information applications. Organizations that want to present structured data as Rich Information Applications using BIRT as a foundation can now use the Actuate 10 value added product line to:

•	Build any information rich interactive content using BIRT: including Flash-based content, dashboards and dynamic statements for any interface.

•	Deploy BIRT to satisfy any scope: leveraging Actuate’s industry leading performance, scale, reliability and security capabilities.

•	Develop BIRT content efficiently: using a developer-centric design environment and open APIs to satisfy any content requirement.

The release of Actuate 10 built on the Company’s strategy to ensure the low cost, efficient commercial deployment of Rich Information Applications by:

•	Lowering costs associated with application development, maintenance and deployment by tapping into the skill sets and shared resources of a large and growing community of Eclipse developers.

•	Increasing developer productivity, by promoting interoperability and standards-based development to allow BIRT to fit seamlessly and effortlessly within any environment.

•

Meeting continuously evolving user requirements by encouraging participation across the user base from developers to everyday consumers to refine their own information presentation through a variety of interactive and engaging interfaces.

In the case of direct sales to end user customers, our products have been typically priced on a per CPU basis or a per named user basis pricing. Our development products are typically priced on a per named user basis. Indirect sales are usually either fixed price, unlimited usage arrangements, or arrangements where royalties are paid based on sell through to end-users.

Actuate Products	Product Description
Actuate BIRT iServer Enterprise	Scalable information server for generating, managing, and securely delivering reporting and analytic content that is adopted by 100% of an organization’s users.

Actuate BIRT iServer Express	High-end report server in a single-server, single-project configuration that provides BIRT and BIRT Spreadsheet reports generation and delivery to multiple users—securely and on a schedule—and paves the path for an easy and secure upgrade to the iServer Enterprise.

Actuate BIRT for iServer and iServer Express	Enables professional application developers and report developers to build dynamic, interactive enterprise reports ready for deployment to end users and create composite report design templates for Actuate BIRT Studio.

Actuate BIRT Interactive Viewer for iServer and iServer Express	AJAX-powered interactivity that enables every type of user to think beyond the current structure of the report and personalize it into his or her own perspective. Users have the flexibility to modify report views, reducing the number of reports that need to be created.

Actuate Query for iServer	Web-based query tool for end-users of all levels of computing sophistication.

Actuate Products	Product Description
Actuate Analytics for iServer	Server option that provides Web-based Online Analytical Processing (OLAP) capabilities to power users, business analysts, and management.

Actuate BIRT Information Integration for iServer and iServer Express	Server option licenses Information Objects deployed on the server to combine data from two or more disparate data sources.

Actuate e.Report for iServer	Server option for generating enterprise reports for employees, customers, and business partners in browser-based Web formats.

Actuate BIRT Spreadsheet for iSrever and iServer Express	Server option for generating, managing, and distributing critical business information over the Internet in easy-to-use and intuitive desktop spreadsheets.

Actuate BIRT SmartSheet Security for iServer and iServer Express	BIRT SmartSheets cache both data and design in the iServer. When requested, SmartSheets constructs a personalized workbook for each user by dynamically assembling the workbook as requested, which allows SmartSheets to combine both cached and real-time data, at that moment.

Actuate e.Analysis for iServer	Server option that delivers to users browser-based, interactive analysis of report data without requiring any configuration or warehousing of application data.

Actuate BIRT and e.Reports Page Level Security for iServer and iServer Express	This server option allows users to view reports using page-level security.

Actuate Analytics Cube Designer	Enables IT to control access to the data and define the structure of each cube delivered by the Actuate iServer. Additionally, enables IT to blend Analytics seamlessly into existing Enterprise Reporting applications and provide a branded, personalized end-user experience that requires almost no training.

Actuate e.Report Designer Professional	Provides a comprehensive, object-oriented environment for professional developers to create tightly integrated, highly flexible enterprise reports for any Web-enabled application.

Actuate e.Report Designer	Wizard-driven development tool that enables Web developers to rapidly publish database information to the Web in the form of embedded, actionable reports.

Actuate BIRT Spreadsheet Designer	Development environment for creating flexible and customizable Excel-based spreadsheet reports.

Actuate BIRT Information Designer	Development environment that enables professional developers to create controlled views of enterprise data for end-user querying. Additionally, enables the creation of Information Objects that pull and integrate real-time data from any number of heterogeneous data sources.

Actuate BIRT Designer	A plug-in for the Open Source Eclipse IDE that offers an HTML page-oriented design metaphor (similar HTML editors) to build reports that are intuitive to create and integrate easily into web applications.

Actuate BIRT Designer Professional	A Rich Client Platform (RCP) version of Actuate BIRT Designer that offers a simplified interface without a need for the additional perspectives available in the standard Eclipse platform.

Actuate BIRT Studio for iServer Express	A web-based ad-hoc report authoring tool for workgroup deployments. BIRT Studio for iServer Express is ideal for mid-sized Business Intelligence projects who seek the benefits of collaborative reporting in a single server environment.

Actuate Products	Product Description
Actuate BIRT Studio for iServer	An enterprise ad-hoc web reporting environment. BIRT Studio for iServer harnesses the power of the Actuate iServer for access to Information Object metadata, report storage and scheduling, and scalability. BIRT Studio for iServer is an integral member of the collaborative reporting architecture, allowing power users to participate in report definition and evolution alongside IT, using the Actuate BIRT Designers, and end-users with Interactive Viewing.

Actuate BIRT Spreadsheet Engine	Provides an API-driven component that Java developers use to embed Excel reporting functionality into projects deployed from J2EE application and Web servers.

Actuate BIRT Engine	100% pure Java tool for extracting, formatting, and delivering data from a variety of data sources including Java objects inside applications, databases, Enterprise JavaBeans, and text files.

Formula One Active X component	Provides an API-driven, Excel-compatible spreadsheet component for building Windows applications in visual development environments such as Visual Basic and Visual C++.

The Actuate BIRT Performance Scorecard suite of products helps high-performing organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution. In 2008, Actuate extended the BIRT Performance Scorecard application as a Software-as-a-Service (SaaS) offering called OnPerformance.

The following table sets forth the products that comprise the Actuate Performancesoft Suite.

Actuate Products	Product Description
Actuate BIRT Performance Scorecard	A Performance Management application made up of three modules: Briefing Books, Performance Views and Performance Strategy Maps.

Actuate OnPerformance	Actuate OnPerformance is cost effective Software-as-a-Service (SaaS) solution that securely provides relevant Key Performance Indicators (KPIs) to managers who can positively impact performance. The easy-to-use, web-based solution provides a flexible system to address specific methodologies such as Balanced Scorecard, Malcolm Baldrige, as well as operational Performance Management initiatives. At the same time, OnPerformance helps to control the costs typically associated with traditional Corporate Performance Management deployments.

Eclipse Business Intelligence and Reporting Tools Project

In August 2004, Actuate joined the Eclipse Foundation, a community committed to the implementation of a universal platform for tools integration, as strategic developer and board member. Actuate proposed the BIRT project to the Eclipse open-source community for review at the same time. The Eclipse Foundation approved the project in September 2004. Actuate is leading the development of BIRT, which culminated in the industry’s first open Business Intelligence and Reporting platform in June 2005. The second version of BIRT was released in June 2006 followed by the third version in June 2007, the fourth version of BIRT in June of 2008 and the fifth version of BIRT in June 2009. The next major version of BIRT from the Eclipse Foundation is planned for June of 2010.

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

Marketing

Our marketing organization is focused on generating leads, building market awareness and promoting acceptance of our Company and our products, as well as on developing strategic marketing, technology and other relationships. We have a comprehensive marketing strategy with several key components: image, awareness and credibility building, direct marketing to both prospective and existing customers, a strong Web presence, comprehensive sales support materials as well as broad-scale marketing programs in conjunction with key partners. Our corporate marketing strategy includes online advertising, search engine optimization, public relations activities, trade shows and user group meetings. We also engage in programs to work closely with industry analysts and other influential third parties. Our direct marketing activities include extensive Web-based marketing campaigns, participation in selected trade shows and conferences and targeted ongoing email efforts to existing and prospective customers. We also offer seminars, both in-person and over the Web, to educate prospective customers about our Rich Information Applications built with our industry leading platform. Finally, we have invested in building a partner and channel marketing function to conduct cooperative marketing programs with our partners.

Professional Services

Our Professional Services organization provides high value consulting services to customers developing and deploying Rich Information Applications with our products. These services include application development strategy, project management, security integration and application design. We also actively recruit and train third party consulting firms to provide consulting services for our products. Due to the critical nature of Rich Information Applications built with our industry leading platform, we believe that our Professional Services group and relationships with our consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy Actuate-based applications. In addition, we offer, directly and through our network of certified training partners, classes and training programs for our products.

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

We have development centers located in San Mateo, California, Overland Park, Kansas, Shanghai, China and Toronto, Canada. Research and development expenses were $20.3 million, $22.0 million, and $21.8 million in fiscal years 2009, 2008, and 2007, respectively. We intend to continue to invest in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend on our ability to create products that directly address our customers’ needs, are of high quality, and leverage the latest technological innovations. These products must also support current and future releases of popular operating systems platforms, development languages, databases, Internet standards, and enterprise software applications. We intend to maintain and improve our current product line and to timely develop or acquire new products. Our ability to achieve future revenue growth will depend in large part on the market acceptance of our current and future products.

Competition

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and new product releases by our competitors that are marketed to compete directly with our products. Our competition comes in four principal forms:

•

Competition from current or future Business Intelligence software vendors such as IBM (acquired Cognos), Information Builders, MicroStrategy and SAP (Acquired Business Objects) which offer Business Intelligence, Reporting and Performance Management products;

•	Competition from other large software vendors such as Microsoft and Oracle, to the extent that these vendors now or in the future, include reporting functionality with their applications or databases;

•

Competition from the IT departments of current or potential customers that may develop scalable Business Intelligence, Performance Management and Rich Internet Application products internally, which may be cheaper and more customized than the Company’s products.

•	Competition from BIRT. The Company expects that BIRT, which is free, may in the short term cannibalize some smaller sales of its Business Intelligence and Rich Information Application products.

Most of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing Rich Information Applications or significantly increase the functionality of their existing reporting software products. We expect additional competition as other established and emerging companies enter the Rich Internet Applications market and new products and technologies are introduced.

Intellectual Property Rights

We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to shrink/click-wrap or signed license agreements that impose certain restrictions on licensees’ ability to utilize the software. In addition, we take precautions to avoid disclosure of our intellectual property. These precautions include requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We seek to protect our software, documentation, and other written materials under trade secret patent, copyright and trademark laws, which afford only limited protection. We also have a small number of issued and pending U.S. patents expiring at varying times ranging from 2015 to 2024. The expiration of any such patents would not have a material effect on our business.

Employees

As of December 31, 2009, we had 497 full-time employees, including 148 in sales and marketing, 148 in research and development, 101 in services and support, and 100 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage. We believe our employee relations are good. We also believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel and, in particular, executive officers.

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

Financial Information about Segments and Geographic Areas

We have one reporting segment (see note 1 to our consolidated financial statements). For the years ended December 31, 2009, 2008 and 2007, refer to our consolidated financial statements for our revenues, profit and total assets and financial information about the geographic areas in which we are engaged in business.

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

•

Customers’ desire to consolidate their purchases of Rich Internet Applications, Performance Management and Business Intelligence software to one or a very small number of vendors from which a customer has already purchased software;

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

THE COMPANY HAS MADE, AND MAY IN THE FUTURE MAKE, ACQUISITIONS, WHICH INVOLVE NUMEROUS RISKS.

The Company’s business is highly competitive, and as such, its growth is dependent upon market growth and its ability to enhance its existing products, introduce new products on a timely basis and expand its distribution channels and professional services organization. One of the ways the Company has addressed and will continue to address these issues is through acquisitions of other companies. On February 1, 2010, the Company completed a tender offer for Xenos Group Inc. (“Xenos”).

Generally, acquisitions (including that of Xenos) involve numerous risks, including the following:

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

•

Difficulties in retaining key relationships with customers, partners and suppliers of the acquired company—specifically in the case of Xenos the loss of recurring revenue from multiple subsidiaries of one large multi-national organization or the ability to sell and support certain third party software.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that the Company’s current or future products infringe their intellectual property rights. The Company has been subject to infringement claims in the past and it expects that companies in the Business Intelligence, Rich Internet Applications or Performance Management software market will increasingly be subject to infringement claims as the number of products and/or competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in significant litigation and other expenses, divert management’s attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of product infringement against the Company and its failure or inability to license the infringed or similar technology could materially harm the Company’s business, operating results and financial condition.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 23%, 28% and 27% for fiscal years 2009, 2008 and 2007, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2010. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 26%, 32%, and 28% of total revenues from license fees for fiscal years 2009, 2008 and 2007, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. Xenos Group’s business in the United Kingdom relies on the sale and support of third party software as a significant component of its business. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

•

Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell as separate products or include Rich Internet Applications and Performance Management functionality with their applications or databases;

•

Competition from other software vendors and software development tool vendors including providers of open-source software products that may develop scalable Business Intelligence, Performance Management and Rich Internet Applications products;

•

Competition from the IT departments of current or potential customers that may develop scalable Business Intelligence, Performance Management and Rich Internet Applications products internally, which may be cheaper and more customized than the Company’s products; and

•	Competition from BIRT. The Company expects that BIRT, which is free, may in the short term cannibalize some smaller sales of its Business Intelligence and Rich Internet Applications products.

Most of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources than it does. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing Business Intelligence, Performance Management and Rich Internet Applications software products or significantly increase the functionality of their existing software products, either of which could result in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter the Business Intelligence, Performance Management and Rich Internet Applications software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm the Company’s business, operating results and financial condition.

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

IF THE MARKET FOR BUSINESS INTELLIGENCE, RICH INTERNET APPLICATIONS AND PERFORMANCE MANAGEMENT SOFTWARE DOES NOT GROW AS THE COMPANY EXPECTS, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company cannot be certain that the market for Business Intelligence and Rich Internet Applications and Performance Management software products will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for Business Intelligence and Rich Internet Applications and Performance Management software products declines, fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its Business Intelligence and Rich Internet Applications and software and Performance Management related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about Business Intelligence and Rich Internet Applications and Performance Management software and its products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be materially harmed.

BECAUSE THE SALES CYCLES OF THE COMPANY’S PRODUCTS ARE LENGTHY AND VARIABLE, ITS QUARTERLY RESULTS MAY FLUCTUATE.

The purchase of the Company’s products by its end-user customers for deployment within the customer’s organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond the Company’s control. These delays can arise from a customer’s internal procedures to approve large capital expenditures, budgetary constraints, the testing and acceptance of new technologies that affect key operations and general economic and political events. The sales cycle for initial orders and larger follow-on orders for the Company’s products can be lengthy and variable. Additionally, sales cycles for sales of the Company’s products to OEMs tend to be longer, ranging from 6 to 24 months or more, and may involve convincing the OEMs’ entire organization that the Company’s products are the appropriate software for their applications. This time period does not include the sales and implementation cycles of such OEMs’ own products, which can be longer than the Company’s sales and implementation cycles. Certain of the Company’s customers have in the past, or may in the future, experience difficulty completing the initial implementation of the Company’s products. Any difficulties or delays in the initial implementation by the Company’s end-user customers or indirect channel partners could cause such customers or partners to reject the Company’s software or lead to the delay or non-receipt of future orders for the large-scale deployment of its products, in which case the Company’s business, operating results and financial condition would be materially harmed.

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

THE RENEWAL OF MAINTENANCE REVENUE ON OUR OLDER SOFTWARE SALES MAY DECLINE

The Company has historically experienced a high maintenance retention rate across its various product lines. As certain of the Company’s products age, these retention rates may not be sustained unless the Company is successful in providing its customers with more advanced functionality and the levels of support that they require.

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

As a result of the complexities inherent in Business Intelligence, Rich Internet Applications and Performance Management software, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company’s products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm the Company’s business, operating results and financial condition. If the Company fails to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, the Company’s business, operating results and financial condition would be harmed.

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

CHANGES IN OR INTERPRETATIONS OF, ACCOUNTING STANDARDS COULD RESULT IN UNFAVORABLE ACCOUNTING CHARGES.

The Company prepares its Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting standards. The Company’s accounting policies that recently been or may be affected by changes in the accounting rules are as follows:

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

THE COMPANY’S COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of the Company’s common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in its operating results;

•	Changes in the economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products, including open source products, or new contracts announced by it or its competitors;

•	Developments with respect to copyrights or proprietary rights;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of Business Intelligence, Rich Internet Applications and Performance Management software;

•	Adoption of new accounting standards affecting the software industry; and

•	Changes in financial estimates by securities analysts.

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

Our investment portfolio includes Auction Rate Securities (“ARS”). They are usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. The ARS held by us are primarily backed by highly rated municipal issuers.

As of December 31, 2009, the Company had approximately $16.5 million in ARS at par value. Since February 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.

In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS $16.5 million of its ARS portfolio at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company is permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. At December 31, 2009 the Company has valued the Put Option at the present value of the difference between the fair market value and the par value of the ARS.

At December 31, 2009, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allows, which is currently expected to be June 30, 2010. In prior quarters, the ARS were classified as long-term investments because of the Company’s inability to determine when its investments in the ARS would settle, and the fact that the exercisability date of the Put Option exceeded 365 days.

The Company has no reason to believe that any of the underlying issuers of its ARS are presently at risk of default. Through December 31, 2009, the Company has continued to receive interest payments on the ARS in accordance with their terms. Currently, interest is being earned at the maximum contractual rate, which may not exceed the one year trailing average rate on the three month Treasury Bill plus 120 basis points. The Company believes that it will ultimately be able to liquidate its ARS related investments without significant loss primarily due to the collateral securing the ARS and the legal settlement it has entered into with UBS. However, it could take until final maturity of the ARS (up to 38 years) to realize the investments’ par value.

If we need to access the funds associated with ARS but are unable to do so, our operations and financial position could be materially harmed.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE REQUIREMENTS.

On November 2, 2008, Actuate entered into a four year revolving line of credit agreement with Wells Fargo Foothill, LLC (“WFF”) as the arranger, administrative agent and lender (the “Credit Agreement”). The Credit Agreement was effective as of November 3, 2008. The Company used $30.0 million of the proceeds from the Credit Agreement in the tender offer it completed in December 2008 and for working capital, issuance of commercial and standby letters of credit, capital expenditures and other general corporate purposes. At December 31, 2009, our outstanding debt under the Credit Agreement was $30 million. Subsequently, on February 1, 2010 we borrowed an additional $10.0 million under the Credit Agreement to fund the acquisition of Xenos Group. The acquisition was valued at approximately Canadian Dollar (“CAD”) 37.7 million and was funded using a combination of cash reserves and borrowings available under the Credit Agreement.

The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but in any event not to exceed 80% of the Company’s Trailing Recurring Revenue (as defined in the Credit Agreement). Interest will accrue based on a floating rate based on, at the Company’s election, (i) LIBOR or (ii) the greater of (a) the Federal Funds Rate plus an applicable margin or (b) Wells Fargo’s prime rate, in each case, plus an applicable margin based on the outstanding balance of the amount drawn down under the Credit Agreement. If the Company’s borrowings and letter of credit usage plus any bank product reserves established by Wells Fargo exceeds 80% of its Trailing Recurring Revenue (as defined in the Credit Agreement), or if the sum of available funds under the Credit Agreement plus Qualified Cash (as defined in the Credit Agreement) is less than $10.0 million, the Company will be required to meet certain EBITDA targets and be subject to a limit on annual capital expenditures, subject to a cure mechanism described in the Credit Agreement. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Credit Agreement includes limitations on the Company’s ability to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Credit Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Credit Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations and foreclose on all collateral.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market under the symbol “ACTU” and has been traded on Nasdaq since Actuate’s initial public offering in 1998. The following table sets forth the high and low closing sales prices of our common stock during each full quarterly period within the last two fiscal years:

	High	Low
First Quarter of Fiscal 2008	$7.81	$3.93
Second Quarter of Fiscal 2008	$5.00	$3.88
Third Quarter of Fiscal 2008	$4.56	$3.39
Fourth Quarter of Fiscal 2008	$3.50	$2.20
First Quarter of Fiscal 2009	$3.91	$2.83
Second Quarter of Fiscal 2009	$5.33	$3.12
Third Quarter of Fiscal 2009	$6.11	$4.34
Fourth Quarter of Fiscal 2009	$5.87	$3.93

According to the records of our transfer agent, as of February 22, 2010, Actuate had 97 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include, as one record holder each such brokerage house or clearing agency).

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

The following graphs compare:

I.	The cumulative total stockholder return on the common stock of the Company from December 31, 2004 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 31, 2009 (the last trading day of the fiscal year ended December 31, 2009) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Index”), (ii) the Dow Jones U.S. Software Composite Index (the “Dow Jones U.S. Software Index”) and (iii) the RDG Software Composite Index ( the “RDG Software Index”). This graph assumes the investment of $100 on December 31, 2004 in the common stock of the Company, the Nasdaq Index and the Dow Jones U.S. Software Index.

II.	The cumulative total stockholder return on the common stock of the Company from December 31, 2008 to December 31, 2009 with the cumulative total return of (i) the Total Return Index for the “Nasdaq Index”, (ii) the Dow Jones U.S. Software Composite Index (the “Dow Jones U.S. Software Index”) and (iii) the RDG Software Composite Index (the “RDG Software Index”). This graph assumes the investment of $100 on January 1, 2009 in the common stock of the Company, the Nasdaq Index and the Dow Jones U.S. Software Index.

The comparisons in the graphs above are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with the Consolidated Financial Statements and Notes thereto that are included elsewhere in this Form 10-K. The Consolidated Statements of Income data for the years ended December 31, 2009, 2008 and 2007 and the Consolidated Balance Sheets data at December 31, 2009 and 2008 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Income data for the years ended December 31, 2006 and 2005 and the Consolidated Balance Sheets data as of December 31, 2007, 2006 and 2005 are derived from audited Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues:
License fees	$36,146	$39,989	$53,216	$46,919	$36,939
Maintenance	76,466	76,695	71,336	63,145	52,671
Professional services and training	6,721	14,306	16,074	18,505	16,791

Total revenues	119,333	130,990	140,626	128,569	106,401

Costs and expenses:
Cost of license fees	934	1,396	1,997	2,095	2,294
Cost of services	17,843	23,330	24,927	27,914	23,723
Sales and marketing	41,747	51,830	55,312	49,009	37,070
Research and development	20,267	22,035	21,826	21,055	16,533
General and administrative	20,315	18,470	17,784	16,026	13,115
Amortization of purchased intangibles	680	948	948	948	487
Purchased in-process research and development	—	—	—	900	—
Restructuring charges	348	1,506	1,686	16	665

Total costs and expenses	102,134	119,515	124,480	117,963	93,887

Income from operations	17,199	11,475	16,146	10,606	12,514
Interest income and other income, net	294	901	3,311	2,217	1,447
Interest expense	(1,404)	(116)	(156)	—	(11)

Income before provision for income taxes	16,089	12,260	19,301	12,823	13,950
Provision for (benefit) from income taxes	3,910	(1,318)	(863)	(974)	2,359

Net income	$12,179	$13,578	$20,164	$13,797	$11,591

Basic net income per share (1)	$0.27	$0.23	$0.33	$0.23	$0.19

Shares used in basic net income per share calculation (1)	45,131	60,025	60,838	60,375	61,057

Diluted net income per share (1)	$0.25	$0.21	$0.29	$0.21	$0.18

Shares used in diluted net income per share calculation (1)	49,396	65,049	68,722	66,814	63,269

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$75,531	$58,441	$68,415	$60,079	$54,397
Working capital	54,114	20,701	54,045	37,298	38,889
Total assets	169,764	150,512	169,908	147,589	111,581
Long-term liabilities, less current portion	33,485	38,278	10,712	10,532	10,996
Stockholders’ equity and non-controlling interest	76,019	56,248	100,973	77,810	55,368

(1)	See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing net income per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

General

Actuate Corporation (“we”, “Actuate” or the “Company”) was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate provides software and services to develop and deploy Rich Information Applications that deliver rich interactive content that improve customer loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens with information that they can easily access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Our goal is to ensure that all users can use decision-making information in their day-to-day activities, opening up completely new avenues for improving corporate performance.

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Financial summary
Total revenues	$119,333	$130,990	$140,626	$128,569	$106,401
Total operating expenses	102,134	119,515	124,480	117,963	93,887
Income from operations	17,199	11,475	16,146	10,606	12,514
Operating margins	14%	9%	11%	8%	12%

Despite the recent global recession, we have achieved consistent profitability and positive cash flows in the recent years, including fiscal year 2009. We achieved these results not only through our solid execution, leading technology and strong customer relationships, but also because of our commitment to operating efficiencies which have resulted in significant reductions to our operating expenses, as we aligned our business to weather a turbulent and unpredictable macro-economic environment. As a result of these reductions in operating expenses, we have seen improvements to our operating margins in fiscal year 2009.

Nevertheless, our business model and longer-term financial results are not immune to a sustained economic downturn. The financial turmoil and economic uncertainty over the last two years has caused some of our customers to postpone investments and purchase decisions, decrease their spending or delay payments to us. During fiscal year 2009 we saw increasing pressures on our customers’ Information Technology budgets, and therefore our customers sought more flexibility in the timing of purchases. Facing uncertainty and cost pressures in their own businesses, some of our customers are waiting to purchase our products and are increasingly seeking purchasing terms and conditions that are less favorable to us. This trend partially contributed to lower license revenues for fiscal year 2008 and fiscal year 2009. We have also seen a similar impact on our consulting business in the recent years. If the financial turmoil and economic uncertainty continue and cause further customer bankruptcies or consolidation among our customers, our year-over-year revenue and operating income results could be adversely affected.

We continue to monitor market conditions and may make adjustments to our business in order to reduce the adverse impact that the prolonged economic downturn could have on our business. We expect to continue to explore both organic and inorganic growth opportunities. In particular, we may acquire companies or technology that can contribute to the strategic, operational and financial performance of our business. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us successfully execute our strategies.

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

Fiscal Year 2009

The overall decrease in total revenues was mainly driven by lower professional services and license sales which decreased by 53% and 10% over the same period last year, respectively, as we continue facing a challenging macro-economic environment, especially in the international markets. These negative conditions have forced customers to either delay purchases or find solutions to increase optimal efficiencies using infrastructure server environments. During fiscal year 2009 the 53% or approximately $7.6 million decrease in professional services revenues was mainly due to a weak macro-economic environment which is causing some customers to either delay projects or cancel engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products. Our maintenance revenues remained steady at $76.5 million in fiscal year 2009, compared to $76.7 million in fiscal year 2008. Nevertheless, our performance under this category was adversely affected by an increase in the number of licensees of certain of our legacy products that declined to renew their maintenance contracts. Consequently, in fiscal year 2009 we restructured our maintenance renewal group to allow for a stronger focus on maintenance renewal follow-up.

During the second half of fiscal year 2008 and in response to the weak macro economic conditions, we implemented a restructuring plan which resulted in the elimination of 46 positions held by Actuate employees primarily in North America, the consolidation of facilities, and the write-off of fixed assets located at facilities that had been vacated. We implemented a second restructuring in the second half of fiscal year 2009 which resulted in the elimination of 12 positions held by Actuate employees primarily in North America and Europe. These cost cutting measures have primarily been the force behind the 15% or $17.4 million reduction in operating expenses in fiscal year 2009 compared to fiscal year 2008. Consequently, our operating margins have improved from 9% in fiscal year 2008 to 14% in fiscal year 2009. The increase in the fully diluted earnings per share in fiscal year 2009 over the same period last year was primarily attributed to these reductions in our operating expenses as discussed above and the 24% decrease in our diluted share count. This decrease in share count was mainly due to the tender offer completed in December of 2008 resulting in the repurchase of approximately 17.1 million shares.

As a result of fluctuations in foreign currency exchange rates, our total revenues for fiscal year 2009 compared to last year was negatively impacted by approximately $1.3 million while our operating expenses decreased by approximately $1.5 million.

A significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions have adversely impacted the financial services industry throughout fiscal year 2008 and fiscal year 2009. If this trend continues, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

On February 1, 2010 we completed the acquisition of Xenos, Inc. (“Xenos”) a publicly traded company headquartered in Ontario, Canada, and a market-leading provider of high-performance software solutions. The company’s solutions, based on the scalable Xenos Enterprise Server™ and its components, process, extract, transform, repurpose and personalize high volumes of data and documents for storage, real-time access, ePresentment, printing and delivery in numerous formats across multiple channels. We intend to enhance our current product offering by adding Xenos’s products and technology to our existing product line.

The acquisition of Xenos was accomplished via a tender offer, at a purchase price of approximately Canadian Dollar (“CAD”) 3.50 per share or CAD 37.7 million. The transaction was entirely settled by cash, was unanimously approved by Actuate and Xenos Boards of Directors on December 8, 2009, and reflects an enterprise value of Xenos of approximately CAD 28.4 million, net of Xenos cash balance. The transaction resulted in Actuate acquiring 95.2% of Xenos outstanding shares on February 1, 2010. The shares acquired by us are sufficient to permit us to acquire all remaining shares not tendered which we expect to complete in the first quarter of fiscal year 2010. The acquisition was valued at approximately CAD 37.7 million and was funded using a combination of cash reserves and borrowings available under our existing credit facility with Wells Fargo Foothill (“WFF”) totaling $10.0 million. We also incurred approximately $500,000 in direct costs related to the acquisition as of December 31, 2009 and expect to incur additional direct costs related to the acquisition. These costs could include costs associated with restructuring of our operations.

Our total headcount at the end of fiscal year 2009 was 497 compared to 533 employees at the end of last year. At February 1, 2010, Xenos had approximately 88 employees.

Fiscal Year 2010

A significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions starting in late fiscal year 2007 have adversely impacted the financial services industry throughout fiscal year 2009. If this trend continues into 2010, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

During fiscal year 2010, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in the fiscal year 2010 particularly among financial services companies in the United States. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, Rich Internet Application and Performance Management software purchases with fewer suppliers. Finally, we expect to experience vigorous competition in the Rich Internet Applications market. Several of our competitors have released products that are marketed to be directly competitive with our Rich Information Applications offerings. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the Rich Internet Applications market will be vigorous in the near future.

For fiscal year 2010, we will continue to pursue the strategic initiatives to improve revenue growth that we began introducing in fiscal year 2004 as well as an initiative related to Performance Management, which we introduced in fiscal year 2007. These initiatives are as follows:

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

•

Selling to Global 9000 Corporations in the Financial Services Sector—We are continuing to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We anticipate a negative impact of the ongoing credit crunch on the Financial Services sector in 2010. However, we believe that once the short term issues in Financial Services are resolved, the industry will once again lead in the adoption of Rich Information Applications both inside and outside the firewall.

•

Delivering a Highly Differentiated Performance Management Offering—We have combined Actuate BIRT Performance Scorecard applications and Actuate’s Rich Information Application-ready platform to provide capabilities for distributing accountability throughout the enterprise.

In addition to the above, in fiscal year 2010 we will initiate strategies involving the recent acquisition of Xenos Group. As part of Actuate’s product portfolio, the Xenos product family will continue to be fully supported and drive value for customers as it does in many applications today. The planned integration will enable new and existing customers to leverage both Xenos and Actuate technologies to efficiently address new challenges and deliver higher value.

We plan to leverage Actuate’s BIRT technology and Rich Information Application platform to provide rich, interactive delivery and analysis of information sourced from documents and print streams accessed by Xenos products. The combined technologies will enable agile response to business demands without reworking existing infrastructure. The integration of Xenos product capabilities into Actuate’s enterprise–class, highly scalable BIRT iServer product line will provide a new deployment option. This integration will enhance the existing Xenos Enterprise Server product that provides a unified, easy to manage platform for applications looking to integrate existing documents and print streams with the next generation information delivery and Business Intelligence capabilities provided by Actuate’s flagship BIRT iServer and BIRT technology.

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

Critical Accounting Policies, Judgments and Estimates

General.    The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, stock-based compensation, accounting for income taxes, restructuring and integration costs, and the impairment of goodwill, have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies.

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

Actuate recognizes revenues in accordance with authoritative guidance issued by the American Institute of Certified Public Accountants (“AICPA”) on revenue recognition. For sales to end-user customers, Actuate recognizes license revenues when a license agreement has been signed by both parties or a definitive agreement has been received from the customer, the product has been physically shipped or electronically made available, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectability is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence of fair value of sales to end users is based on the price charged when an element is sold separately. Actuate has not established vendor-specific objective evidence of fair value for its licenses. Therefore, the Company recognizes revenues from arrangements with multiple elements involving software licenses under the residual method which means the full fair value is allocated to the undelivered elements while the remaining value of the arrangement is allocated to the delivered elements. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

Actuate enters into reseller and distributor arrangements that typically give such distributors and resellers the right to distribute its products to end-users headquartered in specified territories. Actuate recognizes license revenues from arrangements with U.S. resellers and distributors when there is persuasive evidence of an arrangement with the reseller or distributor, the product has been shipped, the fees are fixed or determinable, and collectability is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Actuate recognizes license revenues from arrangements with international resellers and distributors upon receipt of evidence of sell-through and when all other revenue recognition criteria have been met. If it is not practical to obtain evidence of sell-through, the Company defers revenues until the end-user has been identified and cash has been received. In some instances there is a timing difference between when a reseller completes its sale to the end-user and the period in which Actuate receives the documentation required for revenue recognition.

Actuate also enters into OEM arrangements that provide for license fees based on the bundling or embedding of its products with the OEM’s products. These arrangements generally provide for fixed, irrevocable royalty payments. Actuate recognizes license fee revenues from U.S. and international OEM arrangements when a license agreement has been executed by both parties, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectability is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement.

The Company typically establishes vendor specific objective evidence of fair value under a “bell-shaped curve” approach. However, for certain types of license transactions, including OEM and site licenses, the Company uses a “stated maintenance renewal” approach.

Credit-worthiness and collectability for end-users are assessed based on payment history and current credit profile. When a customer is not deemed credit-worthy, revenues are deferred and recognized upon cash receipt.

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

Stock-based Compensation.    We recognize stock-based compensation expense over the service period for awards that are expected to vest based on the fair value measurement for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases. We calculate the fair value of each stock option award on the date of grant using the Black-Scholes-Merton option pricing model. The determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. The use of a Black-Scholes-Merton model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected life, expected volatility, risk-free interest rate and expected forfeiture rate. As a result, the future stock-based compensation expense may differ from our historical amounts. Our estimate of volatility is based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate is based primarily upon historical experience. To the extent we revise this estimate in the future our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. Our estimate of the expected term of options granted is derived from historical share option exercise experience. In the future, we may change our estimate of the expected term, which would impact the fair value of our options granted in the future.

Income Taxes.    We provide for the effect of income taxes in our Consolidated Financial Statements using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We also apply a two-step approach to determining the financial statement recognition and measurement of uncertain tax positions.

Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision (benefit) for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision (benefit) for income taxes include the geographic mix and amount of income (loss), our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Our judgments also include anticipating the tax positions we will record in the financial statements before actually preparing and filing the tax returns. Our estimates and assumptions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved. Changes in our business, tax laws or our interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carry-forwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this assessment, we take into account predictions of the amount and category of taxable income from various sources and all available positive and negative evidence about these possible sources of taxable income. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. Based on the analysis of positive and negative factors noted above, we have no valuation allowance against deferred tax assets generated in the Company’s U.S. jurisdiction. We maintain a full valuation allowance against deferred tax assets in foreign jurisdictions with a history of losses and a partial valuation allowance in foreign jurisdictions where operating results beyond a certain time frame are less reliable. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in an income tax benefit in the period such determination is made.

We only recognize an income tax expense or benefit with respect to uncertain tax positions in our financial statements that we judge is more likely than not to be sustained solely on its technical merits in a tax audit, including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If an income tax position meets the more likely than not recognition threshold, then we must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled, we must also estimate the likelihood that a taxing authority would review a tax position after a tax examination has otherwise been completed. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

Accrual for Restructuring Charges.    We incurred certain restructuring charges that were a combination of reductions in workforce, exits of idle facilities and disposals of fixed assets. These restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. These estimates of sublease income were not significant in fiscal years 2008 and 2009.

Valuation of Goodwill.    We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We completed our annual impairment test in the fourth quarter of fiscal year 2009 and determined that there was no impairment.

Results of Operations

The following table sets forth certain Consolidated Statement of Income data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Revenues:
License fees	30%	31%	38%
Maintenance	64	58	51
Professional services and training	6	11	11

Total revenues	100	100	100

Costs and expenses:
Cost of license fees	1	1	1
Cost of services	15	18	18
Sales and marketing	35	39	39
Research and development	17	17	16
General and administrative	17	14	13
Amortization of other intangibles	1	1	1
Restructuring charges	0	1	1

Total costs and expenses	86	91	89

Income from operations	14	9	11
Interest income and other income, net	—	1	2
Interest expense	(1)	—	—

Income before provision for taxes	13	10	13
Provision for (benefit) from income taxes	3	(1)	(1)

Net income	10%	11%	14%

Revenues

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2009	2008	2007	2008 to 2009		2007 to 2008
(dollars in thousands)

$119,333	$130,990	$140,626	$(11,657)	(9)%	$(9,636)	(7)%

Our revenues are derived from license fees and services, which include software maintenance and support, consulting, and training. We attribute a significant portion of the decline in our revenues to our professional services business, which decreased during fiscal year 2009 compared to the prior year. This decrease was mainly due to a weak macro-economic environment which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products. Our BIRT related business increased in fiscal year 2009 and is expected to grow in fiscal year 2010. Our license revenues have decreased in fiscal year 2009 primarily due to the unfavorable macro-economic conditions that continue to adversely impact the financial services industry; a key component of Actuate’s customer portfolio. Despite this challenging macro economic environment, our maintenance and support revenues have remained stable during fiscal year 2009.

Revenues outside of North America decreased by 25% from $36.9 million in fiscal year 2008 to $27.5 million in fiscal year 2009. These international revenues represented 23% of our total revenues versus 28% in the same period last year. This decrease in international revenues as a percentage of total revenues in fiscal year 2009 compared to the same period last year was primarily due to challenging macro-economic environments in Europe and Asia. Approximately $1.3 million of the decrease in international revenues was due to the unfavorable impact of exchange rate fluctuations on revenue transactions denominated in foreign currencies.

For fiscal year 2009 we managed to close approximately 260 transactions in excess of $100,000 compared to 280 in fiscal year 2008. In addition, we recognized license revenue of $1.0 million or more on 7 transactions during fiscal year 2009 compared to 4 transactions in fiscal year 2008. The number of orders greater than $1.0 million has historically ranged from none to three per quarter. We do not expect to rely on any one customer for our future business.

The decrease in total revenue for fiscal year 2008 compared to fiscal year 2007 was primarily due to lower demand for our products as a result of unfavorable economic conditions that began in late fiscal year 2007 and continue to adversely impact the financial services industry, a key component of our customer portfolio. As a result, license sales experienced a decline of approximately 25% over fiscal year 2007.

In fiscal year 2008 as compared to fiscal year 2007, we experienced declines in license sales across most of our sales regions, including 22% (or approximately $7.9 million) in North America and 31% (or approximately $5.2 million) outside North America. Professional services revenues decreased 11% and were primarily the result of the continued increase in the adoption of BIRT-based projects by our customers which do not result in professional service revenues to the same extent as the Company’s traditional designer products. Our BIRT-related business increased over the same period in fiscal year 2007.

These decreases in license and consulting revenues were partially offset by an 8% or $5.4 million increase in maintenance and support revenues in fiscal year 2008 over the same period in fiscal year 2007. Of this increase in maintenance and support revenues, the majority was attributable to normal growth in support for our installed base.

For fiscal year 2008 we managed to close 280 transactions in excess of $100,000 compared to 290 in fiscal year 2007. In addition, we recognized license revenue of $1.0 million or more on 4 transactions during fiscal year 2008 compared to 8 transactions in fiscal year 2007.

No single customer accounted for more than 10% of our total revenues for any of the periods presented.

License Revenue

Year Ended December 31,			2008 to 2009		2008 to 2009
2009	2008	2007	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$36,146	$39,989	$53,216	$(3,843)	(10)%	$(13,227)	(25)%

The 10% decrease in license revenues for fiscal year 2009 over the same period in the prior year was primarily due to weak macro economic conditions that continue to adversely impact the financial services industry, a key component of Actuate’s customer portfolio. We experienced most of this weakness in our international regions where software license revenues declined by 28% or approximately $3.2 million during fiscal year 2009 when compared to fiscal year 2008. During fiscal year 2009, we closed approximately 260 transactions in excess of $100,000 and seven transactions where we recognized license revenue in excess of $1.0 million. This compared to 280 transactions in excess of $100,000 and four transactions where we recognized license revenue in excess of $1.0 million in fiscal year 2008.

The 25% decrease in license revenues for fiscal year 2008 over the same period in the prior year was also primarily due to weak macro economic conditions that began in late fiscal year 2007 and continue to adversely impact the financial services industry, a key component of Actuate’s customer portfolio. We experienced the sharpest decrease in license revenues over the previous fiscal year in Europe where software sales declined by 36% or approximately $5.4 million when compared to the same period last year. We also experienced a decrease in North America license sales of 22% or approximately $7.9 million from fiscal year 2007 to 2008.

License Revenue by Region

(dollars in thousands)	Year Ended December 31,			2008 to 2009		2007 to 2008
	2009	2008	2007	$ Change	% Change	$ Change	% Change
North America	$27,932	$28,531	$36,503	$(599)	(2)%	$(7,972)	(22)%
Europe	7,095	9,732	15,122	(2,637)	(27)%	(5,390)	(36)%
APAC	1,119	1,726	1,591	(607)	(35)%	135	8%

Total license revenue	$36,146	$39,989	$53,216	$(3,843)	(10)%	$(13,227)	(25)%

Percentage of total revenue:	30%	31%	38%

North America accounted for approximately 77% of the total license revenue while Europe and Asia Pacific regions combined accounted for 23% of the total license revenues for fiscal year 2009. For the same period last year, North America accounted for approximately 71% of the total license revenue while the Europe and Asia Pacific regions combined accounted for 29% of the total license revenues. Total license revenues were negatively impacted by approximately $340,000 due primarily to the strength of the U.S. dollar against the British Pound and the Euro. As a percentage of total revenues, license fee revenues decreased from 31% in the fiscal year 2008 to 30% in fiscal year 2009.

North America accounted for approximately 71% of the total license revenue while Europe and Asia Pacific regions combined accounted for 29% of the total license revenues for fiscal year 2008. For the same period in fiscal year 2007, North America accounted for approximately 69% of the total license revenue while the Europe and Asia Pacific regions combined accounted for 31% of the total license revenues. Total license revenues were positively impacted by approximately $110,000 due primarily to the strength of the Asian currencies against the U.S. dollar. As a percentage of total revenues, license fee revenues decreased from 38% in the fiscal year 2007 to 31% in fiscal year 2008.

Services Revenue

(dollars in thousands)	Year Ended December 31,			2008 to 2009		2007 to 2008
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Maintenance	$76,466	$76,695	$71,336	$(229)	—%	$5,359	8%
Professional services & training	6,721	14,306	16,074	(7,585)	(53)%	(1,768)	(11)%

Total services revenue	$83,187	$91,001	$87,410	$(7,814)	(9)%	$3,591	4%

Percentage of total revenue:	70%	69%	62%

Services revenue is comprised of maintenance and support, professional services, and training. The 9% decrease in services revenues for the year was driven primarily by a 53% decrease in our professional services and consulting revenues. Our professional services revenues continue to decline mostly due to a weak macro-economic environment, which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers, which do not require professional service to the same extent as the Company’s traditional designer products. Despite weakness in license sales, our maintenance renewal revenues remained stable in fiscal year 2009 as we secured several large compliance deals that included a back maintenance component. Also, in fiscal year 2009 we restructured our maintenance renewal group to allow for a stronger focus on maintenance renewal follow-up. Nevertheless, our revenue growth under this category was adversely affected in fiscal year 2009 by increases in declines for certain of our legacy products.

The 4% increase in services revenues in fiscal year 2008 over fiscal year 2007 was driven by the growth in our maintenance and support revenues, which continued to increase in fiscal year 2008. The fourth quarter of 2007 included an unusually large $2.5 million maintenance catch-up transaction. Excluding this one time transaction for back maintenance, fiscal year 2008 maintenance revenue increased by 12% over fiscal year 2007. The increase in the installed base was evidenced by the fact that in fiscal year 2008 we were supporting a large percentage of the $53.2 million in licenses sold in fiscal year 2007, while our maintenance declination rate had remained consistent in fiscal year 2008 as we continued to experience steady renewal rates from our existing customers.

Services Revenue by Region

(dollars in thousands)	Year Ended December 31,			2008 to 2009		2007 to 2008
	2009	2008	2007	$ Change	% Change	$ Change	% Change
North America	$63,910	$65,578	$66,106	$(1,668)	(3)%	$(528)	(1)%
Europe	16,638	22,747	18,717	(6,109)	(27)%	4,030	22%
APAC	2,639	2,676	2,587	(37)	(1)%	89	3%

Total services revenue	$83,187	$91,001	$87,410	$(7,814)	(9)%	$3,591	4%

Percentage of total revenue:	70%	69%	62%

By region, North America accounted for approximately 77% of the total services revenue in fiscal year 2009 while Europe and Asia Pacific regions accounted for 20% and 3% of the total services revenues, respectively. By region, Europe accounted for the sharpest decrease in services revenues for 2009. These decreases were due primarily to weakness in the macro-economic environment. For the same period last year, North America accounted for approximately 72% of the total services revenue while the Europe and Asia Pacific regions accounted for 25% and 3% of the total services revenues, respectively. Services margins improved from 74% in fiscal year 2008, to 79% in fiscal year 2009. This improvement was mostly the result of the shift in product mix, which reflected a higher percentage of maintenance and support revenue in the fiscal year 2009 than in fiscal year 2008. Maintenance and support typically carries a higher margin than professional services. Also, the lower professional services revenues resulted in cost reductions in our professional services group that were implemented during the second half of fiscal year 2008 and throughout fiscal year 2009.

The decrease in professional services revenues in fiscal year 2008 compared to fiscal year 2007 was primarily the result of the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products.

By region, Europe accounted for the highest increase in services revenues for 2008. These increases were due primarily to the growth in our installed base of customers under maintenance plans in that region.

Costs and Expenses

Cost of License Fees

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2009	2008	2007	2008 to 2009		2007 to 2008
(dollars in thousands)

$934	$1,396	$1,997	$(462)	(33)%	$(601)	(30)%

(Percent of license revenue)
3%	3%	4%

Cost of license fees consists primarily of salaries, production costs including printing and packaging, amortization of purchased technologies, third party royalty fees and localization costs. The decrease in cost of license fees in absolute dollars for fiscal year 2009 compared to the corresponding period in the prior year was due primarily to the full amortization of purchased technologies in fiscal year 2008 associated with our December 2005 purchase of third party source code.

The decreases in cost of license fees in absolute dollars for fiscal year 2008, compared to the prior year, was due primarily to full amortization of purchased technologies totaling approximately $340,000 in fiscal year 2008 relating to our acquisition of Nimble Technologies, which was acquired in fiscal year 2003.

We expect our cost of license fees as a percentage of revenues from license fees to gradually increase in future periods primarily as a result of the straight line amortization of purchased technology associated with the acquisition of Xenos in February of 2010. Excluding the acquisition of Xenos, we expect our cost of license fees, as a percentage of revenues from license fees, to remain between 2% and 4% of revenues from license fees for fiscal year 2010.

Cost of Services

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2009	2008	2007	2008 to 2009		2007 to 2008
(dollars in thousands)

$17,843	$23,330	$24,927	$(5,487)	(24)%	$(1,597)	(6)%

(Percent of services revenue)
21%	26%	28%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services.

The decrease in cost of services for fiscal year 2009, compared to the prior year, was primarily due to the decrease in consulting revenues as demand for Actuate’s professional services engagements continued to decrease during fiscal year 2009. In response to this decrease in services engagement opportunities, we reduced our cost structure during the second half of fiscal year 2008 and continued these reductions throughout fiscal year 2009. Consequently, we reduced our professional consulting headcount by approximately 33% or 16 employees from 49 at the end of fiscal year 2008 to 33 employees at end of fiscal year 2009. As a result of these reductions, employee compensation and travel costs decreased by approximately $1.6 million during fiscal year 2009. Third party consulting fees also decreased by approximately $1.8 million in fiscal year 2009 compared to the same period last year. This was a direct result of an intentional reduction in the use of external contractors to staff engagements. Finally, during fiscal year 2009 internal costs allocated to the services group decreased by approximately $1.8 million, primarily due to a 53% decrease in consulting revenues and reduced headcount in the services group.

The decrease in cost of services in fiscal year 2008 as compared to fiscal year 2007 was primarily driven by a 23% decrease in our consulting headcount which consequently resulted in reductions in employee salaries, associated benefits and employee travel costs totaling approximately $1.5 million. This decrease was primarily driven by the decrease in professional services revenues caused by the adoption of BIRT-based projects by our customers and the movement of previously outsourced projects in-house. BIRT-based projects do not generate professional service revenues to the same extent as the Company’s traditional designer products. We also realized reductions in facilities related charges of approximately $300,000 due partially to the closure of our service facility in Iselin, New Jersey in the second half of fiscal year 2007. These reductions were offset by an approximately $200,000 increase in third party consulting fees as demand for Actuate’s professional services engagements during the first half of fiscal year 2008 exceeded the supply of in-house consultants.

We currently expect cost of services to increase in fiscal year 2010 in line with the anticipated increase in service revenues associated with our acquisition of Xenos in February 2010. Excluding the acquisition of Xenos, we expect our cost of services expenses as a percentage of total services revenues to be in the range of 20% to 25% of total services revenues for fiscal year 2010.

Sales and Marketing

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2009	2008	2007	2008 to 2009		2007 to 2008
(dollars in thousands)

$41,747	$51,830	$55,312	$(10,083)	(19)%	$(3,482)	(6)%

(Percent of total revenue)
35%	39%	39%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, promotional expenses, travel, entertainment and facility costs.

For fiscal year 2009, the decrease in sales and marketing expenses compared to the corresponding period in the prior year was primarily due to reductions in employee related expenses. Salaries, sales commissions, and stock-based compensation and employee travel combined to account for approximately $7.7 million of the decrease in fiscal year 2009 expenses. These reductions were mostly due to the drop in license revenues, which translated into lower sales commissions. Our sales and marketing headcount also decreased by 8%, or 12 employees, from 160 at the end of fiscal year 2008 to 148 at the end of fiscal year 2009. Our lower headcount also resulted in a reduction in recruiting fees of approximately $400,000. We also continued our ongoing efforts to streamline our processes and lower expenses. Because of this, our annual Corporate kickoff and sales training expenses were significantly lower in the current fiscal year as compared to fiscal year 2008. Marketing programs decreased by approximately $770,000 in fiscal year 2009 as compared to the same period last year as we combined the Actuate International User Conference (AIUC) with our annual sales kick-off events into one. Finally, we reversed approximately $200,000 in legal fees as a result of a case settlement related to the fiscal year 2008 employee termination in one our European sales divisions.

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

We currently expect our sales and marketing expenses to increase in absolute dollars in fiscal year 2010 primarily due to our recent acquisition of Xenos in February 2010. Excluding the acquisition of Xenos, we expect our sales and marketing expenses as a percentage of total revenues to be in the range of 34% to 39% of total revenues for fiscal year 2010.

Research and Development

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2009	2008	2007	2008 to 2009		2007 to 2008
(dollars in thousands)

$20,267	$22,035	$21,826	$(1,768)	(8)%	$209	1%

(Percent of total revenue)
17%	17%	16%

Research and development costs are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing.

The decrease in research and development expenses in fiscal year 2009 was primarily attributed to employee compensation and related costs. Total worldwide research and development headcount decreased by 7 employees from 155 at the end of fiscal year 2008 to 148 at the end of fiscal year 2009. Also, during fiscal year 2008, we shifted a portion of our research and development headcount away from North America where employee costs are higher and into China, where employee costs are significantly lower. The benefit of this shift was fully realized in fiscal year 2009.

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

We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and we expect research and development expenses to increase in absolute dollars in fiscal year 2010 due to our recent acquisition of Xenos in February of 2010. Excluding the acquisition of Xenos, we expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 19% for fiscal year 2010.

General and Administrative

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2009	2008	2007	2008 to 2009		2007 to 2008
(dollars in thousands)

$20,315	$18,470	$17,784	$1,845	10%	$686	4%

(Percent of total revenue)
17%	14%	13%

General and administrative expenses consist primarily of personnel costs, stock-based compensation and related costs in finance, human resources, legal and tax functions, as well as audit and legal fees and bad debt expense. The increase in general and administrative expenses in fiscal year 2009 compared to fiscal year 2008 are primarily due to increased legal fees of approximately $3.0 million due mostly to contract compliance matters pursued during the year. We also incurred approximately $500,000 of legal fees associated with the acquisition of Xenos which were mostly incurred during the fourth quarter of fiscal year 2009. These increases were partially offset by a reduction of approximately $980,000 in employee compensation, benefits and recruiting fees due to reduced headcount which decreased from 107 at fiscal year 2008 to 100 at the end of fiscal year 2009. We also benefited from a business tax refund of approximately $400,000 in China during the year.

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

We expect our general and administrative expenses to increase in absolute dollars in fiscal year 2010 due to our recent acquisition of Xenos in February of 2010 and contract compliance matters. Excluding the acquisition of Xenos, we expect our general and administrative expenses as a percentage of total revenues to be in the range of 14% to 18% for fiscal year 2010.

Amortization of Purchased Intangibles

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2009	2008	2007	2008 to 2009		2007 to 2008
(dollars in thousands)

$680	$948	$948	$(268)	(28)%	—	—

(Percent of total revenue)
1%	1%	1%

In accordance with the authoritative guidance issued by FASB related to goodwill and other intangible assets, we perform a goodwill impairment test at least annually, which we complete on October 1 of each year. These annual impairment tests have not resulted in an impairment of recorded goodwill in fiscal year 2009, 2008 or 2007.

The amortization expense is lower in fiscal year 2009 as some intangibles related to our prior acquisitions were fully amortized at the end fiscal year 2008.

For each year ended December 31, 2008 and 2007 we recorded $948,000 for the amortization of other purchased intangibles. These costs represent the amortization of the intangibles associated with the acquisition of performancesoft on a straight-line basis.

We expect the estimated amortization expense related to other purchased intangible assets to increase in future periods due to the acquisition of Xenos in the February of 2010.

Restructuring charges

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2009	2008	2007	2008 to 2009		2007 to 2008
(dollars in thousands)
$348	$1,506	$1,686	$(1,158)	(77)%	$(180)	(11)%

(Percent of total revenue)
— %	1%	1%

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

During the first half of fiscal year 2009 we incurred $83,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries. We also incurred approximately $28,000 in additional charges related to prior facility closures in North America. These charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans.

During the second half of fiscal year 2009 we implemented restructuring actions that resulted in aggregate charges of $408,000 and elimination of 12 positions worldwide, across all levels within the sales organization. During the second half of fiscal year 2009 we also recorded a $171,000 reduction to our idle facilities reserves due to a change in the estimated sublease income for the Vienna, Virginia facility and true-ups of operating expenses associated with our idle South San Francisco facility.

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

In order to size the operations to meet the expected business and economic environment, we also implemented a restructuring plan during the second half of fiscal year 2008 to eliminate 46 positions held by Actuate employees primarily in North America. This restructuring impacted all functional areas. The reduction in force was completed in fiscal year 2008. The restructuring plan also resulted in the recognition of costs related to the consolidation of facilities, the cancellation of certain contracts and the write-off of fixed assets located at facilities that have been vacated.

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2007, 2008 and 2009 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2006	$450	$10,208	$10,658
Restructuring charges	—	1,686	1,686
Cash payments	—	(4,967)	(4,967)
Loss on disposal of assets	—	(244)	(244)
Adjustments	14	(9)	5
Rents collected on the sublease	—	1,669	1,669

Balance at December 31, 2007	464	8,343	8,807
Restructuring charges	1,101	405	1,506
Cash payments	(1,027)	(4,666)	(5,693)
Adjustments	23	(66)	(43)
Rents collected on the sublease	—	1,721	1,721

Balance at December 31, 2008	561	5,737	6,298
Restructuring charges	491	(143)	348
Cash payments	(623)	(4,225)	(4,848)
Adjustments	(14)	3	(11)
Rents collected on the sublease	—	1,631	1,631

Balance at December 31, 2009	415	3,003	3,418
Less: Current portion	(415)	(2,381)	(2,796)

Long-term balance at December 31, 2009	$—	$622	$622

Adjustments reflect the impact of foreign currency translation.

Interest Income and Other Income, Net

(dollars in thousands)	Year Ended December 31,			2008 to 2009		2007 to 2008
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Interest income	$942	$2,232	$3,404	$(1,290)	(58)%	$(1,172)	(34)%
Foreign exchange (loss)	(849)	(1,662)	(289)	813	49%	(1,373)	(475)%
Other income, net	$201	331	196	(130)	(39)%	135	69%

Total interest income and other income, net	$294	$901	$3,311	$(607)	(67)%	$(2,410)	(73)%

Interest expense	$(1,404)	$(116)	$(156)	$(1,288)	1,110%	$40	(26)%

Interest and other income, net, is comprised primarily of interest income earned by us on our cash and short-term investments, foreign currency exchange gains and losses, interest expense incurred on our debt facility, as well as other various charges or income which are not derived from our normal operations.

For the year ended December 31, 2009, the decrease in interest income was due to an overall decrease in interest rates and lower average cash balances. The rate of return on our investment portfolio dropped significantly in 2009. Although cash and investments balance was higher at the end fiscal year 2009 it was lower on average during the span of the year. This is because we used $30.0 million of cash to pay for the tender offer at the end fiscal year 2008 and spent another $10.0 million on share buybacks during the year. During fiscal year 2009, we experienced foreign exchange losses due primarily to continued devaluation of the British Pound, the

Euro and the U.S. Dollar currency balances held by our Swiss subsidiary against the Swiss Franc. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations. We also recorded interest expense totaling approximately $1.1 million in fiscal year 2009 on the utilized portion of our credit facility with WFF, which was signed in the fourth quarter of fiscal year 2008. During fiscal year 2009, we also recorded unused line fees and amortization of debt issuance costs of approximately $279,000.

For the year ended December 31, 2008, the decrease in interest income was due primarily to a lower weighted average interest rate on our investments resulting in a decrease in interest income. We incurred foreign exchange losses that were primarily the result of sharp devaluations of the British Pound, the Euro and the U.S. Dollar currencies held by our Swiss subsidiary against the Swiss Franc mainly during the first half of fiscal year 2008. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations.

We expect interest and other income to decrease in fiscal year 2010 due to the fact that a significant cash outlay was required to close our acquisition of Xenos in February 2010. We also expect to incur higher interest charges under the credit facility with WFF as an additional $10.0 million was drawn down in the first quarter of fiscal year 2010 to fund the acquisition of Xenos.

Provision for (Benefit) from Income Taxes

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2009	2008	2007	2008 to 2009		2007 to 2008
(dollars in thousands)

$3,910	$(1,318)	$(863)	$5,228	397%	$(455)	(53)%

The provision in income taxes represents primarily Federal, State and foreign taxes as adjusted for the impact of operating losses utilized, income tax credits benefited and the reversal or establishment of reserves. The provision for income taxes of $3.9 million, the benefit for income taxes of $1.3 million and the benefit for income taxes of $863,000 is based on pretax income of $16.1 million, $12.5 million and $19.3 million in fiscal years 2009, 2008 and 2007, respectively. The increase in the tax provision in fiscal year 2009 compared to fiscal year 2008 was primarily due to the significant increase in U.S. profit before tax. The increase in the benefit for income taxes in fiscal year 2008 compared to fiscal year 2007 was primarily due to the tax benefit expected on the U.S. income tax returns for write off of the investment in and specific loans related to the tax liquidation of a foreign subsidiary. Additionally, there was a decrease in the provision for income taxes due to a $1.3 million and $6.8 million benefit from the decrease in the valuation allowance in fiscal year 2008 and fiscal year 2007, respectively. The decrease in the valuation allowance in fiscal year 2008 was the result of changes to our foreign deferred tax assets due to changes in foreign currency exchange rates, foreign tax rates and the expected utilization of specific deferred tax assets. Without the write off from the liquidation of the foreign subsidiary or the benefit from the decrease in the valuation allowance, there would have been an increase in the provision for income taxes in fiscal year 2008. The decrease in the valuation allowance in fiscal year 2007 was the result of management’s determination that it was “more likely than not” that the deferred assets would be realized after weighing the applicable positive and negative evidence.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility. The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal year 2009. This data should be read in conjunction with the Consolidated Statements of Cash Flows.

(dollars in thousands)	Fiscal 2009	% Change 2008 to 2009	Fiscal 2008	% Change 2007 to 2008	Fiscal 2007
Cash, cash equivalents and investments	$75,531	29%	$58,441	(15)%	$68,415
Working capital	54,114	161%	20,701	(62)%	54,045
Stockholders’ equity and non-controlling interest	76,019	35%	56,248	(44)%	100,973

Summary of our cash flows:

(dollars in thousands)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net cash provided by operating activities	$17,833	$29,841	$22,854
Net cash provided by (used in) investing activities	10,242	11,021	(26,558)
Net cash used in financing activities	(379)	(36,045)	(6,435)
Effect of foreign currency exchange rates on cash and cash equivalents	705	(1,513)	494

Net increase (decrease) in cash and cash equivalents	$28,401	$3,304	$(9,645)

Fiscal year 2009

Cash flows from operating activities:    Net cash provided by operating activities of $17.8 million for fiscal year 2009, was primarily comprised of net income plus the net effect of non-cash expenses. The primary working capital sources of cash were net income coupled with increases in deferred revenue, and changes in operating assets driven by timing differences in prepaid expenses and other current assets and liabilities. The increase in deferred revenues was primarily due to several transactions that were recorded and billed at the end of fiscal year 2009 as well as several multi-year maintenance renewal billings for which we were able to obtain customer commitment and invoice in advance. Despite an economic downturn, our maintenance revenues have remained steady and have comprised over 60% of our total revenues in fiscal year 2009. Based on these factors, we believe that future proceeds from the maintenance renewals will be the primary source of our operating cash flows.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used to fund any future acquisitions.

Accounts Receivable, net

December 31, 2009	December 31, 2008	$ Change	% Change
$ 33,176	$ 28,017	5,159	18%

In order to fund our on-going operations, we rely heavily on timely collections of our accounts receivable. Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Based on the latest fiscal quarter, our DSO was 98 days at December 31, 2009 and 78 days for the same period last year. The increase in DSO along with an increase in accounts receivable balance primarily relates to several transactions recorded and billed at the end of fiscal year 2009 as well as a stronger focus on maintenance renewal follow up by our maintenance renewal group that resulted in acceleration of billings at the end of fiscal year 2009. We also continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

The primary uses of cash from operations consist of salaries, commissions and bonuses paid to our employees. We pay our employees on a semi-monthly basis and we generally pay our vendors within one month from receiving an invoice for services rendered. We are also contractually committed to pay rent and facility related charges in support of our worldwide operations. As of December 31, 2009, we remained contractually committed to $11.2 million in net operating lease obligations related to our worldwide facilities. The majority of these commitments are due within the next five years.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Net cash provided by investing activities was $10.2 million in fiscal year 2009 compared to cash provided of $11.0 million for the same period last year. The decrease in cash used primarily relates to the timing of purchases and maturities of marketable securities. Our capital expenditures for the past two years have primarily consisted of leasehold improvements related to our headquarter facility in San Mateo, California and software costs associated with our internal customer portal project. We currently do not foresee material cash outlays associated with capital projects in the coming fiscal year and expect to see lowered cash payments associated with these activities.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to stock repurchases and proceeds from stock option exercise activity. Net cash used in financing activities was $379,000 in fiscal year 2009 compared to $36.0 million used during the same period last year. This change was primarily due to lower stock buy backs, as we repurchased approximately 1.8 million shares for approximately $10.0 million in fiscal year 2009 while in fiscal year 2008 we repurchased approximately 19.8 million shares at cost of approximately $72.7 million. The costs associated with these share buy backs in fiscal year 2008 were partially offset by the proceeds from the credit facility that was used to fund the share buy backs. These cash outflows during fiscal year 2009 were partially offset by increased proceeds from the exercise of employee stock options and corresponding tax benefits associated with such exercises.

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

In early November of 2008, we entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50.0 million. During the fourth quarter of fiscal year 2008, we used $30.0 million of our cash along with $30.0 million of funds available through this credit facility to complete a $60.0 million common stock buy back. As of December 31, 2009, we owed $30.0 million on the credit facility. An additional $10.0 million was also used in February 2010 from this credit facility to fund the acquisition of Xenos Group, Inc. which was completed on February 1, 2010.

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

In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS its ARS portfolio at the $16.5 million par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company is permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. At December 31, 2009, the Company has valued the Put Option at the approximate present value of the difference between the fair market value and the par value of the ARS.

At December 31, 2009, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allows, which is currently expected to be June 30, 2010.

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of December 31, 2009, we held an aggregate of approximately $55.7 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $19.8 million in foreign accounts. Funds in foreign accounts are primarily generated from revenue outside North America and are used to fund oversea operations.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Acquisition of Xenos

On February 1, 2010 we completed the acquisition of Xenos, a Canadian based software provider specializing in data and document solutions, for approximately CAD 3.50 per share in cash. The transaction, which was unanimously approved by the Actuate and Xenos Boards of Directors, placed Xenos at an enterprise value of approximately CAD 28.4 million. The transaction which was achieved through a tender offer, closed on February 1, 2010, with Actuate acquiring 95.2% of Xenos outstanding shares. The shares acquired by Actuate are sufficient to permit Actuate to acquire all remaining shares not tendered which we expect to complete in the first quarter of fiscal year 2010. The acquisition was funded using a combination of cash and borrowings under our existing credit facility totaling approximately CAD 37.7 million. We incurred approximately $500,000 in direct costs related to the acquisition as of December 31, 2009 and expect to incur additional direct costs related to the acquisition including costs associated with restructuring our operations.

Fiscal year 2008

Cash flows from operating activities:    Cash provided by operations is dependent primarily upon collection of monies from our license and maintenance agreements which consist of software fees and for ongoing support and unspecified product updates. Our maintenance revenues have remained robust over the past five years and have increased from 43% of total revenues or $45.4 million in fiscal year 2004 to 59% of total revenues or $76.7 million in fiscal year 2008. Historically, the maintenance renewal rates have been strong. Based on these factors, we believe that future proceeds from the maintenance renewals will be the primary source of our operating cash flows.

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

The primary uses of cash from operations consist of salaries, commissions and bonuses paid to our employees. We pay our employees on a semi-monthly basis and we generally pay our vendors within one month from receiving an invoice for services rendered. We are also contractually committed to pay rent and facility related charges in support of our worldwide operations. As of December 31, 2008, we remained contractually committed to $11.2 million in net operating lease obligations related to our worldwide facilities. The majority of these commitments are due within the next five years.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Net cash provided by investing activities was $11.0 million in the fiscal year 2008 compared to cash used of $26.6 million during fiscal year 2007. The increase in cash provided from investing activities primarily relates to the timing of purchases and maturities of marketable securities. Our capital expenditures for the past two years have primarily consisted of leasehold improvements related to our headquarter facility in San Mateo, California and software costs associated with our internal customer portal project. We currently do not foresee material cash outlays associated with capital projects in the coming fiscal year and expect to see lowered cash payments associated with these activities.

Cash flows from financing activities:    Cash used in financing activities was $36.0 million for the year ended December 31, 2008 compared to $6.4 million used during the same period in fiscal year 2007. This increase in cash used was primarily the result of the repurchase of approximately 19.8 million shares at cost of approximately $72.7 million. The cost of the share repurchase in fiscal year 2008 was partially paid from proceeds from the WFF credit facility that was used to fund the share buybacks. These cash outflows during fiscal year 2008 were also partially offset by increased proceeds from the exercise of employee stock options and corresponding tax benefits associated with the exercise of employee stock options.

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

Fiscal year 2007

Cash flows from operating activities:    Cash provided by operating activities for fiscal year 2007, of $22.9 million was primarily comprised of net income, net of non-cash related expenses. The primary working capital source of cash was an increase in deferred revenue due primarily to continued increase in maintenance and support obligations. We also experienced an increase in deferred rent due to six months of rent holiday extending through March of 2008 and approximately $600,000 of lease incentives associated with our headquarter facility in San Mateo, California. Working capital uses of cash included payments made on restructured facilities. Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our trade receivables increased by approximately 24% due to increased revenue and increase in the days sales outstanding (“DSO”) in trade receivables from 82 days at the end of fiscal year 2006 to 91 days at the end of fiscal year 2007. We also experienced a decrease in accrued restructuring because of payments made during fiscal year 2007; please refer to Note 10 of the Notes to Consolidated Financial Statements for more information.

Cash flows from investing activities:    Cash used in investing activities was $26.6 million for the year ended December 31, 2007 compared to $5.6 million used in fiscal year 2006. The primary uses of cash during fiscal year 2007 were purchases of short-term investments offset in part by sales and maturities of short-term investments. We purchased property and equipment totaling $2.9 million in fiscal year 2007 as compared to approximately $1.3 million in fiscal year 2006. The purchases consisted primarily of leasehold improvements, computer equipment and software, and was primarily related to costs associated with the relocation to our new headquarters during the third quarter of fiscal year 2007. We also paid a final payment totaling approximately $5.6 million for the performancesoft earnout obligation in the fourth quarter of fiscal year 2007.

Cash flows from financing activities:    Cash used in financing activities was $6.4 million for the year ended December 31, 2007 compared to $1.6 million provided by financing activities the same period in fiscal year 2006. This increase in cash used was primarily the result of payments totaling $20.4 million in fiscal year 2007 to repurchase approximately 3.1 million shares of common stock in the open market, offset by higher proceeds from the issuance of common stock to our employees and associated tax benefits during fiscal year 2007.

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the following fiscal years along with the associated costs:

	Year ended December 31,
	2009	2008	2007
	(In thousands, except share data)
Number of shares repurchased	1,764,193	19,781,417	3,059,149
Cost of shares repurchased	$10,039	$72,675	$20,423

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

On July 22, 2009, the Board of Directors approved an on-going extension of the Company’s stock repurchase program, which was originally announced in September 2001 and has been extended from time to time. This extension authorized management to make additional repurchases. Under this repurchase program, the Company was authorized to repurchase Actuate common stock of up to an aggregate of $10.0 million per quarter.

On January 26, 2010, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock of up to an aggregate of $5.0 million in the first quarter of fiscal year 2010. From the end of the fiscal year through February 26, 2010, the Company has repurchased a total of approximately 942,000 shares for a total of approximately $5.0 million in the open market under this stock repurchase plan.

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

Contractual Obligations and Commercial Commitments

General

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our consolidated financial position or results of operations.

Revolving credit line

In November 2008, the Company entered into a four year revolving line of credit agreement with Wells Fargo, LLC (“Credit Agreement”). The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but not to exceed 80% of the recurring maintenance revenue. As of December 31, 2009, the Company owed $30.0 million on the credit facility. There are no minimum pay-down requirements under the terms of this credit facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1.0 million was paid as of December 31, 2009. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary in November of fiscal year 2011. These costs are being capitalized and amortized over four years in the Company’s Consolidated Balance Sheet at December 31, 2009 as current assets if amortized within one year or non-current assets if amortized beyond one year.

As of December 31, 2009, the remaining balance available under the revolving credit facility was approximately $20.0 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10.0 million the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of December 31, 2009, the Company was able to meet the 80% test as well as the $10.0 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Company incurred approximately $1.1 million of interest expense associated with the credit facility in fiscal year 2009.

The Credit Agreement contains financial covenants, which, among other things, require the Company to maintain specified financial ratios and impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. The Company was in compliance with these financial and non-financial covenants at December 31, 2009. The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate International Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

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

Operating Lease Commitments

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. In anticipation of this event, on September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At December 31, 2009, the deferred rent liability balance totaled approximately $929,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $320,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $609,000 classified under other long term liabilities section of our consolidated balance sheet at December 31, 2009. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in April 2011 and this facility is being entirely subleased. Actuate also leases office facilities in various locations in the United States and abroad. All facilities are leased under operating leases.

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

In prior periods, Actuate pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash remain classified as Other Assets in the accompanying Consolidated Balance Sheet as of December 31, 2009.

The following table summarizes our contractual obligations as of December 31, 2009 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$13,529	$6,762	$5,673	$981	$113
Purchase obligations (2)	2,484	2,367	117	—	—
Interest and loan obligations (3)	33,956	1,343	32,613	—	—
Obligations for uncertain tax positions (4)	806	—	806	—	—

Total	$50,775	$10,472	$39,209	$981	$113

(1)	Our future contractual obligations include minimum lease payments under operating leases at December 31, 2009. Of the remaining future minimum lease payments, approximately $4.8 million is included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2009.

(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2009. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	Estimated interest, commitment fees and principal related to the revolving line of Credit Agreement with Wells Fargo Foothill.

(4)	Represents the tax liability associated with uncertain tax positions. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 11 of our Notes to these Consolidated Financial Statements.

The following table summarizes our contractual sublease proceeds as of December 31, 2009 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Contractual benefits:
Sublease proceeds (1)	$2,304	$1,689	$615	$—	$—

Total	$2,304	$1,689	$615	$—	$—

(1)	Contractual sublease proceeds associated with approximately $4.8 million of minimum lease payments that are included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2009. These minimum lease payments are also included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2009.

Investment in Actuate Japan—Noncontrolling (minority) Interest—The minority shareholder of Actuate Japan has a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company has the option to call the non-controlling interest. The redeemable non-controlling interest as of December 31, 2009 was approximately 12% of the total equity interest. If the non-controlling interest shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $617,000 to purchase these shares. The Company measures and discloses a redeemable non-controlling interest in accordance with the policy discussed above at the calculated redemption value of the put option embedded in the non-controlling interest. The non-controlling shareholder is also a distributor of Actuate products in Japan, although the volume of revenues sold through this distributor has historically been immaterial to Actuate Corporation. The Company consolidated 100% of the operating results of Actuate Japan and all investments in the subsidiary are eliminated in consolidation. Through December 31, 2009, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. Although the Company plans to maintain and expand its selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan is not expected to be significant in the near future. As of the date of this filing, the remaining non-controlling shareholder has not notified the Company of any intent to exercise its put option.

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

Foreign Currency Exchange Risk.    During fiscal years 2009, 2008 and 2007 we derived 23%, 28% and 27%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on the related receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our losses due to foreign exchange rate fluctuations were approximately $849,000 in fiscal year 2009, $1.7 million in fiscal year 2008 and approximately $289,000 during fiscal year 2007.

Interest Rate Risk.    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we typically invest in high quality debt securities. Due to the nature of our investments, we believe that there is no material risk exposure. We are exposed to market risks related to fluctuations in interest rates on variable rate debt under our revolving credit facility. We have drawn $30.0 million on our $50.0 million credit facility as of December 31, 2009 and an additional $10.0 million was drawn in February of fiscal year 2010 to fund our recent acquisition of Xenos. We expect to pay approximately $1.3 million in interest annually through fiscal year 2012. The interest may increase significantly if we decide to draw on the remaining $10.0 million balance under this arrangement or if interest rates were to increase significantly.

A sensitivity analysis was performed on the outstanding portion of our $40.0 million debt obligation as of February 1, 2010. The analysis is based on an estimate of the hypothetical changes in annual interest expense that would result from an immediate increase/decrease in interest rates.

The analysis is shown as of February 1, 2010:

Change in annual interest expense (in thousands)
-1.5%	-1.0%	-0.5%	+0.5%	+1.0%	+1.5%
(600)	(400)	(200)	200	400	600

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

Our investments portfolio includes auction rate securities (“ARS”). The ARS market was highly liquid prior to fiscal year 2008. During fiscal year 2008, however, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue of the securities that holders desired to sell at auction. Additional information regarding our ARS investment portfolio is detailed in Note 3 to the Consolidated Financial Statements for the period ended December 31, 2009.

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

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in part under the caption “Actuate Executive Officers” in Part I, Item 1, of this report, and the remainder is contained in Actuate’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the captions “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding (i) any amendments to the Code, or (ii) any waivers under the Code relating to our Chief Executive Officer, Chief Financial Officer or Controller, by posting such information under the investors/corporate governance section of our website at www.actuate.com.

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

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2009 that were either approved or not approved by stockholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of available securities remaining for future issuance
Equity compensation plans approved by stockholders (1)	15,506,308	$3.96	17,133,751
Equity compensation plans not approved by stockholders (2)	322,430	$2.47	701,600

Total	15,828,738	$3.93	17,835,351

(1)

Consists of five plans: our Amended and Restated 1998 Equity Incentive Plan, Tidestone 1998 Incentive Stock Option Plan, Tidestone Non-Qualified Stock Option Plan of 1999, 1998 Non-Employee Directors Option Plan, and the Amended and Restated 1998 Employee Stock Purchase Plan. On January 1, 2010, the

number of shares reserved for issuance under the Amended and Restated 1998 Equity Incentive Plan automatically increased by 2,273,137 shares. A total of 19,025 shares of common stock reserved for issuance under Xenos Group 2000 Amended Stock Option Plan are not included in the table above because the plan was assumed on February 1, 2010.

(2)	Consists of one plan: our 2001 Supplemental Stock Option Plan. See Note 8 of the Notes to Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

2.2	Acquisition Agreement dated as of December 8, 2009 between Actuate Corporation and Xenos Group Inc.
3.1 (4)	Form of Third Amended and Restated Certificate of Incorporation.
3.2 (10)	Form of Amended and Restated Bylaws of the Registrant.
4.2 (2)	Specimen Common Stock Certificate.
10.1 (11)+	Form of Indemnification Agreement.
10.2 (1)+	1994 Stock Option Plan, as amended.
10.3 (1)+	Amended and Restated 1998 Equity Incentive Plan.
10.4 (1)+	Amended and Restated 1998 Employee Stock Purchase Plan.
10.5 (1)+	1998 Non-Employee Directors Option Plan.
10.6 (5)+	2001 Supplemental Stock Option Plan.
10.7 (1)+	Offer Letter between the Company and Daniel A. Gaudreau dated May 7, 1997.
10.8 (3)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated August 18, 1999.
10.9 (3)	First Amendment to Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 31, 1999.
10.10 (5)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 21, 2000.
10.11 (7)+	Form of Severance Agreement (All Section 16 Officers)
10.12 (9)	Credit Agreement between Actuate and Wells Fargo Foothill, LLC (“Wells Fargo”) dated November 5, 2008.
10.13 (12)	Office Building Sublease between Actuate and Oracle Corporation dated June 5, 2007.
10.14 (14)+	Amendment to Amended and Restated 1998 Equity Incentive Plan.
16.1 (6)	Letter from Ernst & Young LLP to the Securities and Exchange Commission stating whether or not they agree with the statements made by the Registrant in Item 4 of this Current Report on Form 8-K.
21.1	Subsidiaries of Actuate Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741).
(2)	Incorporated by reference to our Amended Registration Statement on Form S-1/A.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2000.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2001.
(6)	Incorporated by reference to our Form 8-K filed on June 16, 2004.
(7)	Incorporated by reference to our Form 8-K filed on October 25, 2007.
(8)	Incorporated by reference to our Form 8-K filed on December 27, 2007.
(9)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2007.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(11)	Incorporated by reference to our Form 8-K filed on February 3, 2009.
(12)	Incorporated by reference to our Form 8-K filed on June 5, 2007.
(14)	Incorporated by reference to our Form 8-K filed on April 23, 2009.
+	Indicates management or compensatory plan or arrangement.

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

Date: March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICOLAS C. NIERENBERG Nicolas C. Nierenberg	Chairman of the Board and Chief Architect	March 10, 2010

/s/ PETER I. CITTADINI Peter I. Cittadini	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2010

/s/ DANIEL A. GAUDREAU Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2010

/s/ GEORGE B. BEITZEL George B. Beitzel	Director	March 10, 2010

/s/ KENNETH E. MARSHALL Kenneth E. Marshall	Director	March 10, 2010

/s/ ARTHUR C. PATTERSON Arthur C. Patterson	Director	March 10, 2010

/s/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	March 10, 2010

ACTUATE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Actuate Corporation:

We have audited the accompanying consolidated balance sheets of Actuate Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as set forth in Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actuate Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Actuate Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Mountain View, California

March 10, 2010

ACTUATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$53,173	$24,772
Short-term investments	22,358	17,278
Accounts receivable, net of allowances of $749 and $606 at December 31, 2009 and 2008, respectively	33,176	28,017
Other current assets	5,667	6,620

Total current assets	114,374	76,687
Property and equipment, net	3,786	4,729
Goodwill	36,114	36,114
Purchased intangibles	900	1,800
Non-current deferred tax assets	12,920	12,602
Investments	—	16,391
Other assets	1,670	2,189

	$169,764	$150,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,372	$2,067
Current portion of restructuring liabilities	2,796	3,206
Accrued compensation	4,918	4,514
Other accrued liabilities	5,330	5,299
Income taxes payable	845	—
Deferred revenue	44,999	40,900

Total current liabilities	60,260	55,986

Long-term liabilities:
Note payable	30,000	30,000
Other liabilities	769	1,054
Long-term deferred revenue	1,288	2,472
Long-term income taxes payable	806	1,660
Restructuring liabilities, net of current portion	622	3,092

Total long-term liabilities	33,485	38,278

Commitments and contingencies (Notes 7 and 13)
Non-controlling interest in subsidiary	617	584
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 78,571,349 and 75,514,061 shares, respectively; outstanding 45,462,744 and 44,169,649 shares, respectively	45	44
Additional paid-in capital	177,577	160,619
Treasury stock, at cost; 33,108,605 and 31,344,412 shares, respectively	(127,338)	(117,256)
Accumulated other comprehensive (loss)	(205)	(887)
Retained earnings	25,323	13,144

Total stockholders’ equity	75,402	55,664

	$169,764	$150,512

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Revenues:
License fees	$36,146	$39,989	$53,216
Maintenance	76,466	76,695	71,336
Professional services and training	6,721	14,306	16,074

Total revenues	119,333	130,990	140,626

Costs and expenses:
Cost of license fees	934	1,396	1,997
Cost of services	17,843	23,330	24,927
Sales and marketing	41,747	51,830	55,312
Research and development	20,267	22,035	21,826
General and administrative	20,315	18,470	17,784
Amortization of purchased intangibles	680	948	948
Restructuring charges	348	1,506	1,686

Total costs and expenses	102,134	119,515	124,480

Income from operations	17,199	11,475	16,146
Interest income and other income, net	294	901	3,311
Interest expense	(1,404)	(116)	(156)

Income before provision for income taxes	16,089	12,260	19,301
Provision for (benefit) from income taxes	3,910	(1,318)	(863)

Net income	$12,179	$13,578	$20,164

Basic net income per share	$0.27	$0.23	$0.33

Shares used in basic net income per share calculation	45,131	60,025	60,838

Diluted net income per share	$0.25	$0.21	$0.29

Shares used in diluted net income per share calculation	49,396	65,049	68,722

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2007	69,397,135	$61	$121,562	(8,503,846)	$(23,300)	$40	$(20,553)	$77,810
Comprehensive income
Net income	—	—	—	—	—	—	20,164	20,164
Net unrealized gains on available-for- sale securities	—	—	—	—	—	65	—	65
Currency translation	—	—	—	—	—	494	—	494

Total comprehensive income								20,723
Issuance of common stock upon exercise of stock options	3,282,257	4	8,285	—	—	—	—	8,289
Issuance of common stock under Employee Stock Purchase Plan	311,718	—	878	—	—	—	—	878
Stock based compensation	—	—	8,986	—	—	—	—	8,986
Stock repurchase	—	(4)	—	(3,059,149)	(20,424)	—	—	(20,428)
Impact from adoption of FIN 48	—	—	—	—	—	—	(45)	(45)
Tax benefits from employee stock options	—	—	4,760	—	—	—	—	4,760

Balance at December 31, 2007	72,991,110	$61	$144,471	(11,562,995)	$(43,724)	$599	$(434)	$100,973

Comprehensive income
Net income	—	—	—	—	—	—	13,578	13,578
Net unrealized gains on available-for- sale securities	—	—	—	—	—	27	—	27
Currency translation	—	—	—	—	—	(1,513)	—	(1,513)

Total comprehensive income								12,092
Issuance of common stock upon exercise of stock options	2,100,088	2	4,924	—	—	—	—	4,926
Issuance of common stock under Employee Stock Purchase Plan	422,863	1	1,738	—	—	—	—	1,739
Stock based compensation	—	—	9,122	—	—	—	—	9,122
Stock repurchase	—	(20)	—	(19,781,417)	(73,532)	—	—	(73,552)
Non-controlling interest in subsidiary	—	—	(584)	—	—	—	—	(584)
Tax benefits from employee stock options	—	—	948	—	—	—	—	948

Balance at December 31, 2008	75,514,061	$44	$160,619	(31,344,412)	$(117,256)	$(887)	$13,144	$55,664

Comprehensive income
Net income	—	—	—	—	—	—	12,179	12,179
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(23)	—	(23)
Currency translation	—	—	—	—	—	705	—	705

Total comprehensive income								12,861
Issuance of common stock upon exercise of stock options	2,674,350	3	6,998	—	—	—	—	7,001
Issuance of common stock under Employee Stock Purchase Plan	381,514	—	1,154	—	—	—	—	1,154
Stock based compensation	—	—	6,686	—	—	—	—	6,686
Stock repurchase	—	(2)	—	(1,764,193)	(10,065)	—	—	(10,067)
Adjustment to the value of non-controlling interest in subsidiary	—	—	(33)	—	—	—	—	(33)
Other adjustments	1,424	—	17	—	(17)	—	—	—
Tax benefits from employee stock options	—	—	2,136	—	—	—	—	2,136

Balance at December 31, 2009	78,571,349	$45	$177,577	(33,108,605)	$(127,338)	$(205)	$25,323	$75,402

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Operating activities
Net income	$12,179	$13,578	$20,164
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation expense	6,686	9,122	8,986
Excess tax benefits from stock based compensation expense	(1,766)	(642)	(4,826)
Amortization of purchased intangibles	900	1,419	1,947
Amortization of debt issuance cost	280	48	—
Depreciation	2,223	2,228	2,367
Deferred tax asset utilization	226	135	(178)
Other than temporary impairment/(gain) on Auction Rate Securities (ARS)	(659)	2,593	—
Loss/(Gain) on fair value of put option	588	(2,509)	—
Accretion premium/(discount) on short-term investments	51	252	(259)
Net operating loss utilizations/(carry-forward) related to prior acquisitions	—	(228)	107
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(5,159)	10,558	(7,342)
Other current assets	710	1,190	(795)
Accounts payable	(695)	(1,312)	672
Accrued compensation	404	(1,812)	293
Other accrued liabilities	299	(1,023)	1,194
Deferred tax assets	362	(3,469)	(5,903)
Income taxes receivable/payable	1,431	2,773	4,495
Deferred tax liability	24	—	(420)
Other deferred liabilities	(286)	(70)	1,101
Restructuring liabilities	(2,880)	(2,511)	(1,747)
Deferred revenue	2,915	(479)	2,998

Net cash generated by operating activities	17,833	29,841	22,854

Investing activities
Purchase of property and equipment	(1,280)	(1,688)	(2,956)
Change in restricted cash	229	(260)	(395)
Proceeds from maturities of short-term investments	36,251	79,844	118,022
Purchase of short-term investments	(24,943)	(66,875)	(135,679)
Acquisition of performancesoft, Inc., net of cash acquired	—	—	(5,632)
Proceeds from security deposit	—	—	209
Net change in other assets	(15)	—	(127)

Net cash generated by (used in) investing activities	10,242	11,021	(26,558)

Financing activities
Proceeds from the credit facility, net of issuance cost	—	29,598	—
Tax benefits from exercise of stock options	1,766	642	4,826
Proceeds from issuance of common stock	8,155	6,661	9,162
Stock repurchases	(10,300)	(72,946)	(20,423)

Net cash used in financing activities	(379)	(36,045)	(6,435)

Net increase (decrease) in cash and cash equivalents	27,696	4,817	(10,139)
Effect of exchange rate on cash and cash equivalents	705	(1,513)	494
Cash and cash equivalents at the beginning of the year	24,772	21,468	31,113

Cash and cash equivalents at the end of the year	$53,173	$24,772	$21,468

Supplemental disclosure of cash flow information
Cash paid for interest	$1,058	$27	$154
Cash paid for income taxes	$910	$105	$2,333

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Actuate Corporation (“Actuate” or the “Company”) provides software and services to develop and deploy Rich Internet Applications that deliver rich interactive content that improve customer loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide stakeholders inside and outside the firewall, including employees, customers, partners and citizens with information that they can easily access and understand to increase revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions.

Actuate was incorporated in November 1993 in the State of California and re-incorporated in the State of Delaware in July 1998. Actuate’s principal executive offices are located at 2207 Bridgepointe Parkway, San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.org and www.birt-exchange.com.

Basis of Presentation

The consolidated financial statements include the accounts of Actuate and its wholly-owned and majority-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in the United States, Canada, Switzerland, United Kingdom, Germany, France, Singapore, Japan and China. All intercompany balances and transactions have been eliminated.

As of December 31, 2009, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. During the first quarter of fiscal year 2009, we adopted new accounting guidance for noncontrolling interests in subsidiaries as issued by the Financial Accounting Standards Board (“FASB”). The new accounting guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

Actuate Japan’s financial results are reflected in each revenue, cost of revenue and expense category in the consolidated statement of operations. Through December 31, 2009, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. Although the Company plans to maintain and expand selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan are not expected to be significant.

During fiscal year 2009, we adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company has evaluated subsequent events through March 10, 2010, the issuance date of the financial statements for the year ended December 31, 2009. All appropriate subsequent event disclosures have been made in the notes to the Company’s consolidated financial statements.

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

Certain Risks and Uncertainties Pertaining to the Macroeconomic Environment

During the past two fiscal years, the software industry experienced significant challenges, primarily due to a deteriorating macroeconomic environment, which was primarily characterized by diminished product demand. Some of the Company’s customers may continue to face financial challenges in fiscal year 2010. It is unclear when the macroeconomic environment may improve. The Company is seeing increasing pressures on its customers’ information technology budgets, and therefore its customers are looking for more flexibility in the type of software and the timing of such purchases. The current economic downturn in the Company’s customers’ industries has affected its license revenues and could continue to adversely impact its future business.

The Company’s customers may also experience adverse changes in their business and, as a result, may delay or default on their payment obligations, file for bankruptcy or modify or cancel plans to license its products. If the Company’s customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company, although these obligations are generally not cancelable. Though the Company has not yet experienced any unusual levels of defaults, any material payment default by its customers or significant reductions in existing contractual commitments could have an adverse effect on its operating results.

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

Actuate recognizes revenues in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition. For sales to end-user customers, Actuate recognizes license revenues when a license agreement has been signed by both parties or a definitive agreement has been received from the customer, the product has been physically shipped or electronically made available, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectability is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence of fair value of sales to end users is based on the price charged when an element is sold separately. Actuate has not established vendor-specific objective evidence of fair value for its licenses. Therefore, the Company recognizes revenues from arrangements with multiple elements

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

involving software licenses under the residual method which means the full fair value is allocated to the undelivered elements while the remaining value of the arrangement is allocated to the delivered elements. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met. Actuate enters into reseller and distributor arrangements that typically give such distributors and resellers the right to distribute its products to end-users headquartered in specified territories. Actuate recognizes license revenues from arrangements with U.S. resellers and distributors when there is persuasive evidence of an arrangement with the reseller or distributor, the product has been shipped, the fees are fixed or determinable, and collectability is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Actuate recognizes license revenues from arrangements with international resellers and distributors upon receipt of evidence of sell-through and when all other revenue recognition criteria have been met. If it is not practical to obtain evidence of sell-through, the Company defers revenues until the end-user has been identified and cash has been received. In some instances there is a timing difference between when a reseller completes its sale to the end-user and the period in which Actuate receives the documentation required for revenue recognition. Because Actuate delays revenue recognition until the reporting period in which the required documentation is obtained, it may recognize revenue in a period subsequent to the period in which the reseller completes the sale to its end-user.

Actuate also enters into OEM arrangements that provide for license fees based on the bundling or embedding of its products with the OEM’s products. These arrangements generally provide for fixed, irrevocable royalty payments. Actuate recognizes license fee revenues from U.S. and international OEM arrangements when a license agreement has been executed by both parties, the product has been shipped, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectability is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement.

Actuate also has a software-as-a-service offering called OnPerformance. Actuate recognizes revenue on its OnPerformance licenses ratably over the term of the underlying arrangement.

The Company typically establishes vendor specific objective evidence of fair value under a “bell-shaped curve” approach. However, for certain types of license transactions, including OEM and site licenses, the Company uses a “stated maintenance renewal” approach.

Credit-worthiness and collectability for end-users are assessed based on payment history and current credit profile. When a customer is not deemed credit-worthy, revenues are deferred and recognized upon cash receipt.

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

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of cash deposited with banks and highly liquid, high-quality instruments with maturities at the date of purchase of 90 days or less. Such instruments typically include money market securities, commercial paper, and other high quality debt instruments. In accordance with FASB authoritative

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guidance related to accounting for certain investments in debt and equity securities, and based on its intentions regarding these instruments, the Company classifies all of its short-term investments, other than Auction Rate Securities (“ARS”), as available-for-sale, and account for these investments at fair value. Short-term investments consist primarily of high quality debt securities with original maturities over 90 days, and may include corporate notes, United States government agency notes, municipal notes, and auction rate securities. The ARS held by us are primarily backed by highly rated municipal issuers. The cost of securities sold is based on the specific identification method.

In fiscal year 2008, all ARS were reclassified to long-term investments because auctions for the Company’s ARS securities failed and there was no assurance that future auctions would succeed.

In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS its ARS portfolio at the $16.5 million par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company is permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. At December 31, 2009, the Company has valued the Put Option at the approximate present value of the difference between the fair market value and the par value of the ARS.

At December 31, 2009, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allows, which is currently expected to be June 30, 2010.

The Company has no reason to believe that any of the underlying issuers of its ARS are presently at risk of default. Through December 31, 2009, the Company has continued to receive interest payments on the ARS in accordance with their terms. Currently, interest is being earned at the maximum contractual rate, which may not exceed the one year trailing average rate on the three month Treasury Bill plus 120 basis points. The Company believes that it will ultimately be able to liquidate its ARS related investments without significant loss primarily due to the collateral securing the ARS and the legal settlement it has entered into with UBS. However, it could take until final maturity of the ARS (up to 38 years) to realize the investments’ par value.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. No customer had a balance in excess of 10% of our net accounts receivable as of December 31, 2009 or 2008.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of investments and accounts receivable. Actuate places its investments with high-credit-quality multiple issuers. The Company sells to a diverse customer base, predominantly to customers in the United States and Europe. No single customer has accounted for more than 10% of total sales in any period presented. Actuate does not require collateral on sales with credit terms.

The Company’s accounts receivable is subject to collection risks. The Company’s gross accounts receivable is reduced for this risk by an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of Actuate’s customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors. The Company looks at factors such as past collection experience, credit quality of the customer, age of the receivable balance, and current economic conditions. These facts are reviewed to determine whether a specific reserve for bad debt should be recorded to reduce the related receivable to the amount believed to be collectible. The Company also ceases recognizing revenues on any outstanding domestic maintenance renewal invoices which are older than 90 days past due.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which range from two to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life, which range from four to ten years. The Company only capitalizes fixed assets with an initial value in excess of a $1,000 threshold. Purchased items below that initial threshold value are immediately expensed.

Goodwill and Other Purchased Intangible Assets

Goodwill and other intangibles are tested for impairment annually, or more frequently, if impairment indicators arise. Other intangible assets consist of customer lists, purchased technologies, and trademarks acquired from various acquisitions. Intangible assets acquired in business acquisitions are recorded at their fair

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

values using the income approach or cost approach. These other intangible assets are being amortized over their expected useful lives not exceeding five years using the straight-line method. See Note 5 for further discussion.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in sales and marketing expense and amounted to $278,000, $734,000 and $953,000 in fiscal years 2009, 2008 and 2007, respectively.

Income Taxes

We provide for the effect of income taxes in our Consolidated Financial Statements using the asset and liability method. We also apply a two-step approach to determining the financial statement recognition and measurement of uncertain tax positions.

Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision (benefit) for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision (benefit) for income taxes include the geographic mix and amount of income (loss), our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Our judgments also include anticipating the tax positions we will take on tax returns before actually preparing and filing the tax returns. Our estimates and assumptions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved. Changes in our business, tax laws or our interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this assessment, we take into account predictions of the amount and category of taxable income from various sources and all available positive and negative evidence about these possible sources of taxable income. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. Based on the analysis of positive and negative factors noted above, we have no valuation allowance against deferred tax assets generated in the Company’s US jurisdiction. We maintain a full valuation allowance against deferred tax assets in foreign jurisdictions with a history of losses and a partial valuation allowance in foreign jurisdictions where operating results beyond a

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain time frame are less reliable. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in an income tax benefit in the period such determination is made.

We only recognize an income tax position with respect to uncertain tax positions in our financial statements that we judge is more likely than not to be sustained solely on its technical merits in a tax audit, including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If an income tax position meets the more likely than not recognition threshold, then we must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled, we must also estimate the likelihood that a taxing authority would review a tax position after a tax examination has otherwise been completed. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

Sales Taxes

The Company presents its revenues net of sales tax in its Consolidated Statements of Income.

Foreign Currency Translation

The functional currency of each of the Company’s foreign subsidiaries is the foreign subsidiary’s local currency except for the Company’s Cayman subsidiary, whose books and records are maintained in U.S. dollars, and accordingly its functional currency is the U.S. dollar. Actuate translates the assets and liabilities of its international non-U.S. functional currency subsidiaries into U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheet. Currency transaction gains or losses are recorded in Interest income and other income, net in the accompanying Consolidated Financial Statements.

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

	Year ended December 31,
	2009	2008	2007
Weighted-average shares of common stock outstanding	45,131	60,025	60,838
Weighted-average dilutive stock options outstanding under the treasury stock method	4,265	5,024	7,884

Weighted-average common shares used in computing diluted net income per share	49,396	65,049	68,722

The weighted-average number of common shares excluded from the calculation of diluted net income per share was, 7,498,284 shares, 6,440,639 and 2,947,917 shares in fiscal years 2009, 2008 and 2007, respectively. These shares were excluded from Actuate’s calculation of weighted-average common shares used in computing dilutive net income per share as they were anti-dilutive. These anti-dilutive options could be dilutive in the future.

The weighted average exercise price of excluded stock options was $5.56, $6.09 and $6.62 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Recent Accounting Pronouncements

In the fourth quarter of 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We will adopt this guidance beginning January 1, 2010 and we do not expect this accounting guidance to materially impact our financial statements.

In the fourth quarter of 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010,

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. We will adopt this guidance beginning January 1, 2010. The adoption of this accounting guidance will not have an impact on our consolidated financial statements.

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

During the first quarter of 2009, we adopted new accounting guidance for business combinations as issued by the FASB. The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. Contingent consideration will be recognized at its fair value on the acquisition date and changes in fair value will be recognized in earnings until settled. In addition, acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. We will adopt the new business combination guidance in the first quarter of fiscal 2010. The impact of adoption will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation in the consolidated financial statements. Specifically, the operating activities section of the fiscal year 2007 and 2008 Consolidated Statement of Cash Flows was expanded to separately disclose the impact of excess tax benefits from stock based compensation expense.

Corrections of immaterial errors in previously issued financial statements:

During the fourth quarter of 2009, the Company corrected an error in its accounting for excess tax benefits from the exercise of employee stock options, resulting in an immaterial error to the Consolidated Statement of Cash Flows which affected fiscal year 2006 through September 30, 2009. Management evaluated the materiality of errors from qualitative and quantitative perspectives and concluded that the errors were immaterial to the current and prior periods. Consequently, the Company has revised the accompanying consolidated financial statements for fiscal 2008 and 2007 and will also revise its historical financial statements when they are published in future filings. For fiscal year 2008, the correction of the immaterial error resulted in an increase of approximately $306,000 to cash generated by operating activities and a corresponding decrease to cash generated by financing activities. For fiscal year 2007, the correction of the immaterial error resulted in a decrease of approximately $66,000 to cash generated by operating activities and a corresponding increase to cash generated by financing activities. The corrections of these immaterial errors had no impact on the consolidated balance sheets or statements of income for the years presented.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Investment in Actuate Japan

Noncontrolling (minority) Interest—The minority shareholder of Actuate Japan has a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company has the option to call the non-controlling interest. The redeemable non-controlling interest as of December 31, 2009 was approximately 12% of the total equity interest. If the non-controlling interest shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $617,000 to purchase these shares. The Company measures and discloses a redeemable non-controlling interest in accordance with the policy discussed above at the calculated redemption value of the put option embedded in the non-controlling interest. The non-controlling shareholder is also a distributor of Actuate products in Japan, although the volume of revenues sold through this distributor has historically been immaterial to Actuate Corporation. The Company consolidated 100% of the operating results of Actuate Japan and all investments in the subsidiary are eliminated in consolidation. Through December 31, 2009, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. Although the Company plans to maintain and expand its selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan is not expected to be significant in the near future. As of the date of this filing, the remaining non-controlling shareholder has not notified the Company of any intent to exercise its put option.

3.	Cash, Cash Equivalents and Investments

The Company adopted FASB’s authoritative guidance related to the fair value measurements of financial instruments effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and other current liabilities the carrying amounts approximate their fair value due to the relatively short maturity of these balances. We also believe that the carrying value of our note payable approximates fair value as its been less than one year since we have entered into this Credit Agreement and that the interest rate on this note is based on a floating market rate.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of December 31, 2009
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$29,438	$29,438	$—	$—
Term deposits	2,144	2,144	—	—
Corporate bonds	3,690	—	3,690	—
Federal and municipal obligations	2,206	—	2,206	—
ARS	14,541	—	—	14,541
Put Option	1,921	—	—	1,921

	$53,940	$31,582	$5,896	$16,462

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

Our investment portfolio includes Auction Rate Securities (“ARS”). They are usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. The ARS held by us are primarily backed by highly rated municipal issuers.

As of December 31, 2009, the Company had approximately $16.5 million in ARS at par value. Since February 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.

In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS its ARS portfolio at the $16.5 million par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company is permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished.

The Company has valued the Put Option at the approximate present value of the difference between the fair market value and the par value of the ARS.

The Company values all of its Level 3 investments using an income approach. The Company’s ARS are valued based on a discounted cash flow model using various assumptions for expected term, discount rate, credit premium and liquidity premium. At December 31, 2009, the Company has classified the ARS and the related Put

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allows, which is currently expected to be June 30, 2010.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS and Put Option measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal year 2009 (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at December 31, 2008	$16,391
Recorded net gain on ARS included in earnings	659
Net loss on fair value of Put option included in earnings	(588)

Balance at December 31, 2009	$16,462

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Realized Changes in fair value	Estimated Fair Value
Balance at December 31, 2009
Classified as cash and cash equivalents:
Cash	$21,591	$—	$—	$—	$21,591
Term deposits	2,144	—	—	—	2,144
Money market funds	29,438	—	—	—	29,438

	53,173	—	—	—	53,173
Classified as short-term investments:
Commercial paper	3,679	13	(2)	—	3,690
Corporate bonds	2,200	6	—	—	2,206
ARS	16,475	—	—	(1,934)	14,541
Put option	—	—	—	1,921	1,921

	22,354	19	(2)	(13)	22,358

Total	$75,527	$19	$(2)	$(13)	$75,531

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Realized Changes in fair value	Estimated Fair Value
Balance at December 31, 2008
Classified as cash and cash equivalents:
Cash	$21,947	$—	$—	$—	$21,947
Money market funds	1,050	—	—	—	1,050
Federal and municipal obligations	1,775	—	—	—	1,775

	24,772	—	—	—	24,772
Classified as short-term investments:
Corporate bonds	11,668	29	(24)	—	11,673
Federal and municipal obligations	5,570	35	—	—	5,605

	17,238	64	(24)	—	17,278
Classified as non-current investments:
ARS	16,475	—	—	(2,593)	13,882
Put option	—	—	—	2,509	2,509

	16,475	—	—	(84)	16,391

Total	$58,485	$64	$(24)	$(84)	$58,441

At this time, the Company has the ability to hold all of its short-term investments to maturity and does not intend to sell any of its short-term investments in an unrealized loss position, other than its ARS and Put Option. The Company believes that, due to the nature of the Company’s investments, the financial condition of the issuer and the Company’s ability to hold these investments through these short-term loss positions, factors would not indicate that these unrealized losses on investments, other than ARS and the Put Option, should be viewed as other-than-temporary.

Short-term investments, other than ARS, are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income (Loss). At December 31, 2009, Actuate has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments, with exception of ARS, remain highly liquid and available for use in current operations.

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Furniture and fixtures	$1,155	$1,075
Computers and software	8,343	8,465
Leasehold improvements	3,932	3,714

Total	13,430	13,254
Less: accumulated depreciation	(9,644)	(8,525)

Property and equipment, net	$3,786	$4,729

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Goodwill and Purchased Intangible Assets

In accordance with the authoritative guidance issued by the FASB on accounting and reporting for acquired goodwill and other intangible assets, the Company performs its annual impairment test of goodwill on October 1st of each year. The authoritative guidance issued by FASB requires that goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. The potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recorded book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed on October 1, 2009. As a result, the Company did not record any impairment related to its goodwill for the twelve months ended December 31, 2009.

The Company’s goodwill balance of $36.1 million was unchanged at December 31, 2009 when compared to the balance reported at the end of fiscal year 2008.

Other Intangibles

Other purchased intangible assets consist of the following (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Adjustment to Purchase Price Allocation	Net Carrying Amount
Customer list	$14,000	$(13,320)	$680	$14,000	$(12,640)	$—	$1,360
Purchased technologies	8,002	(7,782)	220	8,430	(7,562)	(428)	440

	$22,002	$(21,102)	$900	$22,430	$(20,202)	$(428)	$1,800

Amortization of purchased intangible assets was approximately $900,000, $1.4 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Of these totals, approximately $220,000, $474,000 and $999,000 were related to the amortization of purchased technologies for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of purchased technologies is included in cost of license fees with the remaining balance included in amortization of purchased intangibles in the accompanying consolidated statements of income. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2010	$900
Thereafter	—

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31, 2009	December 31, 2008
Maintenance and support	$42,031	$38,070
Other	4,256	5,302

	$46,287	$43,372
Less: current portion	(44,999)	(40,900)

Long-term deferred revenue	$1,288	$2,472

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

Other deferred revenue consists of deferred license, training and consulting fees generated from arrangements which did not meet some or all of the revenue recognition criteria and are, therefore, deferred until all revenue recognition criteria have been met.

7.	Contractual Obligations and Commercial Commitments

General

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our consolidated financial position or results of operations.

Revolving credit line

In November 2008, the Company entered into a four year revolving line of credit agreement with Wells Fargo, LLC (“Credit Agreement”). The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but not to exceed 80% of the recurring maintenance revenue. As of December 31, 2009, the Company owed $30.0 million on the credit facility. There are no minimum pay-down requirements under the terms of this credit facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1.0 million was paid as of December 31, 2009. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary in November of fiscal year 2011. These costs are being capitalized and amortized over four years. These costs are classified in the Company’s Consolidated Balance Sheet at December 31, 2009 as current assets if amortized within one year or non-current assets if amortized beyond one year.

As of December 31, 2009, the remaining balance available under the revolving credit facility was approximately $20.0 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10.0 million the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of December 31, 2009, the Company was able to meet the 80% test as well as the $10 million minimal cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Company incurred approximately $1.1 million of interest expense associated with the credit facility in fiscal year 2009.

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

The Credit Agreement contains financial covenants, which, among other things, require the Company to maintain specified financial ratios and impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. The Company was in compliance with these financial and non-financial covenants at December 31, 2009. The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate International Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

The Company believes that cash flows from operations will be sufficient to meet its current debt service requirements for interest and any required prepayments under the Credit Agreement. However, if such cash flow is not sufficient, the Company may be required to issue additional debt or equity securities, refinance its obligations, or take other actions in order to make such scheduled payments. The Company cannot be sure that it would be able to effect any such transactions on favorable terms, if at all and failure to do so may cause an event of default under the Credit Agreement, which would have a material adverse effect on the Company’s business, operating results and financial conditions.

Operating Lease Commitments

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. In anticipation of this event, on September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At December 31, 2009, the deferred rent liability balance totaled approximately $929,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $320,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $609,000 classified under other long term liabilities section of our consolidated balance sheet at December 31, 2009. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in April 2011 and this facility is being entirely subleased. Actuate also leases office facilities in various locations in the United States and abroad. All facilities are leased under operating leases.

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

In prior periods, Actuate pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash remains classified as Other Assets in the accompanying Consolidated Balance Sheet as of December 31, 2009.

The following table summarizes our contractual obligations as of December 31, 2009 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$13,529	$6,762	$5,673	$981	$113
Interest and loan obligations (2)	43,956	1,343	42,613	—	—
Obligations for uncertain tax positions (3)	806	—	806	—	—

Total	$58,291	$8,105	$49,092	$981	$113

(1)	Actuate’s future contractual obligations include minimum lease payments under operating leases at December 31, 2009. Of the remaining future minimum lease payments, approximately $4.8 million is included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2009.

(2)	Estimated interest, commitment fees and principal related to the revolving line of Credit Agreement with Wells Fargo Foothill.

(3)	Represents the tax liability associated with uncertain tax positions. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 11 of our Notes to these Consolidated Financial Statements.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our contractual sublease proceeds as of December 31, 2009 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Contractual benefits:
Sublease proceeds (1)	$2,304	$1,689	$615	$—	$—

Total	$2,304	$1,689	$615	$—	$—

(1)	Contractual sublease proceeds associated with approximately $4.8 million of minimum lease payments that are included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2009. These minimum lease payments are also included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2009.

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

Stock Option Plans

Amended and Restated 1998 Equity Incentive Plan.    In May 1998, the Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”) was adopted by the Board of Directors and approved by the stockholders in July 1998. Employees, consultants and directors are eligible for awards under the 1998 Plan. Initially, a total of 5,200,000 shares of common stock were reserved for issuance under the 1998 Plan. Until January 2, 2010, on January 1 of each year, the number of shares reserved for issuance under the 1998 Plan is increased automatically by the lesser of (i) 5% of the total number of shares of common stock then outstanding or (ii) 2,800,000 shares (the “Evergreen Feature”). Effective January 2, 2010, the Evergreen Feature was terminated. The 1998 Plan has been amended and restated to account for stock splits.

Under the 1998 Plan, eligible participants may be awarded options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted shares or stock units (collectively, the “Awards”). Options under the 1998 Plan may be incentive stock options designed to satisfy Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or non-statutory stock options not designed to meet such requirements. If restricted shares or shares issued upon the exercise of options granted under the 1998 Plan are forfeited, then such shares will again become available for Awards under the 1998 Plan. If stock units, options or SARs granted

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the 1998 Plan are forfeited or terminated for any other reason before being exercised, then the corresponding shares will again become available for Awards under the 1998 Plan. The exercise price for non-statutory and incentive stock options granted under the 1998 Plan may not be less than 85% or 100%, respectively, of the fair market value of the common stock on the option grant date. The Board may amend or terminate the 1998 Plan at any time. Amendments may be subject to stockholder approval to the extent required by applicable laws. Options granted under the 1998 Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant with the remaining balance vesting monthly over the next three or four years, with a maximum contractual life of ten years. Upon a change in control, an Award under the 1998 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another Award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 1998 Plan will accelerate in full. All outstanding repurchase rights under the 1998 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2009, 14,978,902 shares of common stock were reserved and available for future grants under the 1998 Option Plan.

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

Options granted under the 2001 Plan are exercisable when vested. Shares generally vest at the rate of 25% after one year from the date of grant with the remaining balance vesting monthly over the next four years, with a maximum contractual life of ten years. Upon a change in control, an award under the 2001 Plan will become fully vested as to all shares subject to such award if such award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an award under the 2001 Plan will accelerate in full. All outstanding repurchase rights under the 2001 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2009, 701,600 shares of common stock were reserved and available for future grants under the 2001 Option Plan.

Tidestone Technologies Stock Option Plans.    Tidestone Technologies, Inc.’s 1998 Incentive Stock Option Plan (“T-98 Option Plan”) and Non-qualified Stock Option Plan of 1999 (“T-99 Option Plan”) were assumed by the Company on May 30, 2001, in connection with the acquisition of Tidestone. The T-98 Option Plan and the T-99 Option Plan are collectively known as the “Tidestone Option Plans”. Each option under the Tidestone Option Plans was converted into a right to receive an option to purchase shares of Actuate’s common stock. As of December 31, 2009, a total of 77,968 and 70,509 shares of common stock have been authorized for issuance under the T-98 Option Plan and T-99 Option Plan, respectively.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All options granted under the T-98 Option Plan are incentive stock options qualified under Section 422 of the Code, with a vesting term of five years while the options granted under the T-99 Option Plan are non-statutory stock options with a vesting term of three years. All options have a maximum contractual life of ten years. Options granted under the Tidestone Option Plans are generally exercisable upon grant and are subject to repurchase rights by us until vested. Under the T-99 Option Plan, shares generally vest at the rate of 33% annually. Under the T-98 Option Plan, shares generally vest at the rate of 20% annually. Upon a change in control, an award under the Tidestone Option Plans will become fully vested as to all shares subject to such award if such award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such award with another award of substantially the same terms. The T-98 and T-99 Option Plans reached their maximum contractual ten year life on July 23, 2008 and April 14, 2009, respectively. As a result, employee options are no longer available for issuance under these Plans. As of December 31, 2009, no shares of common stock were reserved and available for future grants under the T-98 and T-99 Option Plans.

1998 Non-Employee Director Option Plan.    The 1998 Non-Employee Directors Option Plan (the “Directors Option Plan”) was adopted by the Board of Directors in May 1998, and approved by the stockholders in July 1998. The Director Option Plan provides for non-employee members of the Board of Directors to be eligible for automatic option grants. 800,000 shares of common stock have been authorized for issuance under the Directors Option Plan. Each individual who first joins the Board as a non-employee director, whether through election or appointment, will receive at that time an automatic option grant for 80,000 shares of common stock. With respect to the initial automatic option grant, the option will become exercisable as to 25% of the shares after one year of Board service, with the balance of the shares becoming exercisable ratably in 36 monthly installments over the remaining period of optionee’s Board service. At each annual stockholders meeting beginning in fiscal year 1999, each current non-employee director will automatically be granted a stock option to purchase 10,000 shares of common stock, whether or not he or she is standing for re-election at that particular meeting. These options become fully vested and exercisable on the first anniversary of such meeting. Each option will have an exercise price equal to the fair market value of the common stock on the automatic grant date and a maximum term of ten years, subject to earlier termination following the optionee’s cessation of Board service.

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

As of December 31, 2009, 230,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares of common stock were 31,739,240 as of December 31, 2009.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under all option plans was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 2006	12,478,102	19,546,918	$0.16-$31.19	$2.98
Additional authorization	2,800,000	—
Options granted	(3,364,700)	3,364,700	$4.99-$8.39	$5.53
Options exercised	—	(3,282,257)	$0.16-$5.90	$2.53
Options forfeited and cancelled	880,215	(880,215)	$1.27-$21.63	$4.40

Balance at December 31, 2007	12,793,617	18,749,146	$0.75-$31.19	$3.45
Additional authorization	2,800,000	—
Options granted	(2,441,280)	2,441,280	$2.20-$7.81	$5.78
Options exercised	—	(2,100,088)	$0.75-$5.11	$2.36
Options forfeited and cancelled	2,213,725	(2,213,725)	$1.80-$8.39	$4.30
Plan shares expired	(35,512)	—

Balance at December 31, 2008	15,330,550	16,876,613	$0.78-$31.19	$3.82
Additional authorization	2,208,482	—
Options granted	(2,435,750)	2,435,750	$3.09-$6.03	$3.70
Options exercised	—	(2,674,350)	$1.49-$5.27	$2.64
Options forfeited and cancelled	809,275	(809,275)	$1.90-$8.01	$5.10
Plan shares expired	(2,055)	—

Balance at December 31, 2009	15,910,502	15,828,738	$0.78-$31.19	$3.94

The weighted-average grant date fair value of stock options granted was $1.90 in fiscal year 2009, $3.58 in fiscal year 2008 and $3.75 in fiscal year 2007. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during fiscal year 2009, 2008 and 2007 was $6.4 million, $3.5 million and $14.0 million, respectively.

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.78-$1.49	3,399,575	3.17 years	$1.49	3,399,575	$1.49
$1.56-$3.36	2,408,355	4.77 years	$2.73	2,344,753	$2.72
$3.37-$3.75	3,698,069	6.45 years	$3.60	1,914,936	$3.63
$3.77-$5.29	3,652,383	5.89 years	$4.68	2,464,010	$4.77
$5.30-$7.86	2,294,356	7.63 years	$6.22	1,213,106	$6.19
$8.03-$11.44	176,000	1.46 years	$8.69	172,166	$8.70
$12.11-$17.50	120,000	1.16 years	$15.70	120,000	$15.70
$31.19-$31.19	80,000	0.16 years	$31.19	80,000	$31.19

$0.78-$31.19	15,828,738	5.41 years	$3.93	11,708,546	$3.72

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009	December 31, 2008
Options Outstanding—Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	15,694,186	16,626,377
Aggregate intrinsic value (in thousands)	$16,007	$7,499
Weighted average exercise price per share	$3.93	$3.79
Weighted average remaining contractual term (in years)	5.38	5.67
Options Exercisable
Options currently exercisable	11,708,546	12,622,056
Aggregate intrinsic value of currently exercisable options (in thousands)	$14,506	$7,437
Weighted average exercise price per share	$3.72	$3.28
Weighted average remaining contractual term (in years)	4.57	4.81

Amended and Restated 1998 Employee Stock Purchase Plan

The 1998 Amended and Restated Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan is automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. If the market price of Actuate’s stock at the end of any six-month purchase period is lower than the stock price at the original grant date, the offering period is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. Employees enrolled prior to August 1, 2006 may purchase up to 500 shares per accumulation period until the end of their current accumulation period at which time they may purchase up to 1000 shares per accumulation period. New participants starting in the August 1 offering period may purchase up to 1000 shares per accumulation period. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with the Company. The Purchase Plan has been amended and restated to account for stock splits. During fiscal year 2009, 2008 and 2007, the Company issued 381,514 shares, 422,863 shares and 311,718 shares, respectively under the Purchase Plan, with a weighted-average purchase price of $3.03, $4.11 and $2.82, respectively. As of December 31, 2009, a total of 5,675,151 shares had been purchased under the Purchase Plan and 1,924,849 shares of common stock were reserved and available for future issuance.

As of December 31, 2009, the number of shares of common stock reserved for future issuance of stock options under all option plans and the Purchase Plan was 17,835,351.

Valuation and Expense of Stock-based Compensation

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the award, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Compensation cost for all stock-based payments granted is based on the grant-date fair value estimated in accordance with the provisions of FASB’s guidance on stock compensation. The Company amortizes its stock-based compensation expense for all awards in accordance with the method described in FASB’s authoritative guidance on accounting for stock appreciation rights and other variable stock option or award plans.

Stock-based compensation expense and the related income tax benefit recognized for the fiscal years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Stock options	$5,534	$7,974	$8,367
ESPP	1,152	1,148	619

Total stock-based compensation	$6,686	$9,122	$8,986

Income tax benefit	$2,136	$948	$4,760

We estimate the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plans. We also look at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimate the volatility of our common stock by using historical volatility over the expected term. We base the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The assumptions we use to estimate the fair value of stock options granted and stock purchase rights granted under our ESPP program for the fiscal years 2009, 2008 and 2007 are as follows:

	Options
	Year ended December 31,
	2009	2008	2007
Dividends	0%	0%	0%
Forfeiture rate	2 – 4%	3 – 4%	3 – 4%
Risk-free interest rate	1.75 – 2.63%	1.50 – 3.50%	3.625 – 4.75%
Expected life (in years)	5.49 – 5.64	5.48 – 5.70	5.31 – 5.50
Expected volatility	56.26 – 59.03%	57.75 – 71.49%	75.36 – 80.41%

	ESPP
	Year ended December 31,
	2009	2008	2007
Dividends	0%	0%	0%
Risk-free interest rate	0.46 – 0.62%	2.05 – 2.18%	4.47 – 5.05%
Expected life (in years)	1.25	1.25	1.25
Expected volatility	69.17 – 94.69%	43.13 – 55.79%	35.78 – 38.66%

During fiscal years 2009, 2008 and 2007, Actuate issued 381,514 shares, 422,863 shares and 311,718 shares, respectively, under the Purchase Plan. The weighted-average fair value of employees’ stock purchase rights under the Purchase Plan during fiscal years 2009, 2008 and 2007 was $2.10, $1.90 and $1.91 per share, respectively.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 3, 2008, the Company announced its intention to commence a “modified Dutch auction” tender offer to purchase up to $60.0 million worth of its common stock, at a price per share not less than $3.15 and not greater than $3.50. On December 29, 2008, the Company announced the final results of its tender offer and agreed to purchase and pay $3.50 per share for 17,142,857 of these shares at a total cost of $60.0 million. This repurchase was completed in fiscal year 2008 and was funded by $30.0 million in cash and an additional $30.0 million drawn under the Company’s credit facility. The Company then subsequently suspended its stock repurchase program.

On July 22, 2009, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company was authorized to repurchase Actuate common stock of up to an aggregate of $10.0 million per quarter.

On January 26, 2010, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock of up to an aggregate of $5.0 million in the first quarter of fiscal year 2010. From the end of the fiscal year through February 26, 2010, the Company has repurchased a total of approximately 942,000 shares for a total of approximately $5.0 million in the open market under this stock repurchase plan.

9.	Actuate 401(k) Plan

The Company sponsors a salary deferral 401(k) plan for all of its eligible domestic employees. This plan allows employees to contribute up to 60% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. Beginning in fiscal year 2007, the Company started to match 50% of the employee’s first 3% contribution. The maximum match in any given plan year is the lower of 3% of the employees’ eligible compensation or the then current Internal Revenue Service (“IRS”) compensation wage limit. The Company’s contributions under the plan were charged to operations.

The following table represents the Company’s contribution activities for the following years:

	Year ended December 31,
	2009	2008	2007
IRS annual wage limit	$245,000	$230,000	$225,000
Maximum match per employee	3,675	3,450	3,375
Employer contributions	$382,000	$382,000	$400,000

10.	Restructuring Charges

During the first half of fiscal year 2009 the Company incurred $83,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of its European subsidiaries. The Company also incurred approximately $28,000 in additional charges related to prior facility closures in North

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

America. These charges were based on actual and estimated costs incurred including estimates of sublease income on portions of its idle facilities that the Company periodically updates based on market conditions and in accordance with its restructuring plans. The restructuring charges incurred during the first half of fiscal year 2009 were accounted for in accordance with the FASB’s guidance on accounting for costs associated with exit or disposal activities. This guidance requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

During the second half of fiscal year 2009 the Company implemented restructuring actions that resulted in aggregate charges of $408,000 and elimination of 12 positions worldwide, across all levels within the sales organization. During the second half of fiscal year 2009 the Company also recorded a $171,000 reduction to its idle facilities reserves as the Company was able to secure a sublease for its Vienna, Virginia facility and true-up operating expenses associated with its idle South San Francisco facility. Historically, restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. These restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans.

During the first half of fiscal year 2008, the Company recorded facility related restructuring charges totaling $271,000. These charges primarily related to lease exit costs associated with our South San Francisco facility; the closure of one of the three floors in our Toronto, Canada facility and the consolidation of our Vienna, Virginia facilities into one location. The Company also incurred approximately $132,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of its European subsidiaries.

In order to size the operations to meet the expected business and economic environment, the Company also implemented a restructuring plan during the second half of fiscal year 2008 to eliminate 46 positions held by Actuate employees primarily in North America. This restructuring impacted all functional areas. The reduction in force was completed in fiscal year 2008. The restructuring plan also resulted in the recognition of costs related to the consolidation of facilities, the cancellation of certain contracts and the write-off of fixed assets located at facilities that have been vacated.

During the first half of fiscal year 2007, the Company evaluated the consolidation of its facilities as a result of the performancesoft acquisition and determined that a $297,000 facility-related restructuring charge was required. This charge was directly related to the consolidation of its three offices located in the United Kingdom into one office. These restructuring charges were accounted for in accordance with FASB’s guidance on accounting for costs associated with exit or disposal activities. This guidance requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

During the second half of fiscal year 2007, the Company recorded a restructuring charge related to the relocation of its headquarters facility from South San Francisco to San Mateo, California and the closure of its service facility in Iselin, New Jersey. These charges were primarily comprised of rent and operating expenses through the end of the lease term for the fully vacated portion of the South San Francisco facility, impairment of fixed assets and leasehold improvements considered abandoned, and relocation costs to the new facility. The Company also recorded restructuring charges for rent and operating expenses for the Company’s Iselin, New Jersey facility. As a result of these relocations, the Company recorded a total restructuring charge of approximately $1.4 million in the second half of fiscal year 2007 in accordance with FASB’s guidance on accounting for costs associated with exit or disposal activities.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2007, 2008 and 2009 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2006	$450	$10,208	$10,658
Restructuring charges	—	1,686	1,686
Cash payments	—	(4,967)	(4,967)
Loss on disposal of assets	—	(244)	(244)
Adjustments	14	(9)	5
Rents collected on the sublease	—	1,669	1,669

Balance at December 31, 2007	464	8,343	8,807
Restructuring charges	1,101	405	1,506
Cash payments	(1,027)	(4,666)	(5,693)
Adjustments	23	(66)	(43)
Rents collected on the sublease	—	1,721	1,721

Balance at December 31, 2008	561	5,737	6,298
Restructuring charges	491	(143)	348
Cash payments	(623)	(4,225)	(4,848)
Adjustments	(14)	3	(11)
Rents collected on the sublease	—	1,631	1,631

Balance at December 31, 2009	415	3,003	3,418
Less: Current portion	(415)	(2,381)	(2,796)

Long-term balance at December 31, 2009	$—	$622	$622

Adjustments reflect the impact of foreign currency translation.

11.	Income Taxes

The following table presents the profit before income taxes for domestic and foreign operations (in thousands):

	Year ended December 31,
	2009	2008	2007
Domestic	$11,112	$4,295	$11,901
Foreign	4,977	7,965	7,400

Profit before income taxes	$16,089	$12,260	$19,301

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expense (benefit) from income taxes consists of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Federal:
Current	$3,506	$66	$4,720
Deferred	201	(2,056)	(5,728)

	3,707	(1,990)	(1,008)

State:
Current	952	70	698
Deferred	189	(1,196)	(897)

	1,141	(1,126)	(199)

Foreign:
Current	(569)	1,447	219
Deferred	(369)	351	125

	(938)	1,798	344

Expense/(benefit) from income taxes	$3,910	$(1,318)	$(863)

The tax benefit associated with exercises of stock options reduced taxes currently payable by approximately $2.1 million, $948,000 and $4.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Such benefits were credited to additional paid-in capital. Tax benefit associated with the decrease in tax reserves was approximately $878,000 in fiscal year 2009. The tax expense associated with the increase of tax reserves was $1.2 million in fiscal year 2008 and by approximately $164,000 in fiscal year 2007.

The tax expense associated with the utilization of acquired deferred tax assets and the release of the valuation allowance did not impact goodwill and intangibles for fiscal year 2009 but increased goodwill and intangibles by approximately $92,000 and $70,000 in fiscal year 2008 and 2007, respectively.

The following table represents the tax expense/(benefit) associated with the utilization of acquired deferred tax assets and the release of the valuation allowance (in thousands):

	Year ended December 31,
	2008	2007
Purchased Technology	$(428)	$139
Goodwill	520	(69)

Tax expense/(benefit) from acquired deferred tax assets and valuation allowance release	$92	$70

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the expense/(benefit) from income taxes and the amount computed by applying the Federal statutory rate (35 percent) to income before taxes is explained below (in thousands):

	Year ended December 31,
	2009	2008	2007
Income taxes at Federal statutory rate	$5,631	$4,377	$6,755
Permanent differences	378	175	(34)
Foreign tax rate differential	(1,264)	(866)	(1,871)
Valuation allowance release	(609)	(1,270)	(6,757)
State tax, net of Federal benefit	809	(1,150)	1,260
Tax benefit related to liquidation of a foreign subsidiary	—	(3,403)	—
Tax credits	(355)	(354)	(381)
Increase (decrease) of tax reserves	(789)	1,147	164
Other	109	26	1

Expense/(benefit) from income taxes	$3,910	$(1,318)	$(863)

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $13.1 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current Federal and State tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. During the fiscal year ended December 31, 2009, the Company benefited from the terms of a tax holiday in Switzerland by excluding approximately $2.0 million of income from tax in fiscal year 2009. The tax holiday is due to expire at the end of fiscal year 2010.

Significant components of deferred tax assets and liabilities for Federal and States are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets
Net operating loss carry-forwards	$3,422	$3,463
Research credit carry-forwards	2,535	2,932
performancesoft deferred tax assets	2,434	2,402
Depreciation and amortization	1,029	951
Accruals and allowances not currently tax deductible	4,371	5,707
Non-qualified stock options (SFAS 123R)	8,166	6,736

Total deferred tax assets	$21,957	$22,191

Valuation allowance	(4,169)	(3,922)

Net deferred tax assets	$17,788	$18,269

Deferred tax liabilities
Acquired intangible assets	$2,006	$1,898

Net deferred tax assets	$15,782	$16,371

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company had Federal net operating loss carry-forwards of approximately $3.5 million. Of this amount, $1.7 million relating to fiscal year 2008 can be carried back to fiscal year 2004 thru fiscal year 2007 and the remaining Federal net operating loss carry-forwards will expire in fiscal year 2023 if not utilized. The Company had California net operating loss carry-forwards of approximately $597,000 which will expire in fiscal year 2028 if not utilized. As of December 31, 2009, the Company had Federal and State research tax credit carry-forwards of approximately $3.1 million and $8.5 million, respectively. The Federal research credits will expire at various dates beginning in the year 2018 through 2029, if not utilized. The State research credits can be carried forward indefinitely. The Company also had approximately $142,000 of foreign tax credits which are due to expire at various dates beginning in the fiscal year 2010 through fiscal year 2014 if not utilized.

Utilization of the net operating losses and the research tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code and similar State provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

The authoritative standard issued by FASB related to accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The net valuation allowance increased by approximately $226,000 during the year ended December 31, 2009. The net valuation allowance decreased by approximately $2.6 million and $6.6 million during the years ended December 31, 2008 and 2007, respectively. The approximately $226,000 increase in the valuation allowance in fiscal year 2009 resulted primarily from the increase in the valuation allowance of a foreign subsidiary due to the determination that it was more likely than not a portion or all of the net operating losses would not be utilized. The $2.6 million decrease in the valuation allowance in fiscal year 2008 resulted from the release of the valuation allowance from the write off of the deferred tax assets associated with a foreign subsidiary of $1.4 million and the release of the valuation allowance of $1.2 million related to the utilization of other net operating losses, tax credits, change in tax rates and foreign exchange rates. As of December 31, 2009, approximately $4.2 million of the valuation allowance reflected above relates to the tax benefits of stock option deductions that will be credited to additional paid-in capital when realized and the remaining $4.1 million is related to foreign net operating losses and tax credits which will be credited to tax expense when realized.

A reconciliation of the January 1, 2007 through December 31, 2009 amount of unrecognized tax benefits are as follows (in thousands):

Beginning balance at January 1, 2007	$2,168
Additions based on tax positions related to the current year	164

Ending balance at December 31, 2007	$2,332
Additions based on tax positions related to the current year	1,588

Ending balance at December 31, 2008	$3,920
Additions based on tax positions related to the current year	170
Decreases based on tax positions related to the prior year	(878)

Ending balance at December 31, 2009	$3,212

As of December 31, 2009, the Company had total Federal, State, and foreign unrecognized tax benefits of $3.2 million. Of that total, approximately $782,000 of the unrecognized tax benefits, if recognized would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During its fiscal years for 2003 through 2008, the Company had recognized a liability of

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $229,000 for interest and penalties in its Consolidated Statement of Income and Consolidated Statement of Financial Position. During 2009, approximately $3,000 was accrued for the payment of interest and penalties.

As of December 31, 2009, the Company does not expect any material changes to uncertain tax positions within the next twelve months.

The Company is subject to taxation in the U.S., various States, and foreign jurisdictions. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The 2003 to 2009 tax years generally remain subject to U.S., State, or non-U.S. income tax examinations.

As of December 31, 2009, the Company is under examination by the State of California for the 2005 and 2006 tax years. The audit is ongoing and no issues have been identified at this point. No other Federal, State or foreign income tax audits are in progress.

12.	Geographic Information

Actuate’s primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe. Actuate’s revenues by geographic area are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Revenues:
North America	$91,842	$94,109	$102,610
Europe	23,733	32,479	33,839
Asia Pacific and others	3,758	4,402	4,177

Total revenue	$119,333	$130,990	$140,626

13.	Contingencies

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

14.	Subsequent Events

On February 1, 2010, the Company acquired Xenos Group, Inc. (“Xenos”) a publicly traded company headquartered in Ontario, Canada, and a market-leading provider of high-performance software solutions. The company’s solutions, based on the scalable Xenos Enterprise Server™ and its components, process, extract, transform, repurpose and personalize high volumes of data and documents for storage, real-time access, ePresentment, printing and delivery in numerous formats across multiple channels. Actuate intends to enhance its current product offering by adding Xenos’s products and technology to its existing product line.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price of Xenos was approximately Canadian Dollar (“CAD”) 3.50 per share or CAD 37.7 million and was completed via a tender offer. The acquisition was unanimously approved by Actuate and Xenos Boards of Directors on December 8, 2009, and placed Xenos at an enterprise value of approximately CAD 28.4 million, net of Xenos cash balance. The transaction closed on February 1, 2010, with Actuate acquiring 95.2% of Xenos outstanding shares. The shares acquired by Actuate are sufficient to permit Actuate to acquire all remaining shares not tendered. The acquisition was valued at approximately CAD 37.7 million and was funded using a combination of cash reserves and borrowings available under the Company’s existing credit facility with Wells Fargo Foothill (“WFF”) totaling $10.0 million. Actuate also incurred approximately $500,000 in direct costs related to the acquisition as of December 31, 2009 and expects to incur additional direct costs related to the acquisition. These could potentially include costs associated with restructuring of the Company’s operations.

The acquisition will be accounted for in the first quarter of fiscal year 2010 under the purchase method of accounting in accordance with FASB’s authoritative guidance related to Business Combinations. The Company will begin including the operating results of Xenos in its consolidated financial statements from the date of acquisition.

In connection with the Xenos acquisition, Actuate’s Board of Directors duly authorized the issuance of stock options to eligible employees from the Company’s 1998 Equity Incentive Plan. A total of 573,800 non-statutory stock options were issued in February of 2010 with the price of $5.31. Each grant shall fully vest in four years with 25% cliff vesting at the end of year one and the remaining balance to vest in thirty-six successive monthly installments.

As an employee retention incentive, Actuate also invited Xenos employees who were holders of Xenos Options to exchange any Options that they did not exercise in connection with the Offer for options to purchase shares of common stock of Actuate on a tax-free rollover basis (an “Option Exchange”). The replacement options issued by Actuate would have the same intrinsic value as the options given up by Xenos. On February 1, 2010, 30,750 Xenos options were exchanged for 19,025 Actuate options with exercise prices ranging from $2.04 to $3.54.

Effective January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over four years with annual cliff vesting and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 2:1 for each restricted stock unit granted, and an equivalent of 2 shares will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increased the number of shares available for issuance by the applicable rate at the time of forfeiture. As of January 26, 2010, a total of 164,750 RSUs were issued and granted to the Company’s senior management. This program will result in an incremental increase in the Company’s stock-based compensation expense in fiscal year 2010 and beyond.

On January 26, 2010, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock of up to an aggregate of $5.0 million in the first quarter of fiscal year 2010. From the end of the fiscal year through February 26, 2010, the Company has repurchased a total of approximately 942,000 shares for a total of approximately $5.0 million in the open market under this stock repurchase plan.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial data for the eight quarters ended December 31, 2009 (in thousands, except per share data).

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$29,256	$29,541	$29,351	$31,185
Income from operations	$3,270	$4,015	$4,286	$5,628
Net income	$2,803	$2,800	$3,139	$3,437
Net income per share:
Basic	$0.06	$0.06	$0.07	$0.08
Diluted	$0.06	$0.06	$0.06	$0.07

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$29,521	$34,600	$33,681	$33,188
Income (loss) from operations	$(949)	$3,296	$3,443	$5,685
Net income	$2,907	$2,895	$3,105	$4,671
Net income per share:
Basic	$0.05	$0.05	$0.05	$0.08
Diluted	$0.04	$0.04	$0.05	$0.08

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Additions charged to other accounts(1)	Deductions(2)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2009	$606	$298	$30	$(185)	$749
Year ended December 31, 2008	1,141	$239	$(557)	$(217)	$606
Year ended December 31, 2007	826	$159	$472	$(316)	$1,141

(1)	Represents amounts charged to revenue and deferred revenue for sales returns and other revenue related items.
(2)	Deductions are primarily comprised of write-offs of receivable balances against the allowance for doubtful accounts.