Form 10-Q
period 2010-03-31
ACTUATE CORP
filed 2010-05-07
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of March 31, 2010
Common Stock, par value $.001 per share	45,346,465

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$37,300	$53,173
Short-term investments	30,861	22,358
Accounts receivable, net of allowance of $639 and $749 at March 31, 2010 and December 31, 2009, respectively	19,749	33,176
Other current assets	6,418	5,667

Total current assets	94,328	114,374
Property and equipment, net	3,861	3,786
Goodwill	46,389	36,114
Other purchased intangibles, net	17,996	900
Non-current deferred tax assets	14,469	12,920
Other assets	1,888	1,670

	$178,931	$169,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,432	$1,372
Restructuring liabilities	2,832	2,796
Accrued compensation	4,273	4,918
Other accrued liabilities	6,898	5,330
Income tax payable	—	845
Deferred revenue	44,010	44,999

Total current liabilities	59,445	60,260

Long-term liabilities:
Note payable	40,000	30,000
Other liabilities	683	769
Long-term deferred revenue	1,351	1,288
Long term income tax payable	701	806
Restructuring liabilities, less current portion	—	622

Total long-term liabilities	42,735	33,485

Non-controlling interest in subsidiary	596	617
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 79,396,952 and 78,571,349 shares, respectively; outstanding 45,346,465 and 45,462,744 shares, respectively	45	45
Additional paid-in capital	181,867	177,577
Treasury stock, at cost; 34,050,487 and 33,108,605 shares, respectively	(132,337)	(127,338)
Accumulated other comprehensive loss	(302)	(205)
Retained earnings	26,882	25,323

Total stockholders’ equity	76,155	75,402

	$178,931	$169,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
License fees	$9,592	$8,753
Maintenance	17,998	18,371
Professional services and training	1,484	2,132

Total revenues	29,074	29,256

Costs and expenses:
Cost of license fees	440	200
Cost of services	4,527	4,740
Sales and marketing	9,524	10,710
Research and development	5,922	5,050
General and administrative	6,983	5,075
Amortization of other purchased intangibles	361	170
Restructuring charges	387	41

Total costs and expenses	28,144	25,986

Income from operations	930	3,270
Interest and other income (loss), net	(503)	472
Interest expense	(417)	(355)

Income before income taxes	10	3,387
Provision for (benefit from) income taxes	(1,549)	584

Net income	$1,559	$2,803

Basic net income per share	$0.03	$0.06

Shares used in basic per share calculation	45,397	44,456

Diluted net income per share	$0.03	$0.06

Shares used in diluted per share calculation	50,214	47,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$1,559	$2,803
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase	1,444	1,605
Tax benefits from stock-based compensation	(409)	—
Amortization of other purchased intangibles	599	225
Amortization of debt issuance cost	71	70
Depreciation	500	533
Unrealized loss on Auction Rate Securities (ARS)	40	—
Loss/(Gain) on fair value of put option	(53)	—
Accretion of (premium) discount on short-term debt securities	(6)	79
Change in valuation allowance on deferred tax assets	(1,571)	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net	15,184	3,530
Other current assets	2,626	(261)
Accounts payable	(1,526)	(645)
Accrued compensation	(1,093)	50
Other accrued liabilities	(2,555)	(482)
Deferred tax assets, net of liabilities	168	41
Income taxes payable/receivable	(270)	(221)
Other deferred liabilities	(86)	(73)
Restructuring liabilities	(726)	(1,062)
Deferred revenue	(2,456)	(771)

Net cash provided by operating activities	11,440	5,421

Investing activities
Purchases of property and equipment	(265)	(486)
Proceeds from maturity of investments	4,618	4,523
Purchases of investments	(11,924)	(3,787)
Acquisition of Xenos Group Inc., net of cash acquired	(27,343)	—
Proceeds from security deposits	—	23
Net change in other non-current assets	(213)	—

Net cash provided by (used in) investing activities	(35,127)	273

Financing activities
Proceeds from the credit facility, net of issuance cost	9,986	—
Tax benefits from exercise of stock options	409	—
Proceeds from issuance of common stock	2,479	1,179
Stock repurchases	(4,999)	—
Cost of tender offer	—	(256)

Net cash provided by financing activities	7,875	923

Net increase/(decrease) in cash and cash equivalents	(15,812)	6,617
Effect of exchange rates on cash and cash equivalents	(61)	(890)
Cash and cash equivalents at the beginning of the period	53,173	24,772

Cash and cash equivalents at the end of the period	$37,300	$30,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The Company

Actuate Corporation (“Actuate” or the “Company”) provides software and services to develop and deploy Rich Information Applications. These Rich Information Applications deliver rich, interactive content that improves customer satisfaction/loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens with content that they can easily understand access and manipulate to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Actuate’s goal is to ensure that all end users can seamlessly incorporate decision-making information in their day-to-day activities, opening up completely new avenues for improving corporate performance.

Actuate was incorporated in November 1993 in the State of California and re-incorporated in the State of Delaware in July 1998. Actuate’s principal executive offices are located at 2207 Bridgepointe Parkway, San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.org and www.birt-exchange.com.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Actuate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 10, 2010.

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

As of March 31, 2010, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. During the first quarter of fiscal year 2009, we adopted new accounting guidance for non-controlling interests in subsidiaries as issued by the Financial Accounting Standards Board (“FASB”). The new accounting guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

Actuate Japan’s financial results are reflected in each revenue, cost of revenue and expense category in the consolidated statement of income. Through March 31, 2010, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. Although the Company plans to maintain and expand selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan are not expected to be significant.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 8 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit in the Condensed Consolidated Statements of Income in connection with stock options, restricted stock units and the Employee Stock Purchase Plan (“ESPP”) for three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock options	$1,240	$1,349
Restricted stock units	67	—
ESPP	137	256

Total share-based compensation	$1,444	$1,605

Income tax benefit	$409	$—

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the three months ended March 31, 2010 and 2009 are as follows:

	Options		ESPP
	Three Months Ended		Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Volatility	54.73%	59.03%	40.15%	94.69%
Expected term (years)	5.66	5.49	1.25	1.25
Risk free interest rate	2.25%	1.75%	0.35%	0.62%
Expected dividend yield	0%	0%	0%	0%

Effective January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over four years with annual cliff vesting and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 2:1 for each restricted stock unit granted, and an equivalent of 2 shares will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of March 31, 2010, a total of 164,750 RSUs were issued and granted to the Company’s senior management. This program will result in an incremental increase in the Company’s stock-based compensation expense in fiscal year 2010 and beyond.

Net Income Per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and unvested restricted stock units using the treasury stock method and dilutive ESPP shares. ESPP shares were not included in the calculation of the common equivalent shares for the quarter ended March 31, 2009 as the impact of these shares in the weighted share calculations were immaterial.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended March 31,
	2010	2009
Weighted-average common shares outstanding	45,397	44,456
Weighted-average dilutive common equivalent shares under the treasury stock method	4,817	3,100

Weighted-average common shares used in computing diluted net income per share	50,214	47,556

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 4,272,983 for the three months ended March 31, 2010. No restricted stock units were excluded from the diluted earnings per share computation as they were all dilutive for the three months ended March 31, 2010. In the first quarter of fiscal year 2009, the Company excluded 10,662,514 stock options from its calculation of weighted-average common shares used in computing dilutive net income per share. Such stock options, had they been dilutive, would have been included in the computation of diluted net income per share.

The weighted average exercise price of excluded stock options was $6.39 and $5.06 for the quarters ended March 31, 2010 and 2009, respectively.

Income Taxes

The Company calculates its interim income tax provision in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance on obligations for uncertain tax positions. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

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

A valuation allowance is required, if based on the weight of available evidence it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

We continue to believe there is sufficient evidence to support the utilization of certain deferred tax assets. If sufficient positive evidence exists and it is “more likely than not” that the benefit will be realized with respect to the remaining deferred tax assets, we will release the valuation allowance. This adjustment to the valuation allowance would decrease tax expense. During the first quarter of fiscal 2010, we released $1.6 million of a valuation allowance on Canadian deferred tax assets. Likewise, if there is a reduction in the projection of future U.S. and foreign income, we may need to increase the valuation allowance. Any increase in the valuation allowance would increase tax expense in the period such a determination was made.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive Income

Other comprehensive income includes currency translation adjustments and unrealized losses on investments that are not included in net income, but rather are recorded directly in stockholders’ equity. Comprehensive income during the first quarter of fiscal 2010 and 2009 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$1,559	$2,803
Foreign currency translation adjustment	(61)	(890)
Net unrealized loss on securities	(36)	(189)

Comprehensive income	$1,462	$1,724

The Company had approximately $61,000 in foreign currency translation losses in the first quarter of fiscal 2010. This loss related primarily to the translation and consolidation of its European and Canadian operations. These losses were significantly lower during the first quarter of fiscal 2010 as compared to the losses reported in fiscal 2009 due primarily to the strength of the British Pound, the Swiss Franc and the Canadian Dollar against the U.S. Dollar in the first quarter of fiscal 2010.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Adoption of this new guidance did not have a material impact on our financial statements. See Note 4 – Fair Value Measurements of Financial Assets and Liabilities.

2. Acquisition of Xenos Group Inc.

On February 1, 2010, we completed the acquisition of Xenos Group Inc. (“Xenos”), a provider of high-performance software solutions that utilize the scalable Xenos Enterprise Server(TM) and its components to process, extract, transform, repurpose and personalize high volumes of data and documents for storage, real-time access, ePresentment, printing and delivery in numerous formats across multiple channels. By readily repurposing, integrating with and extending the business value of existing technology, infrastructure and business applications, Xenos solutions empower organizations to adapt to changing market demands. They also improve operational efficiency, enhance business processes, reduce risk for compliance management and increase employee productivity with lowered total cost of ownership both for the enterprise and for its customers.

The acquisition was concluded for total consideration of approximately $34.3 million ($27.3 million net of $6.9 million of Xenos cash at the time of the acquisition). Under the terms of the agreement, we completed our tender offer to acquire all of the outstanding shares of Xenos common stock at a price of CAD 3.50 per outstanding share. The transaction was accounted for using the purchase method of accounting. We have included the financial results of Xenos in our Consolidated Financial Statements beginning on the acquisition date.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets acquired and liabilities assumed were recorded at their fair values as of February 1, 2010. The total $34.3 million purchase price was comprised of the following (in thousands):

In U.S. Dollars
Acquisition of approximately 10.0 million shares of outstanding common stock of Xenos at CAD 3.50 per share in cash	$33,148,786
Net payout for exercise of 707,000 of outstanding employee options at CAD 3.50 per option, (net of exercise price)	1,123,667
Estimated fair value of 30,750 earned stock options assumed and converted	59,783

Total purchase price	$34,332,238

Under the terms of the Xenos stock option plan, any outstanding options held as of the date of acquisition became immediately vested and exercisable. In connection with the acquisition, each holder of Xenos stock options was offered one of three options: 1) to surrender the Xenos options in order to receive cash equal to the difference between CAD $3.50 and the exercise price of the options for each option surrendered, 2) to exercise the options in order to receive Common Shares, effective immediately prior to the acquisition date. Those Common Shares would then be acquired by Actuate at a price of CDN$3.50 per share, or 3) to exchange the Options for equivalent Actuate options to purchase common shares of Actuate. The Xenos options would be exchanged for Actuate Options at a calculated exchange ratio and are exercisable for Actuate Shares. The exchanged options would be fully vested and be exercisable on the day after the acquisition. Other terms of the Options would remain the same.

A total of 707,000 options were surrendered under option number 1 presented above. A net of $1.1 million in cash was paid to the option holders related to these surrendered options. This net amount was included in the total purchase consideration.

We converted options to purchase 30,750 shares of Xenos common stock into options to purchase approximately 19,025 shares of Actuate common stock under option 3 listed above. The estimated fair value of the stock options assumed and converted that is included in the preliminary purchase price equals $59,784. The estimated fair value of these options was determined using a Black-Scholes Merton option valuation model with the following assumptions: volatility of 66.73%; weighted average risk-free interest rate of .88%; and a dividend yield of 0%. The underlying stock price used in valuing the options was $5.31, which was the closing price for Actuate Stock on February 1, 2010.

Direct transaction costs totaling approximately $890,000 were incurred between the fourth quarter of 2009 and the first quarter of 2010 related to the Xenos acquisition. These costs include investment banking fees, legal and accounting fees, and other external costs directly related to the acquisition. All costs were directly expensed to the consolidated statements of income as incurred.

Preliminary Purchase Price Allocation

Under the purchase accounting method, the total preliminary purchase price was allocated to Xenos’s net tangible and intangible assets based upon their estimated fair values as of February 1, 2010. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.

The table below represents the allocation of the preliminary purchase price to the acquired net assets of Xenos based on their estimated fair values as of February 1, 2010 and the associated estimated useful lives at that date. We have made estimates and assumptions that are subject to change within the purchase price allocation period as valuations are finalized. Also, as with acquisitions that we have undertaken in the past, we have initiated structural changes in our corporate structure in order to incorporate the Xenos entities. These changes in our organizational structure are ongoing and could also affect our estimates and assumptions.

	Amount (in thousands)	Weighted Average Useful life (in years)
Net tangible assets and liabilities	$6,362	N/A
Existing technology	7,657	7
Customer contracts and relationships	8,030	7
In-process research and development (“IPR&D”)	1,961	N/A
Favorable leases	47	5
Goodwill	10,275	N/A

Total preliminary purchase price allocation	$34,332

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net tangible assets and liabilities—Xenos’s tangible assets and liabilities as of February 1, 2010 were adjusted to their estimated fair value as necessary. Among the net tangible assets assumed were $6.9 million in cash and cash equivalents and $1.8 million in trade receivables.

Identifiable intangible assets—Existing technology acquired primarily consists of Xenos’s Enterprise Server, Xenos D2e, Xenos terminalONE, and Xenos InfoWeb. The preliminary estimated fair value of the existing technology was determined based on the present value of the expected cash flows to be generated by each existing technology. Customer contracts and relationships consist of Xenos’s contractual relationships and customer loyalty related to their customers as well as partner customers that resell Xenos’s services to end users. We expect to amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.

In-process research and development—In-process research and development (“IPR&D”) represents the fair value of a development project that was underway at Xenos and was not yet completed as of the date of the acquisition. At the date of the acquisition the development team was still in the final stages of development and was in the process of performing final fixes to the software and finalizing minor functionality. The underlying product is scheduled to be generally released on May 17, 2010. The estimated fair value was determined by estimating the net cash flows expected to be generated from the project and discounting the net cash flows to their present value. Once the project is completed, we expect to amortize the fair value of the intangible asset on a straight-line basis over the respective estimated useful life of seven years.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant.

Pro Forma Results

The financial information in the table below summarizes the combined results of operations of Actuate and Xenos, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place earlier or of results that may occur in the future.

The annual data in the following pro forma financial table combines the historical results for Actuate for the twelve months ended December 31, 2009 and the historical results for Xenos for the twelve months ended September 30, 2009. The quarterly data in the following pro forma financial table combines the historical results for Actuate and Xenos for the three months ended March 31, 2009 (in thousands, except per share data):

	Annual period	Three months Ended March 31, 2009
Total revenues	$133,948	$32,581
Net income	13,193	3,080
Basic net income per share	.29	.07
Diluted net income per share	.27	.06
Shares used in computing basic net income per share	45,131	44,456
Shares used in computing diluted net income per share	49,415	47,575

3. Investment in Actuate Japan

Non-controlling (minority) Interest—The minority shareholder of Actuate Japan has a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company has the option to call the Non-controlling interest. The redeemable non-controlling interest as of March 31, 2010 was approximately 12% of the total equity interest. If the non-controlling interest shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $596,000 to purchase these shares. The Company measures and discloses a redeemable non-controlling interest in accordance with the policy discussed above at the calculated redemption value of the put option embedded in the non-controlling interest. The non-controlling shareholder is also a distributor of Actuate products in Japan, although the volume of revenues sold through this distributor has historically been immaterial to Actuate Corporation. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. Through March 31, 2010, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. Although the Company plans to maintain and expand our selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan is not expected to be significant in the near future. As of the date of this filing, the remaining non-controlling shareholder has not notified the Company of any intent to exercise its put option.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Fair Value Measurements of Financial Assets and Liabilities

The Company adopted FASB’s authoritative guidance related to the fair value measurements of financial instruments effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and other current liabilities the carrying amounts approximate their fair value due to the relatively short maturity of these balances. We also believe that the carrying value of our note payable approximates fair value as the interest rate on this note is based on a floating market rate.

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

The following table represents information about the Company’s investments measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands).

	Fair value of investments as of March 31, 2010
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$9,391	$9,391	$—	$—
Term deposits (1)	2,441	2,441	—	—
Commercial paper (1)	1,799	—	1,799	—
Corporate bonds (2)	10,895	—	10,895	—
Federal and municipal obligations (2)	3,491	—	3,491	—
ARS (2)	14,501	—	—	14,501
Put Option (2)	1,974	—	—	1,974

	$44,492	$11,832	$16,185	$16,475

	Fair value of investments as of December 31, 2009
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$29,438	$29,438	$—	$—
Term deposits (1)	2,144	2,144	—	—
Commercial paper (1)	3,690		3,690
Corporate bonds (2)	2,206	—	2,206	—
ARS (2)	14,541	—	—	14,541
Put Option (2)	1,921	—	—	1,921

	$53,940	$31,582	$5,896	$16,462

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets.
(2)	Included in short–term investments in the Company’s condensed consolidated balance sheets.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

Our investment portfolio includes Auction Rate Securities (“ARS”). They are usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. The ARS held by us are primarily backed by highly rated municipal issuers. As of March 31, 2010, the Company had approximately $16.5 million in ARS at par value. Since February 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.

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

The Company values all of its Level 3 investments using an income approach. The Company’s ARS are valued based on a discounted cash flow model using various assumptions for expected term, discount rate, credit premium and liquidity premium. At March 31, 2010, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allows, which is currently expected to be June 30, 2010.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS and Put Option measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the first quarter of fiscal year 2010 (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at December 31, 2009	$16,462
Unrealized loss on ARS included in earnings	(40)
Gain on the fair value of Put Option included in earnings	53

Balance at March 31, 2010	$16,475

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s cash, cash equivalents, and short-term investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Un-realized Changes in fair value	Estimated Fair Value
Balance at March 31, 2010
Classified as cash and cash equivalents:
Cash	$23,669	$—	$—	$—	$23,669
Term deposits	2,441	—	—	—	2,441
Money market funds	9,391	—	—	—	9,391
Commercial paper	1,799	—	—	—	1,799

	37,300	—	—	—	37,300
Classified as short-term investments:
Corporate bonds	10,910	—	(15)	—	10,895
Federal and municipal obligations	3,494	1	(4)	—	3,491
ARS	16,475	—	—	(1,974)	14,501
Put option	—	—	—	1,974	1,974

	30,879	1	(19)	—	30,861

Total	$68,179	$1	$(19)	$—	$68,161

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Un-realized Changes in fair value	Estimated Fair Value
Balance at December 31, 2009
Classified as cash and cash equivalents:
Cash	$21,591	$—	$—	$—	$21,591
Term deposits	2,144	—	—	—	2,144
Money market funds	29,438	—	—	—	29,438

	53,173	—	—	—	53,173
Classified as short-term investments:
Commercial paper	3,679	13	(2)	—	3,690
Corporate bonds	2,200	6	—	—	2,206
ARS	16,475	—	—	(1,934)	14,541
Put option	—	—	—	1,921	1,921

	22,354	19	(2)	(13)	22,358

Total	$75,527	$19	$(2)	$(13)	$75,531

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Short-term investments, other than ARS, are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income (Loss). At March 31, 2010, Actuate has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments, with exception of ARS, remain highly liquid and available for use in current operations.

5. Restructuring Charges

During the first quarter of fiscal year 2010, the Company implemented restructuring actions that resulted in an aggregate charge of $387,000 and elimination of 17 positions worldwide, across all levels primarily within the sales and marketing organization. Also included in the aggregate charges for the first quarter of 2010 was a $49,000 idle facilities charge related to the closure of one of our sales facilities in Europe.

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

The following table summarizes the restructuring accrual activity during the three months ended March 31, 2010 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2009	$415	$3,003	$3,418
Restructuring charges	338	49	387
Cash payments	(358)	(1,445)	(1,803)
Rents collected on the sublease	—	459	459
Reclassified as a long-term asset (1)	—	238	238
Assumed upon acquisition of Xenos (2)	—	133	133

Balance at March 31, 2010	395	2,437	2,832
Less: current portion	(395)	(2,437)	(2,832)

Long-term balance at March 31, 2010	$—	$—	$—

(1)	The balance represents the long-term portion of the estimated operating expenses reimbursable to Actuate under its South San Francisco facility sublease agreement. This reimbursable expense was reclassified out of the restructuring accrual and into long-term assets in the first quarter of 2010.
(2)	The balance represents idle facility-related liabilities assumed by us upon our acquisition of Xenos on February 1, 2010.

6. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
North America	$22,389	$22,614
Europe	5,772	5,857
Asia Pacific and others	913	785

	$29,074	$29,256

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2010, we operated solely in one segment, which is the development, marketing and support of our enterprise reporting application platforms. There were no customers that accounted for more than 10% of total revenues in the three months ended March 31, 2010 or 2009.

7. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with the authoritative guidance issued by the FASB on accounting and reporting for acquired goodwill and other intangible assets, the Company performs its annual impairment test of goodwill on October 1 of each year. Following is a roll-forward of the activity that affected goodwill during the quarter, (in thousands):

Goodwill as of December 31, 2009	$36,114
Acquisition of Xenos	10,275

Goodwill as of March 31, 2010	$46,389

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	March 31, 2010				December 31, 2009
	Gross Carrying Amount	Acquisition of Xenos	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$14,000	$8,030	$(13,681)	$8,349	$14,000	$(13,320)	$680
Purchased technologies	8,002	7,657	(8,020)	7,639	8,002	(7,782)	220
IPR&D	—	1,961	—	1,961
Leases	—	47	—	47	—	—	—

	$22,002	$17,695	$(21,701)	$17,996	$22,002	$(21,102)	$900

IPR&D represents the fair value of a project that is currently underway at Xenos. Once the project is completed, we expect to amortize the fair value of this intangible asset on a straight-line basis over the respective estimated useful life of seven years. The underlying product associated with this project is scheduled to be generally released on May 17, 2010.

Amortization expense of purchased technology and other intangible assets was approximately $599,000 and $225,000 for the quarters ended March 31, 2010 and 2009, respectively. Of this total, approximately $238,000 and $55,000 was related to the amortization of purchased technology. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2010 (remainder of year)	$2,551
2011	2,530
2012	2,530
2013	2,530
2014	2,530
2015 and thereafter	5,325

$17,996

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Contingencies

General

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses. We may continue to incur significant legal costs in future quarters as we proceed in these legal actions. Also, it is possible that the ultimate outcome of any of these actions could have a material effect on our consolidated financial position or results of operations.

Revolving credit line

In November 2008, the Company entered into a four year revolving line of credit agreement with Wells Fargo, LLC (“Credit Agreement”). The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but not to exceed 80% of the Company’s recurring maintenance revenue. The Company used $30.0 million of the proceeds from the Credit Agreement in the tender offer it completed in December 2008. On February 1, 2010 the Company borrowed an additional $10.0 million under the Credit Agreement to fund the acquisition of Xenos. The acquisition was valued at approximately $34.3 million and was funded using a combination of cash reserves and borrowings available under the Credit Agreement. As of March 31, 2010, the Company owed $40.0 million on the credit facility. There are no minimum pay-down requirements under the terms of this credit facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1.0 million was paid as of March 31, 2010. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary of the agreement, which will be in November of fiscal year 2011. These costs are being capitalized and amortized over four years in the Company’s Consolidated Balance Sheet as current assets if amortized within one year or non-current assets if amortized beyond one year.

As of March 31, 2010, the remaining balance available under the revolving credit facility was approximately $10.0 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10.0 million the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of March 31, 2010, the Company was able to meet the 80% test as well as the $10.0 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Company incurred approximately $345,000 of interest expense primarily associated with the credit facility in the first quarter of fiscal year 2010 compared with $286,000 of interest expense incurred during the first quarter of fiscal year 2009. The increase in the interest expense in fiscal 2010 was due to $10.0 million in additional borrowings under the credit facility which was used to fund the acquisition of Xenos in February 2010.

The Credit Agreement contains financial covenants, which, among other things, require the Company to maintain specified financial ratios and impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. The Company was in compliance with these financial and non-financial covenants at March 31, 2010. The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate International Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At March 31, 2010, the deferred rent liability balance totaled approximately $856,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $332,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $524,000 classified under other long term liabilities section of our consolidated balance sheet at March 31, 2010. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in April 2011 and this facility is being entirely subleased. Actuate also leases office facilities in various locations in the United States and abroad. All facilities are leased under operating leases.

In prior periods, Actuate pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash remains classified as Other Assets in the accompanying Consolidated Balance Sheet as of March 31, 2010.

Stock Option Plans

Beginning in January 2010, an individual who first joins the Board of Directors as a non-employee director will be awarded an option to purchase 25,000 shares of the Corporation’s Common Stock and a restricted stock unit award covering 12,500 shares of the Corporation’s Common Stock. Starting with the 2010 Annual Meeting of Stockholders, each continuing non-employee director will be awarded an option to purchase 16,000 shares of the Corporation’s Common Stock and a restricted stock unit award covering 8,000 shares of the Corporation’s Common Stock at each Annual Meeting of Stockholders. Each option will vest upon the non-employee directors’ continued Board service through the first anniversary of the award date. Each restricted stock unit award will vest upon the non-employee directors’ continued Board service through the 13-month anniversary of the award date. All grants will be made under the 1998 Plan. Each restricted stock unit award and each option award will vest in full on an accelerated basis upon (i) an approved acquisition of the Corporation by merger or consolidation, (ii) a sale of all or substantially all of the Corporation’s assets, (iii) the successful completion of a tender or exchange offer for securities possessing more than fifty percent (50%) of the total combined voting power of the Corporation’s outstanding securities, or (iv) the death or disability of the optionee while serving as a member of the Board of Directors. Each restricted stock unit award will entitle the recipient to one share of the Corporation’s Common Stock on the date when the applicable vesting requirements for that unit are satisfied. A non-employee director may, in accordance with applicable tax laws and regulations, elect to defer the issuance of the shares of Common Stock that vest pursuant to his or her restricted stock unit award until his or her cessation of Board service.

All directors are eligible to receive option awards under Actuate’s Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”). In January 2009, the Board of Directors resolved that starting with the grants awards to be made at the 2009 Annual Meeting of Stockholders all grants awards to the non-employee directors shall be made under the 1998 Plan rather than the Directors Plan. All other terms of the non-employee director program, including vesting schedules for the initial grant award and the automatic annual award remain unchanged.

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

As an employee retention incentive, Actuate also invited Xenos employees who were holders of Xenos Options to exchange any Options that they did not exercise in connection with the Offer for options to purchase shares of common stock of Actuate on a tax-free rollover basis (an “Option Exchange”). The replacement options issued by Actuate would have the same intrinsic value as the options given up by Xenos. On February 1, 2010, 30,750 Xenos options were exchanged for 19,025 Actuate options with exercise prices ranging from $2.04 to $3.54. These options were fully vested and exercisable at the date of exchange.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

All options are subject to the same vesting schedule (twenty-five percent of the option shares will vest on the one year anniversary of the option grant date and the remaining option shares will vest in thirty-six equal monthly installments over the thirty-six month period measured from the first anniversary of the option grant date, provided the optionee continues to provide services to the Corporation through each applicable vesting date) and all have ten year terms.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 31,115,628 as of March 31, 2010.

The weighted average grant date fair value of options granted during the quarter ended March 31, 2010 was $2.54 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended March 31, 2010 was $1.6 million.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.78-$1.49	3,260,926	2.92 years	$1.49	3,260,926	$1.49
$1.56-$3.36	2,106,767	4.56 years	$2.70	2,065,640	$2.70
$3.37-$3.56	1,959,884	8.00 years	$3.55	732,824	$3.54
$3.58-$3.89	2,141,487	4.43 years	$3.71	1,795,485	$3.68
$3.90-$4.80	2,916,077	7.67 years	$4.66	1,027,422	$4.48
$4.85-$5.31	2,328,637	7.56 years	$5.16	1,365,753	$5.11
$5.36-$6.93	2,171,443	7.50 years	$6.18	1,250,587	$6.16
$6.95-$17.50	382,513	2.50 years	$10.62	344,942	$10.94

$0.78-$17.50	17,267,734	5.88 years	$3.97	11,843,579	$3.60

	March 31, 2010	March 31, 2009
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	17,108,709	18,178,474
Aggregate intrinsic value (in thousands)	$31,035	$7,756
Weighted average exercise price per share	$3.96	$3.80
Weighted average remaining contractual term (in years)	5.85	5.93
Options Exercisable
Options currently exercisable	11,843,579	12,928,421
Aggregate intrinsic value of currently exercisable options (in thousands)	$26,077	$7,726
Weighted average exercise price per share	$3.60	$3.44
Weighted average remaining contractual term (in years)	4.63	4.87

As of March 31, 2010, the number of shares reserved for future grants under all option plans was 13,499,369. The number of shares available for future purchase under the Purchase Plan was 1,741,883.

Summary of Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2010:

March 31, 2010
Beginning outstanding balance	—
Awarded	164,750
Released	—
Forfeited	—

Ending outstanding balance	164,750

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average grant date fair value of restricted stock units granted during the quarter ended March 31, 2010 was $4.80 per unit.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	164,750	2.34	$921
Restricted stock units vested and expected to vest	157,172	2.32	$879

9. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Maintenance and support	$41,663	$43,319
Other	3,698	2,968

	45,361	$46,287
Less: current portion	(44,010)	(44,999)

Long-term deferred revenue	$1,351	$1,288

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

10. Subsequent Events

On April 30, 2010, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock of up to an aggregate of $5.0 million in the second quarter of fiscal year 2010. From the end of the first quarter of this year through May 6, 2010, the Company has repurchased a total of 40,400 shares for a total of approximately $185,000 in the open market under this stock repurchase plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 10, 2010.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate’s expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate’s current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part II, Item 1A–Risk Factors of this Form 10-Q, Part I, Item 1A–Risk Factors in our Annual Report for the year ended December 31, 2009 and in other filings made by the Company with the Securities and Exchange Commission.

Overview

Actuate Corporation (“We”, “Actuate” or the “Company”) was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate provides software and services to develop and deploy Rich Information Applications. These Rich Information Applications deliver rich interactive content that improves customer satisfaction/loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens, with content that they can easily understand access and manipulate to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Actuate’s goal is to ensure that all end users can seamlessly incorporate decision-making information into their day-to-day activities, opening up completely new avenues for improving corporate performance. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.org and www.birt-exchange.com. The information posted on our Web sites is not incorporated into this Annual Report.

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

Despite the recent global recession, we have achieved profitability and positive cash flows in the recent quarters. We achieved these results not only through our solid execution, leading technology and strong customer relationships, but also because of our commitment to operating efficiencies which have resulted in significant reductions to our operating expenses, as we aligned our business to weather a turbulent and unpredictable macro-economic environment.

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

On February 1, 2010, we acquired Xenos Group Inc. (“Xenos”) a publicly traded company headquartered in Ontario, Canada, and a market-leading provider of high-performance software solutions. The company’s solutions, based on the scalable Xenos Enterprise Server™ and its components, process, extract, transform, repurpose and personalize high volumes of data and documents for storage, real-time access, ePresentment, printing and delivery in numerous formats across multiple channels. Actuate intends to enhance its current product offering by adding Xenos’s products and technology to its existing product line.

For the remainder of fiscal year 2010, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in the fiscal year 2010 particularly among financial services companies in the United States. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, Rich Internet Application (the market category that includes Rich Information Applications) and Performance Management software purchases with fewer suppliers. Finally, we expect to experience vigorous competition in the Rich Internet Applications market. Several of our competitors have released products that are marketed to be directly competitive with our Rich Information Applications offerings. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the Rich Internet Applications market will be vigorous in the near future.

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

In addition to the above, in fiscal year 2010 we will initiate strategies involving the recent acquisition of Xenos. As part of Actuate’s product portfolio, the Xenos product family will continue to be fully supported and drive value for customers as it does in many applications today. The planned integration will enable new and existing customers to leverage both Xenos and Actuate technologies to efficiently address new challenges and deliver higher value.

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

	Three Months Ended March 31, (in thousands except per share data)
	2010	2009	$ Change	% Change
Financial summary
Total revenues	$29,074	$29,256	$(182)	(1)%

Total operating expenses	28,144	25,986	2,158	8%

Income from operations	930	3,270	(2,340)	(72)%
Operating margins	3%	11%	(8)%	(73)%

Net income	$1,559	$2,803	$(1,244)	(44)%

Diluted net income per share	$0.03	$0.06	$(0.03)	(50)%

Shares used in diluted per share calculation	50,214	47,556	2,658	6%

Our total revenues for the first quarter of fiscal year 2010 were relatively flat at $29.1 million compared to $29.3 million reported in the first quarter of fiscal 2009. Included in the first quarter of fiscal year 2010 results were revenues attributed to Xenos, which we acquired on February 1, 2010.

The fluctuations in revenues during the first quarter of fiscal 2010 were mainly due to the following factors:

•	Increase in total revenues due to the acquisition of Xenos, which we acquired on February 1, 2010.

•

A decrease in professional services revenues. The decrease in professional services revenues was mainly due to a weak macro-economic environment which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products.

•	A continued decrease in license revenue growth since fiscal 2008 has resulted in a negative compounding effect on our maintenance renewal stream.

•

A decrease in license revenues was due largely to macro economic conditions which are causing customers to delay purchases and or work on ways to grow optimal efficiencies out of exiting infrastructure server environments.

The decrease in our operating margins was due mainly to a $2.5 million increase in legal expenses relating primarily to various contract compliance matters.

During the first quarter of fiscal 2010 and in response to a challenging business environment, we implemented a restructuring plan which resulted in the elimination of 17 positions held by Actuate employees worldwide, the closure of one of our sales facilities in Europe and the write-off of associated fixed assets. We estimate that these cost cutting measures will result in approximately $3.1 million in annualized savings in fiscal 2010 and beyond.

Finally during the first quarter of fiscal 2010, we recorded a $1.5 million tax benefit that was derived from the reversal of previously accrued valuation allowances associated with our Canadian operations. As a result of fluctuations in foreign currency exchange rates, our revenues were positively impacted by approximately $350,000 while our operating expenses were negatively impacted by approximately $240,000 for the first quarter of fiscal year 2010.

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

For further information about our significant accounting policies, see the discussion under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2009, as filed with the SEC on Form 10-K on March 10, 2010.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2010	2009
Revenues:
License fees	33%	30%
Maintenance	62	63
Professional services and training	5	7

Total revenues	100	100

Costs and expenses:
Cost of license fees	2	1
Cost of services	16	16
Sales and marketing	33	37
Research and development	20	17
General and administrative	24	17
Amortization of other purchased intangibles	1	1
Restructuring charges	1	—

Total costs and expenses	97	89

Income from operations	3	11
Interest and other income (loss), net	(2)	2
Interest expense	(1)	(1)

Income before income taxes	—	12
Provision for (benefit from) income taxes	(5)	2

Net income	5%	10%

Revenues

Our revenues are derived from license fees and services, which include software maintenance and support, professional consulting and training. Our total revenues decreased slightly from $29.3 million for the quarter ended March 31, 2009 to $29.1 million for the quarter ended March 31, 2010. Included in the first quarter of fiscal year 2010 results were revenues attributed to Xenos which we acquired on February 1, 2010. The acquisition of Xenos resulted in an overall increase to our license revenues for the first quarter of fiscal 2010 as compared to the same period last year. This increase in license revenues was partially offset by lower professional service revenues as we continue to experience year over year declines in revenues due to the adoption of BIRT which requires less professional services. We are also seeing more customers delaying or cancelling professional services engagement and using in-house resources to reduce their internal operating costs. For the first quarter of 2010, we also experienced a decrease in maintenance and support revenues, primarily due to a continued decrease in license revenues since fiscal 2008 that has resulted in a negative compounding effect on our maintenance renewal stream.

Sales outside of North America were $6.7 million or 23% of total revenues for the first quarter of fiscal year 2010, compared to $6.6 million, or 23% of total revenues for the first quarter of fiscal year 2009.

As a result of fluctuations in foreign currency exchange rates, our total revenues were positively impacted by approximately $350,000 during the first quarter of fiscal 2010.

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2010	2009
Revenues
License fees	$9,592	$8,753	$839	10%
Maintenance	17,998	18,371	(373)	(2)%
Professional services and training	1,484	2,132	(648)	(30)%

Total revenues	$29,074	$29,256	$(182)	(1)%

% of revenue
License fees	33%	30%
Maintenance	62%	63%
Professional services and training	5%	7%

Total revenues	100%	100%

License fees. The increase in license revenues for the first quarter of fiscal year 2010 over the same period in the prior year was due primarily to revenues from our acquisition of Xenos. These increases in license revenues were partially offset by lower license bookings due to weak macro economic conditions that continue to adversely impact the financial services industry, a key component of Actuate’s customer portfolio. North America experienced a 4% or approximately $306,000 increase in license revenues, while our European and Asian regions experienced a robust 29% or approximately $533,000 increase in license revenues during the first quarter of fiscal 2010. Approximately $83,000 of the increase in International license revenues was attributed to foreign currency exchange gains. During the first quarter of fiscal year 2010, we completed two license transactions greater than $1.0 million and closed transactions greater than $100,000 with 52 customers. During the same period last year we completed two license transactions greater than $1.0 million and closed transactions greater than $100,000 with 62 customers.

The following table represents our license revenues by region (in thousands):

	Q1’ 2010	Q1’ 2009	$ Change	% Change
North America	$7,248	$6,942	$306	4%
Europe	2,085	1,689	396	23%
APAC	259	122	137	112%

Total license revenue	$9,592	$8,753	$839	10%

Percentage of total revenue	33%	30%

Services. Services revenue is comprised of maintenance and support, professional services, and training. The 5% decrease in services revenues was driven primarily by a decrease in our professional services and consulting revenues. Our professional services revenues continue to decline mostly due to a weak macro economic environment which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products. We are also seeing decreases in our maintenance and support revenues as continued reductions in our license revenues from the onset of the global recession in early 2008 has resulted in a negative compounding effect on our maintenance revenues.

Services margins remained unchanged for the first quarter of fiscal year 2010 when compared to the first quarter of fiscal year 2009 at 77%.

The following table represents a breakdown of our service revenues by type of revenue (in thousands):

	Q1’ 2010	Q1’ 2009	$ Change	% Change
Maintenance	$17,998	$18,371	$(373)	(2)%
Professional services and training	1,484	2,132	(648)	(30)%

Total services revenue	$19,482	$20,503	$(1,021)	(5)%

Percentage of total revenue:	67%	70%

By region, North America accounted for approximately 78% of the total services revenue in the first quarter of fiscal 2010 while the Europe and Asia Pacific regions accounted for 19% and 3% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 77% of the total services revenue while the Europe and Asia Pacific regions accounted for 20% and 3% of the total services revenues, respectively.

The following table represents our total services revenues by region (in thousands):

	Q1’ 2010	Q1’ 2009	$ Change	% Change
North America	$15,141	$15,672	$(531)	(3)%
Europe	3,687	4,168	(481)	(12)%
APAC	654	663	(9)	(1)%

Total services revenue	$19,482	$20,503	$(1,021)	(5)%

Percentage of total revenue:	67%	70%

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2010	2009
Cost of license fees	$440	$200	$240	120%
% of license revenue	5%	2%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The increase in cost of license fees in absolute dollars for the first quarter of fiscal year 2010, compared to the corresponding period in the prior year, was due primarily to amortization of Xenos purchased intangibles which we started amortizing in February of 2010. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 5% and 6% of revenues from license fees for the remainder of fiscal year 2010.

Cost of services

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2010	2009
Cost of services	$4,527	$4,740	$(213)	(4)%
% of services revenue	23%	23%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the first quarter of fiscal year 2010, compared to the prior year, was primarily due to the decrease in consulting revenues as demand for Actuate’s professional services engagements continues to decrease in fiscal year 2010. In response to this decrease in services engagement opportunities, we reduced our cost structure during the second half of fiscal year 2008 and continued these reductions throughout fiscal years 2009 and 2010. Consequently, we reduced our professional consulting headcount by approximately 27% or 16 employees from 60 at the end the first quarter 2009 to 44 employees at end of the first quarter of 2010. As a result of these reductions, employee compensation and travel costs decreased by approximately $340,000 during the first quarter of fiscal year 2010. Third party consulting and related professional fees also decreased by approximately $175,000 in the first quarter of fiscal 2010 compared to the same period last year. This was a direct result of an intentional reduction in the use of external contractors to staff engagements. Finally, during the first quarter of fiscal year 2010 internal costs allocated to the services group decreased by approximately $130,000, primarily due to a decrease in consulting revenues and reduced headcount in the services group. These decreases were offset by increased operating expenses as a result of our acquisition of Xenos in February of 2010. We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 23% to 25% of total services revenues for the remainder of fiscal year 2010.

Sales and marketing

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2010	2009
Sales and marketing	$9,524	$10,710	$(1,186)	(11)%
% of revenue	33%	37%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. The decrease in sales and marketing expenses compared to the corresponding period in the prior year was primarily due to reductions in employee related expenses. Salaries, sales commissions, and stock-based compensation and employee travel combined to account for approximately $1.0 million of the decrease in the first quarter of fiscal year 2010 expenses. These reductions were mostly due to the decrease in license bookings, which translated into lower sales commissions. As a result of lowered sales, we reduced our sales and marketing headcount by 12%, or 19 employees, from 157 at the end of the first quarter of 2009 to 138 at the end of the first quarter 2010, a portion of which was included in our announced restructuring plan in the first quarter of fiscal 2010. Our lower headcount and revenues also resulted in reductions in recruiting and third party commission fees of approximately $250,000. We also experienced a decrease to employee training and conference expenses related to our annual Corporate Kickoff event. This event was originally scheduled for January 2009 but instead was rescheduled for July 2009. As a result we accrued hotel cancellation fees during the first quarter of 2009 of approximately $230,000. Marketing program expenses decreased by approximately $340,000 in the current quarter primarily related to the elimination of global programs. These decreases were offset by increased operating expenses as a result of our acquisition of Xenos in February of 2010.

We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 33% to 35% of total revenues for the remainder of fiscal year 2010.

Research and development

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2010	2009
Research and development	$5,922	$5,050	$872	17%
% of revenue	20%	17%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. The increase in research and development expenses in the first quarter of fiscal year 2010 was primarily due to the acquisition of Xenos in February of 2010. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 18% to 20% of total revenues for the remainder of fiscal year 2010.

General and administrative

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2010	2009
General and administrative	$6,983	$5,075	$1,908	38%
% of revenue	24%	17%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the first quarter of fiscal year 2010 was primarily due to increased legal fees of approximately $2.4 million due mostly to contract compliance matters pursued during the quarter. We also incurred approximately $260,000 of legal fees associated with the acquisition of Xenos. These increases were partially offset by a reduction of approximately $200,000 in employee compensation, benefits and recruiting fees due primarily to lower bonus accruals that are tied to Company’s operating results, lower audit and tax advisory fees of approximately $315,000 due to the timing of the field work performed by our independent auditors and approximately $240,000 in lower bad debt expense due to an improved accounts receivable aging balance.

We expect our general and administrative expenses to increase in absolute dollars and as a percentage of total revenues for the remainder of fiscal year 2010 due to legal expenses associated with various contract compliance matters. We expect our general and administrative expenses as a percentage of total revenues to be in the range of 20% to 24% for the remainder of fiscal year 2010.

Amortization of other purchased intangibles

Amortization expense increased during the first quarter of fiscal 2010 as compared to first quarter of fiscal 2009 due to amortization expense associated with intangibles assets purchased through the acquisition of Xenos. These purchased intangibles are being amortized over their estimated useful lives of seven years. In addition, as a result of our acquisition of performancesoft in the first quarter of fiscal 2006, we acquired purchased intangibles which are amortized over their estimated useful lives of five years.

Restructuring charges

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2010	2009
Restructuring	$387	$41	$346	844%
% of revenue	1%	—%

During the first quarter of fiscal year 2010, we implemented restructuring actions that resulted in aggregate charges of $387,000 and elimination of 17 positions worldwide, across all levels primarily within the sales and marketing organization. Also included in the aggregate charges for the first quarter of 2010 was a $49,000 idle facilities charge related to the closure of one of our sales facilities in Europe.

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

Interest and other income, net

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2010	2009
Interest and other income	$154	$272	$(118)	(43)%
Foreign exchange gain/(loss)	(657)	200	(857)	(429)%

Total interest and other income (loss), net	$(503)	$472	$(975)	(207)%
Interest expense	(417)	(355)	(62)	17%

Interest income during the first quarter of fiscal 2010 decreased substantially due to an overall decrease in interest rates and substantially lower cash balances. The rate of return on our investment portfolio dropped from 2.8% at end of the first quarter of 2009 to approximately 1.4% at the end of the first quarter of 2010. Although cash and investments balance was higher at the end of the first quarter of 2010, it was lower on average during the span of the quarter. This is because we used approximately $27.3 million, net of the acquired cash balance, to pay for the acquisition of Xenos and spent another $5.0 million on share buybacks during the quarter. During the first quarter of 2010, we also experienced foreign exchange losses due primarily to the devaluation of the British Pound, the Euro and the U.S. Dollar currency balances held by our Swiss subsidiary against the Swiss Franc. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations. We also recorded interest expense totaling approximately $345,000 during the first quarter of 2010. This increase in interest expense was due to $10.0 million in additional borrowings under our existing credit facility with Wells Fargo Foothill (“WFF”). The additional borrowing was used to fund the acquisition of Xenos which was completed on February 1, 2010.

Provision for (benefit from) income taxes

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2010	2009
Provision for (benefit from) income taxes	$(1,549)	$584	$(2,133)	(365)%
% of Revenue	(5)%	2%

For the three months ended March 31, 2010, we recorded an income tax benefit of approximately $1.5 million, as compared to an income tax provision of approximately $584,000 for the same period of fiscal year 2009. The decrease in the income tax provision for the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009 is mainly due to a tax benefit of $1.6 million recognized during the quarter for the release of a valuation allowance on Canadian deferred assets and a small domestic loss for the quarter.

During the three months ended March 31, 2010, the Company decreased its reserve for uncertain tax positions by approximately $104,000. The decrease is primarily related to a waiver of penalties received as the result of a Canadian voluntary tax disclosure agreement. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company does not believe it is reasonably possible that its reserve for uncertain tax positions would materially change in the next 12 months.

Liquidity and Capital Resources

	As of March 31, 2010	As of March 31, 2009	Change $	Change %
Cash, cash equivalents and short-term investments	$68,161	$46,773	$21,388	46%
Working capital	$34,883	$24,336	$10,547	43%
Note payable	$40,000	$30,000	$10,000	33%
Stockholders’ equity and non-controlling interest	$76,751	$60,125	$16,626	28%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commission bonuses, and benefits), general operating expenses (marketing, travel, office rent) and debt service payments. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is discussed below.

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities. Net cash provided by operating activities increased in the first three months of fiscal 2010 compared to the same period last year primarily due to improved collections. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date decreased by 14 days from 75 days at March 31, 2009 to 61 days at March 31, 2010.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash used in investing activities was $35.1 million for the three months ended March 31, 2010 compared to approximately $273,000 provided by for the same period in fiscal 2009. The primary driver for the decrease in cash during the first quarter of fiscal year 2010 was the acquisition of Xenos which resulted in a cash payment of approximately $27.3 million. This cash payment is net of approximately $6.9 million of acquired cash from Xenos. We funded the acquisition by using a combination of approximately $24.3 million of Company’s cash and investment reserves and borrowed $10.0 million under our existing credit facility with Wells Fargo Foothill (“WFF”). The remaining increase in cash used primarily relates to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities: Cash provided by financing activities was $7.9 million for the three months ended March 31, 2010 compared to $923,000 provided by financing activities during the same period in fiscal year 2009. This increase in cash provided was primarily the result of the additional borrowings under the Company’s existing credit facility with Wells Fargo Foothill (“WFF”) and increase in proceeds derived from the exercise of employee stock options. These increases were offset by $5.0 million in share buybacks during the quarter.

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

Our capital expenditures for the past two years have primarily consisted of leasehold improvements related to our headquarter facility in San Mateo, California and software costs associated with our internal customer portal project. We currently do not foresee material cash outlays associated with capital projects during the remainder of fiscal year 2010 and expect to see lowered cash payments associated with these activities.

In early November of 2008, we entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50.0 million. During the fourth quarter of fiscal year 2008, we used $30.0 million of our cash along with $30.0 million of funds available through this credit facility to complete a $60.0 million common stock buy back. During the first quarter of 2010, we borrowed an additional $10.0 million of funds available through this credit facility to complete the acquisition of Xenos which was completed on February 1, 2010. As of March 31, 2010, the Company owed $40.0 million on the credit facility. There are no minimum pay-down requirements under the terms of this credit facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1.0 million was paid as of March 31, 2010. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary in November of fiscal year 2011. These costs are being capitalized and amortized over four years in the Company’s Consolidated Balance Sheet at March 31, 2010 as current assets if amortized within one year or non-current assets if amortized beyond one year.

As of March 31, 2010, the remaining balance available under the revolving credit facility was approximately $10.0 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10.0 million the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of March 31, 2010, the Company was able to meet the 80% test as well as the $10.0 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Company incurred approximately $345,000 of interest expense primarily associated with the credit facility in the first quarter of fiscal year 2010 compared with $286,000 of interest expense incurred during the first quarter of fiscal year 2009. The increase in the interest expense in fiscal 2010 was due to $10.0 million in additional borrowings under the credit facility which was used to fund the acquisition of Xenos in February 2010.

The Credit Agreement contains financial covenants, which, among other things, require the Company to maintain specified financial ratios and impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. The Company was in compliance with these financial and non-financial covenants at March 31, 2010. The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate International Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

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

At March 31, 2010, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allows, which is currently expected to be June 30, 2010.

We hold our cash, cash equivalents and investments primarily in the United States, Canada, Switzerland, and Singapore. As of March 31, 2010, we held an aggregate of approximately $39.5 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $28.7 million in foreign accounts. Funds in foreign accounts are primarily generated from revenue outside North America and are used to fund oversea operations.

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

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At March 31, 2010, the deferred rent liability balance totaled approximately $856,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $332,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $524,000 classified under other long term liabilities section of our consolidated balance sheet at March 31, 2010. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in April 2011 and this facility is being entirely subleased. Actuate also leases office facilities in various locations in the United States and abroad. All facilities are leased under operating leases.

In prior periods, Actuate pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash remains classified as Other Assets in the accompanying Consolidated Balance Sheet as of March 31, 2010.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$12,207	$5,747	$5,132	$1,270	$58
Interest and loan obligations (2)	43,634	1,379	42,255	—	—
Obligations for uncertain tax positions (3)	701	—	701	—	—

Total	$56,542	$7,126	$48,088	$1,270	$58

Contractual sublease proceeds	$1,844	$1,229	$615	$—	$—

(1)	Our future contractual obligations include minimum lease payments under operating leases at March 31, 2010. Of the remaining future minimum lease payments, approximately $3.6 million is included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of March 31, 2010. Contractual sublease proceeds associated with these minimum lease payments total approximately $1.8 million and are also included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of March 31, 2010.
(2)	Includes estimated interest and commitment fees related to the revolving line of Credit Agreement with Wells Fargo Foothill.
(3)	Represents the tax liability associated with uncertain tax positions. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 11 of our Notes to the Consolidated Financial Statements of our Form 10-K for fiscal year 2009 filed with the SEC on March 10, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first three months of fiscal years 2010 and 2009 we derived 23% of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized loss due to foreign exchange rate fluctuations was approximately $657,000 during the first three months of fiscal 2010 compared to gains of approximately $200,000 for the first three months of fiscal 2009. During the first quarter of fiscal 2010, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenue growth by approximately $350,000 when compared to the same period in the prior year while expenses were negatively impacted by approximately $240,000.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Due to the nature of our investments, we believe that there is limited risk exposure.

We also have a $40.0 million loan with Wells Fargo Foothill which we used to partially fund our tender offer in the fourth quarter of 2008 and acquisition of Xenos in the first quarter of 2010. We performed a sensitivity analysis on the outstanding portion of this loan as of March 31, 2010. The analysis is based on an estimate of the hypothetical changes in annual interest expense that would result from an immediate increase/decrease in interest rates.

The analysis is shown as of March 31, 2010:

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, the our products which would have a material adverse effect on the our business, financial condition and results of operations. No single customer has accounted for more than 10% of total sales in any period presented.

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

Our investments portfolio includes auction rate securities (“ARS”). The ARS market was highly liquid prior to fiscal year 2008. During fiscal year 2008, however, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue of the securities that holders desired to sell at auction. Additional information regarding our ARS investment portfolio is detailed in Note 4 to the Condensed Consolidated Financial Statements for the period ended March 31, 2010.

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

Changes in Internal Controls

There were no changes in Actuate’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, Actuate’s internal control over financial reporting.

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

•

Customers’ desire to consolidate their purchases of Rich Information Applications, Performance Management and Business Intelligence software to one or a very small number of vendors from which a customer has already purchased software;

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The cost, outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Ability to effectively launch new or enhanced products, including the timely education of the Company’s sales, marketing and consulting personnel with respect to such new or enhanced products;

•	Customers delaying purchasing decisions in anticipation of new products or product enhancements;

•	Budgeting cycles of its customers;

•	Failure to successfully manage its acquisitions;

•	Defects in its products and other product quality problems;

•	Failure to successfully meet hiring needs including for qualified professional services employees and unexpected personnel changes;

•	Changes in the market segments and types of customers at which it focuses its sales and marketing efforts;

•	Changes in perpetual licensing models to term- or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale;

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis; and

•	Potential impairments of Auction Rate Securities (“ARS”), goodwill, intangibles and other investments.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 23%, 23% and 34% for the first quarter of fiscal years 2010, 2009 and 2008, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2010. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 31%, 33%, and 35% of total revenues from license fees for the first quarter of fiscal years 2010, 2009 and 2008, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. Xenos’ business in the United Kingdom relies on the sale and support of third party software as a component of its business. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

•

Competition from other software vendors and software development tool vendors including providers of open-source software products that may develop scalable Business Intelligence, Performance Management and Rich Information Applications products;

•

Competition from the IT departments of current or potential customers that may develop scalable Business Intelligence, Performance Management and Rich Information Applications products internally, which may be cheaper and more customized than the Company’s products; and

•	Competition from BIRT. The Company expects that BIRT, which is free, may in the short term cannibalize some smaller sales of its Business Intelligence and Rich Information Applications products.

Most of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources than it does. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing Business Intelligence, Performance Management and Rich Information Applications software products or significantly increase the functionality of their existing software products, either of which could result in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter the Business Intelligence, Performance Management and Rich Internet Applications software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm the Company’s business, operating results and financial condition.

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

The Company cannot be certain that the market for Business Intelligence and Rich Information Applications and Performance Management software products will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for Business Intelligence and Rich Internet Applications and Performance Management software products declines, fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its Business Intelligence and Rich Information Applications and software and Performance Management related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about Business Intelligence and Rich Information Applications and Performance Management software and its products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be materially harmed.

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

As a result of the complexities inherent in Business Intelligence, Rich Information Applications and Performance Management software, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company’s products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm the Company’s business, operating results and financial condition. If the Company fails to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, the Company’s business, operating results and financial condition would be harmed.

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

THE COMPANY’S COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of the Company’s common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in its operating results;

•	Changes in the economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products, including open source products, or new contracts announced by it or its competitors;

•	Developments with respect to copyrights or proprietary rights;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of Business Intelligence, Rich Information Applications and Performance Management software;

•	Adoption of new accounting standards affecting the software industry; and

•	Changes in financial estimates by securities analysts.

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

CERTAIN OF THE COMPANY’S CHARTER PROVISIONS AND DELAWARE LAW MAY PREVENT OR DETER A CHANGE IN CONTROL OF ACTUATE.

The Company’s Certificate of Incorporation, as amended and restated (the “Certificate of Incorporation”), and Bylaws, as amended and restated (“Bylaws”), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions authorizing the issuance of “blank check” preferred stock, eliminating the ability of stockholder to act by written consent and requiring stockholders to provide advance notice for proposals and nomination of directors at the Annual Meeting of Stockholder. In addition, certain provisions of Delaware law and the Company’s stock option plans may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals. The Company has also entered into change of control agreements with its executive officers, which agreements require payment to an executive upon termination of employment within 12 months after acquisition. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of the Company’s common stock.

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

As of March 31, 2010, the Company had approximately $16.5 million in ARS at par value. Since February 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.

In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provides Actuate with rights (the “Put Option”) to sell UBS $16.5 million of its ARS portfolio at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company is permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that are sold would be extinguished. At March 31, 2010 the Company has valued the Put Option at the present value of the difference between the fair market value and the par value of the ARS.

At March 31, 2010, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allows, which is currently expected to be June 30, 2010. In prior quarters, the ARS were classified as long-term investments because of the Company’s inability to determine when its investments in the ARS would settle, and the fact that the exercisability date of the Put Option exceeded 365 days.

The Company has no reason to believe that any of the underlying issuers of its ARS are presently at risk of default. Through March 31, 2010, the Company has continued to receive interest payments on the ARS in accordance with their terms. Currently, interest is being earned at the maximum contractual rate, which may not exceed the one year trailing average rate on the three month Treasury Bill plus 120 basis points. The Company believes that it will ultimately be able to liquidate its ARS related investments without significant loss primarily due to the collateral securing the ARS and the legal settlement it has entered into with UBS. However, it could take until final maturity of the ARS (up to 38 years) to realize the investments’ par value.

If we need to access the funds associated with ARS but are unable to do so, our operations and financial position could be materially harmed.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE REQUIREMENTS.

On November 2, 2008, Actuate entered into a four year revolving line of credit agreement with Wells Fargo Foothill, LLC (“WFF”) as the arranger, administrative agent and lender (the “Credit Agreement”). The Credit Agreement was effective as of November 3, 2008. The Company used $30.0 million of the proceeds from the Credit Agreement in the tender offer it completed in December 2008 and for working capital, issuance of commercial and standby letters of credit, capital expenditures and other general corporate purposes. On February 1, 2010 we borrowed an additional $10.0 million under the Credit Agreement to fund the acquisition of Xenos. The acquisition was valued at approximately $34.3 million and was funded using a combination of cash reserves and borrowings available under the Credit Agreement. At March 31, 2010, our outstanding debt under the Credit Agreement was $40 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended March 31, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
January 1, 2010 through January 31, 2010	—	$—	—	—
Month #2
February 1, 2010 through February 28, 2010	941,882	$5.31	941,882	—
Month #3
March 1, 2010 through March 31, 2010	—	$—	—	—

Total	941,882	$5.31	941,882	—

(1)	On January 26, 2010, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock of up to an aggregate of $5.0 million in the first quarter of fiscal year 2010.

On April 30, 2010, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock of up to an aggregate of $5.0 million in the second quarter of fiscal year 2010. From the end of the first quarter of this year through May 6, 2010, the Company has repurchased a total of 40,400 shares for a total of approximately $185,000 in the open market under this stock repurchase plan.

Item 6.	Exhibits

10.1 (1)	Xenos Group Inc. 2000 Amended Stock Option Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

(1)	Incorporated by reference to our Form S-8 filed on February 4, 2010.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation
(Registrant)

Dated: May 7, 2010	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President,
Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)