Form 10-Q
period 2010-06-30
ACTUATE CORP
filed 2010-08-06
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of June 30, 2010
Common Stock, par value $.001 per share	44,433,085

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$37,456	$53,173
Short-term investments	26,144	22,358
Accounts receivable, net of allowance of $539 and $749 at June 30, 2010 and December 31, 2009, respectively	19,998	33,176
Other current assets	5,995	5,667

Total current assets	89,593	114,374
Property and equipment, net	3,610	3,786
Goodwill	46,389	36,114
Other purchased intangibles, net	17,207	900
Non-current deferred tax assets	14,367	12,920
Other assets	1,841	1,670

	$173,007	$169,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,008	$1,372
Restructuring liabilities	2,686	2,796
Accrued compensation	4,995	4,918
Other accrued liabilities	6,293	5,330
Income tax payable	—	845
Deferred revenue	41,911	44,999

Total current liabilities	57,893	60,260

Long-term liabilities:
Note payable	40,000	30,000
Other liabilities	585	769
Long-term deferred revenue	1,130	1,288
Long term income tax payable	672	806
Restructuring liabilities, less current portion	—	622

Total long-term liabilities	42,387	33,485

Non-controlling interest in subsidiary	622	617
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 79,584,302 and 78,571,349 shares, respectively; outstanding 44,433,085 and 45,462,744 shares, respectively	44	45
Additional paid-in capital	183,848	177,577
Treasury stock, at cost 35,151,217 shares and 33,108,605 shares, respectively	(137,336)	(127,338)
Accumulated other comprehensive loss	(739)	(205)
Retained earnings	26,288	25,323

Total stockholders’ equity	72,105	75,402

	$173,007	$169,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
License fees	$10,030	$8,534	$19,622	$17,287
Maintenance	17,962	19,178	35,960	37,549
Professional services	2,298	1,829	3,782	3,961

Total revenues	30,290	29,541	59,364	58,797

Costs and expenses:
Cost of license fees	498	236	938	436
Cost of services	5,099	4,793	9,626	9,533
Sales and marketing	10,177	10,492	19,701	21,202
Research and development	6,348	5,208	12,270	10,258
General and administrative	7,389	4,557	14,372	9,632
Amortization of other purchased intangibles	461	170	822	340
Restructuring charges	277	70	664	111

Total costs and expenses	30,249	25,526	58,393	51,512

Income from operations	41	4,015	971	7,285
Interest and other income (expense), net	(382)	112	(885)	584
Interest expense	(455)	(355)	(872)	(710)

Income (loss) before income taxes	(796)	3,772	(786)	7,159
Provision (benefit) for income taxes	(202)	972	(1,751)	1,556

Net income (loss)	$(594)	$2,800	$965	$5,603

Basic net income (loss) per share	$(0.01)	$0.06	$0.02	$0.13

Shares used in basic per share calculation	44,947	45,030	45,171	44,745

Diluted net income (loss) per share	$(0.01)	$0.06	$0.02	$0.11

Shares used in diluted per share calculation	44,947	49,235	49,481	48,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$965	$5,603
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase plan	2,996	3,763
Tax benefits from stock-based compensation	(500)	(1,220)
Amortization of other purchased intangibles	1,388	450
Amortization of debt issuance cost	143	140
Depreciation	948	1,108
Change in valuation allowance on deferred tax assets	(1,652)	(575)
Accretion/amortization on short-term debt securities	89	170
Realized gain on Auction Rate Securities (ARS)	(1,032)	—
Unrealized (gain)/loss on ARS	80	(788)
Realized loss on fair value of put option	1,032	—
Unrealized (gain)/loss on fair value of put option	(93)	734
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net of allowance	14,935	9,688
Other current assets	3,201	(242)
Accounts payable	(950)	(681)
Accrued compensation	(371)	(59)
Other accrued liabilities	(3,161)	(907)
Deferred tax assets, net of liabilities	331	(8)
Income taxes receivable	333	(577)
Income taxes payable	(789)	1,615
Other deferred liabilities	(184)	(155)
Restructuring liabilities	(872)	(1,739)
Deferred revenue	(4,777)	(3,248)

Net cash provided by operating activities	12,060	13,072

Investing activities
Purchases of property and equipment	(462)	(662)
Release of restricted cash	—	229
Proceeds from sale and maturity of investments	12,588	8,053
Purchases of short-term investments	(15,274)	(10,783)
Acquisition of Xenos Group Inc., net of cash acquired	(27,343)	—
Change in other current and non-current assets	(237)	(18)

Net cash used in investing activities	(30,728)	(3,181)

Financing activities
Proceeds from the credit facility, net of issuance cost	9,986	—
Tax benefit from exercise of stock options	500	1,220
Proceeds from issuance of common stock	2,960	2,797
Stock repurchases	(9,999)	(258)

Net cash provided by financing activities	3,447	3,759

Net increase (decrease) in cash and cash equivalents	(15,221)	13,650
Effect of exchange rates on cash and cash equivalents	(496)	66
Cash and cash equivalents at the beginning of the period	53,173	24,772

Cash and cash equivalents at the end of the period	$37,456	$38,488

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

As of June 30, 2010, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. During the first quarter of fiscal year 2009, we adopted new accounting guidance for non-controlling interests in subsidiaries as issued by the Financial Accounting Standards Board (“FASB”). The new accounting guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

Actuate Japan’s financial results are reflected in each revenue, cost of revenue and expense category in the consolidated statement of income. Through June 30, 2010, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. Although the Company plans to maintain and expand selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan are not expected to be significant.

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

For sales to end-user customers, Actuate recognizes license revenues when a license agreement has been signed by both parties or a definitive agreement has been received from the customer, the product has been physically shipped or electronically made available, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectability is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence of fair value of sales to end users is based on the price charged when an element is sold separately. Actuate has not established vendor-specific objective evidence of fair value for its licenses. Therefore, the Company recognizes revenues from arrangements with multiple elements involving software licenses under the residual method which means the fair value of the undelivered elements is deferred while the remaining value of the arrangement is allocated to the delivered elements. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

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

The Company typically establishes vendor specific objective evidence of fair value for maintenance and support using a “bell-shaped curve” approach. However, for certain types of license transactions, including OEM and site licenses, the Company uses a “stated maintenance renewal” approach.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 8 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit in the Condensed Consolidated Statements of Operations in connection with stock options, restricted stock units and the Employee Stock Purchase Plan (“ESPP”) for the six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Stock Options	$1,334	$1,779	$2,575	$3,128
Restricted stock units	104	—	170	—
ESPP	114	379	251	635

Total share-based compensation	$1,552	$2,158	$2,996	$3,763

Income tax benefit	$508	$666	$985	$1,168

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the three and six months ended June 30, 2010 and 2009 are as follows:

	Options		ESPP
	Six Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Volatility	54.17 – 54.73%	57.99 – 59.03%	40.15%	94.69%
Expected term (years)	5.66 – 5.71	5.49 – 5.52	1.25	1.25
Risk free interest rate	2.125 – 2.25%	1.75 – 2.625%	0.35%	0.62%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	2%	3 – 4%	N/A	N/A

Effective January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over four years with annual cliff vesting and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 2:1 for each restricted stock unit granted, and an equivalent of 2 shares will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of June 30, 2010, a total of 188,750 RSUs were issued and granted to the Company’s senior management and non-employee Board of Directors. This program is expected to result in an incremental increase in the Company’s stock-based compensation expense for the remainder of fiscal year 2010 and beyond.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below reconciles the weighted average common shares used to calculate basic net income (loss) per share with the weighted-average common shares used to calculate diluted net income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average common shares outstanding	44,947	45,030	45,171	44,745
Weighted-average dilutive common equivalent shares under the treasury stock method	—	4,205	4,310	4,034

Weighted-average common shares used in computing diluted net income (loss) per share	44,947	49,235	49,481	48,779

All outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share in the three months ended June 30, 2010, because all such stock options are anti-dilutive. Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation for the six months ending June 30, 2010. The weighted-average number of shares excluded from the calculation of diluted net income (loss) was 17,103,995 and 6,282,250 in the three and six months ended June 30, 2010, respectively. Dilutive restricted stock units excluded from the diluted net loss per share computation was 27,656 in the three months ending June 30, 2010. In the three and six months ended in June 30, 2009, the Company excluded 8,180,554 and 8,169,723 stock options from its calculation of weighted-average common shares used in computing dilutive net income per share. Such stock options, had they been dilutive, would have been included in the computation of diluted net income per share.

The weighted average exercise price of excluded stock options was $3.97 and $5.85 for the three and six months ended June 30, 2010, respectively. The weighted average exercise price of excluded stock options was $5.45 and $5.48 for the three and six months ended June 30, 2009, respectively.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Other Comprehensive Income (loss)

Other comprehensive income (loss) includes currency translation adjustments and unrealized losses on investments that are not included in net income, but rather are recorded directly in stockholders’ equity. Comprehensive income (loss) during the three and six months of fiscal 2010 and 2009 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(594)	$2,800	$965	$5,603
Foreign currency translation gain (loss)	(435)	956	(496)	66
Unrealized gain (loss) on investments	(2)	264	(38)	75

Total comprehensive income (loss)	$(1,031)	$4,020	$431	$5,744

The Company realized approximately $435,000 and $496,000 in foreign currency translation losses in the second quarter and the first half of fiscal 2010, respectively. These losses related primarily to the translation and consolidation of its European operations. These losses were significantly higher during the second quarter and the first half of fiscal 2010 as compared to the gains reported in fiscal 2009 due primarily to the weakness of the U.S. Dollar against the Swiss Franc and the Canadian dollar during fiscal 2010.

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

The acquisition was concluded for total consideration of approximately $34.3 million ($27.3 million, net of $6.9 million of Xenos cash at the time of the acquisition). Under the terms of the agreement, we completed our tender offer to acquire all of the outstanding shares of Xenos common stock at a price of CAD 3.50 per outstanding share. The transaction was accounted for using the purchase method of accounting. We have included the financial results of Xenos in our Consolidated Financial Statements beginning on the acquisition date.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets acquired and liabilities assumed were recorded at their fair values as of February 1, 2010. The total $34.3 million purchase price was comprised of the following (in thousands):

In U.S. Dollars
Acquisition of approximately 10.0 million shares of outstanding common stock of Xenos at CAD 3.50 per share in cash	$33,149
Net payout for exercise of 707,000 of outstanding employee options at CAD 3.50 per option, (net of exercise price)	1,124
Estimated fair value of 30,750 earned stock options assumed and converted	60

Total purchase price	$34,333

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

Direct transaction costs totaling approximately $1.1 million were incurred between the fourth quarter of 2009 and the second quarter of 2010 related to the Xenos acquisition. These costs include investment banking fees, legal and accounting fees, and other external costs directly related to the acquisition. All costs were directly expensed to the Condensed Consolidated Statements of Operations as incurred.

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

	Amount (in thousands)	Weighted Average Useful life (in years)
Net tangible assets and liabilities	$6,362	N/A
Existing technology	7,657	7
Customer contracts and relationships	8,030	7
In-process research and development (“IPR&D”)	1,961	7
Favorable leases	47	5
Goodwill	10,275	N/A

Total preliminary purchase price allocation	$34,332

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

In-process research and development—In-process research and development (“IPR&D”) represents the fair value of a development project that was underway at Xenos and was not yet completed as of the date of the acquisition. At the date of the acquisition the development team was still in the final stages of development and was in the process of performing final fixes to the software and finalizing minor functionality. The estimated fair value was determined by estimating the net cash flows expected to be generated from the project and discounting the net cash flows to their present value. The underlying product was generally released on June 28, 2010 and we plan to amortize the fair value of the intangible asset on a straight-line basis over the respective estimated useful life of seven years beginning July 2010.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant.

3. Investment in Actuate Japan

Non-controlling (minority) Interest—The minority shareholder of Actuate Japan has a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company has the option to call the Non-controlling interest. The redeemable non-controlling interest as of June 30, 2010 was approximately 12% of the total equity interest. If the non-controlling interest shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $622,000 to purchase these shares. The Company measures and discloses a redeemable non-controlling interest in accordance with the policy discussed above at the calculated redemption value of the put option embedded in the non-controlling interest. The non-controlling shareholder is also a distributor of Actuate products in Japan, although the volume of revenues sold through this distributor has historically been immaterial to Actuate Corporation. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. Through June 30, 2010, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. Although the Company plans to maintain and expand our selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan is not expected to be significant in the near future. As of the date of this filing, the remaining non-controlling shareholder has not notified the Company of any intent to exercise its put option.

4. Fair Value Measurements of Financial Assets and Liabilities

The Company adheres to FASB’s authoritative guidance related to the fair value measurements of financial instruments. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and other current liabilities the carrying amounts approximate their fair value due to the relatively short maturity of these balances. We also believe that the carrying value of our note payable approximates fair value as the interest rate on this note is based on a floating market rate.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Fair value of investments as of June 30, 2010
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$8,216	$8,216	$—	$—
Term deposits (1)	11,798	11,798	—	—
Corporate bonds (2)	14,141	—	14,141	—
Federal and municipal obligations (2)	2,003	—	2,003	—
ARS (2)	9,018	—	—	9,018
Put option (2)	982	—	—	982

	$46,158	$20,014	$16,144	$10,000

	Fair value of investments as of December 31, 2009
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$29,438	$29,438	$—	$—
Term deposits (1)	2,144	2,144	—	—
Commercial paper (2)	3,690		3,690
Corporate bonds (2)	2,206	—	2,206	—
ARS (2)	14,541	—	—	14,541
Put option (2)	1,921	—	—	1,921

	$53,940	$31,582	$5,896	$16,462

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets.
(2)	Included in short–term investments in the Company’s condensed consolidated balance sheets.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

Our investment portfolio includes Auction Rate Securities (“ARS”). They are usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates are subject to reset through an auction process. The ARS held by us are primarily backed by highly rated municipal issuers. As of June 30, 2010, the Company had approximately $10.0 million in ARS at par value. Since February 2008, substantially all auctions for ARS have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company values all of its Level 3 investments using an income approach. The Company’s ARS are valued based on a discounted cash flow model using various assumptions for expected term, discount rate, credit premium and liquidity premium. At June 30, 2010, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allowed. Several of the ARS were re-called and settled by the individual issuers in the second quarter of 2010. Actuate exercised the Put Option for all of the remaining ARS as of June 30, 2010 and the remaining ARS were all settled in July of 2010.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS and Put Option measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the second quarter of fiscal year 2010 (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at December 31, 2009	$16,462
ARS settlement during the second quarter of 2010	(6,475)
Realized gain on ARS included in earnings	1,032
Unrealized loss on ARS included in earnings	(80)
Realized loss on the fair value of Put Option included in earnings	(1,032)
Unrealized gain on the fair value of Put Option included in earnings	93

Balance at June 30, 2010	$10,000

The Company’s cash, cash equivalents, and short-term investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Unrealized Changes in Fair Value	Estimated Fair Value
Balance at June 30, 2010
Classified as cash and cash equivalents:
Cash	$17,442	$—	$—	$—	$17,442
Term deposits	11,798	—	—	—	11,798
Money market funds	8,216	—	—	—	8,216

	37,456	—	—	—	37,456
Classified as short-term investments:
Corporate bonds	14,165	1	(25)	—	14,141
Federal and municipal obligations	2,000	3	—	—	2,003
ARS	10,000	—	—	(982)	9,018
Put option	—	—	—	982	982

	26,165	4	(25)	—	26,144

Total	$63,621	$4	$(25)	$—	$63,600

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Unrealized Changes in Fair Value	Estimated Fair Value
Balance at December 31, 2009
Classified as cash and cash equivalents:
Cash	$21,591	$—	$—	$—	$21,591
Term deposits	2,144	—	—	—	2,144
Money market funds	29,438	—	—	—	29,438

	53,173	—	—	—	53,173
Classified as short-term investments:
Commercial paper	3,679	13	(2)	—	3,690
Corporate bonds	2,200	6	—	—	2,206
ARS	16,475	—	—	(1,934)	14,541
Put option	—	—	—	1,921	1,921

	22,354	19	(2)	(13)	22,358

Total	$75,527	$19	$(2)	$(13)	$75,531

Short-term investments, other than ARS, are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income (Loss). At June 30, 2010, Actuate has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments, with exception of ARS, remain highly liquid and available for use in current operations.

4. Restructuring Charges

During the first half of fiscal year 2010, the Company implemented restructuring actions that resulted in an aggregate charge of $615,000 and elimination of 19 positions worldwide, across all levels, primarily within the sales and marketing organization. Also included in the aggregate charges for the first quarter of 2010 was a $49,000 idle facilities charge related to the closure of one of our sales facilities in Europe.

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

The following table summarizes the restructuring accrual activity during the six months ended June 30, 2010 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2009	$415	$3,003	$3,418
Charges	615	49	664
Payments, net of rents collected on sublease for Q1	(358)	(986)	(1,344)
Payments, net of rents collected on sublease for Q2	(77)	(272)	(349)
Reclassified as a long-term asset (1)	—	238	238
Assumed upon acquisition of Xenos (2)	—	119	119
Adjustments (3)	(60)	—	(60)

Balance at June 30, 2010	535	2,151	2,686
Less: current portion	(535)	(2,151)	(2,686)

Long-term balance at June 30, 2010	$—	$—	$—

(1)	The balance represents the long-term portion of the estimated operating expenses reimbursable to Actuate under its South San Francisco facility sublease agreement. This reimbursable expense was reclassified out of the restructuring accrual and into long-term assets in the first quarter of 2010.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	The balance represents idle facility-related liabilities assumed by us upon our acquisition of Xenos on February 1, 2010.
(3)	In the table above, adjustments reflect the impact of foreign currency translation.

5. Segment and Geographical Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
North America	$24,595	$22,968	$46,895	$45,582
Europe	4,664	5,688	10,347	11,545
Asia Pacific and others	1,031	885	2,122	1,670

	$30,290	$29,541	$59,364	$58,797

As of June 30, 2010, we operated solely in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. There were no customers that accounted for more than 10% of total revenues in the three months ended June 30, 2010 or 2009. There was no single customer that accounted for more than 10% of total revenues in the six months ended June 30, 2010 or 2009.

6. Goodwill and Other Purchased Intangible Assets

In accordance with the authoritative guidance issued by the FASB on accounting and reporting for acquired goodwill and other intangible assets, the Company performs its annual impairment test of goodwill on October 1 of each year. Following is a roll-forward of the activity that affected goodwill during the quarter, (in thousands):

Goodwill as of December 31, 2009	$36,114
Acquisition of Xenos	10,275

Goodwill as of June 30, 2010	$46,389

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	June 30, 2010				December 31, 2009
	Gross Carrying Amount	Acquisition of Xenos	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$14,000	$8,030	$(14,138)	$7,892	$14,000	$(13,320)	$680
Purchased technologies	8,002	7,657	(8,348)	7,311	8,002	(7,782)	220
IPR&D	—	1,961	—	1,961	—	—	—
Leases	—	47	(4)	43	—	—	—

	$22,002	$17,695	$(22,490)	$17,207	$22,002	$(21,102)	$900

IPR&D represents the fair value of a project that is currently underway at Xenos. The product underlying this IPR&D item was released on June 28, 2010 and we expect to amortize the fair value of this intangible asset on a straight-line basis over the respective estimated useful life of seven years beginning July 2010.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense of purchased technology and other intangible assets was approximately $789,000 and $225,000 for the quarters ended June 30, 2010 and 2009, respectively. Of this total, approximately $328,000 and $55,000 was related to the amortization of purchased technology. Amortization expense of purchased intangible assets was approximately $1.4 million and $450,000 for the six months ended June 30, 2010 and 2009, respectively. Of this total, approximately $566,000 and $110,000 was related to the amortization of purchased technologies. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2010 (remainder of year)	$1,715
2011	2,530
2012	2,530
2013	2,530
2014	2,530
2015 and thereafter	5,372

$17,207

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

Revolving credit line

In November 2008, the Company entered into a four year revolving line of credit agreement with Wells Fargo, LLC (“Credit Agreement”). The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but not to exceed 80% of the Company’s recurring maintenance revenue. The Company used $30.0 million of the proceeds from the Credit Agreement in the tender offer it completed in December 2008. On February 1, 2010 the Company borrowed an additional $10.0 million under the Credit Agreement to fund the acquisition of Xenos. As of June 30, 2010, the Company owed $40.0 million on the credit facility. There are no minimum pay-down requirements under the terms of this credit facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1.0 million was paid as of June 30, 2010. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary of the agreement, which will be in November of fiscal year 2011. These costs are being capitalized and amortized over four years. They are classified in the Company’s Consolidated Balance Sheet as current assets if amortized within one year or non-current assets if amortized beyond one year.

As of June 30, 2010, the remaining balance available under the revolving credit facility was approximately $10.0 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10.0 million the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of June 30, 2010, the Company was able to meet the 80% test as well as the $10.0 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. For the second quarter and the first half of fiscal year 2010, we recorded interest expense totaling approximately $346,000 and $677,000, respectively, on the utilized portion of our credit facility with Wells Fargo Financial (“WFF”). During the second quarter and the first half of fiscal year 2010, we recorded capitalized debt issuance costs of approximately $71,000, and $143,000, respectively. These costs are being amortized over the term of the credit facility. For the second quarter and the first half of fiscal year 2009, we recorded interest expense totaling approximately $286,000 and $572,000, respectively, on the utilized portion of our credit facility with Wells Fargo Financial (“WFF”). During the second quarter and the first half of fiscal year 2009, we also recorded unused line fees and capitalized debt issuance costs of approximately $69,000, and $138,000, respectively. These costs are being amortized over the term of the credit facility. The increase in the interest expense in fiscal 2010 was due to $10.0 million in additional borrowings under the credit facility which was used to fund the acquisition of Xenos in February 2010.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Credit Agreement contains financial covenants, which, among other things, require the Company to maintain specified financial ratios and impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. The Company was in compliance with these financial and non-financial covenants at June 30, 2010. The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate International Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

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

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At June 30, 2010, the deferred rent liability balance totaled approximately $774,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $344,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $430,000 classified under other long term liabilities section of our consolidated balance sheet at June 30, 2010. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in April 2011 and this facility is being entirely subleased. Actuate also leases office facilities in various locations in the United States and abroad. All facilities are leased under operating leases.

In prior periods, Actuate pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash remains classified as Other Assets in the accompanying Consolidated Balance Sheet as of June 30, 2010.

Equity Incentive Plans

An individual who first joins the Board of Directors as a non-employee director will be awarded an option to purchase 25,000 shares of the Corporation’s Common Stock and a restricted stock unit award covering 12,500 shares of the Corporation’s Common Stock. Each option award and each restricted stock unit award granted to a new non-employee director will vest upon the non-employee director’s continued Board service according to the following schedules. The option award will vest over four years, with twenty five percent (25%) of the award vesting on the one year anniversary of the option grant and the remainder vesting in equal monthly installments over the next 36 months. The restricted stock unit award for a new non-employee director will vest over 4 years in equal annual installments. The first installment will vest on the 13-month anniversary of the award date and the remainder will vest in equal annual installments on the second, third and fourth anniversaries of the award date. Starting with the 2010 Annual Meeting of Stockholders, each continuing non-employee director will be awarded an option to purchase 16,000 shares of the Corporation’s Common Stock and a restricted stock unit award covering 8,000 shares of the Corporation’s Common Stock at each Annual Meeting of Stockholders. Each option for each continuing non-employee director will vest upon the non-employee directors’ continued Board service through the first anniversary of the award date. Each restricted stock unit award will vest upon the non-employee directors’ continued Board service through the 13-month anniversary of the award date. All grants will be made under the 1998 Plan. Each restricted stock unit award and each option award will vest in full on an accelerated basis upon (i) an approved acquisition of the Corporation by merger or consolidation, (ii) a sale of all or substantially all of the Corporation’s assets, (iii) the successful completion of a tender or exchange offer for securities possessing more than fifty percent (50%) of the total combined voting power of the Corporation’s outstanding securities, or (iv) the death or disability of the optionee while serving as a member of the Board of Directors. Each restricted stock unit award will entitle the recipient to one share of the Corporation’s Common Stock on the date when the applicable vesting requirements for that unit are satisfied. A non-employee director may, in accordance with applicable tax laws and regulations, elect to defer the issuance of the shares of Common Stock that vest pursuant to his or her restricted stock unit award until his or her cessation of Board service.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

All directors are eligible to receive option awards under Actuate’s Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”). In January 2009, the Board of Directors resolved that starting with the grant awards to be made at the 2009 Annual Meeting of Stockholders all grant awards to the non-employee directors shall be made under the 1998 Plan rather than the Directors Plan.

In connection with the Xenos acquisition, Actuate’s Board of Directors duly authorized the issuance of stock options to eligible employees from the Company’s 1998 Equity Incentive Plan. A total of 573,800 non-statutory stock options were issued in February of 2010 with the exercise price of $5.31. Each grant shall fully vest in four years with 25% cliff vesting at the end of year one and the remaining balance to vest in thirty-six successive monthly installments.

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

All new employee options are subject to the same vesting schedule (twenty-five percent of the option shares will vest on the one year anniversary of the option grant date and the remaining option shares will vest in thirty-six equal monthly installments over the thirty-six month period measured from the first anniversary of the option grant date, provided the optionee continues to provide services to the Corporation through each applicable vesting date) and all have ten year terms.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 35,543,298 as of June 30, 2010.

The weighted average grant date fair value of options granted during the quarter ended June 30, 2010 was $2.35 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended June 30, 2010 was $500,000.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.78-$1.49	3,204,876	2.67 years	$1.49	3,204,876	$1.49
$1.56-$3.36	2,046,550	4.32 years	$2.71	2,016,362	$2.70
$3.37-$3.56	1,934,562	7.77 years	$3.55	823,342	$3.55
$3.58-$3.89	2,109,572	4.11 years	$3.71	1,801,936	$3.68
$3.92-$4.80	2,919,289	7.25 years	$4.66	1,111,518	$4.49
$4.85-$5.31	2,277,587	7.25 years	$5.15	1,471,653	$5.11
$5.36-$6.93	2,169,341	7.21 years	$6.17	1,361,339	$6.16
$6.95-$17.50	349,700	2.41 years	$10.57	317,861	$10.87

$0.78-$17.50	17,011,477	5.60 years	$3.96	12,108,887	$3.64

	June 30, 2010	June 30, 2009
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	16,878,648	17,587,248
Aggregate intrinsic value (in thousands)	$16,450	$24,682
Weighted average exercise price per share	$3.96	$3.86
Weighted average remaining contractual term (in years)	5.57	5.82
Options Exercisable
Options currently exercisable	12,108,887	12,657,663
Aggregate intrinsic value of currently exercisable options (in thousands)	$15,241	$21,585
Weighted average exercise price per share	$3.64	$3.56
Weighted average remaining contractual term (in years)	4.44	4.84

As of June 30, 2010, the number of options reserved for future grants under all option plans was 15,793,413. The number of shares available for future purchase under the ESPP Plan was 2,341,883.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Under the Xenos Option Exchange, we converted options to purchase 30,750 shares of Xenos common stock into options to purchase approximately 19,025 shares of Actuate common stock. As of June 30, 2010, options outstanding under the Xenos Plan totaled 19,025.

Summary of Restricted Stock Units (“RSUs”)

Restricted stock unit activity for the three months ended June 30, 2010:

RSU Activity during the Quarter
Beginning outstanding balance – March 31, 2010:	164,750
Awarded	24,000
Released	—
Forfeited	—

Ending outstanding balance – June 30, 2010:	188,750

For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 2:1 for each restricted stock unit granted, and an equivalent of 2 shares will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of June 30, 2010, a total of 188,750 RSUs will be deducted from the share reserve for future restricted stock units issued.

The weighted average grant date fair value of restricted stock units granted during the quarter ended June 30, 2010 was $4.20 per unit.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	188,750	1.96	$840
Restricted stock units vested and expected to vest	181,479	1.93	$808

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Maintenance and support	$39,543	$43,319
Other	3,498	2,968

Total deferred revenue	43,041	46,287
Less: current portion	(41,911)	(44,999)

Long-term deferred revenue	$1,130	$1,288

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

9. Subsequent Events

Prior to the end of the second quarter of fiscal 2010, several of the Company’s ARS investments were re-called and settled by the individual issuers. Actuate exercised the Put Option for all of the remaining ARS as of June 30, 2010 and the remaining ARS balance totaling $10.0 million was settled in July of 2010.

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

Despite the recent global recession, we have achieved year-to-date profitability and positive cash flows. We achieved these results not only through our solid execution, leading technology and strong customer relationships, but also because of our commitment to operating efficiencies which have resulted in significant reductions to our operating expenses, as we aligned our business to weather a turbulent and unpredictable macro-economic environment.

Nevertheless, our business model and longer-term financial results are not immune to a sustained economic downturn. The financial turmoil and economic uncertainty over the last two years has caused some of our customers to postpone investments and purchase decisions, decrease their spending or delay payments to us. During fiscal year 2009 we saw increasing pressures on our customers’ Information Technology budgets, and therefore our customers sought more flexibility in the timing of purchases. Facing uncertainty and cost pressures in their own businesses, some of our customers are waiting to purchase our products and are increasingly seeking purchasing terms and conditions that are less favorable to us. This trend partially contributed to lower license revenues for fiscal year 2008 and fiscal year 2009. We have also seen a similar impact on our maintenance renewal and consulting business in the recent years. If the financial turmoil and economic uncertainty continue and cause further customer bankruptcies or consolidation among our customers, our year-over-year revenue and operating income results could be adversely affected.

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

For the remainder of fiscal year 2010, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in the remainder of fiscal year 2010 particularly among financial services companies in the United States. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, Rich Internet Application (the market category that includes Rich Information Applications) and Performance Management software purchases with fewer suppliers. Finally, we expect to continue experiencing vigorous competition in the Rich Internet Applications market. Several of our competitors have released products that are marketed to be directly competitive with our Rich Information Applications offerings. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the Rich Internet Applications market will be vigorous in the near future.

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

In addition to the above, in fiscal year 2010 we initiated strategies involving the recent acquisition of Xenos. As part of Actuate’s product portfolio, the Xenos product family will continue to be fully supported and drive value for customers as it does in many applications today. The planned integration will enable new and existing customers to leverage both Xenos and Actuate technologies to efficiently address new challenges and deliver higher value.

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

	Three Months Ended Jun 30,
	(in thousands except per share data)
	2010	2009	Change	% Change
Financial summary
Total revenues	$30,290	$29,541	$749	3%

Total operating expenses	30,249	25,526	4,723	19%

Income from operations	41	4,015	(3,974)	(99)%
Operating margins	—%	14%	(14)%	(100)%

Net income (loss)	$(594)	$2,800	$(3,394)	(121)%

Diluted net income (loss) per share	$(0.01)	$0.06	$(0.07)	(117)%

Shares used in diluted per share calculation	44,947	49,235	(4,288)	(9)%

Our total revenues for the second quarter of fiscal year 2010 were marginally higher than prior year at $30.3 million compared to $29.5 million reported in the second quarter of fiscal 2009. Included in the second quarter of fiscal year 2010 results were revenues attributed to Xenos, which we acquired on February 1, 2010.

The fluctuations in revenues during the second quarter of fiscal 2010 were mainly due to the following factors:

•	Increase in total revenues due to the acquisition of Xenos, which we acquired on February 1, 2010.

•	Increase in license revenues due to the recent conclusion of a royalty dispute with Oracle America, Inc. (“Oracle”).

•

An increase in professional services revenues due primarily to the acquisition of Xenos. Despite this increase, the professional services revenues remain weak mainly due to a slowing economy which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products.

•

Slowing license revenue growth since fiscal 2008 has resulted in a negative compounding effect on our maintenance renewal stream. We continue to experience high levels of declines in maintenance renewals primarily related to certain of our legacy products.

On June 14, 2010, we entered into an agreement (“the Agreement”) with Oracle to end a dispute regarding distributions of Actuate software by Oracle. Oracle agreed to pay us a total of $16.0 million in twelve equal quarterly installments effective June 2010 through March 2013 (“installment period”). The terms of the agreement called for equal cash payments by Oracle to us over an extended period of time and in accordance with a pre-determined schedule. Accordingly, we expect to recognize revenue similar to an extended payment term contract. Consequently, every period as the payments from Oracle come due, approximately $1.3 million of revenue will be recognized by us. This amount will be apportioned between license and maintenance revenue based on the maintenance rate dictated in the underlying Oracle contract.

The decrease in our operating margins was due mainly to a $2.7 million increase in legal expenses relating to various contract compliance matters but primarily to our litigation with Oracle which we settled on June 14, 2010. We have other ongoing litigation with certain customers relating to their compliance with our license and services agreements and consequently we expect to incur legal fees associated with our contract compliance matters in the future. Nonetheless, we expect the level of legal fees to decline significantly in the near term because of the settlement of the Oracle matter and the current state of the remainder of the Company’s pending litigation.

As part of our response to a challenging business environment, we continue to implement our restructuring plan which through the first half of fiscal 2010 resulted in the elimination of 19 positions held by Actuate employees worldwide, the closure of a sales facility and associated fixed assets write-offs in Europe.

As a result of fluctuations in foreign currency exchange rates, our revenues were negatively impacted by approximately $220,000 while our operating expenses were positively impacted by approximately $180,000 for the second quarter of fiscal year 2010.

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

Valuation of Goodwill. We evaluate goodwill, at a minimum, on an annual basis in the fourth quarter of each fiscal year, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company begins its impairment test by applying a “Market” approach. Given the Company has one reporting unit; this approach involves comparing the market capitalization of the Company to its carrying value. If this “Market” approach derives a fair value that significantly exceeds the carrying value of the Company then no further testing is performed. However, if the “Market” approach indicates the fair value does not significantly exceed the carrying value of the Company, we perform a supplemental calculation of the estimated fair value of the reporting unit using an “Income” approach. We then consider the results of both the “Market” approach and “Income” approach to determine whether or not it is necessary to move to the second step of the goodwill impairment analysis in order to measure the amount of any impairment loss.

Thus far, the “Market” approach has consistently indicated that the estimated fair value of the reporting unit was significantly higher than the carrying value. Therefore, we have determined that there has been no impairment and consequently it has not been necessary to perform a supplemental “Income” approach to the valuation.

For further information about our significant accounting policies, see the discussion under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2009, as filed with the SEC on Form 10-K on March 10, 2010.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
License fees	33%	29%	33%	29%
Maintenance	59	65	61	64
Professional services and training	8	6	6	7

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	2	1	2	1
Cost of services	17	16	16	16
Sales and marketing	33	35	33	36
Research and development	21	18	21	17
General and administrative	24	15	24	16
Amortization of other purchased intangibles	2	1	2	1
Restructuring charges	1	—	1	—

Total costs and expenses	100	86	99	87

Income from operations	—	14	1	13
Interest and other income (expense), net	(1)	—	(1)	1
Interest expense	(2)	(1)	(1)	(1)

Income (loss) before income taxes	(3)	13	(1)	13
Provision (benefit) for income taxes	(1)	3	(3)	3

Net income (loss)	(2)%	10%	2%	10%

Revenues

The following table represents a breakdown of our total revenues by type of revenue (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2010	2009	Variance $’s	Variance %	2010	2009	Variance $’s	Variance %
Revenues
License fees	$10,030	$8,534	$1,496	18%	$19,622	$17,287	$2,335	14%
Maintenance	17,962	19,178	(1,216)	(6)%	35,960	37,549	(1,589)	(4)%
Professional services and training	2,298	1,829	469	26%	3,782	3,961	(179)	(5)%

Total Revenues	$30,290	$29,541	$749	3%	$59,364	$58,797	$567	1%

% of Revenue
License fees	33%	29%			33%	29%
Maintenance	59%	65%			61%	64%
Professional services and training	8%	6%			6%	7%

Total Revenues	100%	100%			100%	100%

Our revenues are derived from software license fees and services, which include software maintenance and support, consulting and training. Our total revenues increased slightly from $29.5 million for the quarter ended June 30, 2009 to $30.3 million for the quarter ended June 30, 2010. Included in the second quarter of fiscal year 2010 results were revenues attributed to Xenos which we acquired on February 1, 2010. The acquisition of Xenos resulted in an overall increase to our license revenues for the second quarter of fiscal 2010 as compared to the same period last year. We also experienced an increase in our professional services revenues due primarily to the acquisition of Xenos. Despite this increase, the professional services revenues remain weak mainly due to a challenging economy which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products. These increases in license and professional services revenues were partially offset by lower maintenance and support revenues as continued reductions in our license revenues from the onset of the global recession in early 2008 has resulted in a negative compounding effect on our maintenance revenues.

For the first half of fiscal year 2010, the changes and the underlying reasons for those changes in the various components of our revenues were similar to those experienced during the quarter as noted above. Revenues outside of North America decreased by 5% from $13.2 million in the first half of fiscal 2009 to approximately $12.5 million in the first half of fiscal 2010 while North America revenues showed a modest increase of 3% or approximately $1.3 million. The increase in North America revenues was primarily due to several large dollar license transactions, but was tempered by continued macro economic conditions, which are causing customers to delay purchases and or work on ways to grow optimal efficiencies out of existing infrastructure server environments. The international revenues represented 21% of our total revenues versus 23% in the same period last year. For the year, approximately $130,000 of the international revenues was attributable to favorable exchange rate fluctuations on revenue transactions denominated in foreign currencies.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2010	2009	Variance $’s	Variance %	2010	2009	Variance $’s	Variance %
License Revenues
North America	$8,734	$6,746	$1,988	29%	$15,858	$13,688	$2,170	16%
Europe	947	1,576	(629)	(40)%	3,018	3,265	(247)	(8)%
APAC	349	212	137	65%	746	334	412	123%

Total License	$10,030	$8,534	$1,496	18%	$19,622	$17,287	$2,335	14%

% of total revenue	33%	29%			33%	29%

License fees. The increase in license revenues for the second quarter of fiscal year 2010 over the same period in the prior year was due primarily to revenues from our acquisition of Xenos. We also reached an agreement with Oracle during the second quarter of 2010 to end a dispute regarding distributions of Actuate software by Oracle. The agreement was reached on June 14, 2010 and required Oracle to pay Actuate a total of $16.0 million in twelve equal quarterly installments effective June 2010 through March 2013. The terms of the agreement called for equal cash payments by Oracle to Actuate over an extended period of time and in accordance with a pre-determined schedule. Accordingly, Actuate will recognize revenue similar to an extended payment term contract. Consequently, every period as the payments from Oracle become due, approximately $1.3 million of revenue will be recognized by Actuate. This amount will be apportioned between license and maintenance revenue based on the maintenance rate dictated in the underlying Oracle contract. These increases, however, were partially offset by continued weakness in corporate spending due to macro economic conditions, mainly in Europe, which are causing customers to delay purchases and or work on ways to grow optimal efficiencies out of existing infrastructure server environments.

North America experienced a 29% or approximately $2.0 million increase in license revenues, while our European and Asian regions experienced a 28% or approximately $490,000 decrease in license revenues during the second quarter of fiscal 2010. Approximately $100,000 of the decrease in international license revenues was attributed to foreign currency exchange losses. During the second quarter of fiscal year 2010, we completed two license transactions greater than $1.0 million and closed transactions greater than $100,000 with 60 customers. During the same period last year we completed one license transactions greater than $1.0 million and closed transactions greater than $100,000 with 57 customers.

The following table represents a breakdown of our service revenues by type of revenue (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2010	2009	Variance $’s	Variance %	2010	2009	Variance $’s	Variance %
Services Revenues
Maintenance and support	$17,962	$19,178	$(1,216)	(6)%	$35,960	$37,549	$(1,589)	(4)%
Professional services	2,298	1,829	469	26%	3,782	3,961	(179)	(5)%

Total Services	$20,260	$21,007	$(747)	(4)%	$39,742	$41,510	$(1,768)	(4)%

% of Services Revenue
Maintenance and support	89%	91%			90%	90%
Professional services	11%	9%			10%	10%

Total Services	100%	100%			100%	100%

Services. Services revenue is comprised of maintenance and support, professional services, and training. The 5% decrease in services revenues was driven primarily by decreases in our maintenance and support revenues as continued reductions in our license revenues from the onset of the global recession in early 2008 has resulted in a negative compounding effect on our maintenance revenues. We continue to experience high levels of declines in maintenance renewals primarily related to certain of our legacy products. Our professional services and consulting revenues increased during the second quarter of 2010 due primarily to the acquisition of Xenos, which was completed on February 1, 2010. Despite this increase, our professional services revenues continue to decline mostly due to a weak macro-economic environment, which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products.

Services margins decreased from 77% in the second quarter of fiscal year 2009, to 75% for the second quarter of fiscal year 2010. This decrease was primarily the result of the 6% decrease in maintenance and support revenues in the second quarter of 2010 compared to the same period last year. Maintenance and support typically carries a higher margin than professional services.

The 4% decrease in services revenues for the six months ended June 30, 2010 was primarily attributed to a decrease in our non-Xenos professional services revenues. We also experienced a decrease in our maintenance and support revenues as continued reductions in our license revenues from the onset of the global recession in 2008 has resulted in a negative compounding effect on our maintenance revenues. We continue to experience high levels of declines in maintenance renewals primarily related to certain of our legacy products.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2010	2009	Variance $’s	Variance %	2010	2009	Variance $’s	Variance %
Services Revenues
North America	$15,861	$16,222	$(361)	(2)%	$31,037	$31,894	$(857)	(3)%
Europe	3,717	4,112	(395)	(10)%	7,329	8,280	(951)	(11)%
APAC	682	673	9	1%	1,376	1,336	40	3%

Total Services	$20,260	$21,007	$(747)	(4)%	$39,742	$41,510	$(1,768)	(4)%

% of total revenue	67%	71%			67%	71%

By region, North America accounted for approximately 78% of the total services revenue in the second quarter and the first half of fiscal 2010 while the Europe and Asia Pacific regions accounted for 18% and 4% of the total services revenues, respectively. For the same periods last year, North America accounted for approximately 77% of the total services revenue while the Europe and Asia Pacific regions accounted for 20% and 3% of the total services revenues, respectively.

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2010	2009	Variance $’s	Variance %	2010	2009	Variance $’s	Variance %
Cost of license fees	$498	$236	$262	111%	$938	$436	$502	115%
% of license revenue	5%	3%			5%	3%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The increase in cost of license fees in absolute dollars for the second quarter and the first half of fiscal year 2010, compared to the corresponding periods in the prior year, was due primarily to amortization of Xenos purchased intangibles which we started amortizing in February of 2010. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 5% and 6% of revenues from license fees for the remainder of fiscal year 2010.

Cost of services

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2010	2009	Variance $’s	Variance %	2010	2009	Variance $’s	Variance %
Cost of services	$5,099	$4,793	$306	6%	$9,626	$9,533	$93	1%
% of services revenue	25%	23%			24%	23%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The increase in cost of services for the second quarter of fiscal year 2010, compared to the corresponding period in the prior year, was primarily due to our acquisition of Xenos in February of 2010. This increase was offset by decrease in employee compensation and related costs in response to continued reductions in consulting revenues as demand for Actuate’s professional services engagements decreased in fiscal year 2010. As a result, we reduced our non-Xenos headcount by approximately 40% or 16 employees from 38 at the end of the second quarter of 2009 to 22 employees at end of the second quarter of 2010. These reductions in headcount translated to approximately $400,000 of cost reductions in employee compensation, travel and related costs during the second quarter of fiscal 2010.

For the six months ended June 30, 2010, we experienced reductions in similar categories of costs as we did during the quarter. Excluding Xenos, compensation related and travel expenses decreased by approximately $750,000 due to slowing revenues and reduced consulting headcount. These reductions in cost were offset by an overall increase in cost of services due to our acquisition of Xenos in February of 2010.

We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 23% to 25% of total services revenues for the remainder of fiscal year 2010.

Sales and marketing

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2010	2009	Variance $’s	Variance %	2010	2009	Variance $’s	Variance %
Sales and marketing	$10,177	$10,492	$(315)	(3)%	$19,701	$21,202	$(1,501)	(7)%
% of total revenue	33%	35%			33%	36%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Sales and marketing expenses have decreased in almost every category in the second quarter of 2010 compared to the same period last year. One of the main drivers accounting for this decrease was employee compensation as we reduced our global non-Xenos sales headcount by approximately 19% from 108 at the end of the second quarter 2009 to 88 at the end of the second quarter of fiscal 2010. The reduction in headcount resulted in approximately $1.0 million decrease in compensation expense compared to the second quarter of last year. However, during the second quarter of 2010, we closed several large license transactions that increased our commission expense by approximately $700,000 over the same period last year. Commission expense was also higher in the second quarter of this year as June 30, 2010 marked the conclusion of our sales year. The end of a sales year often results in increased payouts as elevated commission tiers are attained and compensated at higher rates. We changed our sales year in the third quarter of 2009 from a calendar year cycle to a mid-year cycle which spans from July 1 to June 30. We also experienced decreases during the second quarter of 2010 in marketing program expenses which resulted in approximately $1.0 million in cost reductions due primarily to the elimination of global programs. These decreases were partially offset by increased operating expenses as a result of our acquisition of Xenos in February of 2010.

For the six months ended June 30, 2010, we experienced reductions in similar categories of costs as we did during the quarter. Employee compensation decreased by approximately $1.5 million due to the reductions in non-Xenos headcount as mentioned above. These reductions were offset by an increase in commission expense due to the closure of several large license transactions during the second quarter of fiscal 2010 and escalated payouts due to the conclusion of our sales year as discussed above. Marketing program costs decreased by approximately $1.4 million during the first half of fiscal 2010 compared to the same period last year due to reasons mentioned above. These decreases were offset by increased operating expenses as a result of our acquisition of Xenos in February of 2010.

We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 33% to 35% of total revenues for the remainder of fiscal year 2010.

Research and development

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2010	2009	Variance $’s	Variance %	2010	2009	Variance $’s	Variance %
Research and development	$6,348	$5,208	$1,140	22%	$12,270	$10,258	$2,012	20%
% of total revenue	21%	18%			21%	17%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. The increase in research and development expenses in the second quarter and the first half of fiscal year 2010 was primarily due to the acquisition of Xenos in February of 2010. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 18% to 22% of total revenues for the remainder of fiscal year 2010.

General and administrative

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2010	2009	Variance $’s	Variance %	2010	2009	Variance $’s	Variance %
General and administrative	$7,389	$4,557	$2,832	62%	$14,372	$9,632	$4,740	49%
% of total revenue	24%	15%			24%	16%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the second quarter of fiscal year 2010 was primarily due to increased legal fees of approximately $2.7 million due mostly to contract compliance matters and in particular to our litigation with Oracle which we settled on June 14, 2010. We have other ongoing litigation with certain customers relating to their compliance with our license and services agreements and consequently we expect to incur legal fees associated with our contract compliance matters in the future. Nonetheless, we expect the level of legal fees to decline significantly in the near term because of the settlement of the Oracle matter and the current state of the remainder of the Company’s pending litigation. In addition to the increase in legal fees, we experienced an overall increase in our general and administrative expenses due to our acquisition of Xenos which was completed in February 2010. These increases were partially offset by reductions in employee compensation due primarily to lower bonus accruals that are tied to Company’s operating results.

For the six months ended June 30, 2010 the increase in general and administrative expenses was primarily due to increased legal fees of approximately $5.2 million due mostly to legal fees resulting from contract compliance matters and our acquisition of Xenos during the first quarter of 2010. These increases were partially offset by a reduction in employee compensation due primarily to lower bonus accruals that are tied to Company’s operating results, lower audit and tax advisory fees due to the timing of the field work performed by our independent auditors and lower bad debt expense due to an improved accounts receivable aging balance.

We expect our general and administrative expenses to decrease in absolute dollars and as a percentage of total revenues for the remainder of fiscal year 2010 due to the resolution of our royalty dispute with Oracle. We anticipate our general and administrative expenses to be in the range of 15% to 20% of total revenues for the remainder of fiscal year 2010.

Amortization of intangibles

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2010	2009	Variance $’s	Variance %	2010	2009	Variance $’s	Variance %
Amortization of other purchased intangibles	$461	$170	$291	171%	$822	$340	$482	142%
% of total revenue	1%	—%			1%	—%

Amortization expense increased during the first quarter and the first half of fiscal 2010 as compared to the same periods in fiscal 2009 due to amortization expense associated with intangibles assets purchased through the acquisition of Xenos. These purchased intangibles are being amortized over their estimated useful lives of seven years. In addition, as a result of our acquisition of performancesoft in the first quarter of fiscal 2006, we acquired purchased intangibles which are amortized over their estimated useful lives of five years.

Restructuring charges

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2010	2009	Variance $’s	Variance %	2010	2009	Variance $’s	Variance %
Restructuring charges	$277	$70	$207	296%	$664	$111	$553	498%
% of total revenue	1%	—%			1%	—%

Historically restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

During the first half of fiscal year 2010, the Company implemented restructuring actions that resulted in an aggregate charge of $615,000 and elimination of 19 positions worldwide, across all levels primarily within the sales and marketing organization.

Interest and other income, net

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2010	2009	Variance $’s	Variance %	2010	2009	Variance $’s	Variance %
Interest and other income, net	$132	$284	$(152)	(54)%	$286	$556	$(270)	(49)%
Foreign exchange gain/(loss)	(514)	(172)	(342)	199%	(1,171)	28	(1,199)	(4282)%

Total interest and other income (expense), net	$(382)	$112	$(494)	(441)%	$(885)	$584	$(1,469)	(252)%
Interest expense	$(455)	$(355)	$(100)	28%	$(872)	$(710)	$(162)	23%

Interest income for the second quarter and the first half of fiscal 2010 decreased due to an overall decrease in the average cash balance. On average, our cash and investment balances were lower because we used approximately $27.3 million, net of the acquired cash, to pay for the acquisition of Xenos and spent another $10.0 million on share buybacks during the first half of fiscal 2010. We also experienced foreign exchange losses during the second quarter as well as the first half of fiscal 2010 due mainly to the devaluation of the British Pound, the Euro and the U.S. Dollar currency balances held by our Swiss subsidiary against the Swiss Franc. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations. We also recorded interest expense totaling approximately $383,000, and approximately $729,000 during the second quarter and the first six months of fiscal 2010, respectively as compared to approximately $286,000 and $572,000 for the comparative periods last year. The increases in interest expense for the second quarter and the first half of 2010 over fiscal 2009 were due to $10.0 million in additional borrowings under our existing credit facility with Wells Fargo Foothill (“WFF”). The additional borrowing was used to fund the acquisition of Xenos which was completed on February 1, 2010. In addition to interest expense, we also recorded capitalized debt issuance costs during the second quarter and the first half of fiscal 2010 totaling approximately $71,000 and $143,000, respectively. During the second quarter and the first half of fiscal year 2009, unused line fees and capitalized debt issuance costs totaled approximately $69,000, and $138,000, respectively. These costs are being amortized over the term of the credit facility.

Provision for (benefit from) income taxes

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2010	2009	Variance $’s	Variance %	2010	2009	Variance $’s	Variance %
Provision (benefit from) income taxes	$(202)	$972	$(1,174)	(121)%	$(1,751)	$1,556	$(3,307)	(213)%
% of total revenue	(1)%	3%			(3)%	3%

For the three months ended June 30, 2010, we recorded an income tax benefit of approximately $202,000, as compared to an income tax provision of approximately $972,000 for the same period of fiscal year 2009. The decrease in the income tax provision for the second quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2009 is primarily due to lower domestic pretax net income. The tax provision for the quarter was also impacted by discreet items which reduced the tax benefit by approximately $47,000.

For the six months ended June 30, 2010, we recorded an income tax benefit of approximately $1.8 million as compared to an income tax provision of approximately $1.6 million for the same period of fiscal year 2009. The decrease in the 2010 year-to date income tax provision is due to lower domestic pretax net income and a tax benefit of approximately $1.6 million recognized discretely in the first quarter for the release of a valuation allowance on Canadian deferred tax assets. The change in the valuation allowance was made due to changes in judgments related to the future use of deferred tax assets. The expected utilization of these deferred tax assets changed because of changes in future year income projections and tax planning strategies.

During the three months ended June 30, 2010, the Company decreased its total amount of unrecognized tax benefits by approximately $6,000. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next twelve months.

Liquidity and Capital Resources

	As of June 30, 2010	As of December 31, 2009	Change $	Change %
Cash, cash equivalents and investments	$63,600	$75,531	$(11,931)	(16)%
Working capital	$31,700	$54,114	$(22,414)	(41)%
Note payable	$40,000	$30,000	$10,000	33%
Stockholders’ equity and non-controlling interest	$72,727	$76,019	$(3,292)	(4)%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commission bonuses, and benefits), general operating expenses (marketing, travel, office rent) and debt service payments. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is discussed below.

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities. Net cash provided by operating activities decreased in the first half of fiscal 2010 compared to the same period last year primarily due to increased legal fees as reflected in our lower net income and increased accrued liabilities. These decreases were partially offset by improved collections as days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date decreased by 38 days from 98 days at December 31, 2009 to 60 days at June 30, 2010.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash used in investing activities was $30.7 million for the six months ended June 30, 2010 compared to approximately $3.2 million used during the same period in fiscal 2009. The primary driver for the decrease in cash during the first half of fiscal year 2010 was the acquisition of Xenos which resulted in a net cash payment of approximately $27.3 million. This cash payment is net of approximately $6.9 million of acquired cash from Xenos. We funded the acquisition by using a combination of approximately $24.3 million of Company’s cash and investment reserves and borrowed $10.0 million under our existing credit facility with Wells Fargo Foothill (“WFF”). The remaining increase in cash used primarily relates to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities: Cash provided by financing activities was $3.4 million for the six months ended June 30, 2010 compared to $3.8 million provided by financing activities during the same period in fiscal year 2009. During the first half of 2010, we borrowed $10.0 million under our existing credit facility with Wells Fargo Foothill (“WFF”) to partially fund the acquisition of Xenos which was completed in February 2010. Offsetting these proceeds were approximately $10.0 million in payments associated with our share buyback program that resulted in repurchase of 2,042,612 shares of Actuate stock during first half of 2010. Finally, proceeds from exercise of employee stock options, offset by associated tax benefits accounted for the remainder of the net proceeds from financing activities for the first six months of 2010.

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

In early November of 2008, we entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50.0 million. During the fourth quarter of fiscal year 2008, we used $30.0 million of our cash along with $30.0 million of funds available through this credit facility to complete a $60.0 million common stock buy back. During the first quarter of 2010, we borrowed an additional $10.0 million of funds available through this credit facility to complete the acquisition of Xenos which was completed on February 1, 2010. As of June 30, 2010, the Company owed $40.0 million on the credit facility. There are no minimum pay-down requirements under the terms of this credit facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1.0 million was paid as of June 30, 2010. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary in November of fiscal year 2011. These costs are being capitalized and amortized over four years in the Company’s Consolidated Balance Sheet at June 30, 2010 as current assets if amortized within one year or non-current assets if amortized beyond one year.

As of June 30, 2010, the remaining balance available under the revolving credit facility was approximately $10.0 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10.0 million the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of June 30, 2010, the Company was able to meet the 80% test as well as the $10.0 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Company incurred approximately $729,000 of interest expense primarily associated with the credit facility in the first half of fiscal year 2010 compared with $572,000 of interest expense incurred during the first half of fiscal year 2009. The increase in the interest expense in fiscal 2010 was due to $10.0 million in additional borrowings under the credit facility which was used to fund the acquisition of Xenos in February 2010.

The Credit Agreement contains financial covenants, which, among other things, require the Company to maintain specified financial ratios and impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. The Company was in compliance with these financial and non-financial covenants at June 30, 2010. The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate International Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

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

At June 30, 2010, the Company has classified the ARS and the related Put Option as current investments on its Consolidated Balance Sheet. This classification was based on the intent and ability of the Company to sell the ARS back to UBS as soon as the Put Option allowed. Several of the ARS were re-called and settled by the individual issuers in the second quarter of 2010. Actuate exercised the Put Option for all of the remaining ARS as of June 30, 2010 and the remaining ARS were all settled in July of 2010.

We hold our cash, cash equivalents and investments primarily in the United States, Canada, Switzerland, and Singapore. As of June 30, 2010, we held an aggregate of approximately $37.2 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $26.4 million in foreign accounts. Funds in foreign accounts are primarily generated from revenue outside North America and are used to fund overseas operations.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Contractual Obligations and Commercial Commitments

The Company reached the end of its lease term on its previous corporate headquarters located at 701 Gateway, in South San Francisco in February 2008. In anticipation of this event, on September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At June 30, 2010, the deferred rent liability balance totaled approximately $774,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $344,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $430,000 classified under other long term liabilities section of our consolidated balance sheet at June 30, 2010. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in April 2011 and this facility is being entirely subleased. Actuate also leases office facilities in various locations in the United States and abroad. All facilities are leased under operating leases.

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

In prior periods, Actuate pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash remain classified as Other Assets in the accompanying Consolidated Balance Sheet as of June 30, 2010.

The following table summarizes our contractual obligations as of June 30, 2010 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$11,734	$5,718	$4,817	$1,199	$—
Interest and loan obligations (2)	43,392	1,451	41,941	—	—
Obligations for uncertain tax positions (3)	672	—	672	—	—

Total	$55,798	$7,169	$47,430	$1,199	$—

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Contractual sublease proceeds	$1,389	$1,389	$—	$—	$—

(1)	Our future contractual obligations include minimum lease payments under operating leases at June 30, 2010. Of the remaining future minimum lease payments, approximately $1.6 million is included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of June 30, 2010. Contractual sublease proceeds associated with these minimum lease payments total approximately $1.4 million and are also included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of June 30, 2010.
(2)	Estimated interest, commitment fees and principal related to the revolving line of Credit Agreement with Wells Fargo Capital Finance.
(3)	Represents the tax liability associated with uncertain tax positions. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 11 of our Notes to the Consolidated Financial Statements of our Form 10-K for fiscal year 2009 filed with the SEC on March 10, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first six months of fiscal years 2010 and 2009 we derived 21% and 23%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized losses due to foreign exchange rate fluctuations was approximately $1.2 million for the first six months of fiscal 2010 compared to gains of approximately $28,000 during the same period last year. During the first half of fiscal 2010, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenue growth by approximately $125,000 when compared to the same period in the prior year while expenses were negatively impacted by approximately $55,000.

We performed a sensitivity analysis on the net monetary accounts subject to revaluation that are held primarily by our international subsidiaries. We used the following steps to determine the currency impact of foreign exchange rate fluctuations:

•

Identified material net monetary assets held in non-functional currencies. These primarily consist of the Euro, British Pound, Canadian Dollar, and the U.S. Dollar-based net assets held by our international subsidiaries.

•

Applied hypothetical changes in exchange rates to these net monetary balances held by each subsidiary as identified above. The result was a hypothetical revaluation gain or loss in the subsidiary’s functional currency.

•

We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or losses before income taxes. These hypothetical results are summarized in the table below as of June 30, 2010:

Annual change in currency exchange (in thousands)
-15%	-10%	-5%	+5%	+10%	+15%
$ (1,820)	$(1,210)	$(610)	$610	$1,210	$1,820

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest primarily in highly liquid and high quality debt securities. Due to the nature of our investments, we believe that there is limited risk exposure.

We also have a $40.0 million loan with Wells Fargo Foothill which we used to partially fund our tender offer in the fourth quarter of 2008 and acquisition of Xenos in the first quarter of 2010. We performed a sensitivity analysis on the outstanding portion of this loan as of June 30, 2010. The analysis is based on an estimate of the hypothetical changes in annual interest expense that would result from an immediate increase/decrease in interest rates.

The analysis is shown as of June 30, 2010:

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. No single customer has accounted for more than 10% of total sales in any period presented.

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

Our investments portfolio includes auction rate securities (“ARS”). The ARS market was highly liquid prior to fiscal year 2008. During fiscal year 2008, however, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue of the securities that holders desired to sell at auction. Additional information regarding our ARS investment portfolio is detailed in Note 4 to the Condensed Consolidated Financial Statements for the period ended June 30, 2010.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results of operations. The Company is not currently invested in any derivative securities.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Part II. Other Information

Item1.	Legal Proceedings

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 21%, 23% and 30% for the six months of fiscal years 2010, 2009 and 2008, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2010. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 45%, 31%, and 33% of total revenues from license fees for the six months of fiscal years 2010, 2009 and 2008, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. Xenos’ business in the United Kingdom relies on the sale and support of third party software as a component of its business. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

WE HAVE SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE REQUIREMENTS.

On November 2, 2008, Actuate entered into a four year revolving line of credit agreement with Wells Fargo Foothill, LLC (“WFF”) as the arranger, administrative agent and lender (the “Credit Agreement”). The Credit Agreement was effective as of November 3, 2008. The Company used $30.0 million of the proceeds from the Credit Agreement in the tender offer it completed in December 2008 and for working capital, issuance of commercial and standby letters of credit, capital expenditures and other general corporate purposes. On February 1, 2010 we borrowed an additional $10.0 million under the Credit Agreement to fund the acquisition of Xenos. The acquisition was valued at approximately $34.3 million and was funded using a combination of cash reserves and borrowings available under the Credit Agreement. At June 30, 2010, our outstanding debt under the Credit Agreement was $40 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended June 30, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
April 1, 2010 through April 30, 2010	—	$—	—	—
Month #2
May 1, 2010 through May 31, 2010	1,100,730	$4.54	1,100,730	—
Month #3
June 1, 2010 through June 30, 2010	—	$—	—	—

Total	1,100,730	$4.54	1,100,730	—

(1)	On January 26, 2010, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock of up to an aggregate of $5.0 million in the first quarter of fiscal year 2010.

On April 30, 2010, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock of up to an aggregate of $5.0 million in the second quarter of fiscal year 2010.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 26, 2010, our stockholders approved the following items:

1.	The election of the following individuals as Directors of the Company.

	For	Authority Withheld
Nicolas C. Nierenberg	30,224,736	3,193,377
Peter I. Cittadini	31,959,338	1,458,775
Kenneth E. Marshall	30,628,930	2,789,183
Arthur C. Patterson	32,085,686	1,332,427
Steven D. Whiteman	29,895,870	3,522,243

2.	The ratification of the appointment of KPMG, LLP, Registered Independent Public Accountants, as the Company’s auditors for the fiscal year ending December 31, 2010.

For	38,805,551
Against	1,686,329
Abstain	26,314

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation
(Registrant)

Dated: August 6, 2010	By:	/S/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President,
Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)