Form 10-Q
period 2010-09-30
ACTUATE CORP
filed 2010-11-05
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of September 30, 2010
Common Stock, par value $.001 per share	44,930,303

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$51,641	$53,173
Short-term investments	21,899	22,358
Accounts receivable, net of allowance of $669 and $749 at September 30, 2010 and December 31, 2009, respectively	20,590	33,176
Other current assets	5,780	5,667

Total current assets	99,910	114,374
Property and equipment, net	3,377	3,786
Goodwill	46,389	36,114
Other purchased intangibles, net	16,350	900
Non-current deferred tax assets	13,938	12,920
Other assets	1,545	1,670

	$181,509	$169,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,560	$1,372
Restructuring liabilities	2,035	2,796
Accrued compensation	5,888	4,918
Other accrued liabilities	4,204	5,330
Income tax payable	1,046	845
Deferred revenue	39,084	44,999

Total current liabilities	53,817	60,260

Long-term liabilities:
Note payable	40,000	30,000
Other liabilities	489	769
Long-term deferred revenue	1,175	1,288
Long term income tax payable	356	806
Restructuring liabilities, less current portion	—	622

Total long-term liabilities	42,020	33,485

Non-controlling interest in subsidiary	667	617
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 80,081,520 and 78,571,349 shares, respectively; outstanding 44,930,303 and 45,462,744 shares, respectively	45	45
Additional paid-in capital	188,311	177,577
Treasury stock, at cost 35,151,217 shares and 33,108,605 shares, respectively	(137,336)	(127,338)
Accumulated other comprehensive income (loss)	742	(205)
Retained earnings	33,243	25,323

Total stockholders’ equity	85,005	75,402

	$181,509	$169,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
License fees	$17,765	$8,620	$37,387	$25,907
Maintenance	20,077	19,340	56,037	56,889
Professional services	1,925	1,391	5,707	5,352

Total revenues	39,767	29,351	99,131	88,148

Costs and expenses:
Cost of license fees	651	267	1,589	703
Cost of services	4,970	4,185	14,596	13,718
Sales and marketing	10,767	10,231	30,468	31,433
Research and development	6,304	4,998	18,574	15,256
General and administrative	4,916	5,085	19,288	14,717
Amortization of other purchased intangibles	529	170	1,351	510
Restructuring charges	7	129	671	240

Total costs and expenses	28,144	25,065	86,537	76,577

Income from operations	11,623	4,286	12,594	11,571
Interest income and other income (expense), net	25	(405)	(860)	179
Interest expense	(424)	(347)	(1,296)	(1,057)

Income before income taxes	11,224	3,534	10,438	10,693
Provision for income taxes	4,269	395	2,518	1,951

Net income	$6,955	$3,139	$7,920	$8,742

Basic net income per share	$0.16	$0.07	$0.18	$0.19

Shares used in basic per share calculation	44,669	45,580	45,002	45,026

Diluted net income per share	$0.14	$0.06	$0.16	$0.18

Shares used in diluted per share calculation	48,425	50,484	49,046	49,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income	$7,920	$8,742
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase plan	4,239	5,367
Tax benefits from stock-based compensation	(536)	(2,649)
Amortization of other purchased intangibles	2,245	675
Amortization of debt issuance cost	215	210
Depreciation	1,422	1,643
Change in valuation allowance on deferred tax assets	(1,548)	(575)
Accretion on short-term debt securities	256	118
Net realized gain on Auction Rate Securities (ARS)	(1,934)	—
Unrealized (gain)/loss on ARS	—	(678)
Net realized loss on fair value of put option	1,921	—
Unrealized (gain)/loss on fair value of put option	—	607
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net of allowance	14,343	7,649
Other current assets	2,747	(314)
Accounts payable	(1,398)	(1,248)
Accrued compensation	522	(165)
Other accrued liabilities	(5,249)	131
Deferred tax assets, net of liabilities	649	115
Income taxes receivable	1,009	(1,044)
Income taxes payable	1,602	1,765
Other deferred liabilities	(280)	(202)
Restructuring liabilities	(1,570)	(2,640)
Deferred revenue	(7,559)	(5,821)

Net cash provided by operating activities	19,016	11,686

Investing activities
Purchases of property and equipment	(703)	(1,048)
Release of restricted cash	—	229
Proceeds from sale and maturity of investments	25,611	13,706
Purchases of short-term investments	(24,153)	(22,243)
Acquisition of Xenos Group Inc., net of cash acquired	(27,343)	—
Change in other current and non-current assets	35	(61)

Net cash used in investing activities	(26,553)	(9,417)

Financing activities
Proceeds from the credit facility, net of issuance cost	9,983	—
Tax benefit from exercise of stock options	536	2,649
Proceeds from issuance of common stock	4,565	7,906
Stock repurchases	(9,999)	(10,297)

Net cash provided by financing activities	5,085	258

Net increase (decrease) in cash and cash equivalents	(2,452)	2,527
Effect of exchange rates on cash and cash equivalents	920	730
Cash and cash equivalents at the beginning of the period	53,173	24,772

Cash and cash equivalents at the end of the period	$51,641	$28,029

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

As of September 30, 2010, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. During the first quarter of fiscal year 2009, we adopted new accounting guidance for non-controlling interests in subsidiaries as issued by the Financial Accounting Standards Board (“FASB”). The new accounting guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

Actuate Japan’s financial results are reflected in each revenue, cost of revenue and expense category in the consolidated statement of operations. Through September 30, 2010, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. Although the Company plans to maintain and expand selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan are not expected to be significant.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 8 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit in the Condensed Consolidated Statements of Operations related to stock options, restricted stock units and the Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Stock options	$998	$1,320	$3,573	$4,448
Restricted stock units	120	—	290	—
ESPP	125	284	376	919

Total stock-based compensation	$1,243	$1,604	$4,239	$5,367

Income tax benefit	$434	$1,429	$1,419	$2,649

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the nine months ended September 30, 2010 and 2009 are as follows:

	Options		ESPP
	Nine Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Volatility	54.17 – 54.73%	57.16 – 59.03%	40.15 – 45.83%	69.17 – 94.69%
Expected term (years)	5.66 – 5.73	5.49 – 5.55	1.25	1.25
Risk free interest rate	1.25 – 2.25%	1.75 – 2.625%	0.26 – 0.35%	0.46 – 0.62%
Expected dividend yield	0%	0%	0%	0%
Annual forfeiture rate	2 – 3%	3 – 4%	N/A	N/A

Effective January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over four years with annual cliff vesting and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 2:1 for each restricted stock unit granted, and an equivalent of 2 shares will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of September 30, 2010, a total of 201,250 RSUs were issued and granted to the Company’s senior management and non-employee Board of Directors. This program is expected to result in an incremental increase in the Company’s stock-based compensation expense for the remainder of fiscal year 2010 and beyond.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted-average common shares outstanding	44,669	45,580	45,002	45,026
Weighted-average dilutive common equivalent shares under the treasury stock method	3,756	4,904	4,044	4,209

Weighted-average common shares used in computing diluted net income per share	48,425	50,484	49,046	49,235

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 7,043,446 and 6,394,120 in the three and nine months ended September 30, 2010, respectively. The weighted–average anti-dilutive restricted stock units excluded from the diluted net income per share computation for the three and nine months ending September 30, 2010 were 10,598 RSUs and zero RSUs, respectively. In the three and nine months ended in September 30, 2009, the Company excluded 3,124,635 and 7,600,668 stock options from its calculation of weighted-average common shares used in computing dilutive net income per share. Such stock options, had they been dilutive, would have been included in the computation of diluted net income per share.

The weighted average exercise price of excluded stock options was $5.61 and $5.79 for the three and nine months ended September 30, 2010, respectively. The weighted average exercise price of excluded stock options was $7.23 and $5.56 for the three and nine months ended September 30, 2009, respectively.

Income Taxes

The Company calculates its interim income tax provision in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance on interim reporting for income taxes, and on obligations for uncertain tax positions. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Sales Taxes

The Company presents its revenues net of sales tax in its Consolidated Statement of Income.

Other Comprehensive Income

Other comprehensive income includes currency translation adjustments and unrealized gains on investments that are not included in net income, but rather are recorded directly in stockholders’ equity. Comprehensive income during the three and nine months of fiscal 2010 and 2009 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$6,955	$3,139	$7,920	$8,742
Foreign currency translation gain	1,416	664	920	730
Unrealized gain on investments	65	10	27	85

Total comprehensive income	$8,436	$3,813	$8,867	$9,557

Recent Accounting Pronouncements

In 2009, the FASB issued new accounting guidance related to the recognition of revenue from multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies are required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. We adopted this guidance as of January 1, 2010 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Assets acquired and liabilities assumed were recorded at their fair values as of February 1, 2010. The total $34.3 million purchase price was comprised of the following (in thousands):

In U.S. Dollars
Acquisition of approximately 10 million shares of outstanding common stock of Xenos at CAD 3.50 per share in cash	$33,149
Net payout for exercise of 707,000 of outstanding employee options at CAD 3.50 per option, (net of exercise price)	1,124
Estimated fair value of 30,750 earned stock options assumed and converted	60

Total purchase price	$34,333

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

We converted options to purchase 30,750 vested shares of Xenos common stock into options to purchase approximately 19,025 shares of Actuate common stock under option 3 listed above. The estimated fair value of the stock options assumed and converted that is included in the preliminary purchase price equals $59,784. The estimated fair value of these options was determined using a Black-Scholes Merton option valuation model with the following assumptions: volatility of 66.73%; weighted average risk-free interest rate of .88%; and a dividend yield of 0%. The underlying stock price used in valuing the options was $5.31, which was the closing price for Actuate Stock on February 1, 2010.

Direct transaction costs totaling approximately $1.1 million were incurred between the fourth quarter of 2009 and the third quarter of 2010 related to the Xenos acquisition. These costs include investment banking fees, legal and accounting fees, and other external costs directly related to the acquisition. All costs were directly charged to general and administrative expense on the Condensed Consolidated Statements of Operations as incurred.

Preliminary Purchase Price Allocation

Under the purchase accounting method, the total preliminary purchase price was allocated to Xenos’s net tangible and intangible assets based upon their estimated fair values as of February 1, 2010. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. We still consider the purchase price allocation to be preliminary due to the fact that certain tax related items have not yet been fully concluded.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In-process research and development—In-process research and development (“IPR&D”) represents the fair value of a development project that was underway at Xenos and was not yet completed as of the date of the acquisition. At the date of the acquisition the development team was still in the final stages of development and was in the process of performing final fixes to the software and finalizing minor functionality. The estimated fair value was determined by estimating the net cash flows expected to be generated from the project and discounting the net cash flows to their present value. The underlying product was released on June 28, 2010 and we are amortizing the fair value of the intangible asset on a straight-line basis over the respective estimated useful life of seven years beginning July 2010.

Goodwill— Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant.

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

The data in the following pro forma financial table combines the historical results for Actuate for the nine months ended September 30, 2009 and the historical results for Xenos for the nine months ended September 30, 2009 as if the acquisition occurred on January 1, 2009. The quarterly data in the following pro forma financial table combines the historical results for Actuate and Xenos for the three months ended September 30, 2009 (in thousands, except per share data):

	Nine months ended September 30, 2009	Three months Ended September 30, 2009
Total revenues	$99,380	$33,467
Net income	8,359	3,187
Basic net income per share	.19	.07
Diluted net income per share	.17	.06
Shares used in computing basic net income per share	45,026	45,580
Shares used in computing diluted net income per share	49,235	50,484

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Investment in Actuate Japan

Non-controlling (minority) Interest—The minority shareholder of Actuate Japan has a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company has the option to call the Non-controlling interest. The redeemable non-controlling interest as of September 30, 2010 was approximately 12% of the total equity interest. If the non-controlling interest shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $667,000 to purchase these shares. The Company measures and discloses a redeemable non-controlling interest in accordance with the policy discussed above at the calculated redemption value of the put option embedded in the non-controlling interest. The non-controlling shareholder is also a distributor of Actuate products in Japan, although the volume of revenues sold through this distributor has historically been immaterial to Actuate Corporation. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. Through September 30, 2010, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. The future liquidity requirements of Actuate Japan is not expected to be significant in the near future. As of the date of this filing, the remaining non-controlling shareholder has not notified the Company of any intent to exercise its put option.

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

The Company has investments that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2—Valuations based inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

	Fair value of investments as of September 30, 2010
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$5,033	$5,033	$—	$—
Term deposits (1)	13,750	13,750	—	—
Commercial paper (3)	5,999	—	5,999	—
Corporate bonds (2)	20,900	—	20,900	—

	$45,682	$18,783	$26,899	$—

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Fair value of investments as of December 31, 2009
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$29,438	$29,438	$—	$—
Term deposits (1)	2,144	2,144	—	—
Commercial paper (2)	3,690	—	3,690	—
Corporate bonds (2)	2,206	—	2,206	—
ARS (2)	14,541	—	—	14,541
Put option (2)	1,921	—	—	1,921

	$53,940	$31,582	$5,896	$16,462

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets.
(2)	Included in short–term investments in the Company’s condensed consolidated balance sheets.
(3)	Of this amount, $5 million was included in cash and cash equivalents and the remainder was included in short–term investments in the Company’s condensed consolidated balance sheets.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

Prior to the third quarter of fiscal 2010, our investment portfolio included Auction Rate Securities (“ARS”). These were usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates were subject to reset through an auction process. The ARS held by us were primarily backed by highly rated municipal issuers. Since February 2008, substantially all auctions for ARS had “failed” as a result of the negative overall capital market conditions, meaning that there was not enough demand to sell the securities at auction. While the Company continued to earn interest on its ARS investments at the maximum contractual rate, these investments were not trading and therefore did not have a readily determinable market value.

In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provided Actuate with rights (the “Put Option”) to sell UBS its ARS portfolio at the $16.5 million par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS had stated that it would only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS had agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company was permitted to sell ARS to parties other than UBS, in which case the Put Option attached to the ARS that were sold would be extinguished.

Prior to the end of the second quarter of fiscal 2010, several of the Company’s ARS investments were re-called and settled by the individual issuers at par value. In addition, Actuate exercised the Put Option for all of the remaining ARS as of June 30, 2010 and the remaining ARS balance totaling $10 million was settled in July of 2010. The Company held no investments in ARS at September 30, 2010.

The Company values all of its Level 3 investments using an income approach. The Company’s ARS were valued based on a discounted cash flow model using various assumptions for expected term, discount rate, credit premium and liquidity premium.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS and Put Option measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the third quarter of fiscal year 2010 (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at December 31, 2009	$16,462
ARS settlement	(16,475)
Net realized gain on ARS included in earnings	1,934
Net realized loss on the fair value of Put Option included in earnings	(1,921)

Balance at September 30, 2010	$—

The Company’s cash, cash equivalents, and short-term investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Unrealized Changes in Fair Value	Estimated Fair Value
Balance at September 30, 2010
Classified as cash and cash equivalents:
Cash	$27,858	$—	$—	$—	$27,858
Term deposits	13,750	—	—	—	13,750
Money market funds	5,033	—	—	—	5,033
Commercial paper	5,000	—	—	—	5,000

	51,641	—	—	—	51,641
Classified as short-term investments:
Commercial paper	999	—	—	—	999
Corporate bonds	20,855	48	(3)	—	20,900

	21,854	48	(3)	—	21,899

Total	$73,495	$48	$(3)	$—	$73,540

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Unrealized Changes in Fair Value	Estimated Fair Value
Balance at December 31, 2009
Classified as cash and cash equivalents:
Cash	$21,591	$—	$—	$—	$21,591
Term deposits	2,144	—	—	—	2,144
Money market funds	29,438	—	—	—	29,438

	53,173	—	—	—	53,173
Classified as short-term investments:
Commercial paper	3,679	13	(2)	—	3,690
Corporate bonds	2,200	6	—	—	2,206
ARS	16,475	—	—	(1,934)	14,541
Put option	—	—	—	1,921	1,921

	22,354	19	(2)	(13)	22,358

Total	$75,527	$19	$(2)	$(13)	$75,531

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Short-term investments, other than ARS, are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income (Loss). At September 30, 2010, Actuate has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

5. Restructuring Charges

During the first nine months of fiscal year 2010, the Company implemented restructuring actions that resulted in an aggregate charge of $624,000 and elimination of 19 positions worldwide, across all levels, primarily within the sales and marketing organization. Also included in the aggregate charges for the first nine months of 2010 was a $47,000 idle facilities charge related to the closure of one of our sales facilities in Europe.

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

The following table summarizes the restructuring accrual activity during the nine months ended September 30, 2010 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2009	$415	$3,003	$3,418
Charges	624	47	671
Payments, net of rents collected on sublease for Q1	(358)	(986)	(1,344)
Payments, net of rents collected on sublease for Q2	(77)	(272)	(349)
Payments, net of rents collected on sublease for Q3	(88)	(411)	(499)
Reclassified as a long-term asset (1)	—	47	47
Assumed upon acquisition of Xenos (2)	—	116	116
Adjustments (3)	1	(26)	(25)

Balance at September 30, 2010	517	1,518	2,035
Less: current portion	(517)	(1,518)	(2,035)

Long-term balance at September 30, 2010	$—	$—	$—

(1)	The balance represents the long-term portion of the estimated operating expenses reimbursable to Actuate under its South San Francisco facility sublease agreement. This reimbursable expense was reclassified out of the restructuring accrual and into long-term assets in the third quarter of 2010.
(2)	The balance represents idle facility-related liabilities assumed by us upon our acquisition of Xenos on February 1, 2010.
(3)	In the table above, adjustments reflect the impact of foreign currency translation.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Segment and Geographical Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
North America	$33,843	$23,330	$80,739	$68,912
Europe	4,669	5,216	15,015	16,761
Asia Pacific and others	1,255	805	3,377	2,475

	$39,767	$29,351	$99,131	$88,148

As of September 30, 2010, we operated solely in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. There was one customer that accounted for more than 10% of total revenues in the three months ended September 30, 2010 and no single customer that accounted for more than 10% of total revenues for the same period last year. There was one customer that accounted for more than 10% of total revenues in the nine months ended September 30, 2010.

7. Goodwill and Other Purchased Intangible Assets

In accordance with the authoritative guidance issued by the FASB on accounting and reporting for acquired goodwill and other intangible assets, the Company performs its annual impairment test of goodwill on October 1 of each year. Following is a roll-forward of the activity that affected goodwill during the year, (in thousands):

Goodwill as of December 31, 2009	$36,114
Acquisition of Xenos	10,275

Goodwill as of September 30, 2010	$46,389

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	September 30, 2010				December 31, 2009
	Gross Carrying Amount	Acquisition of Xenos	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$14,000	$8,030	$(14,595)	$7,435	$14,000	$(13,320)	$680
Purchased technologies	8,002	7,657	(8,676)	6,983	8,002	(7,782)	220
IPR&D	—	1,961	(70)	1,891	—	—	—
Leases	—	47	(6)	41	—	—	—

	$22,002	$17,695	$(23,347)	$16,350	$22,002	$(21,102)	$900

IPR&D represents the fair value of a project that is underway at Xenos at the time of acquisition. The product underlying this IPR&D item was released on June 28, 2010 and the fair value of this intangible asset is being amortized on a straight-line basis over the respective estimated useful life of seven years beginning July 2010.

Amortization expense of purchased technology and other intangible assets was approximately $857,000 and $225,000 for the quarters ended September 30, 2010 and 2009, respectively. Of this total, approximately $328,000 and $55,000 was related to the amortization of purchased technology. Amortization expense of purchased intangible assets was approximately $2.2 million and $675,000 for the nine months ended September 30, 2010 and 2009, respectively. Of this total, approximately $894,000 and $165,000 was related to the amortization of purchased technologies. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fiscal Year	Purchased Technology and Intangibles
2010 (remainder of year)	$858
2011	2,530
2012	2,530
2013	2,530
2014	2,530
2015 and thereafter	5,372

$16,350

8. Commitments and Contingencies

General

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our consolidated financial position or results of operations.

Revolving credit line

In November 2008, the Company entered into a four year revolving line of credit agreement with Wells Fargo, LLC (“Credit Agreement”). The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but not to exceed 80% of the Company’s recurring maintenance revenue. The Company used $30.0 million of the proceeds from the Credit Agreement in the tender offer it completed in December 2008. On February 1, 2010 the Company borrowed an additional $10 million under the Credit Agreement to fund the acquisition of Xenos. As of September 30, 2010, the Company owed $40.0 million on the credit facility. There are no minimum pay-down requirements under the terms of this credit facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total initial costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1.0 million was paid as of September 30, 2010. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary of the agreement, which will be in November of fiscal year 2011. These costs are being capitalized and amortized over four years. They are classified in the Company’s Consolidated Balance Sheet as current assets if amortized within one year or non-current assets if amortized beyond one year.

As of September 30, 2010, the remaining balance available under the revolving credit facility was approximately $10 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of September 30, 2010, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. For the third quarter and the first nine months of fiscal year 2010, we recorded interest expense totaling approximately $340,000 and approximately $1.0 million, respectively, on the utilized portion of our credit facility with Wells Fargo Financial (“WFF”). During the third quarter and the first nine months of fiscal 2010, we also recorded unused line fees and amortized debt issuance costs of approximately $85,000, and $258,000, respectively. For the third quarter and the first nine months of fiscal year 2009, we recorded interest expense totaling approximately $255,000 and $769,000, respectively, on the utilized portion of our credit facility with Wells Fargo Financial (“WFF”). During the third quarter and the first nine months of fiscal year 2009, we also recorded unused line fees and amortized debt issuance costs of approximately $96,000, and $287,000, respectively. The amortized debt issuance costs are amortized over the term of the credit facility. The increase in the interest expense in fiscal 2010 was due to $10 million in additional borrowings under the credit facility which was used to fund the acquisition of Xenos in February 2010.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Credit Agreement contains financial covenants, which, among other things, require the Company to maintain specified financial ratios and impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. The Company was in compliance with these financial and non-financial covenants at September 30, 2010. The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate International Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

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

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At September 30, 2010, the deferred rent liability balance totaled approximately $692,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $357,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $335,000 classified under other long term liabilities section of our consolidated balance sheet at September 30, 2010. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in April 2011 and this facility is being entirely subleased. Actuate also leases office facilities in various locations in the United States and abroad. All facilities are leased under operating leases.

In prior periods, Actuate pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash remains classified as Other Assets in the accompanying Consolidated Balance Sheet as of September 30, 2010.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In connection with the Xenos acquisition, Actuate’s Board of Directors duly authorized the issuance of stock options to eligible employees from the Company’s 1998 Equity Incentive Plan. A total of 573,800 non-statutory stock options were issued in February of 2010 with the exercise price of $5.31. Each grant shall fully vest in four years with 25% cliff vesting at the end of year one and the remaining balance to vest in thirty-nine successive monthly installments.

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

All new employee options are subject to the same vesting schedule (twenty-five percent of the option shares will vest on the one year anniversary of the option grant date and the remaining option shares will vest in thirty-nine equal monthly installments over the thirty-nine month period measured from the first anniversary of the option grant date, provided the optionee continues to provide services to the Corporation through each applicable vesting date) and all have ten year terms.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 35,046,080 as of September 30, 2010.

The weighted average grant date fair value of options granted during the quarter ended September 30, 2010 was $2.33 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended September 30, 2010 was $336,000.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.78-$1.49	3,181,676	2.41 years	$1.49	3,181,676	$1.49
$1.56-$3.36	1,929,366	4.01 years	$2.68	1,906,068	$2.68
$3.37-$3.56	1,811,162	7.42 years	$3.55	862,155	$3.55
$3.58-$3.89	2,058,099	3.82 years	$3.71	1,780,448	$3.68
$3.92-$4.80	2,862,737	7.33 years	$4.66	1,003,957	$4.51
$4.84-$5.31	2,325,523	6.87 years	$5.15	1,570,326	$5.11
$5.34-$6.93	2,135,674	6.81 years	$6.17	1,472,225	$6.16
$6.95-$17.50	318,700	2.31 years	$10.81	293,467	$11.09

$0.78-$17.50	16,622,937	5.35 years	$3.97	12,070,322	$3.67

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	September 30, 2010	September 30, 2009
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	16,453,035	15,895,684
Aggregate intrinsic value (in thousands)	$23,654	$33,879
Weighted average exercise price per share	$3.96	$3.94
Weighted average remaining contractual term (in years)	5.32	5.69
Options Exercisable
Options currently exercisable	12,070,322	11,456,358
Aggregate intrinsic value of currently exercisable options (in thousands)	$21,053	$28,062
Weighted average exercise price per share	$3.67	$3.69
Weighted average remaining contractual term (in years)	4.22	4.75

As of September 30, 2010, the number of options reserved for future grants under all option plans was 15,846,549. The number of shares available for future purchase under the ESPP Plan was 2,155,069.

Summary of Restricted Stock Units (“RSUs”)

As of September 30, 2010, a total of 402,500 RSUs will be deducted from the share reserve for future restricted stock units issued.

The weighted average grant date fair value of restricted stock units granted during the quarter ended September 30, 2010 was $5.25 per unit.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	201,250	1.74	$1,036
Restricted stock units vested and expected to vest	190,967	1.70	$983

9. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Maintenance and support	$37,336	$43,319
Other	2,923	2,968

Total deferred revenue	40,259	46,287
Less: current portion	(39,084)	(44,999)

Long-term deferred revenue	$1,175	$1,288

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

Overview

Actuate Corporation (“We”, “Actuate” or the “Company”) was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate provides software and services to develop and deploy Rich Information Applications. These Rich Information Applications deliver rich interactive content that improves customer satisfaction/loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens, with content that they can easily understand access and manipulate to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Actuate’s goal is to ensure that all end users can seamlessly incorporate decision-making information into their day-to-day activities, opening up completely new avenues for improving corporate performance. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.org and www.birt-exchange.com . The information posted on our Web sites is not incorporated into this quarterly report.

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

Despite the recent global recession, we have achieved year-to-date profitability and positive cash flows. We achieved these results not only through our solid execution, leading technology and strong customer relationships, but also because of our commitment to operating efficiencies. As we aligned our business to weather a turbulent and unpredictable macro-economic environment, these efficiencies have resulted in reductions to our operating expenses, after excluding the increased operating expenses added as a result of the Xeons acquisition.

Nevertheless, our business model and longer-term financial results are not immune to a sustained economic downturn. The financial turmoil and economic uncertainty over the last two years has caused some of our customers to postpone investments and purchase decisions, decrease their spending or delay payments to us. During fiscal year 2009 we saw increasing pressures on our customers’ Information Technology budgets, and therefore our customers sought more flexibility in the timing of purchases. Facing uncertainty and cost pressures in their own businesses, some of our customers are waiting to purchase our products and are increasingly seeking purchasing terms and conditions that are less favorable to us. This trend partially contributed to lower license revenues for fiscal year 2008 and fiscal year 2009. We have also seen a similar impact on our maintenance renewal and consulting business in the recent years. If the financial turmoil and economic uncertainty continue and cause further customer bankruptcies or consolidation among our customers, our future revenue and operating income results could continue to be adversely affected.

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

For the remainder of fiscal year 2010 and into 2011, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in the remainder of fiscal year 2010 and into 2011 particularly among financial services companies in the United States. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, Rich Internet Application (the market category that includes Rich Information Applications) and Performance Management software purchases with fewer suppliers. Finally, we expect to continue experiencing vigorous competition in the Rich Internet Applications market. Several of our competitors have released products that are marketed to be directly competitive with our Rich Information Applications offerings. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the Rich Internet Applications market will be vigorous in the near future.

For fiscal year 2010, we will continue to pursue the following strategic initiatives to improve revenue growth:

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

•

Selling to Global 9000 Corporations in the Financial Services Sector—We are continuing to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We anticipate a negative impact of the ongoing credit crunch on the Financial Services sector in the short term. However, we believe that once the short term issues in Financial Services are resolved, the industry will once again lead in the adoption of Rich Information Applications both inside and outside the firewall.

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

	Three Months Ended September 30, (in thousands except per share data)
	2010	2009	Change	% Change
Financial summary
Total revenues	$39,767	$29,351	$10,416	35%

Total operating expenses	28,144	25,065	3,079	12%

Income from operations	11,623	4,286	7,337	171%
Operating margins	29%	15%	14%	93%

Net income	$6,955	$3,139	$3,816	122%

Diluted net income per share	$0.14	$0.06	$0.08	133%

Shares used in diluted per share calculation	48,425	50,484	(2,059)	(4)%

Our total revenues for the third quarter of fiscal year 2010 were higher than prior year at $39.8 million compared to $29.4 million reported in the third quarter of fiscal 2009. Included in the third quarter of fiscal year 2010 results were revenues attributed to Xenos, which we acquired on February 1, 2010.

The fluctuations in revenues during the third quarter of fiscal 2010 were mainly due to the following factors:

•	Increase in total revenues due to the conclusion of an $11 million revenue transaction with International Business Machines Corporation (“IBM”).

•	Increase in total revenues due to the acquisition of Xenos, which we acquired on February 1, 2010.

•

Increase in license revenues due to the conclusion of a royalty dispute with Oracle America, Inc. (“Oracle”) in the second quarter of 2010, which contributed to approximately $1.3 million of revenue in the third quarter of 2010.

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

•

License growth slowed from fiscal 2008 through the first half of fiscal 2010, which resulted in a negative compounding effect on our maintenance renewal stream. We continue to experience higher declines in maintenance renewals primarily related to certain of our legacy products. In the third quarter of 2010, we experienced higher overall license and maintenance revenue levels largely due to the IBM transaction discussed earlier. However, we do not anticipate that this agreement will result in any significant change in our maintenance renewal stream in the future.

On September 16, 2010, Actuate and International Business Machines Corporation (“IBM”) entered into a binding memorandum of understanding (the “MOU”) to end a dispute regarding distributions of Actuate software by IBM. Under the MOU, IBM agreed to pay Actuate a total of $11 million within five (5) business days of execution of a definitive agreement, which the parties signed on September 22, 2010. Of this total, approximately $8.9 million was apportioned to license and the remaining $2.1 million to maintenance revenue during the third quarter of fiscal 2010.

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

The increase in our operating margins was due mainly to the IBM transaction and approximately $1.1 million reduction in our legal fees associated mainly with the Oracle case which we settled on June 14, 2010. We have other ongoing litigation with certain customers relating to their compliance with our license and services agreements and consequently we expect to incur legal fees associated with our contract compliance matters in the future. Nonetheless, we expect the level of legal fees to decline significantly in the near term because of the settlement of the Oracle matter and the current state of the remainder of the Company’s pending litigation.

As a result of fluctuations in foreign currency exchange rates, our revenues were negatively impacted by approximately $120,000 while our operating expenses were positively impacted by approximately $170,000 for the third quarter of fiscal year 2010.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
License fees	44%	29%	38%	29%
Maintenance	51	66	56	65
Professional services and training	5	5	6	6

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	2	1	2	1
Cost of services	13	14	15	15
Sales and marketing	27	35	31	36
Research and development	16	17	19	17
General and administrative	12	17	19	17
Amortization of other purchased intangibles	1	1	1	1
Restructuring charges	—	—	1	—

Total costs and expenses	71	85	88	87

Income from operations	29	15	12	13
Interest and other income (expense), net	—	(2)	(1)	—
Interest expense	(1)	(1)	(1)	(1)

Income before income taxes	28	12	10	12
Provision for income taxes	11	1	2	2

Net income	17%	11%	8%	10%

Revenues

The following table represents a breakdown of our total revenues by type of revenue (in thousands):

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2010	2009	Variance $’s	Variance %	2010	2009	Variance $’s	Variance %
Revenues
License fees	$17,765	$8,620	$9,145	106%	$37,387	$25,907	$11,480	44%
Maintenance	20,077	19,340	737	4%	56,037	56,889	(852)	(1)%
Professional services and training	1,925	1,391	534	38%	5,707	5,352	355	7%

Total Revenues	$39,767	$29,351	$10,416	35%	$99,131	$88,148	$10,983	12%

% of Revenue
License fees	44%	29%			38%	29%
Maintenance	51%	66%			56%	65%
Professional services and training	5%	5%			6%	6%

Total Revenues	100%	100%			100%	100%

Our revenues are derived from software license fees and services, which include software maintenance and support, consulting and training. Our total revenues increased from $29.4 million for the quarter ended September 30, 2009 to $39.8 million for the quarter ended September 30, 2010. This increase was primarily due to the conclusion of the IBM transaction in the third quarter of this year which resulted in $11 million of additional revenue. Also included in the third quarter of fiscal year 2010 results were revenues attributed to Xenos which we acquired on February 1, 2010. The acquisition of Xenos resulted in an overall increase to our license revenues for the third quarter of fiscal 2010 as compared to the same period last year. We also experienced an increase in our professional services revenues due primarily to the acquisition of Xenos. Despite this increase, the professional services revenues remain weak mainly due to a challenging economy which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products. The increase in maintenance revenue was mostly driven by the $11 million IBM transaction in the third quarter of 2010 which was apportioned between license and maintenance revenue based on the maintenance rate dictated in the underlying IBM contract.

For the first nine months of fiscal year 2010, the changes and the underlying reasons for those changes in the various components of our revenues were similar to those experienced during the quarter as noted above. Revenues outside of North America decreased by 4% from $19.2 million in the first nine months of fiscal 2009 to approximately $18.4 million in the first nine months of fiscal 2010 while North America revenues increased by 17% or approximately $11.8 million. The increase in North America revenues was primarily due to the IBM transaction. Despite the IBM transaction, we experienced lower maintenance and support revenues during the first nine months of 2010 as continued reductions in our license revenues from the onset of the global recession in early 2008 has resulted in a negative compounding effect on our maintenance revenues. We also continue to experience higher declines in maintenance renewals primarily related to certain of our legacy products. The international revenues represented 19% of our total revenues versus 22% in the same period last year. The impact of exchange rate fluctuations on revenue transactions denominated in foreign currencies was minimal in fiscal 2010.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2010	2009			2010	2009
License Revenues
North America	$16,434	$7,424	$9,010	121%	$32,293	$21,112	$11,181	53%
Europe	853	1,028	(175)	(17)%	3,870	4,293	(423)	(10)%
APAC	478	168	310	185%	1,224	502	722	144%

Total License Revenues	$17,765	$8,620	$9,145	106%	$37,387	$25,907	$11,480	44%

% of total revenue	44%	29%			38%	29%

License fees. The increase in license revenues for the third quarter of fiscal year 2010 over the same period in the prior year was due primarily to:

•	A favorable transaction with IBM which ended a dispute regarding distributions of Actuate software by IBM in the third quarter of fiscal 2010,

•	Revenues from our acquisition of Xenos in the first quarter of fiscal 2010, and

•

Revenues from our transaction with Oracle during the second quarter of 2010 which ended a dispute regarding distributions of Actuate software by Oracle. The agreement required Oracle to pay Actuate a total of $16.0 million in twelve equal quarterly installments effective June 2010 through March 2013. The terms of the agreement called for equal cash payments by Oracle to Actuate over an extended period of time and in accordance with a pre-determined schedule. Accordingly, Actuate recognizes the revenue similar to an extended payment term contract. Consequently, every period as the payments from Oracle become due, approximately $1.3 million of revenue will be recognized by Actuate. This amount will be apportioned between license and maintenance revenue based on the maintenance rate dictated in the underlying Oracle contract.

The increases above, however, were partially offset by continued weakness in corporate spending due to macro economic conditions, mainly in Europe, which are causing customers to delay purchases and or work on ways to grow optimal efficiencies out of existing infrastructure server environments.

North America experienced a 121% or approximately $9 million increase in license revenues, while our European region declined by 17%. Our overall international regions, including Asia, experienced an 11% or approximately $135,000 increase in license revenues during the third quarter of fiscal 2010. Foreign currency exchange losses negatively impacted our international license revenues by approximately $40,000 during the quarter.

The following table represents a breakdown of our service revenues by type of revenue (in thousands):

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2010	2009			2010	2009
Services Revenues
Maintenance and support	$20,077	$19,340	$737	4%	$56,037	$56,889	$(852)	(1)%
Professional services	1,925	1,391	534	38%	5,707	5,352	355	7%

Total Services Revenues	$22,002	$20,731	$1,271	6%	$61,744	$62,241	$(497)	(1)%

% of Services Revenue
Maintenance and support	91%	93%			91%	91%
Professional services	9%	7%			9%	9%

Total Services Revenues	100%	100%			100%	100%

Services. Services revenue is comprised of maintenance and support, professional services, and training. The 6% increase in services revenues was driven primarily by the IBM transaction which we concluded in the third quarter of fiscal 2010 and from our acquisition of Xenos, which was completed on February 1, 2010. Despite these increases, we continue to experience decreases in our maintenance and support revenues as reductions in our license revenues from the onset of the global recession in early 2008 has resulted in a negative compounding effect on our maintenance revenues. We continue to experience higher declines in maintenance renewals primarily related to certain of our legacy products.

Our professional services and consulting revenues increased during the third quarter of 2010 due primarily to the acquisition of Xenos. Despite this increase, our professional services revenues continue to decline mostly due to a weak macro-economic environment, which is causing some customers to either delay their projects or cancel their engagements. We believe some customers are opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues is the increase in the adoption of BIRT-based projects by our customers. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products.

The slight decrease in services revenues for the nine months ended September 30, 2010 was primarily attributed to a decrease in our non-Xenos professional services revenues. We also experienced a decrease in our maintenance and support revenues which more than offset the increase attributed to the IBM and Oracle transactions as continued reductions in our license revenues from the onset of the global recession in 2008 has resulted in a negative compounding effect on our maintenance revenues. We continue to experience higher levels of declines in maintenance renewals primarily related to certain of our legacy products.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2010	2009			2010	2009
Services Revenues
North America	$17,409	$15,906	$1,503	9%	$48,446	$47,800	$646	1%
Europe	3,816	4,188	(372)	(9)%	11,145	12,468	(1,323)	(11)%
APAC	777	637	140	22%	2,153	1,973	180	9%

Total Services	$22,002	$20,731	$1,271	6%	$61,744	$62,241	$(497)	(1)%

% of total revenue	55%	71%			62%	71%

By region, North America accounted for approximately 79% of the total services revenue in the third quarter and 78% of the total services revenue in the first nine months of fiscal 2010 while for the same periods international regions accounted for 21% and 22% of the total services revenues, respectively. For the three and nine months of fiscal 2009, North America accounted for approximately 77% of the total services revenue while the international regions accounted for 23% of the total services revenues, respectively.

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2010	2009			2010	2009
Cost of license fees	$651	$267	$384	144%	$1,589	$703	$886	126%
% of license revenue	4%	3%			4%	3%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The increase in cost of license fees in absolute dollars for the third quarter and the first nine months of fiscal year 2010, compared to the corresponding periods in the prior year, was due primarily to amortization of Xenos purchased intangibles which we started amortizing in February of 2010. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 4% and 5% of revenues from license fees for the remainder of fiscal year 2010.

Cost of services

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2010	2009			2010	2009
Cost of services	$4,970	$4,185	$785	19%	$14,596	$13,718	$878	6%
% of services revenue	23%	20%			24%	22%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The increase in cost of services for the third quarter of fiscal year 2010, compared to the corresponding period in the prior year, was primarily due to our acquisition of Xenos in February of 2010. This increase was partially offset by decrease in employee compensation and related costs in response to continued reductions in consulting revenues as demand for Actuate’s professional services engagements decreased in fiscal year 2010. As a result, we reduced our non-Xenos professional consulting headcount by approximately 27% or 9 employees from 33 at the end of the third quarter of 2009 to 24 employees at end of the third quarter of 2010. These reductions in headcount translated to lower compensation, employee benefits, travel and third party consulting expenses for non-Xenos professional services personnel during the third quarter of fiscal 2010.

For the nine months ended September 30, 2010, we experienced reductions in similar categories of costs as we did during the quarter. Excluding Xenos, employee compensation, travel and third party consulting expenses decreased by approximately $1.0 million due to slowing revenues and reduced consulting headcount. These reductions in cost were offset by an overall increase in cost of services due to our acquisition of Xenos in February of 2010.

We currently expect our cost of services expenses as a percentage of total services revenues to be in the range of 23% to 25% of total services revenues for the remainder of fiscal year 2010.

Sales and marketing

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2010	2009			2010	2009
Sales and marketing	$10,767	$10,231	$536	5%	$30,468	$31,433	$(965)	(3)%
% of total revenue	27%	35%			31%	36%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. The increase in sales and marketing for the third quarter of fiscal year 2010, compared to the corresponding period in the prior year, was primarily due to our acquisition of Xenos in February of 2010. Partially offsetting this increase were reductions in non-Xenos related expenses in almost every major expense category in the third quarter of 2010 compared to the same period last year. One of the main drivers accounting for this decrease was employee compensation as we reduced our global non-Xenos sales and marketing headcount by approximately 11% from 154 at the end of the third quarter 2009 to 139 at the end of the third quarter of fiscal 2010. The reduction in headcount resulted in approximately $750,000 decrease in compensation expense compared to the third quarter of last year. However, during the third quarter of 2010, we closed several large license transactions and as a consequence our commission and bonus expenses increased by approximately $530,000 over the same period last year. We also experienced decreases during the third quarter of 2010 in marketing program expenses which resulted in approximately $350,000 in cost reductions due primarily to the elimination of global programs.

For the nine months ended September 30, 2010, we experienced reductions in similar categories of costs as we did during the quarter. Employee compensation decreased by approximately $2.2 million due to the reductions in non-Xenos headcount as mentioned above. These reductions were offset by an increase in commission expense due to the closure of several large license transactions during the second and third quarters of fiscal 2010 and escalated payouts due to the conclusion of our sales year on Jun 30, 2010. Marketing program costs decreased by approximately $1.7 million during the first nine months of fiscal 2010 compared to the same period last year due to reasons mentioned above. These decreases were offset by increased operating expenses as a result of our acquisition of Xenos in February of 2010.

We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 27% to 35% of total revenues for the remainder of fiscal year 2010.

Research and development

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2010	2009			2010	2009
Research and development	$6,304	$4,998	$1,306	26%	$18,574	$15,256	$3,318	22%
% of total revenue	16%	17%			19%	17%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. The increase in research and development expenses in the third quarter and the first nine months of fiscal year 2010 was primarily due to the acquisition of Xenos in February of 2010. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 20% of total revenues for the remainder of fiscal year 2010.

General and administrative

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2010	2009			2010	2009
General and administrative	$4,916	$5,085	$(169)	(3)%	$19,288	$14,717	$4,571	31%
% of total revenue	12%	17%			19%	17%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The decrease in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the third quarter of fiscal year 2010 was primarily due to reductions in legal fees resulting from successful settlement of several contract compliance matters prior to the end of third quarter 2010. We have other ongoing litigation with certain customers relating to their compliance with our license and services agreements and consequently we expect to incur legal fees associated with our contract compliance matters in the future. Nonetheless, we expect the level of legal fees to decline significantly in the near term because of the settlement of several large compliance matters and the current state of the remainder of the Company’s pending litigation. These decreases in legal fees were partially offset by an overall increase in general and administrative expenses due to our acquisition of Xenos which was completed in February 2010 and increases in employee compensation due primarily to accrued bonus tied to the Company’s third quarter 2010 operating results.

For the nine months ended September 30, 2010 the increase in general and administrative expenses was primarily due to increased legal fees of approximately $4.3 million due mostly to legal fees resulting from contract compliance matters and our acquisition of Xenos during the first quarter of 2010. These increases were partially offset by a reduction in stock-based compensation as we issued fewer stock option grants to our employees during fiscal 2010 compared to fiscal 2009.

We expect our general and administrative expenses to decrease in absolute dollars and as a percentage of total revenues for the remainder of fiscal year 2010 due to the resolution of our royalty dispute with Oracle. We anticipate our general and administrative expenses to be in the range of 15% to 20% of total revenues for the remainder of fiscal year 2010.

Amortization of intangibles

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2010	2009			2010	2009
Amortization of other purchased intangibles	$529	$170	$359	211%	$1,351	$510	$841	165%
% of total revenue	1%	1%			1%	1%

Amortization expense increased during the third quarter and the first nine months of fiscal 2010 as compared to the same periods in fiscal 2009 due to amortization expense associated with intangibles assets purchased through the acquisition of Xenos. These purchased intangibles are being amortized over their estimated useful lives of seven years. In addition, as a result of our acquisition of performancesoft in the first quarter of fiscal 2006, we acquired purchased intangibles which are amortized over their estimated useful lives of five years.

Restructuring charges

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2010	2009			2010	2009
Restructuring charges	$7	$129	$(122)	(95)%	$671	$240	$431	180%
% of total revenue	—%	—%			1%	—%

Historically restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

During the first nine months of fiscal year 2010, the Company implemented restructuring actions that resulted in an aggregate charge of $671,000 and elimination of 19 positions worldwide, across all levels primarily within the sales and marketing organization.

Interest and other income, net

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2010	2009			2010	2009
Interest and other income, net	$86	$185	$(99)	(54)%	$372	$740	$(368)	(50)%
Foreign exchange gain/(loss)	(61)	(590)	529	(90)%	(1,232)	(561)	(671)	120%

Total interest income and other income (expense), net	$25	$(405)	$430	106%	$(860)	$179	$(1,039)	(580)%
Interest expense	$(424)	$(347)	$(77)	22%	$(1,296)	$(1,057)	$(239)	23%

Interest income for the third quarter and the first nine months of fiscal 2010 decreased due to an overall decrease in the average cash balance. On average, our cash and investment balances were lower because we used approximately $27.3 million, net of the acquired cash, to pay for the acquisition of Xenos and spent another $10 million on share buybacks during the first nine months of fiscal 2010. We also experienced foreign exchange losses during the third quarter as well as the first nine months of fiscal 2010 due mainly to the devaluation of the British Pound, the Euro and the U.S. Dollar currency balances held by our Swiss subsidiary against the Swiss Franc. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations. We also recorded interest expense totaling approximately $353,000, and approximately $1.1 million during the third quarter and the first nine months of fiscal 2010, respectively as compared to approximately $277,000 and $848,000 for the comparative periods last year. The increases in interest expense for the third quarter and the first nine months of 2010 over fiscal 2009 were due to $10 million in additional borrowings under our existing credit facility with Wells Fargo Foothill (“WFF”). The additional borrowing was used to fund the acquisition of Xenos which was completed on February 1, 2010. In addition to interest expense, we also recorded amortized debt issuance costs during the third quarter and the first nine months of fiscal 2010 totaling approximately $71,000 and $215,000, respectively. During the third quarter and the first nine months of fiscal year 2009, unused line fees and amortized debt issuance costs totaled approximately $70,000, and $209,000, respectively. These costs are being amortized over the term of the credit facility.

Provision for income taxes

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,		Variance $’s	Variance %	September 30,		Variance $’s	Variance %
	2010	2009			2010	2009
Provision for income taxes	$4,269	$395	$3,874	981%	$2,518	$1,951	$567	29%
% of total revenue	11%	1%			2%	2%

For the three months ended September 30, 2010 and September 30, 2009, we recorded an income tax provision of approximately $4.3 million and approximately $395,000, respectively. The increase in the income tax provision for the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009 is primarily due higher domestic pretax net income. The higher U.S. pre-tax net income was mainly due to an increase in license revenue during the quarter. In the third quarter of fiscal 2009, there was a tax benefit of approximately $1 million related to the release of liability associated with uncertain tax positions.

For the nine months ended September 30, 2010 and September 30, 2009, we recorded an income tax provision of approximately $2.5 million and approximately $1.9 million, respectively. The increase in the 2010 year-to date income tax provision is due to higher domestic pretax net income. The tax provision for the nine months ended September 30,2010 was reduced by a tax benefit of approximately $1.6 million recognized discretely in the first quarter for the release of a valuation allowance on Canadian deferred tax assets. The change in the valuation allowance was made due to changes in judgments related to the future use of deferred tax assets. The expected utilization of these deferred tax assets changed because of changes in future year income projections and tax planning strategies.

During the three months ended September 30, 2010, the Company decreased its total amount of unrecognized tax benefits by approximately $316,000 due to the expiration of a statute of limitations. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company does not expect that its unrecognized tax benefits would materially change in the next twelve months.

Liquidity and Capital Resources

(in thousands)

	As of September 30, 2010	As of December 31, 2009	Change $	Change %
Cash, cash equivalents and investments	$73,540	$75,531	$(1,991)	(3)%
Working capital	$46,093	$54,114	$(8,021)	(15)%
Note payable	$40,000	$30,000	$10,000	33%
Stockholders’ equity and non-controlling interest	$85,672	$76,019	$9,653	13%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commission bonuses, and benefits), general operating expenses (marketing, travel, office rent) and debt service payments. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is discussed below.

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities. Net cash provided by operating activities increased in the first nine months of fiscal 2010 compared to the same period last year due mainly to the collection of $11 million from IBM in the third quarter of fiscal 2010 and collection of approximately $2.6 million from Oracle in the second and third quarter of fiscal 2010, offset by increased legal fees as reflected in our lower net income and increased accrued liabilities. Days sales outstanding (“DSO”) is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date. DSO decreased by 50 days from 98 days at December 31, 2009 to 48 days at September 30, 2010.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash used in investing activities was $26.6 million for the nine months ended September 30, 2010 compared to approximately $9.4 million used during the same period in fiscal 2009. The primary driver for the increase in cash used during the first nine months of fiscal year 2010 was the acquisition of Xenos which resulted in a net cash payment of approximately $27.3 million. This cash payment is net of approximately $6.9 million of acquired cash from Xenos. We funded the acquisition by using a combination of approximately $24.3 million of Company’s cash and investment reserves and borrowed $10 million under our existing credit facility with Wells Fargo Foothill (“WFF”). The remaining increase in cash used primarily relates to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities: Cash provided by financing activities was $5.1 million for the nine months ended September 30, 2010 compared to $258,000 provided by financing activities during the same period in fiscal year 2009. During the first nine months of 2010, we borrowed $10 million under our existing credit facility with Wells Fargo Foothill (“WFF”) to partially fund the acquisition of Xenos which was completed in February 2010. Offsetting these proceeds were approximately $10 million in payments associated with our share buyback program that resulted in repurchase of 2,042,612 shares of Actuate stock during first nine months of 2010. Finally, proceeds from exercise of employee stock options, offset by associated tax benefits accounted for the remainder of the net proceeds from financing activities for the first nine months of 2010.

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

Our capital expenditures for the past two years have primarily consisted of leasehold improvements related to our headquarter facility in San Mateo, California and software costs associated with our internal ITprojects. We currently do not foresee material cash outlays associated with capital projects during the remainder of fiscal year 2010 and expect to see lowered cash payments associated with these activities.

In early November of 2008, we entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50.0 million. During the fourth quarter of fiscal year 2008, we used $30.0 million of our cash along with $30.0 million of funds available through this credit facility to complete a $60.0 million common stock buy back. During the first quarter of 2010, we borrowed an additional $10 million of funds available through this credit facility to complete the acquisition of Xenos which was completed on February 1, 2010. As of September 30, 2010, the Company owed $40.0 million on the credit facility. There are no minimum pay-down requirements under the terms of this credit facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1.0 million was paid as of September 30, 2010. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary, in November of fiscal year 2011. These costs are being capitalized and amortized over four years in the Company’s Consolidated Balance Sheet at September 30, 2010 as current assets if amortized within one year or non-current assets if amortized beyond one year.

As of September 30, 2010, the remaining balance available under the revolving credit facility was approximately $10 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of September 30, 2010, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Company incurred approximately $1.0 million of interest expense primarily associated with the credit facility in the first nine months of fiscal year 2010 compared with $769,000 of interest expense incurred during the first nine months of fiscal year 2009. The increase in the interest expense in fiscal 2010 was due to $10 million in additional borrowings under the credit facility which was used to fund the acquisition of Xenos in February 2010.

The Credit Agreement contains financial covenants, which, among other things, require the Company to maintain specified financial ratios and impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. The Company was in compliance with these financial and non-financial covenants at September 30, 2010. The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate International Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

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

We hold our cash, cash equivalents and investments primarily in the United States, Canada, Switzerland, and Singapore. As of September 30, 2010, we held an aggregate of approximately $50 million in cash, cash equivalents and short-term investments in the North America and an aggregate of $23.5 million in foreign accounts. Funds in foreign accounts are primarily generated from revenue outside North America and are used to fund overseas operations.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Contractual Obligations and Commercial Commitments

The Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At September 30, 2010, the deferred rent liability balance totaled approximately $692,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $357,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $335,000 classified under other long term liabilities section of our consolidated balance sheet at September 30, 2010. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal year 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in April 2011 and this facility is being entirely subleased. Actuate also leases office facilities in various locations in the United States and abroad. All facilities are leased under operating leases.

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

In prior periods, Actuate pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash remain classified as Other Assets in the accompanying Consolidated Balance Sheet as of September 30, 2010.

The following table summarizes our contractual obligations as of September 30, 2010 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$10,402	$5,113	$4,285	$1,004	$—
Interest and loan obligations (2)	43,302	1,406	41,896	—	—
Obligations for uncertain tax positions (3)	356	—	356	—	—

Total	$54,060	$6,519	$46,537	$1,004	$—

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Contractual sublease proceeds	$927	$927	$—	$—	$—

(1)	Our future contractual obligations include minimum lease payments under operating leases at September 30, 2010. Of the remaining future minimum lease payments, approximately $2.1 million is included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of September 30, 2010. Contractual sublease proceeds associated with these minimum lease payments total approximately $927,000 and are also included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of September 30, 2010.

(2)	Estimated interest, commitment fees and principal related to the revolving line of Credit Agreement with Wells Fargo Capital Finance.
(3)	Represents the tax liability associated with uncertain tax positions. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 11 of our Notes to the Consolidated Financial Statements of our Form 10-K for fiscal year 2009 filed with the SEC on March 10, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first nine months of fiscal years 2010 and 2009 we derived 19% and 22%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized losses due to foreign exchange rate fluctuations was approximately $1.2 million for the first nine months of fiscal 2010 compared to losses of approximately $561,000 during the same period last year.

We performed a sensitivity analysis on the net monetary accounts subject to revaluation that are held primarily by our international subsidiaries. We used the following steps to determine the approximate impact of currency exchange rate fluctuations:

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

•

We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or losses before income taxes. These hypothetical results are summarized in the table below as of September 30, 2010:

Annual change in currency exchange (in thousands)
-15%	-10%	-5%	+5%	+10%	+15%
$(1,650)	$(1,100)	$(550)	$550	$1,100	$1,650

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest primarily in highly liquid and high quality debt securities. Due to the nature of our investments, we believe that there is limited risk exposure.

We also have a $40.0 million loan with Wells Fargo Foothill which we used to partially fund our tender offer in the fourth quarter of 2008 and our acquisition of Xenos in the first quarter of 2010. We performed a sensitivity analysis on the outstanding portion of this loan as of September 30, 2010. The analysis is based on an estimate of the hypothetical changes in annual interest expense that would result from an immediate increase/decrease in interest rates.

The analysis is shown as of September 30, 2010:

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. There was one customer that accounted for more than 10% of total sales in the third quarter and first nine months of fiscal 2010.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

Customers’ desire to consolidate their purchases of Rich Information Applications, Performance Management, Business Intelligence software to one or a very small number of vendors from which a customer has already purchased software;

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The cost, outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Ability to effectively launch new or enhanced products, including the timely education of the Company’s sales, marketing and consulting personnel with respect to such new or enhanced products;

•	Customers delaying purchasing decisions in anticipation of new products or product enhancements;

•	Budgeting cycles of its customers;

•	Failure to successfully manage acquisitions;

•	Defects in products and other product quality problems;

•	Failure to successfully meet hiring needs including for qualified professional services employees and unexpected personnel changes;

•	Changes in the market segments and types of customers where it focuses sales and marketing efforts;

•	Changes in perpetual licensing models to term- or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale;

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis; and

•	Potential impairments of goodwill, intangibles and other investments.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 19%, 22% and 29% for the nine months of fiscal years 2010, 2009 and 2008, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2010. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 58%, 31%, and 32% of total revenues from license fees for the nine months of fiscal years 2010, 2009 and 2008, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. Xenos’ business in the United Kingdom relies on the sale and support of third party software as a component of its business. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding its technology into their products or it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

WE HAVE SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE REQUIREMENTS.

On November 2, 2008, Actuate entered into a four year revolving line of credit agreement with Wells Fargo Foothill, LLC (“WFF”) as the arranger, administrative agent and lender (the “Credit Agreement”). The Credit Agreement was effective as of November 3, 2008. The Company used $30.0 million of the proceeds from the Credit Agreement in the tender offer it completed in December 2008 and for working capital, issuance of commercial and standby letters of credit, capital expenditures and other general corporate purposes. On February 1, 2010 we borrowed an additional $10 million under the Credit Agreement to fund the acquisition of Xenos. The acquisition was valued at approximately $34.3 million and was funded using a combination of cash reserves and borrowings available under the Credit Agreement. At September 30, 2010, our outstanding debt under the Credit Agreement was $40 million.

The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50.0 million, but in any event not to exceed 80% of the Company’s Trailing Recurring Revenue (as defined in the Credit Agreement). Interest will accrue based on a floating rate based on, at the Company’s election, (i) LIBOR or (ii) the greater of (a) the Federal Funds Rate plus an applicable margin or (b) Wells Fargo’s prime rate, in each case, plus an applicable margin based on the outstanding balance of the amount drawn down under the Credit Agreement. If the Company’s borrowings and letter of credit usage plus any bank product reserves established by Wells Fargo exceeds 80% of its Trailing Recurring Revenue (as defined in the Credit Agreement), or if the sum of available funds under the Credit Agreement plus Qualified Cash (as defined in the Credit Agreement) is less than $10 million, the Company will be required to meet certain EBITDA targets and be subject to a limit on annual capital expenditures, subject to a cure mechanism described in the Credit Agreement. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Credit Agreement includes limitations on the Company’s ability to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Credit Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Credit Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations and foreclose on all collateral.

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

Item 6.	Exhibits

1.01	Confidential Agreement and Release between Oracle America, Inc. and Actuate Corporation dated June 14, 2010

1.01	Memorandum of Understanding between Actuate Corporation and International Business Machines Corporation and MRO Software, Inc. dated September 16, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation
(Registrant)

Dated: November 5, 2010	By:	/S/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President,
Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)