Form 10-K
period 2010-12-31
ACTUATE CORP
filed 2011-03-11
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes  ☐                No  ☒

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

Yes  ☐                No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $144,975,842 based on the closing sale price as reported on The Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2011

Common Stock, $0.001 par value	45,997,535

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2010.

Annual Report on Form 10-K

for the fiscal year ended December 31, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K under “Business,” “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements include statements regarding Actuate’s expectations, beliefs or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements contained in this Report on Form 10-K after the date hereof or to conform such statements to actual results. Readers are cautioned not to place undue reliance on forward-looking statements and should carefully review the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein and the risk factors described in other documents Actuate files from time to time with the Securities and Exchange Commission, including current reports on Form 8-K and quarterly reports on Form 10-Q filed by Actuate during 2010.

PART I

ITEM 1.	BUSINESS

Actuate Corporation (“We”, “Actuate” or the “Company”) was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate provides software and services to develop and deploy custom Business Intelligence and information applications. These applications deliver rich interactive content that improves customer satisfaction/loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens, with content that they can easily understand, access and manipulate to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Actuate’s goal is to ensure that all end users can seamlessly incorporate decision-making information into their day-to-day activities, opening up completely new avenues for improving corporate performance.

Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.org and www.birt-exchange.com. The information posted on our Web sites is not incorporated into this Annual Report.

Actuate Executive Officers

Actuate’s executive officers as of February 4, 2011 are as follows:

Name	Offices
Nicolas C. Nierenberg	Chairman of the Board and Chief Architect
Peter I. Cittadini	Director, President and Chief Executive Officer
Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer
Mark A. Coggins	Senior Vice President, Engineering
N. Nobby Akiha	Senior Vice President, Marketing
Thomas E. McKeever	Senior Vice President, General Counsel, Chief Compliance Officer, Secretary and Corporate Development

Nicolas C. Nierenberg, 54, has been Chairman of the Board of Directors since he co-founded Actuate in November 1993 and became Actuate’s Chief Architect in August 2000. Mr. Nierenberg was also Chief Executive Officer of Actuate from November 1993 until August 2000 and President from November 1993 until October 1998. Prior to founding Actuate, from April 1993 to November 1993, Mr. Nierenberg worked as a consultant for Accel Partners, a venture capital firm, evaluating investment opportunities in the enterprise software market. Mr. Nierenberg co-founded Unify Corporation, which develops and markets relational database development tools. Mr. Nierenberg held a number of positions at Unify including, Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Engineering and Chief Technical Officer. Mr. Nierenberg is currently a director for privately held companies AwarePoint Corporation, Apatana, Inc., Photoleap, Inc. and is a member of the Board of Trustees for The Burnham Institute, a non-profit organization.

Peter I. Cittadini, 55, has been Chief Executive Officer of Actuate since August 2000 and has been the President of Actuate since October 1998. Mr. Cittadini was Actuate’s Chief Operating Officer from October 1998 until August 2000 and served as Actuate’s Executive Vice President from January 1995 to October 1998. From 1992 to 1995, Mr. Cittadini held a number of positions at Interleaf, Inc., an enterprise software publishing company, including Senior Vice President of Worldwide Operations responsible for worldwide sales, marketing, customer support and services. From 1985 to 1991, Mr. Cittadini held a number of positions at Oracle Corporation, including Vice President, Northeast Division.

Daniel A. Gaudreau, 63, has been Senior Vice President, Operations and Chief Financial Officer since January 1999 and served as Vice President, Finance and Administration and Chief Financial Officer from February 1997 to January 1999. From January 1994 to February 1997, Mr. Gaudreau served as Vice President, Finance and Chief Financial Officer of Plantronics, Inc., a publicly traded telephone headset manufacturing company, where he was responsible for all financial and administrative operations. From January 1990 to January 1994, Mr. Gaudreau was Vice President, Finance and Chief Financial Officer at Ready Systems, an operating systems software company. Mr. Gaudreau spent two years at Apple Computer as the Controller of Fremont Manufacturing Operations, prior to which he spent 18 years at General Electric where he held various financial management positions.

Mark A. Coggins, 53, has been Senior Vice President, Engineering since October 2003. From May 2001 to April 2003, Mr. Coggins was Vice President, Engineering at Verisign, a publicly traded security software company. From January 1999 to April 2001, Mr. Coggins was Vice President, Products at ShortCycles, a CRM software company. Mr. Coggins has held positions in engineering and marketing management at Netscape Communications, Interactive Development Environments and Hewlett Packard.

N. Nobby Akiha, 53, has been Senior Vice President, Marketing since June 2006 and served as Vice President of Marketing from August 2000. From August 1994 to July 2000, Mr. Akiha was Vice President, Marketing and Business Development at Inference Corporation. From October 1993 to July 1994, Mr. Akiha was a Senior Consultant at Regis McKenna, Inc. Prior to that, Mr. Akiha was Director of Marketing Communications at Interactive Development Environments and a Group Product Manager at Oracle Corporation.

Thomas E. McKeever, 43, has been Senior Vice President, General Counsel, Chief Compliance Officer, Secretary and Corporate Development since January 2009 and served as General Counsel, Vice President Corporate Development and Secretary since May 2006. Mr. McKeever was formerly with Sun Microsystems, Inc., was an associate in several law firms in the San Francisco Bay Area and served as a law clerk to the Honorable Lawrence T. Lydick of the United States District Court for the Central District of California (Orange County).

Industry Background

The acceptance and our dependence on the Internet and the proliferation of mobile and tablet devices have fundamentally changed the way that consumers and organizations communicate, obtain information, purchase goods and transact business. Through widespread usage of the Internet and the emergence of customized, visually rich applications for the Internet and mobile devices, users have developed a heightened set of expectations for self service access of relevant, timely and dynamic information to increase their effectiveness both at home and at work.

In parallel to higher end-user expectations for business applications, organizations strive to maximize corporate performance. A common strategy for improving performance has been to better leverage the information captured by applications that have been implemented to manage business areas such as sales, marketing, service, finance, manufacturing, distribution and human resources. Organizations have been seeking to use data to make informed decisions regarding both day-to-day operations and to formulate high-level strategy. These efforts have been largely unsuccessful due to the hard-to-use nature of traditional Business Intelligence (“BI”) tools used to access and analyze this data. Because such tools demand that users invest time and effort in learning new interfaces and acquiring new skills, the size of the power-user population within the organization that is trained to analyze data and share the results of that analysis has been limited. As a consequence, use of decision-making information throughout the organization involves the use of several BI tools and disjointed data discovery methods.

The key to wide use of business information is to eliminate traditional obstacles by providing decision-making information through intuitive interfaces that deliver the power that consumers expect in their personal realm within a context of business processes that satisfy new user expectations for accessibility and relevance. In order to achieve maximum efficiency within the organization, end user adoption of decision-making information needs to be customized by delivering information through end user configurable dashboards, mobile applications and in-memory analytics and enabling users to switch between these methods within a singular, seamless user experience that needs minimal assistance from the IT department. With such a model each individual has visibility into their own performance, can be held accountable for their own results and can maximize collaboration with others. Such custom Business Intelligence and information applications also need to be scalable and robust enough to extend the usage of information outside the firewall to customers and partners, be deployed on the latest cloud or hybrid cloud environments and be readily deployed on the most popular mobile and tablet devices.

Custom BI and information applications built using Actuate have the added advantage of being based on BIRT; an Eclipse open source project that was founded and continues to be co-led by Actuate. BIRT has grown in popularity to become the premier development environment for presenting data to users from multiple, disparate data sources in compelling visualizations and has been downloaded more than 10 million times by a global developer base of over 1 million. Familiarity with BIRT within Actuate’s target market is an added advantage to ensure that developer resources are plentiful in deploying custom BI and information applications and that BIRT is chosen as a customizable, community-driven foundation to keep up with the evolving user experience demanded by such applications. Actuate is widely recognized as the leader in open source Business Intelligence.

ActuateOne—Business Intelligence, Analytics and Reporting:    Actuate offers ActuateOne to develop and deploy BIRT-based custom Business Intelligence and information applications that deliver rich, interactive content to support cloud, on premises or mobile deployments.

ActuateOne fulfills the vision that Actuate has had since the inception of BIRT: to redefine the BI category by moving away from a set of disparate tools to a suite of integrated capabilities within a single environment. ActuateOne provides a single common architecture for development and deployment, utilizing one design, one server and one seamless unified end-user experience that meets the dynamically changing needs of information consumers. ActuateOne can seamlessly integrate into any enterprise IT infrastructure and consists of a highly scalable, reliable server and a robust development environment for building applications of any scale. Actuate’s powerful development and deployment architecture allows developers to harness content from virtually any data source and present it in almost any format required by users.

ActuateOne assures that 100% of users inside and outside the firewall can gain value from all enterprise information assets. A variety of intuitive, personalized and easy to use BI and information applications present data, dashboards and analysis integrated from all relevant sources, including databases, real-time data feeds and print stream data. Flexible deployment options can support all projects, no matter how small or large.

Actuate offers a complete suite of BI, analytics and reporting products within the integrated ActuateOne suite that provide 64-bit, in-memory analytics, user configurable dashboards, ad-hoc and interactive web content, brochure-quality reporting, and spreadsheet analysis. These capabilities are delivered using a single BIRT-based design and Actuate’s BIRT iServer to assure integrated single, continuous, yet personalized BI and information application experience that maximizes user adoption.

ActuateOne provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical BI and information applications that deliver rich interactive content. Such applications retrieve business information from databases as well as print streams and deliver it as interactive web pages, spreadsheets, mobile content and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy applications across a range of business functions including financial management, sales management, account management, and customer self-service.

In 2010 Actuate deployed BIRT onDemand, Actuate’s Platform as a Service Solution (PaaS) for BI, analytics and reporting. BIRT onDemand supports all current versions of BIRT and comes with an intuitive user interface that delivers key features of ActuateOne including end user configurable dashboards, in-memory analytics, ad-hoc and interactive reports. BIRT onDemand provides a unique, plug-and-play platform for BIRT-based cloud and mobile BI applications based upon an end user subscription model.

Performance Management:    BIRT Performance Scorecard products engage the entire organization in improving performance from Metrics Management, which provides management visibility into key measures of performance, to Root Cause Analysis, which enables user to make informed decisions to take action to address the problem at its origin.

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

The combination of Actuate’s Performance Management application with ActuateOne provides capabilities for distributing accountability throughout the enterprise. Our customers are now able to quickly build and deploy rich, intuitive and easy to use Performance Management solutions that offer managers at all levels the ability to drill-through from executive level information to real-time operational details, resulting in heightened management effectiveness and breakthrough corporate performance throughout the enterprise.

BIRT Spreadsheet:    Actuate’s BIRT Spreadsheet products are Excel®-based and deliver Excel-like reporting, formatting and calculation functionality within Java applications. Actuate BIRT Spreadsheet products can also leverage all the Actuate deployment options—embedded in applications or deployed in workgroups or enterprise-wide.

Xenos Enterprise Server Platform:    In February, 2010, Xenos became a division of Actuate. Xenos technology transforms enterprise information into intelligent content by providing high-performance solutions that optimize Enterprise Content Management (“ECM”) investments. Xenos solutions, based on the scalable Xenos Enterprise Server™, load, transform and present high volumes of data and documents of numerous formats across multiple channels. The result is superior storage, real-time access, personalization, online presentment, PDF accessibility, printing and delivery for high-volume transactional output (“HVTO”).

The Xenos Enterprise Server platform addresses the HVTO business challenges facing today’s enterprise. It provides robust, flexible and highly scalable solutions that optimize an organization’s information supply chain by integrating enterprise systems and data. Xenos Enterprise Server delivers intelligent content where, when and how it is needed. This product set has provided leading, high performance solutions for over thirty years—with deployments at some of the largest organizations worldwide. Xenos adds powerful transformation services to ActuateOne which not only add documents and print streams as direct BIRT data sources, but also brings parsing and workflow technologies into the fold for tackling traditionally difficult enterprise information transformation problems such as access to mainframe and legacy data.

Strategy

Our goal is to be the leader in delivering custom BI and information applications by increasing the richness, interactivity and effectiveness of enterprise information, for everyone, everywhere. Actuate delivers ActuateOne for both customer and employee-facing applications deployed on premises, for mobile devices or on the cloud. ActuateOne boasts unmatched scalability, high-performance, reliability and security. Its proven capabilities and highly collaborative development architecture are backed by the world’s largest open source business application developer community, grounded in BIRT, the Eclipse Foundation’s only top level Business Intelligence and reporting project. Key elements of our strategy include:

Expand Market Leadership Position through Strategic Relationships.    We believe that we have established a leading position in the market for ActuateOne and BIRT. To accelerate the adoption of the Actuate portfolio of products, we have established strategic relationships with leading software application vendors, systems integrators, consulting firms, specialized Performance Management consultants and development partners. We intend to further develop our existing strategic relationships and enter into new partnerships to expand our market presence and leadership.

Extend Technology Leadership.    Since inception, we have focused our research and development efforts on developing core technologies that address the requirements of developing and deploying applications in the areas of Business Intelligence and Performance Management. Our products integrate a number of advanced technologies, including a patented methods of processing a query joining data stored in different sources, providing page level security in a report, LDAP integration, advanced viewing technology incorporating Java, PDF, DHTML, Unicode, XML, AJAX, Flash and Web services, a patented methods of storing and accessing data and semi-structured data, a multi-tier architecture, Web access and delivery technology, EII data access technology, patented spreadsheet technology, patent-pending assistive technology for the visually impaired and intuitive Performance Management interfaces such as Briefing Books. The Company was granted five patents during 2010. We have in the past rapidly incorporated new technology into our product offerings. We believe that we provide a leading open standards based BI platform and we intend to extend this leadership position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies when and if appropriate.

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

Focus on Key Application Areas.    Our technology is uniquely suited to meet customer requirements for custom BI and information applications for specific business functions such as financial management, customer self-service, sales management, account management, workforce management and Performance Management. We intend to continue to focus on these areas within our sales and marketing functions as well as provide more complete customer solutions through targeted partnering and technology development.

Leverage Professional Services Capabilities.    We have established successful relationships with our customers by serving as an advisor in developing and deploying custom BI and information applications. We are extending our direct Professional Services capabilities to provide an expanded set of services to address areas such as application development strategy, project management, security integration and application design. In addition, we offer similar high-quality Professional Services capabilities through third-party alliances and are currently focused on the development of relationships with global and national systems integrators. By offering our clients a full range of Professional Services on a global basis, we believe that we can broaden market awareness about the advantages of our platform and of BIRT and create opportunities to sell new or additional products to clients.

International Presence.    Outside North America, we have established subsidiaries in a number of countries and have reseller relationships throughout Europe, Middle East and Asia/Pacific region. We have localized versions of our products in French, German, Spanish, and Japanese and we also support Chinese, Korean, and right-to-left reporting. We intend to grow our international operations by expanding our indirect distribution channels worldwide and by continuing the localization of our products in selected markets. International sales accounted for 21%, 23%, and 28% of our total revenues in 2010, 2009, and 2008, respectively.

Leverage Open Source.    We are building a growing community of developers that have adopted BIRT. We offer a number of value added commercial products and services that build on the open source BIRT project offering to increase the interactivity, security, scalability and reliability of custom BI and information applications and we intend to offer additional commercial products and services including those based on Xenos Enterprise Server technology in the future.

Products and Technology

ActuateOne

ActuateOne is Actuate’s flagship product. It is a unified suite of products for rapidly developing and deploying BIRT-based custom Business Intelligence (“BI”) applications and information applications. Applications built with ActuateOne provide one user experience regardless of task or skill level; are supported by one server for any deployment including cloud and are built with one BIRT design that can access and integrate any data source—including high volume print streams. ActuateOne adds rich data visualizations, including interactivity, dashboards, analytics, and deployment options to web and mobile BIRT applications, helping organizations drive revenue through higher customer satisfaction and improved operational performance. The Actuate product line assures that 100% of users, customers, partners and employees can get the information they need to drive prompt, effective action. Whether our customers wish to make better decisions, implement stronger customer relationships or manage to performance goals, Actuate provides a variety of intuitive, personalized and easy-to-use formats that present data integrated from all relevant sources. Our flexible deployment options and world class scalability support various types of projects, no matter how small or large.

ActuateOne extends Eclipse BIRT to deliver rich, highly interactive enterprise and customer-facing information applications. Organizations that want to present structured data as custom BI and information applications using BIRT as a foundation can now use the product line to:

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

The release of ActuateOne built on the Company’s strategy to ensure the low cost, efficient commercial deployment of Rich Information Applications by:

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

In the case of direct sales to end user customers, our products have been typically priced on a per CPU basis or a per named user basis pricing. Our development products are typically priced on a per named user basis. Indirect sales are usually either fixed price, unlimited usage arrangements, or arrangements where royalties are paid based upon sell through to end-users.

Actuate Products	Product Description
BIRT iServer	Scalable information server for generating, managing, and securely delivering interactive, highly visual reporting, spreadsheet and analytic content that drives custom BI and information applications. BIRT iServer offers a variety of services that can be added and managed as needs and requirements change. Built in metadata, in-memory analytic content creation and storage, security, high-availability, archiving, administration and integration technologies are some of these services. iServer can be implemented in a variety of ways, providing the level of robustness required in deployment options designed to meet any requirement, including on the cloud, on premises or via Actuate’s own Software-as-a-Service (SaaS) platform.

BIRT Designer Pro	Thick client, developer tool for creating BIRT designs, metadata definitions, cube definitions, ad-hoc templates and reports that enables professional application developers and report developers to build dynamic, interactive custom BI and information applications ready for deployment to end users.

BIRT Interactive Viewer	User operated interactive environment that enables personalization and modification of content, empowering even the novice business user with the information they need.

BIRT Data Analyzer	Powerful cross-tab based analysis interface for traversing 64-bit in-memory analytic data from virtually any data source.

BIRT 360	application portal-based interface for easily creating operational and analytic dashboards using BIRT content, content from multiple feeds, BIRT widgets, Google Gadgets and other third-party content.

BIRT Mobile	Native and custom mobile BI options for viewing BIRT content anywhere, anytime, on any device - including iPhone, iPad and BlackBerry.

BIRT Spreadsheet Designer	Spreadsheet based development environment for creating flexible and customizable Excel-based spreadsheet reports.

Actuate e.Report Designer Pro	Actuate’s original, comprehensive, object-oriented environment for professional developers to create tightly integrated, highly flexible enterprise reports for any Web-enabled application.

Actuate Products	Product Description
Actuate e.Report for iServer	Server option for generating document-centric, high fidelity enterprise reports for employees, customers, and business partners in browser-based Web and PDF formats.

Actuate BIRT Spreadsheet with SmartSheet Security	Server option for generating, managing, and distributing critical business information over the Internet in easy-to-use and intuitive desktop spreadsheets. SmartSheet Security dramatically improves the scalability of spreadsheet distribution by caching a superset of users’ information and layout within one server-side document.

Performance Management

With over 16 years dedicated to Performance Management, Actuate’s highly focused and proven implementation approach guarantees a successful outcome, with a range of solution packages designed to match every state of readiness.

Including integrated BIRT technology, our Performance Management system has endless capabilities both from the perspective of built in features and through value-add functionality made available through the BIRT Exchange Marketplace. New and existing customers can download quick start applications such as Marketing 101, Stimulus Management and Strategy Management, or these same users can extend the capability of their current system by downloading pre-built BIRT applications that extend capabilities in the areas of forecasting, performance portal gadgets, system usage utilities and much more.

Our Performance Management community, BIRT Scorecard Exchange helps in the quest to re-shape and redefine the evolving needs of our users—and the products we avail to them. Scorecard Exchange provides numerous outlets for both customers and performance management professionals to engage one another through participation in our forums, blogs and Perform Magazine.

The BIRT Performance Scorecard suite of products helps high-performing organizations drive strategy at all levels, improve decision making, and ensure better operational performance and execution. Capabilities include a BIRT Performance Scorecard based Software-as-a-Service (SaaS) offering called OnPerformance.

The following table sets forth the products that comprise the Actuate Performancesoft Suite.

Actuate Products	Product Description
BIRT Performance Scorecard	A Performance Management application made up of three modules: Briefing Books, Performance Views and Performance Strategy Maps. The easy-to-use, web-based solution provides a flexible system to address specific methodologies such as Balanced Scorecard, Malcolm Baldrige, as well as operational Performance Management initiatives.

Actuate OnPerformance	Actuate OnPerformance is cost effective Software-as-a-Service (SaaS) solution that securely provides relevant Key Performance Indicators (KPIs) to managers who can positively impact performance based on BIRT Performance Scorecard.

Xenos—Enterprise Content Management

The rapid growth in the quantity of digitized information in multiple, inconsistent formats undermine an organization’s ability to intelligently use information.

Based on the Xenos Enterprise Server™ (“ES”) platform, Actuate’s Xenos Group addresses the high volume transaction output (HTVO) business challenges facing today’s enterprise. We provide robust, flexible and highly scalable solutions that optimize an organization’s information supply chain by integrating enterprise systems and data. The technology can process, extract, transform, repurpose and personalize high volumes of data and documents. The result is superior storage, real-time access, online presentment, PDF accessibility, printing, and delivery of information in numerous formats across multiple channels.

The following table sets forth the products that comprise the Xenos suite of products.

Actuate Products	Product Description
Xenos Enterprise Server

Xenos ES provides both Document and Data Transformation Services that enable enterprises to lower operational costs and complexity and improve customer service. Xenos Document Transformation Services transform and repurpose print stream documents for high-volume batch production printing, document proofing, mailing and online presentment. Xenos Data Transformation Services enable organizations to process enormous volumes of electronic data and information at extremely high transaction speeds. By transforming content from both documents and data, Xenos ES puts it into a structured format that can be re-composed for consolidated statement presentment through an organization’s ECM solution.

Xenos ES is a highly scalable solution that supports the processing, extraction, transformation, repurposing and personalization of structured and unstructured data in both legacy and SOA environments. Results include: lower total cost of ownership; delivery of intelligent content; support of Green IT initiatives; and revenue growth opportunities with new lines of business.

Xenos infoWEB	Xenos infoWEB provides secure report management, distribution and online presentment that optimize the flow of information across the enterprise and beyond. It offers a complete solution, including secure electronic presentment, multichannel report delivery, and document management. The product demonstrates a measurable reduction in storage, printing, mailing and labor costs and improved operational efficiencies. Ease of use, rapid deployment and adoption, reliability and scalability based on your changing demand all contribute to the Xenos infoWEB advantage.

Eclipse Business Intelligence and Reporting Tools Project

In August 2004 Actuate joined the Eclipse Foundation, a community committed to the implementation of a universal platform for tools integration, as strategic developer and board member. Actuate proposed the BIRT project to the Eclipse open-source community for review at the same time. The Eclipse Foundation approved the project in September 2004. Actuate is leading the development of BIRT, which culminated in the industry’s first open Business Intelligence and Reporting platform in June 2005. A version has been released in the June timeframe annually with the seventh major version of BIRT from the Eclipse Foundation planned for June of 2011.

BIRT has been downloaded over 10 million times by a global developer base of over 1 million.

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

Systems Integrators.    We have a business development group that focuses on establishing and maintaining relationships with systems integrators. Systems integrators typically re-market our products to their customer base as part of a software application being built for a customer. Systems integrators are offered discounts on our products and sell a full use license of the product. Our systems integrators do not typically provide post-sales support.

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

Marketing

Our marketing organization is focused on generating leads, building market awareness and promoting acceptance of our Company and our products, as well as on developing strategic marketing, technology and other relationships. We have a comprehensive marketing strategy with several key components:

•	image awareness and credibility building,

•	direct marketing to both prospective and existing customers,

•	a strong Web presence,

•	comprehensive sales support materials as well as broad-scale marketing programs in conjunction with key partners.

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

Professional Services

Our Professional Services organization provides high value consulting services to customers developing and deploying Rich Information Applications using our products. These services include application development strategy, project management, security integration and application design. We also actively recruit and train third party consulting firms to provide consulting services for our products. Due to the critical nature of Rich Information Applications built with our industry leading platform, we believe that our Professional Services group and relationships with our consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy Actuate-based applications. In addition, we offer, directly and through our network of certified training partners, classes and training programs for our products.

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

We have development centers located in San Mateo, California, Overland Park, Kansas, Shanghai, China and Toronto, Canada. Research and development expenses were $24.8 million, $20.3 million, and $22 million in fiscal years 2010, 2009, and 2008, respectively. We intend to continue to invest in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend on our ability to create products that directly address our customers’ needs, are of high quality, and leverage the latest technological innovations. These products must also support current and future releases of popular operating systems platforms, development languages, databases, Internet standards, and enterprise software applications. We intend to maintain and improve our current product line and to timely develop or acquire new products. Our ability to achieve future revenue growth will depend in large part on the market acceptance of our current and future products.

Competition

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and new product releases by our competitors that are marketed to compete directly with our products. Our competition comes in five principal forms:

•	Competition from current or future Business Intelligence software vendors such as Information Builders, Qlik Tech, Pentaho, Jaspersoft and MicroStrategy, each of which offers reporting products;

•

Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell Rich Internet Applications and Performance Management as separate products or include similar functionality with their applications or databases;

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

Employees

As of December 31, 2010, we had 569 full-time employees, including 165 in sales and marketing, 175 in research and development, 117 in services and support, and 112 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage.

Website Access to Actuate’s Reports

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, are available free of charge through our Web site at www.actuate.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained on our Web site is not part of or incorporated into this report.

Financial Information about Segments and Geographic Areas

We have one reporting segment (see note 1 to our consolidated financial statements). For the years ended December 31, 2010, 2009 and 2008, refer to our consolidated financial statements for our revenues, profit and total assets and financial information about the geographic areas in which we are engaged in business.

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

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The cost, outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Ability to effectively launch new or enhanced products, including the timely education of the Company’s sales, marketing and consulting personnel with respect to such new or enhanced products;

•	Customers delaying purchasing decisions in anticipation of new products or product enhancements;

•	Budgeting cycles of its customers;

•	Failure to successfully manage acquisitions and integrate acquired companies;

•	Defects in products and other product quality problems;

•	Failure to successfully meet hiring needs including for qualified professional services employees and unexpected personnel changes;

•	Changes in the market segments and types of customers where it focuses sales and marketing efforts;

•	Changes in perpetual licensing models to term- or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale;

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis; and

•	Potential impairments of goodwill, intangibles and other investments.

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

Based upon all of the factors described above, the Company has a limited ability to forecast the amount and mix of future revenues and expenses and, the Company’s actual operating results may from time to time fall below its estimates or the expectations of public market analysts and investors which is likely to cause the price of the Company’s common stock to decline.

OUR DEBT COVENANTS RESTRICT OUR FINANCIAL AND OPERATIONAL FLEXIBILITY.

Our Credit Agreement contains a number of financial covenants, which, among other things, may require us to maintain specified financial ratios and impose certain limitations on us with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. Our ability to meet the financial ratios can be affected by operating performance or other events beyond our control, and we cannot assure you that we will meet those ratios and failure to do so may cause an event of default under the Credit Agreement. Our indebtedness under the Credit Agreement is secured by a lien on substantially all of our assets and of our subsidiaries, by a pledge of our operating and license subsidiaries’ stock and by a guarantee of our subsidiaries. If the amounts outstanding under the Credit Agreement were accelerated due to an event of default, the lenders could proceed against such available collateral by forcing the sales of these assets.

THE COMPANY HAS MADE, AND MAY IN THE FUTURE MAKE, ACQUISITIONS, WHICH INVOLVE NUMEROUS RISKS.

The Company’s business is highly competitive, and as such, its growth is dependent upon its ability to expand its market, enhance its existing products, introduce new products on a timely basis and expand its distribution channels and professional services organizations. In order to achieve these objectives, the Company had pursued and will continue to pursue acquisitions of other companies. On February 1, 2010, the Company completed a tender offer for Xenos Group Inc. (“Xenos”).

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

•

Difficulties in retaining key relationships with customers, partners and suppliers of the acquired company—specifically in the case of Xenos, the loss of recurring revenue from multiple subsidiaries of one large multi-national organization or the ability to sell and support certain third party software.

•	The risk of diverting management’s attention from normal daily operations of the business;

•	The Company’s ability to issue new releases of the acquired company’s products on existing or other platforms;

•

Negative impact to the Company’s financial condition and results of operations and the potential write down of impaired goodwill and intangible assets resulting from the consolidation of financial statements;

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

COMPUTER “HACKERS” MAY DAMAGE OUR SYSTEMS, SERVICES AND PRODUCTS, AND BREACHES OF DATA PROTECTION COULD IMPACT OUR.

Computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause interruptions or shutdowns of our internal systems and services. If successful, any of these events could damage our computer systems or those of our customers and could disrupt or prevent us from providing timely maintenance and support for our software platform. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers and may impede our sales, manufacturing, distribution and other critical functions.

In the course of our regular business operations and providing maintenance and support services to our customers, we process and transmit proprietary information and sensitive or confidential data, including personal information of employees, customers and others. Breaches in security could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, which could result in potential regulatory actions, litigation and potential liability for us, as well as the loss of existing or potential customers and damage to our brand and reputation.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 21%, 23% and 28% for fiscal years 2010, 2009 and 2008, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2011. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 58%, 26%, and 32% of total revenues from license fees for fiscal years 2010, 2009 and 2008, respectively. The higher ratio of license fees through indirect channel partners experienced in fiscal 2010 was primarily attributed to the Oracle and IBM transactions. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. Xenos Group’s business in the United Kingdom relies on the sale and support of third party software as a significant component of its business. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST ITS CURRENT AND FUTURE COMPETITORS.

The Company’s market is intensely competitive and characterized by rapidly changing technology, evolving standards and product releases by the Company’s competitors that are marketed to compete directly with the Company’s products. The Company’s competition comes in five principal forms:

•	Competition from current or future Business Intelligence software vendors such as Information Builders, Qlik Tech, Pentaho, Jaspersoft and MicroStrategy, each of which offers reporting products;

•

Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell Rich Internet Applications and Performance Management as separate products or include similar functionality with their applications or databases;

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

ADVANCES IN HARDWARE AND SOFTWARE TECHNOLOGY MAY CAUSE OUR SOFTWARE REVENUE TO DECLINE.

In the past, the Company has licensed software for a certain number of “processors” or “CPUs” to many of its customers. Advances in hardware technology, including, but not limited to, greater CPU clock speeds, multiple-core processors and virtualization, have afforded software performance gains to some customers, causing them to defer additional software purchases from the Company. The occurrence of any of these events, and other future advances, could seriously harm the Company’s business, operating results and financial condition. Use of the Company’s software on more advanced hardware than the hardware on which the software was originally installed, without payment of a fee, is prohibited by the terms of applicable license agreements or Company policies. The Company intends to require compliance with such terms. As a result of its enforcement efforts, customers may defer or cease purchasing additional software or maintenance and support. The occurrence of any of these events could materially harm the Company’s business, operating results and financial condition.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an annual basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting are ongoing.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and has concluded that our internal control over financial reporting was ineffective. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This assessment identified ineffective execution of tax provision review controls because of lack of resources with expertise in non-recurring transactions. This material weakness resulted in a material error in our 2010 income tax provision, which was corrected prior to issuance of the Company’s 2010 consolidated financial statements.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.

The Company plans to remediate the material weakness described in Item 9A(b) by implementing enhanced documentation, review and supervision processes over the accounting for income taxes. This includes establishing new procedures and controls in preparing and analyzing non-recurring transactions. If in future periods the Company concludes that its internal control over financial reporting is not effective, it may be required to change its internal control over financial reporting to remediate deficiencies. The Company cannot predict the outcome of its testing in future periods as risks exist that present controls may not be effective in the future periods and consequently investors may lose confidence in the reliability of the Company’s financial statements, causing the Company’s stock price to decline.

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

THE COMPANY MAY BE UNABLE TO SUSTAIN OR INCREASE ITS PROFITABILITY.

While the Company was profitable in its last seven fiscal years, it incurred net losses during fiscal year 2003 and 2002. Its ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in its business. It expects its operating expenses to increase as its business grows, and it anticipates that it will make investments in its business. Therefore, the Company’s results of operations will be harmed if its revenues do not increase at a rate equal to or greater than increases in its expenses or are insufficient for it to sustain profitability.

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

IF SECURITIES OR INDUSTRY ANALYSTS DO NOT PUBLISH RESEARCH OR REPORTS OR PUBLISH UNFAVORABLE RESEARCH OR REPORTS ABOUT OUR BUSINESS, OUR STOCK PRICE AND TRADING VOLUME COULD DECLINE.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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

WE CURRENTLY DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK, AND CONSEQUENTLY, YOUR ONLY OPPORTUNITY TO ACHIEVE A RETURN ON YOUR INVESTMENT IS IF THE PRICE OF OUR COMMON STOCK APPRECIATES AND YOU SELL YOUR SHARES AT A PRICE ABOVE YOUR COST.

We currently do not intend to declare or pay dividends on shares of our common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a price above your cost. There is no guarantee that the price of our common stock will ever exceed the price that you pay. Investors seeking cash dividends should not purchase our common stock.

CHANGES IN CORPORATE INCOME TAX LAWS, INCOME TAX RATES OR NEGATIVE INCOME TAX RULINGS COULD ADVERSELY IMPACT THE COMPANY’S FINANCIAL RESULTS.

The Company is taxable principally in the United States, Canada and certain jurisdictions in Europe and Asia/Pacific. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax laws and/or corporate income tax rates, which could increase or decrease the Company’s future income tax provision. While the Company believes that all material income tax liabilities are reflected properly in its Consolidated Balance Sheet, it has no assurance that it will prevail in all cases in the event the taxing authorities disagree with its interpretations of the tax law. Future levels of research and development spending will impact the Company’s entitlement to related tax credits, which generally lower its effective income tax rate. Future effective income tax rates could be adversely affected if tax laws are enacted that are targeted to eliminate the benefits of the Company’s tax structure and if its earnings are lower than anticipated in jurisdictions where the Company has statutory tax rates lower than tax rates in the United States or other higher tax jurisdictions.

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

WE HAVE SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE REQUIREMENTS.

On November 2, 2008, Actuate entered into a four year revolving line of credit agreement with Wells Fargo Foothill, LLC (“WFF”) as the arranger, administrative agent and lender (the “Credit Agreement”). The Credit Agreement was effective as of November 3, 2008. The Company used $30 million of the proceeds from the Credit Agreement in the tender offer it completed in December 2008 and for working capital, issuance of commercial and standby letters of credit, capital expenditures and other general corporate purposes. On February 1, 2010 we borrowed an additional $10 million under the Credit Agreement to fund the acquisition of Xenos. The acquisition was valued at approximately $34.3 million and was funded using a combination of cash reserves and borrowings available under the Credit Agreement. At December 31, 2010, our outstanding debt under the Credit Agreement was $40 million.

The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $50 million, but in any event not to exceed 80% of the Company’s Trailing Recurring Revenue (as defined in the Credit Agreement). Interest will accrue based on a floating rate based on, at the Company’s election, (i) LIBOR or (ii) the greater of (a) the Federal Funds Rate plus an applicable margin or (b) Wells Fargo’s prime rate, in each case, plus an applicable margin based on the outstanding balance of the amount drawn down under the Credit Agreement. If the Company’s borrowings and letter of credit usage plus any bank product reserves established by Wells Fargo exceeds 80% of its Trailing Recurring Revenue (as defined in the Credit Agreement), or if the sum of available funds under the Credit Agreement plus Qualified Cash (as defined in the Credit Agreement) is less than $10 million, the Company will be required to meet certain EBITDA targets and be subject to a limit on annual capital expenditures, subject to a cure mechanism described in the Credit Agreement. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Credit Agreement includes limitations on the Company’s ability to incur debt, grant liens, make acquisitions, make certain restricted payments such as dividend payments, and dispose of assets. The events of default under the Credit Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders under the Credit Agreement may, among other remedies, eliminate their commitments to make credit available, declare due all unpaid principal amounts outstanding, and require cash collateral for any letter of credit obligations and foreclose on all collateral.

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

CATASROPHIC EVENTS MAY DISRUPT OUR BUSINESS.

We rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support, hosted services and sales activities. A disruption, infiltration or failure of these systems in the event of a major earthquake, fire, power loss, telecommunications failure, software or hardware malfunctions, cyber attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, certain of our data centers, and certain other critical business operations are located in the San Francisco Bay Area, which is near major earthquake faults. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market and has been traded on Nasdaq since Actuate’s initial public offering in 1998. It traded under the symbol “ACTU” through November 3, 2010. On that date, we changed the stock symbol to “BIRT” and the stock has been trading under the “BIRT” symbol since that date. The following table sets forth the high and low closing sales prices of our common stock during each full quarterly period within the last two fiscal years:

	High	Low
First Quarter of Fiscal 2009	$3.91	$2.83
Second Quarter of Fiscal 2009	$5.33	$3.12
Third Quarter of Fiscal 2009	$6.11	$4.34
Fourth Quarter of Fiscal 2009	$5.87	$3.93
First Quarter of Fiscal 2010	$5.99	$4.40
Second Quarter of Fiscal 2010	$5.99	$4.00
Third Quarter of Fiscal 2010	$5.34	$3.99
Fourth Quarter of Fiscal 2010	$5.96	$4.78

According to the records of our transfer agent, as of February 28, 2011, Actuate had 93 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include, as one record holder each such brokerage house or clearing agency).

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

The following graphs compare:

I.	The cumulative total stockholder return on the common stock of the Company from December 31, 2005 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 31, 2010 (the last trading day of the fiscal year ended December 31, 2010) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Index”), (ii) the Dow Jones U.S. Software Composite Index (the “Dow Jones U.S. Software Index”) and (iii) the RDG Software Composite Index ( the “RDG Software Index”). This graph assumes the investment of $100 on December 31, 2005 in the common stock of the Company, the Nasdaq Index and the Dow Jones U.S. Software Index.

II.	The cumulative total stockholder return on the common stock of the Company from December 31, 2009 to December 31, 2010 with the cumulative total return of (i) the Total Return Index for the “Nasdaq Index”, (ii) the Dow Jones U.S. Software Composite Index (the “Dow Jones U.S. Software Index”) and (iii) the RDG Software Composite Index (the “RDG Software Index”). This graph assumes the investment of $100 on January 1, 2010 in the common stock of the Company, the Nasdaq Index and the Dow Jones U.S. Software Index.

The comparisons in the graphs above are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with the Consolidated Financial Statements and Notes thereto that are included elsewhere in this Form 10-K. The Consolidated Statements of Income data for the years ended December 31, 2010, 2009 and 2008 and the Consolidated Balance Sheet data at December 31, 2010 and 2009 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Income data for the years ended December 31, 2007 and 2006 and the Consolidated Balance Sheet data as of December 31, 2008, 2007 and 2006 are derived from audited Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues:
License fees	$49,155	$36,146	$39,989	$53,216	$46,919
Maintenance	74,586	76,466	76,695	71,336	63,145
Professional services and training	7,731	6,721	14,306	16,074	18,505

Total revenues	131,472	119,333	130,990	140,626	128,569

Costs and expenses:
Cost of license fees	2,219	934	1,396	1,997	2,095
Cost of services	19,692	17,843	23,330	24,927	27,914
Sales and marketing	40,484	41,747	51,830	55,312	49,009
Research and development	24,850	20,267	22,035	21,826	21,055
General and administrative	23,767	20,315	18,470	17,784	16,026
Amortization of purchased intangibles	1,880	680	948	948	948
Purchased in-process research and development	—	—	—	—	900
Restructuring charges	968	348	1,506	1,686	16

Total costs and expenses	113,860	102,134	119,515	124,480	117,963

Income from operations	17,612	17,199	11,475	16,146	10,606
Interest income and other income (expense), net	(1,579)	294	901	3,311	2,217
Interest expense	(1,721)	(1,404)	(116)	(156)	—

Income before provision for income taxes	14,312	16,089	12,260	19,301	12,823
Provision for (benefit from) income taxes	3,665	3,910	(1,318)	(863)	(974)

Net income	$10,647	$12,179	$13,578	$20,164	$13,797

Basic net income per share (1)	$0.24	$0.27	$0.23	$0.33	$0.23

Shares used in basic net income per share calculation (1)	45,065	45,131	60,025	60,838	60,375

Diluted net income per share (1)	$0.22	$0.25	$0.21	$0.29	$0.21

Shares used in diluted net income per share calculation (1)	49,133	49,396	65,049	68,722	66,814

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$79,324	$75,531	$58,441	$68,415	$60,079
Working capital	53,306	54,114	20,701	54,045	37,298
Total assets	195,631	169,764	150,512	169,908	147,589
Note payable	40,000	30,000	30,000	—	—
Stockholders’ equity and non-controlling interest	92,622	76,019	56,248	100,973	77,810

(1)	See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing net income per share and diluted net income per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual results may differ materially from those indicated in such forward-looking statements. See “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K and the risks discussed in other reports we have furnished or filed from time to time with the SEC.

Our Business

General

Actuate Corporation (“we”, “Actuate” or the “Company”) was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate provides software and services to develop and deploy custom Business Intelligence and information applications that deliver rich interactive content that improve customer loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens with information that they can easily access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Our goal is to ensure that all users can use decision-making information in their day-to-day activities, opening up completely new avenues for improving corporate performance.

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Financial summary
Total revenues	$131,472	$119,333	$130,990	$140,626	$128,569
Total operating expenses	113,860	102,134	119,515	124,480	117,963
Income from operations	17,612	17,199	11,475	16,146	10,606
Operating margins	13%	14%	9%	11%	8%

Despite the recent global recession, we have achieved year-to-date profitability and positive cash flows. We achieved these results not only through our solid execution, leading technology and strong customer relationships, but also because of our commitment to operating efficiencies. As we aligned our business to weather a turbulent and unpredictable macro-economic environment, these efficiencies have resulted in reductions to our operating expenses, after excluding the increased operating expenses as a result of the acquisition of Xenos Group Inc. in February 2010.

Nevertheless, our business model and longer-term financial results are not immune to a sustained economic downturn. For example, the recent domestic and global economic downturn resulted in reduced demand for information technology, including enterprise software and services. The direction and relative strength of the global economy continues to be uncertain and makes it difficult for us to forecast operating results and to make decisions about future investments. It is unknown how long the current conditions will persist or whether they will worsen. Information technology spending has historically declined as general economic and market conditions worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. If these economic conditions return, it could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services. Furthermore, a significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions have adversely impacted the financial services industry over the past several years. If this trend continues, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

We continue to monitor market conditions and may make adjustments to our business in order to reduce the adverse impact that changes to the economic environment could have on our business. We expect to continue to explore both organic and strategic growth opportunities. In particular, we may acquire companies or technology that can contribute to the strategic, operational and financial performance of our business. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us successfully execute our strategies.

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

Fiscal Year 2010

For the fiscal year ended December 31, 2010, we recorded total revenue of $131.5 million, an increase of 10% over fiscal year 2009. License revenue was $49.2 million, an increase of 36% over the previous year. In addition, we generated cash flow from operations of $22.1 million, which represented an increase of 24% year-over-year. Diluted earnings per share under generally accepted accounting principles in the United States of America (“GAAP”) was $0.22 in fiscal year 2010 as compared to $0.25 for fiscal 2009 for a decrease of 12%. We ended fiscal 2010 with $79.3 million in cash, cash equivalents and short-term investments, compared with $75.5 million at December 31, 2009, while having spent approximately $27.3 million on the acquisition of Xenos. The acquisition of Xenos was partially funded with $10 million in additional borrowings under the existing credit facility with Wells Fargo Foothill (“WFF”). We also spent $10 million to repurchase over 2 million shares of our common stock during fiscal 2010.

In February 2010, we completed the acquisition of Xenos Group Inc. (“Xenos”), a provider of high-performance software solutions that utilize the scalable Xenos Enterprise Server(TM) and its components to process, extract, transform, repurpose and personalize high volumes of data and documents for storage, real-time access, ePresentment, printing and delivery in numerous formats across multiple channels. The acquisition was concluded for total consideration of approximately $34.3 million ($27.3 million, net of approximately $6.9 million of Xenos cash at the time of the acquisition). Under the terms of the agreement, we completed our tender offer to acquire all of the outstanding shares of Xenos common stock at a price of CAD 3.50 per outstanding share. The transaction was accounted for using the purchase method of accounting. Actuate has included the financial results of Xenos in its Consolidated Financial Statements beginning on the acquisition date.

On September 16, 2010, we entered into a binding memorandum of understanding (the “MOU”) with International Business Machines Corporation (“IBM”) to end a dispute regarding distributions of Actuate software by IBM. Under the MOU, IBM agreed to pay Actuate a total of $11 million within five (5) business days of execution of a definitive agreement, which the parties signed on September 22, 2010. Of this total, approximately $8.9 million was apportioned to license revenue and the remaining $2.1 million to maintenance revenue during fiscal 2010.

On June 14, 2010, we entered into an agreement (“the Agreement”) with Oracle to end a dispute regarding distributions of Actuate software by Oracle. Oracle agreed to pay Actuate a total of $16 million. The terms of the agreement called for equal cash payments by Oracle to Actuate between June 2010 and March 2013 and in accordance with a pre-determined schedule. Accordingly, Actuate expects to recognize revenue when the payments are due. Consequently, every quarter as the payments from Oracle become due, approximately $1.3 million of revenue will be recognized by us. This amount will be apportioned between license and maintenance revenue based on the maintenance rate dictated in the underlying Oracle contract.

Since November 2008, we had elected to participate in a rights offering by UBS, the Company’s investment broker. The offering provided Actuate with rights (the “Put Option”) to sell UBS its ARS portfolio at the $16.5 million par value, at any time during a two-year sale period beginning June 30, 2010. Prior to the end of the second quarter of fiscal 2010, several of our ARS investments were re-called and settled by the individual issuers at par value. In addition, we exercised the Put Option for all of the remaining ARS as of June 30, 2010 and the remaining ARS balance totaling $10 million was settled in July of 2010. The Company held no investments in ARS at December 31, 2010.

During fiscal 2010, we implemented restructuring actions that resulted in an aggregate charge of $968,000 and elimination of 26 positions worldwide, across all levels, primarily within the sales and marketing organization. Also included in the aggregate charges for the year were $47,000 idle facilities charge related to the closure of one of our sales facilities in Europe.

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

Our total headcount at the end of fiscal year 2010 was 569 compared to 497 employees at the end of last year.

Fiscal Year 2011

A significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions starting in late fiscal year 2007 have adversely impacted IT spending in the financial services industry throughout fiscal year 2010. If this trend continues into 2011, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

During fiscal year 2011, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow modestly if at all in the fiscal year 2011, particularly among financial services companies in the United States and Western Europe. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, Analytics and Performance Management software purchases among fewer suppliers. Finally, we expect to experience vigorous competition in the BI market. Several of our competitors have released products that are marketed to be directly competitive with our offerings. As one of the few independent BI vendors remaining Actuate faces competition from large and well-established vendors, including Microsoft, SAP, Oracle and IBM all of which have acquired BI players to add to their technology stacks. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the BI and information applications market will be vigorous in the near future.

For fiscal year 2011, we will continue to pursue the strategic initiatives to improve revenue growth driven by BIRT, initiatives related to Performance Management, and pursuing opportunities related to traditional Xenos markets which we acquired in 2010. These initiatives are as follows:

•

Investing in BIRT—We are continuing to make a significant investment in BIRT. BIRT has become widely adopted by developers and continues to drive demand for our BIRT-based commercially available products, including ActuateOne. The BIRT project is a core, long-term initiative.

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

•

Selling to Global 9000 Corporations in the Financial Services Sector—We continue to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We anticipate a negative impact of the slow recovery in IT spending in this sector through 2011. However, we believe that once the short term issues in Financial Services are resolved, the industry will once again lead in the adoption of BI and information applications both inside and outside the firewall.

•	Building out and delivering on the roadmap of applying BIRT to additional data sources including hard to reach print stream data by investing in the development of BIRT based Xenos offerings.

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

Critical Accounting Policies, Judgments and Estimates

General.    The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, stock-based compensation, accounting for income taxes, restructuring and integration costs, allocation of purchase price of acquisitions, and the impairment of goodwill, have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies.

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

Revenue Recognition.    Actuate generates revenues from the sales of software licenses and related services. The Company receives software license revenues from licensing its products directly to end-users and indirectly through resellers, system integrators and original equipment manufacturers (OEMs). The Company receives service revenues from maintenance contracts, consulting services and training that Actuate performs for customers. If the license agreement contains payment terms indicating that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met. The significant judgments and estimates for revenue recognition typically relate to the timing of an amount recognized for software license fee revenue, including whether collectability is deemed probable, fees are fixed or determinable and services are essential to the functionality of the software. Changes to these assumptions would generally impact the timing and amount of revenue recognized for software related revenues.

The Company typically establishes vendor specific objective evidence (“VSOE”) of fair value for maintenance and support using a “bell-shaped curve” approach. However, for certain types of license transactions, including OEM and site licenses, the Company uses a “stated maintenance renewal” approach. The application of these rules requires judgment, including the identification of individual elements in multiple element arrangements, whether there is objective and reliable evidence of fair value, including VSOE of fair value, for some or all elements. Changes to the elements in our sales arrangements, or our ability to establish VSOE or fair value for those elements may result in a material change to the amount of revenue recorded in a given period.

The Company assesses the collectability of fees from end-users based on payment history and current credit profile. When a customer is not deemed credit-worthy, revenues are deferred and recognized upon cash receipt. Our standard payment terms are net 30, although we do offer payment terms beyond that. We periodically provide extended payment terms and we consider any fees due beyond 365 days to not be fixed or determinable. In such cases, judgment is required in determining the appropriate timing of revenue recognition. Changes to our practice of providing extended payment terms or providing concessions following a sale, may result in a material change to the amount of revenue recorded in a given period.

See Note 1 to the consolidated financial statements for further information regarding revenue recognition.

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

Stock-based Compensation.    We recognize stock-based compensation expense over the service period for awards that are expected to vest based on the fair value measurement for all share-based payment awards made to our employees and directors, including employee stock options, restricted stock units and employee stock purchases. We calculate the fair value of each stock option award on the date of grant using the Black-Scholes-Merton option pricing model. The determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. The use of a Black-Scholes-Merton model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected life, expected volatility, risk-free interest rate and expected forfeiture rate. As a result, the future stock-based compensation expense may differ from our historical amounts. Our estimate of volatility is based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate is based primarily upon historical experience. To the extent we revise this estimate in the future our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. Our estimate of the expected term of options granted is derived from historical share option exercise experience. In the future, we may change our estimate of the expected term, which would impact the fair value of our options granted in the future.

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

Accrual for Restructuring Charges.    We incurred certain restructuring charges that were a combination of reductions in workforce, exits of idle facilities and disposals of fixed assets. These restructuring charges were based on actual and estimated costs incurred, including estimates of sublease income on portions of our idle facilities. We periodically update the estimates based on market conditions and in accordance with our restructuring plans. Updates to estimates of sublease income were not significant in fiscal years 2010, 2009 and 2008.

Acquisitions—Purchase Price Allocation.    We allocate the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed, based on their respective fair values at the acquisition date. The excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets, if any, is recorded as goodwill. Management estimates the fair value of assets and liabilities based upon quoted market prices, and widely accepted valuation techniques. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from software license sales, subscriptions, support agreements, consulting contracts and acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•

the acquired company’s trade name and trademarks as well as assumptions about the period of time the acquired trade name and trademarks will continue to be used in the combined company’s product portfolio; and

•	discount rates.

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of the deferred revenue obligations assumed.

We adjust the preliminary purchase price allocation, as necessary, typically up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed. For additional discussion, see Note 2, “Acquisition of Xenos Group Inc.,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Results of Operations

The following table sets forth certain Consolidated Statement of Income data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Revenues:
License fees	37%	30%	31%
Maintenance	57	64	58
Professional services and training	6	6	11

Total revenues	100	100	100

Costs and expenses:
Cost of license fees	2	1	1
Cost of services	15	15	18
Sales and marketing	31	35	39
Research and development	19	17	17
General and administrative	18	17	14
Amortization of purchased intangibles	1	1	1
Restructuring charges	1	—	1

Total costs and expenses	87	86	91

Income from operations	13	14	9
Interest income and other income/(expense), net	(1)	—	1
Interest expense	(1)	(1)	—

Income before provision for income taxes	11	13	10
Provision for (benefit from) income taxes	3	3	(1)

Net income	8%	10%	11%

Revenues

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2010	2009	2008	2009 to 2010		2008 to 2009
(dollars in thousands)

$131,472	$119,333	$130,990	$12,139	10%	$(11,657)	(9)%

Our revenues are derived from license fees and services, which include software maintenance and support, consulting, and training. The 10% increase in our total revenues in fiscal 2010 was primarily due to:

•	A favorable transaction with IBM totaling $11 million, which ended a dispute regarding distributions of Actuate software by IBM,

•	Revenues from our acquisition of Xenos, which was completed in February of 2010, and

•

Revenues from our transaction with Oracle during the second quarter of 2010, which ended a dispute regarding distributions of Actuate software by Oracle. The agreement required Oracle to pay Actuate a total of $16 million. The terms of the agreement called for equal cash payments by Oracle to Actuate between June 2010 and March 2013 in accordance with a pre-determined schedule. Accordingly, Actuate recognizes the revenue similar to an extended payment term contract. Consequently, every quarter as the payments from Oracle become due, approximately $1.3 million of revenue is recognized by Actuate. This amount is apportioned between license and maintenance revenue based on the maintenance rate dictated in the underlying Oracle contract.

We also experienced an increase in our professional services revenues due primarily to the acquisition of Xenos. Despite this increase, the professional services revenues remain weak mainly due to a challenging economy which is causing some customers to either delay their projects or cancel their engagements. We believe some customers continue to utilize their in-house resources to complete previously outsourced projects. Another factor contributing to the weakness in the professional services environment is the increase in the adoption of BIRT-based projects by our customers. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products. Despite the IBM and Oracle transactions, which were apportioned between license and maintenance revenue, we experienced lower maintenance and support revenues during fiscal 2010 as continued reductions in our license revenues from the onset of the global recession in early 2008 has resulted in a negative compounding effect on our maintenance revenues. We also continue to experience higher declines in maintenance renewals primarily related to certain of our legacy products.

Revenues outside of North America remained almost unchanged at $27.6 million in fiscal 2010 compared to $27.5 million in fiscal year 2009. These international revenues represented 21% of our total revenues versus 23% in the same period last year. Foreign currency exchange losses negatively impacted our international revenues by approximately $300,000 during fiscal 2010.

For fiscal year 2010 we closed approximately 244 transactions in excess of $100,000 compared to 260 in fiscal year 2009. In addition, we recognized license revenue of $1 million or more on 10 transactions during fiscal year 2010 compared to 7 transactions in fiscal year 2009. The number of orders greater than $1 million has historically ranged from none to three per quarter. We do not expect to rely on any one customer for our future business.

For fiscal 2009, we attribute a significant portion of the decline in our revenues to our professional services business. As in fiscal 2010, this decrease was mainly due to a weak macro-economic environment which was causing some customers to either delay their projects or cancel their engagements. We believe some customers were opting to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues was the increase in the adoption of BIRT-based projects by our customers which do not require professional service to the same extent as the Company’s traditional designer products. Despite a challenging macroeconomic environment, our maintenance and support revenues remained stable during fiscal 2009.

For fiscal 2009, revenues outside of North America decreased by 25% from $36.9 million in fiscal year 2008 to $27.5 million in fiscal year 2009. These international revenues represented 23% of our total revenues versus 28% in fiscal 2008. This decrease in international revenues as a percentage of total revenues in fiscal year 2009 compared to fiscal year 2008 was primarily due to challenging macro-economic environments in Europe and Asia. Approximately $1.3 million of this decrease in international revenues was due to the unfavorable impact of exchange rate fluctuations on revenue transactions denominated in foreign currencies.

For fiscal year 2009 we managed to close approximately 260 transactions in excess of $100,000 compared to 280 in fiscal year 2008. In addition, we recognized license revenue of $1 million or more on 7 transactions during fiscal year 2009 compared to 4 transactions in fiscal year 2008. The number of orders greater than $1 million has historically ranged from none to three per quarter. We do not expect to rely on any one customer for our future business.

No single customer accounted for more than 10% of our total revenues for any of the periods presented.

License Revenue

Year Ended December 31,			2009 to 2010		2008 to 2009
2010	2009	2008	$ Change	% Change	$ Change	% Change
(dollars in thousands)
$49,155	$36,146	$39,989	$13,009	36%	$(3,843)	(10)%

The 36% increase in license revenues was primarily the result of the IBM and Oracle transactions which combined, accounted for approximately 25% of our total fiscal 2010 license revenues. We also experienced growth in license revenues from the acquisition of Xenos, which was completed in February 2010. This growth was tempered by continued challenging economic conditions which are causing customers to delay purchases or rely on expanding existing infrastructure server environments.

The 10% decrease in license revenues for fiscal year 2009 over the same period in the prior year was primarily due to weak macro economic conditions that adversely impacted the financial services industry, a key component of Actuate’s customer portfolio. We experienced most of this weakness in our international regions where software license revenues declined by 28%, or approximately $3.2 million, during fiscal year 2009 when compared to fiscal year 2008.

License Revenue by Region

(dollars in thousands)	Year Ended December 31,			2009 to 2010		2008 to 2009
	2010	2009	2008	$ Change	% Change	$ Change	% Change
North America	$39,650	$27,932	$28,531	$11,718	42%	$(599)	(2)%
Europe	7,878	7,095	9,732	783	11%	(2,637)	(27)%
APAC	1,627	1,119	1,726	508	45%	(607)	(35)%

Total license revenue	$49,155	$36,146	$39,989	$13,009	36%	$(3,843)	(10)%

Percentage of total revenue	37%	30%	31%

For fiscal year 2010, North America accounted for approximately 81% of the total license revenue while Europe and Asia Pacific regions combined accounted for 19% of the total license revenues. For the same period last year, North America accounted for approximately 77% of the total license revenue while the Europe and Asia Pacific regions combined accounted for 23% of the total license revenues. Total license revenues were negatively impacted by approximately $360,000 primarily due to the strength of the U.S. dollar against the British Pound and the Euro, partially offset by the weakness against the Canadian dollar. As a percentage of total revenues, license fee revenues increased from 30% in fiscal year 2009 to 37% in fiscal year 2010.

For fiscal 2009, North America accounted for approximately 77% of the total license revenue while Europe and Asia Pacific regions combined accounted for 23% of the total license revenues. For the same period in fiscal 2008, North America accounted for approximately 71% of the total license revenue while the Europe and Asia Pacific regions combined accounted for 29% of the total license revenues. Total license revenues were negatively impacted by approximately $340,000 primarily due to the strength of the U.S. dollar against the British Pound and the Euro. As a percentage of total revenues, license fee revenues decreased from 31% in fiscal 2008 to 30% in fiscal 2009.

Services Revenue

(dollars in thousands)	Year Ended December 31,			2009 to 2010		2008 to 2009
	2010	2009	2008	$ Change	% Change	$ Change	% Change
Maintenance	$74,586	$76,466	$76,695	$(1,880)	(2)%	$(229)	—%
Professional services & training	7,731	6,721	14,306	1,010	15%	(7,585)	(53)%

Total services revenue	$82,317	$83,187	$91,001	$(870)	(1)%	$(7,814)	(9)%

Percentage of total revenue:	63%	70%	69%

Services revenue is comprised of maintenance and support, professional services, and training. The 1% decrease in services revenues in fiscal 2010 was driven primarily by a decrease in our non-Xenos maintenance and support revenues. This decrease in our maintenance and support revenues was triggered by reductions in our license revenues from the onset of the global recession in early 2008 which has resulted in a negative compounding effect on our maintenance revenues. In addition, we continue to experience higher declines in maintenance renewals primarily related to certain of our legacy products. Partially offsetting these decreases were increases in maintenance and support revenues from the IBM and Oracle transactions.

Our professional services and consulting revenues increased during fiscal 2010 compared with fiscal 2009 mainly because of the acquisition of Xenos in February 2010. Excluding Xenos, our professional services revenues continue to decline from fiscal 2009 levels as we saw an increase in the adoption of BIRT-based projects by our customers during the year. We experienced a 16% growth in our BIRT related business during fiscal 2010. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products. Our average non-Xenos professional consulting headcount for fiscal 2010 was 30 compared with 44 last year.

The 9% decrease in services revenues for fiscal 2009 was driven primarily by a 53% decrease in our professional services and consulting revenues. As was discussed above, our non-Xenos related professional services revenues declined mostly due to a weak macro-economic environment, which caused some customers to either delay their projects or cancel their engagements. We believe some customers opted to use in-house resources to complete previously outsourced projects. Another factor contributing to the decrease in the professional services revenues was the increase in the adoption of BIRT-based projects by our customers, which do not require professional service to the same extent as the Company’s traditional designer products. We experienced a 19% growth in our BIRT related business during fiscal 2009. Despite weakness in license sales, our maintenance renewal revenues remained stable in fiscal 2009 as we secured several large compliance deals that included a back maintenance component. Also, in fiscal 2009 we restructured our maintenance renewal group to allow for a stronger focus on maintenance renewal follow-up. Nevertheless, our revenue growth under this category was adversely affected in fiscal 2009 by increases in declines for certain of our legacy products.

Services Revenue by Region

(dollars in thousands)	Year Ended December 31,			2009 to 2010		2008 to 2009
	2010	2009	2008	$ Change	% Change	$ Change	% Change
North America	$64,181	$63,910	$65,578	$271	—%	$(1,668)	(3)%
Europe	15,003	16,638	22,747	(1,635)	(10)%	(6,109)	(27)%
APAC	3,133	2,639	2,676	494	19%	(37)	(1)%

Total services revenue	$82,317	$83,187	$91,001	$(870)	(1)%	$(7,814)	(9)%

Percentage of total revenue:	63%	70%	69%

By region, North America accounted for approximately 78% of the total services revenue in fiscal 2010 while Europe and Asia Pacific regions accounted for 18% and 4% of the total services revenues, respectively. Despite the acquisition of Xenos and the maintenance and support revenues from the IBM and Oracle transactions, North America services revenues remained virtually unchanged due to reductions in our license sales which over the past two years have resulted in negative compounding effect on our maintenance revenues. We also continue to experience higher declines in maintenance renewals primarily related to certain of our legacy products.

By region, North America accounted for approximately 77% of the total services revenue in fiscal 2009 while Europe and Asia Pacific regions accounted for 20% and 3% of the total services revenues, respectively. By region, Europe accounted for the sharpest decrease in services revenues for 2009. These decreases were due primarily to weakness in the macro-economic environment. For the same period in fiscal 2008, North America accounted for approximately 72% of the total services revenue while the Europe and Asia Pacific regions accounted for 25% and 3% of the total services revenues, respectively.

Costs and Expenses

Cost of License Fees

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2010	2009	2008	2009 to 2010		2008 to 2009
(dollars in thousands)

$2,219	$934	$1,396	$1,285	138%	$(462)	(33)%

(Percent of license revenue)
5%	3%	3%

Cost of license fees consists primarily of salaries, production costs including printing and packaging, amortization of purchased technologies, third party royalty fees and localization costs. The increase in cost of license fees in absolute dollars for the fiscal year 2010, compared to the corresponding periods in the prior year, was due primarily to the amortization of Xenos purchased intangibles, which we started amortizing in February of 2010 and third party commissions incurred on the sale of Xenos software.

The decrease in cost of license fees in absolute dollars for fiscal 2009 compared to the corresponding period in fiscal 2008 was due primarily to the full amortization of purchased technologies in fiscal 2008 associated with our December 2005 purchase of third party source code.

We expect our cost of license fees as a percentage of license revenues to remain between 4% and 5% for fiscal 2011.

Cost of Services

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2010	2009	2008	2009 to 2010		2008 to 2009
(dollars in thousands)

$19,692	$17,843	$23,330	$1,849	10%	$(5,487)	(24)%

(Percent of services revenue)
24%	21%	26%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The increase in cost of services for fiscal 2010, compared to the corresponding period in the prior year, was primarily due to our acquisition of Xenos in February of 2010. This increase was partially offset by decreases in employee compensation and related costs. We experienced continued reductions in consulting revenues as demand for Actuate’s professional services engagements decreased during fiscal 2010. As a result, we reduced our average non-Xenos professional consulting headcount by approximately 32% or 14 employees from 44 in fiscal 2009 to 30 employees during fiscal 2010. These reductions in headcount translated to lower compensation, employee benefits, travel and third party consulting expenses for non-Xenos professional services personnel, totaling approximately $980,000 during fiscal 2010. These reductions in cost were offset by an overall increase in cost of services due to our acquisition of Xenos in February of 2010.

The decrease in cost of services for fiscal 2009, compared to fiscal 2008, was primarily due to the decrease in consulting revenues as demand for Actuate’s professional services engagements continued to decrease during fiscal 2009. In response to this decrease in services engagement opportunities, we reduced our cost structure during the second half of fiscal 2008 and continued these reductions throughout fiscal 2009. Consequently, we reduced our average professional consulting headcount by approximately 21% or 12 employees from 56 in fiscal 2008 to 44 employees in fiscal 2009. As a result of these reductions, employee compensation and travel costs decreased by approximately $1.6 million during fiscal 2009. Third party consulting fees also decreased by approximately $1.8 million in fiscal 2009 compared to the same period last year. This was a direct result of an intentional reduction in the use of external contractors to staff engagements. Finally, during fiscal 2009 internal costs allocated to the services group decreased by approximately $1.8 million, primarily due to a 53% decrease in consulting revenues and reduced headcount in the services group upon which the allocations are based.

We currently expect cost of services to be in the range of 23% to 25% of total services revenues for fiscal 2011.

Sales and Marketing

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2010	2009	2008	2009 to 2010		2008 to 2009
(dollars in thousands)

$40,484	$41,747	$51,830	$(1,263)	(3)%	$(10,083)	(19)%

(Percent of total revenue)
31%	35%	39%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, promotional expenses, travel, entertainment and facility costs. Non-Xenos sales and marketing expenses decreased in almost every category during fiscal 2010. Compensation related expenses decreased by approximately $1.9 million as our average non-Xenos headcount decreased by approximately 14% or 21 employees from 155 in fiscal 2009 to 134 during fiscal 2010. Most of the decrease in compensation expense was driven by lower salaries and benefits due to these headcount reductions. These decreases were partially offset by higher commissions due to increase in license revenues. We also continued our efforts to streamline our processes and lower operating expenses. Significant decreases were reflected in lower contractor costs of approximately $447,000, lower travel expenses of approximately $347,000 and lower marketing program expenses of approximately $2.3 million. The remaining reductions in marketing expenses were due to consolidation and streamlining of programs as well as scaling down of event costs. These decreases were offset by increased operating expenses as a result of our acquisition of Xenos in February of 2010.

For fiscal 2009, the decrease in sales and marketing expenses compared to the corresponding period in fiscal 2008 was primarily due to reductions in employee related expenses. Salaries, sales commissions, and stock-based compensation and employee travel combined to account for approximately $7.7 million of the decrease in fiscal 2009 expenses. These reductions were mostly due to the drop in license revenues, which translated into lower sales commissions. Our average sales and marketing headcount also decreased by 12%, or 22 employees, from 177 in fiscal 2008 to 155 in fiscal 2009. Our lower headcount also resulted in a reduction in recruiting fees of approximately $400,000. We also continued our ongoing efforts to streamline our processes and lower expenses. Because of this, our annual Corporate kickoff and sales training expenses were significantly lower in fiscal 2009 as compared to fiscal 2008. Marketing programs decreased by approximately $770,000 in fiscal 2009 as compared to fiscal 2008 as we combined the Actuate International User Conference with our annual sales kick-off events into one. Finally, we reversed approximately $200,000 in legal fees as a result of a case settlement related to the fiscal 2008 employee termination in one of our European sales divisions.

We currently expect our sales and marketing expenses as a percentage of total revenues to increase as we expect to grow our sales force during fiscal 2011. As a result, we expect sales and marketing expenses to be in the range of 31% to 35% of total revenues for fiscal 2011.

Research and Development

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2010	2009	2008	2009 to 2010		2008 to 2009
(dollars in thousands)

$24,850	$20,267	$22,035	$4,583	23%	$(1,768)	(8)%

(Percent of total revenue)
19%	17%	17%

Research and development costs are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. The increase in research and development expenses in fiscal 2010 was primarily due to the acquisition of Xenos in February of 2010 and an increase in non-Xenos salaries associated with the annual merit increases.

The decrease in research and development expenses in fiscal 2009 as compared to fiscal 2008 was primarily attributed to employee compensation and related costs. Total worldwide research and development headcount decreased by 7 employees from 155 at the end of fiscal 2008 to 148 at the end of fiscal 2009. Also, during fiscal 2008, we shifted a portion of our research and development headcount away from North America where employee costs are higher and into China, where employee costs are significantly lower. The benefit of this shift was fully realized in fiscal 2009.

We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 20% of total revenues for fiscal 2011.

General and Administrative

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2010	2009	2008	2009 to 2010		2008 to 2009
(dollars in thousands)

$23,767	$20,315	$18,470	$3,452	17%	$1,845	10%

(Percent of total revenue)
18%	17%	14%

General and administrative expenses consist primarily of personnel costs, stock-based compensation and related costs in finance, human resources, legal and tax functions, as well as audit and legal fees and bad debt expense. The increase in general and administrative expenses in fiscal 2010 was primarily due to increased legal fees of approximately $3 million resulting primarily from contract compliance matters. Our acquisition of Xenos during the first quarter of 2010 also accounted for some of the increase. We have other ongoing litigation with certain customers relating to their compliance with our license and services agreements and consequently we expect to incur legal fees associated with our contract compliance matters in the future. Nonetheless, we expect the level of legal fees to decline significantly in the near term because of the settlement of several large compliance matters and the current state of the remainder of the Company’s pending litigation. The increases in expenses were partially offset by a reduction in stock-based compensation as we issued fewer stock option grants to our employees during fiscal 2010 compared to fiscal 2009.

The increase in general and administrative expenses in fiscal 2009 compared to fiscal 2008 are primarily due to increased legal fees of approximately $3 million due mostly to contract compliance matters pursued during the year. We also incurred approximately $500,000 of legal fees associated with the acquisition of Xenos which were mostly incurred during the fourth quarter of fiscal 2009. These increases were partially offset by a reduction of approximately $980,000 in employee compensation, benefits and recruiting fees due to reduced headcount which decreased from 107 at fiscal 2008 to 100 at the end of fiscal 2009. We also benefited from a business tax refund of approximately $400,000 in China during the year.

We anticipate our general and administrative expenses to be in the range of 15% to 20% of total revenues for fiscal 2011.

Amortization of Purchased Intangibles

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2010	2009	2008	2009 to 2010		2008 to 2009
(dollars in thousands)

$1,880	$680	$948	$1,200	176%	$(268)	(28)%

(Percent of total revenue)
1%	1%	1%

In accordance with the authoritative guidance issued by FASB related to goodwill and other intangible assets, we perform a goodwill impairment test at least annually, which we complete on October 1 of each year. These annual impairment tests have not resulted in an impairment of recorded goodwill in fiscal 2010, 2009 or 2008. Amortization expense increased during fiscal 2010 as compared to the same period in fiscal 2009 due to amortization expense associated with intangibles assets purchased through the acquisition of Xenos. These purchased intangibles are being amortized over their estimated useful lives of seven years. In addition, as a result of our acquisition of performancesoft in the first quarter of fiscal 2006, we acquired purchased intangibles which were amortized over their estimated useful lives of five years and were fully amortized at the end of fiscal 2010.

The amortization expense is lower in fiscal 2009 when compared to fiscal 2008 as some intangibles related to our prior acquisitions were fully amortized at the end fiscal 2008.

We expect amortization expense related to other purchased intangible assets to slightly decrease in fiscal 2011 as purchased intangibles from our acquisition of performancesoft were fully amortized during fiscal 2010.

Restructuring charges

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2010	2009	2008	2009 to 2010		2008 to 2009
(dollars in thousands)

$968	$348	$1,506	$620	178%	$(1,158)	(77)%

(Percent of total revenue)
1%	— %	1%

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

During fiscal 2010, we implemented restructuring actions that resulted in an aggregate charge of $968,000 and elimination of 26 positions worldwide, across all levels, primarily within the sales and marketing organization. Also included in the aggregate charges for the year were $47,000 of idle facilities charges related to the closure of one of our sales facilities in Europe.

During fiscal 2009, we implemented restructuring actions that resulted in an aggregate charge of $348,000 and the elimination of 12 positions worldwide, across all levels within the sales organization. Severance and termination related charges totaled approximately $408,000. In addition, we incurred legal fees totaling $83,000 related to a previous restructuring which involved the terminations of former employees in one of our European subsidiaries. We also recorded a $143,000 net reduction to our idle facilities reserves due primarily to a change in the estimated sublease income for the Vienna, Virginia facility and true-ups of operating expenses associated with our idle South San Francisco facility. These charges were based on actual and estimated costs incurred, including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans.

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2010, 2009 and 2008 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2007	$464	$8,343	$8,807
Restructuring charges	1,101	405	1,506
Cash payments, net of rents collected on sublease	(1,027)	(2,945)	(3,972)
Adjustments (3)	23	(66)	(43)

Balance at December 31, 2008	561	5,737	6,298
Restructuring charges	491	(143)	348
Cash payments, net of rents collected on sublease	(623)	(2,594)	(3,217)
Adjustments (3)	(14)	3	(11)

Balance at December 31, 2009	415	3,003	3,418
Restructuring charges	921	47	968
Cash payments, net of rents collected on sublease	(680)	(2,571)	(3,251)
Reclassified as a long-term asset (1)	—	75	75
Assumed upon acquisition of Xenos (2)	—	106	106
Adjustments (3)	(2)	(29)	(31)

Balance at December 31, 2010	654	631	1,285
Less: Current portion	(654)	(631)	(1,285)

Long-term balance at December 31, 2010	$—	$—	$—

(1)	The balance represents the long-term portion of the estimated operating expenses reimbursable to Actuate under its South San Francisco facility sublease agreement. This reimbursable expense was reclassified out of the restructuring accrual and into long-term assets in fiscal 2010.

(2)	The balance represents idle facility-related liabilities assumed by us upon our acquisition of Xenos on February 1, 2010.

(3)	Adjustments reflecting the impact of foreign currency translation.

Interest Income and Other Income, Net

(dollars in thousands)	Year Ended December 31,			2009 to 2010		2008 to 2009
	2010	2009	2008	$ Change	% Change	$ Change	% Change
Interest income	$439	$942	$2,232	$(503)	(53)%	$(1,290)	(58)%
Foreign exchange loss	(2,002)	(849)	(1,662)	(1,153)	136%	813	49%
Other income/(expense), net	(16)	$201	331	(217)	(108)%	(130)	(39)%

Total interest income and other income, net	$(1,579)	$294	$901	$(1,873)	(637)%	$(607)	(67)%

Interest expense	$(1,721)	$(1,404)	$(116)	$(317)	23%	$(1,288)	1,110%

Interest income and other income, net, is comprised primarily of interest income earned by us on our cash and short-term investments, foreign currency exchange gains and losses, interest expense incurred on our debt facility, as well as other various charges or income which are not derived from our normal operations. Interest income for fiscal 2010 decreased due to an overall decrease in the average cash balance. On average cash and investment balances were lower in fiscal 2010 because we used approximately $27.3 million, net of the acquired cash, to pay for the acquisition of Xenos and spent another $10 million on share buybacks during the year. We also experienced foreign exchange losses during fiscal 2010 due mainly to the devaluation of the British Pound, the Euro and the U.S. Dollar currency balances held by our Swiss subsidiary against the Swiss Franc. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations.

Interest expense totaling approximately $1.3 million was recorded on the utilized portion of our credit facility with Wells Fargo Foothill (“WFF”) during fiscal 2010 as compared to approximately $1 million in fiscal 2009. The increase in interest expense was due to $10 million in additional borrowings under the existing credit facility with WFF and was used to fund the acquisition of Xenos which was completed on February 1, 2010. During fiscal 2010, we also recorded unused line fees and amortization of debt issuance costs of approximately $340,000.

For the year ended December 31, 2009, the decrease in interest income compared to fiscal 2008 was due to an overall decrease in interest rates and lower average cash balances. The rate of return on our investment portfolio dropped significantly in 2009. Although the cash and investments balance was higher at the end fiscal 2009 it was lower on average during the span of the year. This is because we used $30 million of cash to pay for a tender offer at the end fiscal 2008 and spent another $10 million on share buybacks during fiscal 2009. During fiscal 2009, we experienced foreign exchange losses due primarily to continued devaluation of the British Pound, the Euro and the U.S. Dollar currency balances held by our Swiss subsidiary against the Swiss Franc. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations.

Interest expense totaling approximately $1 million was recorded in fiscal 2009 on the utilized portion of our credit facility with WFF, which was signed in the fourth quarter of fiscal 2008. During fiscal 2009, we also recorded unused line fees and amortization of debt issuance costs of approximately $380,000.

We expect interest and other income to increase in fiscal 2011 as we anticipate continued improvements to our cash position due to growth in our license and maintenance revenues. We also expect improvements to our cashflows as the lease on our idle South San Francisco facility will expire in April 2011. These improvements will partially be offset by interest charges under the credit facility with WFF.

Provision for (Benefit from) Income Taxes

Year Ended December 31,			$ Change	% Change	$ Change	% Change
2010	2009	2008	2009 to 2010		2008 to 2009
(dollars in thousands)
$3,665	$3,910	$(1,318)	$(245)	(6)%	$5,228	397%

The provision in income taxes represents primarily Federal, State and foreign taxes as adjusted for the impact of operating losses utilized, income tax credits benefited and the reversal or establishment of reserves. The provision for income taxes of $3.7 million, the provision for income taxes of $3.9 million and the benefit for income taxes of $1.3 million is based on pretax income of $14.3 million, $16.1 million and $12.3 million in fiscal years 2010, 2009 and 2008, respectively. The decrease in the tax provision in fiscal 2010 compared to fiscal 2009 was primarily due to the combination of the release of valuation allowance of $1.5 million offset by an increase in U.S. profit before tax. The increase in the provision for income taxes in fiscal 2009 compared to fiscal 2008 was primarily due to the significant increase in U.S. profit before tax. The decrease in the valuation allowance in fiscal year 2010 was primarily the result of management’s determination that it was “more likely than not” that the Canadian deferred tax assets would be realized based on the expected future profitability of the Company’s Canadian operations and after weighing the applicable positive and negative evidence.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility. The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2010. This data should be read in conjunction with the Consolidated Statements of Cash Flows.

(dollars in thousands)	Fiscal 2010	% Change 2009 to 2010	Fiscal 2009	% Change 2008 to 2009	Fiscal 2008
Cash, cash equivalents and investments	$79,324	5%	$75,531	29%	$58,441
Working capital	53,306	(1)%	54,114	161%	20,701
Stockholders’ equity and non-controlling interest	92,622	22%	76,019	35%	56,248

Summary of our cash flows:

(dollars in thousands)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net cash provided by operating activities	$22,144	$17,833	$29,841
Net cash provided by (used in) investing activities	(51,118)	10,242	11,021
Net cash provided by (used in) financing activities	7,796	(379)	(36,045)
Effect of foreign currency exchange rates on cash and cash equivalents	1,274	705	(1,513)

Net increase (decrease) in cash and cash equivalents	$(19,904)	$28,401	$3,304

Fiscal year 2010

Cash flows from operating activities:    Net cash provided by operating activities in fiscal 2010 was $22.1 million, resulting from net income of $10.6 million and adjusted for $8.6 million in non-cash charges and $2.9 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, tax benefits related to stock benefit plans and other non-cash adjustments, and the change in valuation allowance on deferred income tax assets. Net change in assets and liabilities included a decrease in accounts receivable due to increased collections and improved Days Sales Outstanding (DSO), a decrease in prepaid expenses, and an increase in income taxes payable, offset by decreases in accrued liabilities, restructuring reserves and deferred revenue.

Accounts Receivable, net

December 31, 2010	December 31, 2009	$ Change	% Change
$ 28,642	$ 33,176	($ 4,534)	(14)%

Based on the latest fiscal quarter, our DSO was 81 days at December 31, 2010 and 98 days for the same period last year. The decrease in DSO along with the decrease in accounts receivable balance primarily relates to several large transactions recorded and billed at the end of fiscal 2009. We also continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our overall maintenance revenues comprised 57% of our total revenues in fiscal 2010 and we believe that future proceeds from maintenance renewals will be the primary source of our operating cash flows. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

The primary uses of cash from operations consist of salaries, commissions and bonuses paid to our employees. We pay our employees on a semi-monthly basis and we generally pay our vendors within one month from receiving an invoice for services rendered. We are also contractually committed to pay rent and facility related charges in support of our worldwide operations. As of December 31, 2010, we remained contractually committed to $7.9 million in net operating lease obligations related to our worldwide facilities. The majority of these commitments are due within the next three years.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used to fund any future acquisitions.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relates to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash used in investing activities was $51.1 million for the year ended December 31, 2010. The primary driver for the cash used during fiscal 2010 was the acquisition of Xenos which resulted in a net cash payment of approximately $27.3 million. This cash payment is net of approximately $6.9 million of acquired cash from Xenos. We funded the acquisition by using a combination of approximately $24.3 million of Company’s cash and investment reserves and borrowed $10 million under our existing credit facility with Wells Fargo Foothill (“WFF”). The remaining increase in cash used primarily relates to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities:    Cash provided by financing activities was $7.8 million for the year ended December 31, 2010. During the fiscal 2010, we borrowed an additional $10 million under our existing credit facility with Wells Fargo Foothill (“WFF”) to partially fund the acquisition of Xenos which was completed in February 2010. Offsetting these proceeds were approximately $10 million in payments associated with our share buyback program that resulted in the repurchase of 2,042,612 shares of Actuate stock during fiscal 2010. Finally, proceeds from exercise of employee stock options, offset by associated tax benefits accounted for the remainder of the net proceeds from financing activities for fiscal 2010.

Fiscal year 2009

Cash flows from operating activities:    Net cash provided by operating activities of $17.8 million for fiscal 2009 was primarily comprised of net income plus the net effect of non-cash expenses. The primary working capital sources of cash were net income coupled with increases in deferred revenue, and changes in operating assets driven by timing differences in prepaid expenses and other current assets and liabilities. The increase in deferred revenues was primarily due to several transactions that were recorded and billed at the end of fiscal 2009 as well as several multi-year maintenance renewal billings for which we were able to obtain customer commitment and invoice in advance. Our overall maintenance revenues comprised over 60% of our total revenues in fiscal 2009.

In order to fund our on-going operations, we rely heavily on timely collections of our accounts receivable. Our accounts receivable and DSO are primarily driven by our billing and collections activities. Based on the latest fiscal 2009 quarter, our DSO was 98 days at December 31, 2009 and 78 days for the same period in fiscal 2008. The increase in DSO along with an increase in accounts receivable balance primarily relates to several transactions recorded and billed at the end of fiscal 2009 as well as a stronger focus on maintenance renewal follow up by our maintenance renewal group that resulted in acceleration of billings at the end of fiscal 2009. We also continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Net cash provided by investing activities was $10.2 million in fiscal 2009. The cash provided primarily relates to the timing of purchases and maturities of marketable securities. Our capital expenditures have primarily consisted of leasehold improvements related to our headquarter facility in San Mateo, California and software costs associated with our internal customer portal project.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to stock repurchases and proceeds from stock option exercise activity. Net cash used in financing activities was $379,000 in fiscal 2009 and was comprised of approximately $10 million in share buybacks partially offset by proceeds from the exercise of employee stock options and corresponding tax benefits associated with such exercises.

Fiscal year 2008

Cash flows from operating activities:    Cash provided by operations is dependent primarily upon collection of monies from our license and maintenance agreements which consist of software fees and for ongoing support and unspecified product updates. Our maintenance revenues have historically remained the primary source of our operating cash flows.

In order to fund our on-going operations, we rely heavily on timely collections of our revenue stream. We therefore continue to place emphasis on our collection efforts as indicated by reductions in the days sales outstanding (“DSO”) in trade receivables which decreased from 91 days at the end of fiscal 2007 to 78 days at the end of fiscal 2008. The primary uses of cash from operations consist of salaries, commissions and bonuses paid to our employees. We pay our employees on a semi-monthly basis and we generally pay our vendors within one month from receiving an invoice for services rendered. We are also contractually committed to pay rent and facility related charges in support of our worldwide operations. As of December 31, 2008, we remained contractually committed to $15.5 million in net operating lease obligations related to our worldwide facilities.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Net cash provided by investing activities was $11 million in fiscal 2008 and primarily relates to the timing of purchases and maturities of marketable securities. Our capital expenditures since August 2007 have primarily consisted of leasehold improvements related to our headquarter facility in San Mateo, California and software costs associated with our internal customer portal project.

Cash flows from financing activities:    Cash used in financing activities was $36 million for the year ended December 31, 2008. During fiscal 2008, we repurchased approximately 19.8 million shares at cost of approximately $72.7 million. The cost of the share repurchase in fiscal 2008 was partially paid from proceeds from the WFF credit facility that was used to fund the share buybacks. These cash outflows during fiscal 2008 were also partially offset by proceeds from the exercise of employee stock options and corresponding tax benefits associated with the exercise of employee stock options.

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of December 31, 2010, we held an aggregate of approximately $61.2 million in cash, cash equivalents and investments in North America and an aggregate of $18.1 million in foreign accounts. Funds in foreign accounts are primarily generated from revenue outside North America and are used to fund overseas operations.

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

Revolving credit line

In early November of 2008, we entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, we used $30 million of our cash along with $30 million of funds available through this credit facility to complete a $60 million common stock buyback. During the first quarter of 2010, we borrowed an additional $10 million of funds available through this credit facility to complete the acquisition of Xenos, which was completed on February 1, 2010. As of December 31, 2010, the Company owed $40 million on the credit facility. There are no minimum pay-down requirements under the terms of this credit facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1 million was paid as of December 31, 2010. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary of the date of the Credit Agreement, or in November 2011. These costs are being capitalized and amortized over four years in the Company’s Consolidated Balance Sheet as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement is for a period of four years and is scheduled to expire on November 3, 2012.

As of December 31, 2010, the remaining balance available under the revolving credit facility was approximately $10 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of December 31, 2010, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Company incurred approximately $1.3 million of interest expense on the utilized portion of the credit facility in the fiscal 2010 compared with $1 million in fiscal 2009. The increase in the interest expense in fiscal 2010 was due to $10 million in additional borrowings under the credit facility which was used to fund the acquisition of Xenos in February 2010. During fiscal 2010, we recorded unused line fees and amortization of debt issuance costs of approximately $340,000 compared with approximately $380,000 during the same period last year.

The Credit Agreement contains financial covenants, which, among other things, require the Company to maintain specified financial ratios such as minimum income targets and limits on annual capital expenditures, and impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. In the event the Company does not meet requirements specified above, a Triggering Event will be deemed to have occurred and the Company would be required to maintain the two financial covenants listed below:

•	achieve income before interest and taxes, measured on a quarter-end basis, of at least the required amount set forth per the Credit Agreement,

•	limit the amount of capital expenditures to an amount not exceeding that set forth per the Credit Agreement.

The Company was in compliance with these financial and non-financial covenants at December 31, 2010. The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate International Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

The Company believes that cash flows from operations will be sufficient to meet its current debt service requirements for interest and any payments under the Credit Agreement. However, if such cash flow is not sufficient, the Company may be required to issue additional debt or equity securities, refinance its obligations, or take other actions in order to make such scheduled payments. The Company cannot be sure that it would be able to effect any such transactions on favorable terms, if at all and failure to do so may cause an event of default under the Credit Agreement, which will have a material adverse effect on the Company’s business, operating results and financial conditions.

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At December 31, 2010, the deferred rent liability balance totaled approximately $609,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $369,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $240,000 classified under other long term liabilities section of our consolidated balance sheet at December 31, 2010. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in April 2011 and this facility is being entirely subleased. Actuate also leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $3.5 million in fiscal year 2010, $3.2 million in fiscal year 2009 and $3.4 million in fiscal year 2008.

In prior periods, Actuate pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash remains classified as Other Assets in the accompanying Consolidated Balance Sheet as of December 31, 2010.

The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$8,369	$4,211	$3,374	$784	$—
Interest and loan obligations (2)	42,637	1,481	41,156	—	—
Obligations for uncertain tax positions (3)	886	—	886	—	—

Total	$51,892	$5,692	$45,416	$784	$—

(1)	Our future contractual obligations include minimum lease payments under operating leases at December 31, 2010. Of the remaining future minimum lease payments, approximately $888,000 is included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2010.

(2)	Estimated interest, commitment fees and principal related to the revolving line of Credit Agreement with Wells Fargo Foothill.

(3)	Represents the tax liability associated with uncertain tax positions estimated between 1 to 3 years. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 12 of our Notes to these Consolidated Financial Statements.

The following table summarizes our contractual sublease proceeds as of December 31, 2010 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Contractual benefits:
Sublease proceeds (1)	$461	$461	$—	$—	$—

Total	$461	$461	$—	$—	$—

(1)	Contractual sublease proceeds associated with approximately $888,000 of minimum lease payments that are included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2010. These minimum lease payments are also included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2010.

Investment in Actuate Japan—Noncontrolling (minority) Interest—The minority shareholder of Actuate Japan has a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company has the option to call the Non-controlling interest. The redeemable non-controlling interest as of December 31, 2010 was approximately 12% of the total equity interest. If the non-controlling interest shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $693,000 to purchase these shares. The Company measures and discloses a redeemable non-controlling interest in accordance with the policy discussed above at the calculated redemption value of the put option embedded in the non-controlling interest. The non-controlling shareholder is also a distributor of Actuate products in Japan, although the volume of revenues sold through this distributor has historically been immaterial to Actuate Corporation. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. Through December 31, 2010, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. The future liquidity requirements of Actuate Japan are not expected to be significant in the near future. As of the date of this filing, the remaining non-controlling shareholder has not notified the Company of any intent to exercise its put option.

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

Foreign Currency Exchange Risk.    During fiscal years 2010, 2009 and 2008 we derived 21%, 23% and 28%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on the related receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our losses due to foreign exchange rate fluctuations were approximately $2 million in fiscal 2010, $849,000 in fiscal 2009 and approximately $1.7 million during fiscal 2008.

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

•

Applied hypothetical changes in exchange rates to these net monetary balances held by each subsidiary as identified above. The result was a hypothetical revaluation gain or (loss) in the subsidiary’s functional currency.

•

We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or (losses) before income taxes. These hypothetical results are summarized in the table below as of December 31, 2010:

Annual change in currency exchange (in thousands)
-15%	-10%	-5%	+5%	+10%	+15%
$(1,860)	$(1,240)	$(620)	$620	$1,240	$1,860

Interest Rate Risk.    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest primarily in highly liquid and high quality debt securities. Due to the nature of our investments, we believe that there is limited risk exposure.

We also have a $40 million loan with Wells Fargo Foothill which we used to partially fund our tender offer in the fourth quarter of 2008 and our acquisition of Xenos in the first quarter of 2010. We performed a sensitivity analysis on the outstanding portion of this loan as of December 31, 2010. The analysis is based on an estimate of the hypothetical changes in annual interest expense that would result from an immediate increase/decrease in interest rates.

The analysis is shown as of December 31, 2010:

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. There was no customer that accounted for more than 10% of total sales in fiscal 2010.

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

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we carried out an evaluation required by Rules 13a-15 of the Securities Exchange act of 1934, as amended, or the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.

Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and has concluded that our internal control over financial reporting was ineffective. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This assessment identified ineffective execution of tax provision review controls because of a lack of resources with expertise in non-recurring transactions. This material weakness resulted in a material error in our 2010 income tax provision, which was corrected prior to issuance of the Company’s 2010 consolidated financial statements.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company plans to remediate the material weakness described in Item 9A(b) by implementing enhanced documentation, review and supervision processes over the accounting for income taxes. This includes establishing new procedures and controls in preparing and analyzing non-recurring transactions.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in part under the caption “Actuate Executive Officers” in Part I, Item 1, of this report, and the remainder is contained in Actuate’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the captions “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2010 that were either approved or not approved by stockholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of available securities remaining for future issuance
Equity compensation plans approved by stockholders (1)	15,347,178	$3.97	17,899,213
Equity compensation plans not approved by stockholders (2)	249,913	$3.10	677,200

Total	15,597,091	$3.95	18,576,413

(1)	Consists of four plans: our Amended and Restated 1998 Equity Incentive Plan, Tidestone 1998 Incentive Stock Option Plan, 1998 Non-Employee Directors Option Plan, and the Amended and Restated 1998 Employee Stock Purchase Plan. On January 1, 2010, the number of shares reserved for issuance under the Amended and Restated 1998 Equity Incentive Plan automatically increased by 2,273,137 shares. A total of 7,424 shares of common stock reserved for issuance under Xenos Group 2000 Amended Stock Option Plan are not included in the table above.

(2)	Consists of one plan: our 2001 Supplemental Stock Option Plan. See Note 9 of the Notes to Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

(a)(3)    Exhibits

Exhibit No.	Description
2.1 (7)	Acquisition Agreement dated as of December 8, 2009 between Actuate Corporation and Xenos Group Inc.
3.1 (4)	Third Amended and Restated Certificate of Incorporation.
3.2 (9)	Amended and Restated Bylaws.
3.3 (13)	Amendment No. 1 to Amended and Restated Bylaws.
3.4 (15)	Amendment No. 2 to Amended and Restated Bylaws.
3.5 (16)	Amendment No. 3 to Amended and Restated Bylaws.
4.1 (2)	Specimen Common Stock Certificate.
10.1 (11)+	Form of Indemnification Agreement.
10.2 (1)+	1994 Stock Option Plan, as amended.
10.3 (1)+	Amended and Restated 1998 Equity Incentive Plan.
10.4 (1)+	Amended and Restated 1998 Employee Stock Purchase Plan.
10.5 (1)+	1998 Non-Employee Directors Option Plan.
10.6 (5)+	2001 Supplemental Stock Option Plan.
10.7 (1)+	Offer Letter between the Company and Daniel A. Gaudreau dated May 7, 1997.
10.8 (3)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated August 18, 1999.
10.9 (3)	First Amendment to Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 31, 1999.
10.10 (5)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 21, 2000.
10.11 (6)+	Form of Severance Agreement (All Section 16 Officers)
10.12 (8)	Credit Agreement between Actuate and Wells Fargo Foothill, LLC (“Wells Fargo”) dated November 5, 2008.
10.13 (10)	Office Building Sublease between Actuate and Oracle Corporation dated June 5, 2007.
10.14 (12)+	Amendment to Amended and Restated 1998 Equity Incentive Plan.
10.15 (14)+	Xenos Group Inc. 2000 Amended Stock Option Plan.
10.16 (11)	Confidential Agreement and Release between Oracle America, Inc. and Actuate Corporation dated June 14, 2010.
10.17 (11)	Memorandum of Understanding between Actuate Corporation and International Business Machines Corporation and MRO Software, Inc. dated September 16, 2010
21.1	Subsidiaries of Actuate Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741) filed on June 1, 1998.
(2)	Incorporated by reference to our Amended Registration Statement on Form S-1/A filed on June 23, 1998.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 3, 1999.
(4)	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2000.
(5)	Incorporated by reference to our Annual Report on Form 10-K filed on March 12, 2001.
(6)	Incorporated by reference to our Form 8-K filed on October 25, 2007.
(7)	Incorporated by reference to our Annual Report on Form 10-K filed on March 10, 2010.
(8)	Incorporated by reference to our Form 8-K filed on November 5, 2008.
(9)	Incorporated by reference to our Form 8-K filed on February 3, 2009.
(10)	Incorporated by reference to our Form 8-K filed on June 5, 2007.
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 5, 2010.
(12)	Incorporated by reference to our Form 8-K filed on April 23, 2009.
(13)	Incorporated by reference to our Form 8-K filed on January 28, 2010.
(14)	Incorporated by reference to our Form S-8 filed on February 4, 2010.
(15)	Incorporated by reference to our Form 8-K filed on July 21, 2010.
(16)	Incorporated by reference to our Form 8-K filed on January 24, 2011.
+	Indicates management or compensatory plan or arrangement.

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

Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICOLAS C. NIERENBERG Nicolas C. Nierenberg	Chairman of the Board and Chief Architect	March 11, 2011

/s/ PETER I. CITTADINI Peter I. Cittadini	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2011

/s/ DANIEL A. GAUDREAU Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

/s/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	March 11, 2011

/s/ KENNETH E. MARSHALL Kenneth E. Marshall	Director	March 11, 2011

/s/ ARTHUR C. PATTERSON Arthur C. Patterson	Director	March 11, 2011

/s/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	March 11, 2011

/s/ TIMOTHY YEATON Timothy Yeaton	Director	March 11, 2011

ACTUATE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Actuate Corporation:

We have audited the accompanying consolidated balance sheets of Actuate Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as set forth in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actuate Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Actuate Corporation:

We have audited Actuate Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s income tax provision review controls has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Actuate Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and the related financial statement schedule as set forth in Item 15(a)(2). This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated March 11, 2011, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Mountain View, California

March 11, 2011

ACTUATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$33,269	$53,173
Short-term investments	46,055	22,358
Accounts receivable, net of allowances of $615 and $749 at December 31, 2010 and 2009, respectively	28,642	33,176
Other current assets	5,845	5,667

Total current assets	113,811	114,374
Property and equipment, net	3,126	3,786
Goodwill	46,424	36,114
Purchased intangibles	15,492	900
Non-current deferred tax assets	15,336	12,920
Other assets	1,442	1,670

	$195,631	$169,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,589	$1,372
Current portion of restructuring liabilities	1,285	2,796
Accrued compensation	5,950	4,918
Other accrued liabilities	5,051	5,330
Income taxes payable	2,030	845
Deferred revenue	44,600	44,999

Total current liabilities	60,505	60,260

Long-term liabilities:
Note payable	40,000	30,000
Other liabilities	268	769
Long-term deferred revenue	1,347	1,288
Long-term income taxes payable	889	806
Restructuring liabilities, net of current portion	—	622

Total long-term liabilities	42,504	33,485

Commitments and contingencies (Notes 8 and 14)
Non-controlling interest in subsidiary	693	617
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 80,764,172 and 78,571,349 shares, respectively; outstanding 45,612,955 and 45,462,744 shares, respectively	46	45
Additional paid-in capital	192,048	177,577
Treasury stock, at cost; 35,151,217 and 33,108,605 shares, respectively	(137,335)	(127,338)
Accumulated other comprehensive income (loss)	1,200	(205)
Retained earnings	35,970	25,323

Total stockholders’ equity	91,929	75,402

	$195,631	$169,764

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Revenues:
License fees	$49,155	$36,146	$39,989
Maintenance	74,586	76,466	76,695
Professional services and training	7,731	6,721	14,306

Total revenues	131,472	119,333	130,990

Costs and expenses:
Cost of license fees	2,219	934	1,396
Cost of services	19,692	17,843	23,330
Sales and marketing	40,484	41,747	51,830
Research and development	24,850	20,267	22,035
General and administrative	23,767	20,315	18,470
Amortization of purchased intangibles	1,880	680	948
Restructuring charges	968	348	1,506

Total costs and expenses	113,860	102,134	119,515

Income from operations	17,612	17,199	11,475
Interest income and other income/(expense), net	(1,579)	294	901
Interest expense	(1,721)	(1,404)	(116)

Income before provision for income taxes	14,312	16,089	12,260
Provision for (benefit from) income taxes	3,665	3,910	(1,318)

Net income	$10,647	$12,179	$13,578

Basic net income per share	$0.24	$0.27	$0.23

Shares used in basic net income per share calculation	45,065	45,131	60,025

Diluted net income per share	$0.22	$0.25	$0.21

Shares used in diluted net income per share calculation	49,133	49,396	65,049

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2008	72,991,110	$61	$144,471	(11,562,995)	$(43,724)	$599	$(434)	$100,973
Comprehensive income
Net income	—	—	—	—	—	—	13,578	13,578
Net unrealized gains on available-for- sale securities	—	—	—	—	—	27	—	27
Currency translation	—	—	—	—	—	(1,513)	—	(1,513)

Total comprehensive income								12,092
Issuance of common stock upon exercise of stock options	2,100,088	2	4,924	—	—	—	—	4,926
Issuance of common stock under Employee Stock Purchase Plan	422,863	1	1,738	—	—	—	—	1,739
Stock based compensation	—	—	9,122	—	—	—	—	9,122
Stock repurchase	—	(20)	—	(19,781,417)	(73,532)	—	—	(73,552)
Non-controlling interest in subsidiary	—	—	(584)	—	—	—	—	(584)
Tax benefits from employee stock options	—	—	948	—	—	—	—	948

Balance at December 31, 2008	75,514,061	$44	$160,619	(31,344,412)	$(117,256)	$(887)	$13,144	$55,664

Comprehensive income
Net income	—	—	—	—	—	—	12,179	12,179
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(23)	—	(23)
Currency translation	—	—	—	—	—	705	—	705

Total comprehensive income								12,861
Issuance of common stock upon exercise of stock options	2,674,350	3	6,998	—	—	—	—	7,001
Issuance of common stock under Employee Stock Purchase Plan	381,514	—	1,154	—	—	—	—	1,154
Stock based compensation	—	—	6,686	—	—	—	—	6,686
Stock repurchase	—	(2)	—	(1,764,193)	(10,065)	—	—	(10,067)
Adjustment to the value of non-controlling interest in subsidiary	—	—	(33)	—	—	—	—	(33)
Other adjustments	1,424	—	17	—	(17)	—	—	—
Tax benefits from employee stock options	—	—	2,136	—	—	—	—	2,136

Balance at December 31, 2009	78,571,349	$45	$177,577	(33,108,605)	$(127,338)	$(205)	$25,323	$75,402

Comprehensive income
Net income	—	—	—	—	—	—	10,647	10,647
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(10)	—	(10)
Currency translation	—	—	—	—	—	1,274	—	1,274

Total comprehensive income								11,911
Issuance of common stock upon exercise of stock options	1,823,043	3	5,910	—	—	—	—	5,913
Issuance of common stock under Employee Stock Purchase Plan	369,780	—	1,141	—	—	—	—	1,141
Stock based compensation	—	—	5,600	—	—	—	—	5,600
Stock repurchase	—	(2)	—	(2,042,612)	(9,997)	—	—	(9,999)
Adjustment to the value of non-controlling interest in subsidiary	—	—	(76)	—	—	—	—	(76)
Other adjustments (Xenos options assumed and converted)	—	—	60	—	—	—	—	60
Tax benefits from employee stock options	—	—	1,836	—	—	141	—	1,977

Balance at December 31, 2010	80,764,172	$46	$192,048	(35,151,217)	$(137,335)	$1,200	$35,970	$91,929

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2010	2009	2008
Operating activities
Net income	$10,647	$12,179	$13,578
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation expense	5,600	6,686	9,122
Excess tax benefits from stock based compensation	(760)	(1,766)	(642)
Amortization of purchased intangibles	3,103	900	1,419
Amortization of debt issuance cost	287	280	48
Depreciation	1,914	2,223	2,228
Change in valuation allowance on deferred tax assets	(2,006)	226	135
Net realized gain on Auction rate Securities (ARS)	(1,934)	—	—
Net unrealized (gain)/loss on Auction Rate Securities (ARS)	—	(659)	2,593
Net realized loss on fair value of put option	1,921	—	—
Net unrealized (gain)/loss on fair value of put option	—	588	(2,509)
Accretion on short-term investments	447	51	252
Net operating loss carry-forward related to prior acquisitions	—	—	(228)
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	6,286	(5,159)	10,558
Other current assets	2,632	710	1,190
Accounts payable	(1,369)	(695)	(1,312)
Accrued compensation	584	404	(1,812)
Other accrued liabilities	(4,402)	299	(1,023)
Deferred tax assets	131	362	(3,469)
Income taxes receivable/payable	3,834	1,431	2,773
Deferred tax liability	(21)	24	—
Other deferred liabilities	(501)	(286)	(70)
Restructuring liabilities	(2,378)	(2,880)	(2,511)
Deferred revenue	(1,871)	2,915	(479)

Net cash generated by operating activities	22,144	17,833	29,841

Investing activities
Purchase of property and equipment	(944)	(1,280)	(1,688)
Change in restricted cash	—	229	(260)
Proceeds from maturities of short-term investments	29,644	36,251	79,844
Purchase of short-term investments	(52,571)	(24,943)	(66,875)
Acquisition of Xenos Group, Inc., net of cash acquired	(27,343)	—	—
Net change in other non-current assets	96	(15)	—

Net cash generated by (used in) investing activities	(51,118)	10,242	11,021

Financing activities
Proceeds from the credit facility, net of issuance cost	9,981	—	29,598
Excess tax benefits from stock based compensation	760	1,766	642
Proceeds from issuance of common stock	7,054	8,155	6,661
Stock repurchases	(9,999)	(10,300)	(72,946)

Net cash provided (used in) financing activities	7,796	(379)	(36,045)

Net increase (decrease) in cash and cash equivalents	(21,178)	27,696	4,817
Effect of exchange rate on cash and cash equivalents	1,274	705	(1,513)
Cash and cash equivalents at the beginning of the year	53,173	24,772	21,468

Cash and cash equivalents at the end of the year	$33,269	$53,173	$24,772

Supplemental disclosure of cash flow information
Cash paid for interest	$1,427	$1,058	$27
Cash paid for income taxes	$2,475	$910	$105

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

As of December 31, 2010, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal 2000. During the first quarter of fiscal 2009, we adopted new accounting guidance for noncontrolling interests in subsidiaries as issued by the Financial Accounting Standards Board (“FASB”). The new accounting guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

Actuate Japan’s financial results are reflected in each revenue, cost of revenue and expense category in the consolidated statement of operations. Through December 31, 2010, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition.

During fiscal 2009, we adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company has evaluated subsequent events through the date of issuance of the Condensed Consolidated Financial Statements

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the year ended December 31, 2010. All appropriate subsequent event disclosures have been made in the notes to the Company’s consolidated financial statements.

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

Certain Risks and Uncertainties Pertaining to the Macroeconomic Environment

During the past several fiscal years, the software industry experienced significant challenges, primarily due to a deteriorating macroeconomic environment, which was primarily characterized by diminished product demand. Some of the Company’s customers may continue to face financial challenges in fiscal 2011. It is unclear when the macroeconomic environment may improve. The Company is seeing increasing pressures on its customers’ information technology budgets, and therefore its customers are looking for more flexibility in the type of software and the timing of such purchases. The current economic downturn in the Company’s customers’ industries has affected its license revenues and could continue to adversely impact its future business.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuate has not established vendor-specific objective evidence of fair value for its licenses. Therefore, the Company recognizes revenues from arrangements with multiple elements involving software licenses under the residual method, which means the fair value of the undelivered elements is deferred while the remaining value of the arrangement is allocated to the delivered elements. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

Actuate enters into reseller and distributor arrangements that typically give such distributors and resellers the right to distribute its products to end-users headquartered in specified territories. Actuate recognizes license revenues from arrangements with U.S. resellers and distributors when there is persuasive evidence of an arrangement with the reseller or distributor, the product has been shipped, the fees are fixed or determinable, collectability is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Actuate recognizes license revenues from arrangements with international resellers and distributors upon receipt of evidence of sell-through and when all other revenue recognition criteria have been met. If it is not practical to obtain evidence of sell-through, the Company defers revenues until the end-user has been identified and cash has been received. In some instances there is a timing difference between when a reseller completes its sale to the end-user and the period in which Actuate receives the documentation required for revenue recognition. Because Actuate delays revenue recognition until the reporting period in which the required documentation is obtained, it may recognize revenue in a period subsequent to the period in which the reseller completes the sale to its end-user.

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

Actuate also has two software-as-a-service (SaaS) offerings called OnPerformance and BIRT On Demand. Actuate recognizes revenue on these licenses ratably over the term of the underlying arrangement.

The Company typically establishes vendor specific objective evidence of fair value for maintenance and support using a “bell-shaped curve” approach. However, for certain types of license transactions, including OEM and site licenses, the Company uses a “stated maintenance renewal” approach.

The Company assesses the collectability of fees from end-users based on payment history and current credit profile. When a customer is not deemed credit-worthy, revenues are deferred and recognized upon cash receipt.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of cash deposited with banks and highly liquid, high-quality instruments with maturities at the date of purchase of 90 days or less. Such instruments typically include money market securities, commercial paper, and other high quality debt instruments. In accordance with FASB authoritative guidance related to accounting for certain investments in debt and equity securities, and based on its intentions regarding these instruments, the Company classifies all of its short-term investments as available-for-sale, and account for these investments at fair value. Short-term investments consist primarily of high quality debt securities with original maturities over 90 days, and may include corporate notes, United States government agency notes, and municipal notes. The cost of securities sold is based on the specific identification method.

Prior to the third quarter of fiscal 2010, the Company’s investment portfolio included Auction Rate Securities (“ARS”). These were usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates were subject to reset through an auction process. The ARS held by the Company were primarily backed by highly rated municipal issuers. Since February 2008, substantially all auctions for ARS had “failed” as a result of the negative overall capital market conditions, meaning that there was not enough demand to sell the securities at auction. While the Company continued to earn interest on its ARS investments at the maximum contractual rate, these investments were not trading and therefore did not have a readily determinable market value.

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

Prior to the end of the second quarter of fiscal 2010, several of the Company’s ARS investments were re-called and settled by the individual issuers at par value. In addition, the Company exercised the Put Option for all of the remaining ARS as of June 30, 2010 and the remaining ARS balance totaling $10 million was settled in July of 2010. The Company held no investments in ARS at December 31, 2010.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. No customer had a balance in excess of 10% of our net accounts receivable as of December 31, 2010 or 2009.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of investments and accounts receivable. Actuate places its investments with high-credit-quality institutions and limits its investment in individual securities based on the type and credit quality associated with such investments. The Company sells to a diverse customer base, predominantly to customers in the United States and Europe. No single customer has accounted for more than 10% of total sales in any period presented. Actuate does not require collateral on sales with credit terms.

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

Goodwill and Other Purchased Intangible Assets

The Company evaluates goodwill, at a minimum, on an annual basis in the fourth quarter of each fiscal year, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company begins its impairment test by applying a “Market” approach. Given the Company has one reporting unit; this approach involves comparing the market capitalization of the Company to its carrying value. If this “Market” approach derives a fair value that significantly exceeds the carrying value of the Company then no further testing is performed. However, if the “Market” approach indicates the fair value does not significantly exceed the carrying value of the Company, the Company performs a

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

supplemental calculation of the estimated fair value of the reporting unit using an “Income” approach. The Company then considers the results of both the “Market” approach and “Income” approach to determine whether or not it is necessary to move to the second step of the goodwill impairment analysis in order to measure the amount of any impairment loss.

Thus far, the “Market” approach has consistently indicated that the estimated fair value of the reporting unit was significantly higher than the carrying value.

These purchased intangible assets from the Xenos acquisition are being amortized over their expected useful lives not exceeding seven years using the straight-line method. See Note 6 for further discussion.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount of the assets over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in sales and marketing expense and amounted to $287,000, $278,000 and $734,000 in fiscal years 2010, 2009 and 2008, respectively.

Income Taxes

The Company provides for the effect of income taxes in its Consolidated Financial Statements using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company also applies a two-step approach to determining the financial statement recognition and measurement of uncertain tax positions.

Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance to be recorded against its deferred tax assets. The Company’s judgments, assumptions and estimates relating to its current provision (benefit) for income taxes include the geographic mix and amount of income (loss), its interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The Company’s judgments also include anticipating the tax positions it will record in the financial statements before actually preparing and filing the tax returns. The Company’s estimates and assumptions may differ from the actual results as reflected in its income tax returns and it records the required adjustments when they are identified or resolved. Changes in the Company’s business,

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax laws or its interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in the Company’s results of operations, financial position or cash flows.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carry-forwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this assessment, the Company takes into account predictions of the amount and category of taxable income from various sources and all available positive and negative evidence about these possible sources of taxable income. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. Based on the analysis of positive and negative factors noted above, the Company has no valuation allowance against deferred tax assets generated in the Company’s U.S. jurisdiction. The Company maintains a full valuation allowance against deferred tax assets in foreign jurisdictions with a history of losses and a partial valuation allowance in foreign jurisdictions where operating results beyond a certain time frame are less reliable. If, in the future, the Company determines that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in an income tax benefit in the period such determination is made.

The Company only recognizes an income tax expense or benefit with respect to uncertain tax positions in its financial statements that it determines more likely than not to be sustained solely on its technical merits in a tax audit, including resolution of any related appeals or litigation processes. To make this judgment, the Company must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If an income tax position meets the more likely than not recognition threshold, then the Company must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled, the Company must also estimate the likelihood that a taxing authority would review a tax position after a tax examination has otherwise been completed. The Company must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of the Company’s disclosures in its financial statements. The Company must reevaluate its income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

Sales Taxes

The Company presents its revenues net of sales tax in its Consolidated Statements of Income.

Foreign Currency Translation

The functional currency of each of the Company’s foreign subsidiaries is the foreign subsidiary’s local currency except for the Company’s Cayman subsidiary, whose books and records are maintained in U.S. dollars, and accordingly its functional currency is the U.S. dollar. Actuate translates the assets and liabilities of its international non-U.S. functional currency subsidiaries into U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in Accumulated Other Comprehensive Income

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Loss) in the Consolidated Balance Sheet. Currency transaction gains or losses are recorded in Interest Income and Other Income/(Expense), net in the accompanying Consolidated Financial Statements.

Net Income Per Share

The Company computes basic net income per share using the weighted-average number of common shares outstanding during the period, less weighted average shares subject to repurchase. The Company computes diluted net income per share using the weighted-average number of common shares and dilutive share-based awards during the period determined by using the treasury stock method.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands).

	Year ended December 31,
	2010	2009	2008
Weighted-average shares of common stock outstanding	45,065	45,131	60,025
Weighted-average dilutive common equivalent shares under the treasury stock method	4,068	4,265	5,024

Weighted-average common shares used in computing diluted net income per share	49,133	49,396	65,049

The weighted-average number of common shares excluded from the calculation of diluted net income per share was 6,408,087 shares, 7,498,284 and 6,440,639 shares in fiscal years 2010, 2009 and 2008, respectively. These shares were excluded from the Company’s calculation of weighted-average common shares used in computing dilutive net income per share as they were anti-dilutive. These anti-dilutive options could be dilutive in the future. There were no weighted-average anti-dilutive restricted stock units excluded from the diluted net income per share computation for the twelve months ended December 31, 2010.

The weighted average exercise price of excluded stock options was $5.75, $5.56 and $6.09 for the years ended December 31, 2010, 2009 and 2008, respectively.

Segment Information

Actuate provides software and services for Business Intelligence, Performance Management and Reporting applications. Actuate’s chief operating decision maker (the Chief Executive Officer) reviews financial information presented primarily on a consolidated basis, accompanied by disaggregated information showing revenues by geographic region for purposes of making operating decisions and assessing financial performance. Actuate considers itself to be in a single reportable segment, specifically the license, implementation and support of its software products.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In the fourth quarter of 2009, the FASB issued new guidance on accounting for multiple element revenue arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The adoption of this guidance may affect the Company’s SaaS offerings but is not expected to have a material impact on our consolidated results of operations and financial condition.

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

Assets acquired and liabilities assumed were recorded at their fair values as of February 1, 2010. The total $34.3 million purchase price was comprised of the following (in thousands):

In U.S. Dollars
Acquisition of approximately 10 million shares of outstanding common stock of Xenos at CAD 3.50 per share in cash	$33,149
Net payout for exercise of 707,000 of outstanding employee options at CAD 3.50 per option, (net of exercise price)	1,123
Estimated fair value of 30,750 earned stock options assumed and converted	60

Total purchase price	$34,332

Under the terms of the Xenos stock option plan, any outstanding options held as of the date of acquisition became immediately vested and exercisable. In connection with the acquisition, each holder of Xenos stock options was offered one of three options: 1) to surrender the Xenos options in order to receive cash equal to the difference between CAD $3.50 and the exercise price of the options for each option surrendered, 2) to exercise the options in order to receive common shares, effective immediately prior to the acquisition date. Those common shares would then be acquired by Actuate at a price of CAD $3.50 per share, or 3) to exchange the Options for equivalent Actuate options to purchase common shares of Actuate. The Xenos options would be exchanged for Actuate Options at a calculated exchange ratio and are exercisable for Actuate Shares. The exchanged options would be fully vested and be exercisable on the day after the acquisition. Other terms of the Options would remain the same.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 707,000 options were surrendered under option number 1 presented above. A net of $1.1 million in cash was paid to the option holders related to these surrendered options. This net amount was included in the total purchase consideration.

We converted options to purchase 30,750 vested shares of Xenos common stock into options to purchase approximately 19,025 shares of Actuate common stock under option 3 listed above. The estimated fair value of the stock options assumed and converted that is included in the purchase price equals $59,784. The estimated fair value of these options was determined using a Black-Scholes Merton option valuation model with the following assumptions: volatility of 66.73%; weighted average risk-free interest rate of .88%; and a dividend yield of 0%. The underlying stock price used in valuing the options was $5.31, which was the closing price for Actuate Stock on February 1, 2010.

Direct transaction costs related to the Xenos acquisition totaling approximately $1.1 million were incurred. These costs include investment banking fees, legal and accounting fees, and other external costs directly related to the acquisition. All costs were directly charged to general and administrative expense on the Condensed Consolidated Statements of Income as incurred.

Purchase Price Allocation

Under the purchase accounting method, the total purchase price was allocated to Xenos’ net tangible and intangible assets based upon their estimated fair values as of February 1, 2010. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.

The table below represents the allocation of the purchase price to the acquired net assets of Xenos based on their estimated fair values as of February 1, 2010 and the associated estimated useful lives at that date. Also, as with acquisitions that we have undertaken in the past, we have initiated structural changes in our corporate structure in order to incorporate the Xenos entities. These changes in our organizational structure are ongoing and could also affect our estimates and assumptions.

	Amount (in thousands)	Weighted Average Useful life (in years)
Net tangible assets and liabilities	$6,327	N/A
Existing technology	7,657	7
Customer contracts and relationships	8,030	7
In-process research and development (“IPR&D”)	1,961	7
Favorable leases	47	5
Goodwill	10,310	N/A

Total purchase price allocation	$34,332

Net tangible assets and liabilities—Xenos’ tangible assets and liabilities as of February 1, 2010 were adjusted to their estimated fair value as necessary. Among the net tangible assets assumed were $6.9 million in cash and cash equivalents and $1.8 million in trade receivables.

Identifiable intangible assets—Existing technology acquired primarily consists of Xenos’ Enterprise Server, Xenos D2e, Xenos terminalONE, and Xenos InfoWeb. The estimated fair value of the existing technology was determined based on the present value of the expected cash flows to be generated by each existing technology. Customer contracts and relationships consist of Xenos’ contractual relationships and customer

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loyalty related to their customers as well as partner customers that resell Xenos’ services to end users. We expect to amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.

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

Actuate and Xenos had different fiscal year ends. Accordingly, for fiscal year 2009, the data in the following pro forma financial table combines the historical results for Actuate for the twelve months ended December 31, 2009 and the historical results for Xenos for the twelve months ended September 30, 2009 as if the acquisition occurred on January 1, 2009 and includes all adjustments that give effect to events that are directly attributable to the acquisition of Xenos and that are factually supportable.

For fiscal year 2010, the data in the following pro forma financial table combines results for Actuate for the twelve months ended December 31, 2010 and results for Xenos for the twelve months ended December 31, 2010. The Xenos balances include one month of unaudited results for January 2010 as that month was prior to the acquisition date. These January unaudited results were combined with audited results post February 1, 2010 acquisition date and are presented as if the acquisition occurred on January 1, 2010. They include all adjustments that give effect to events that are directly attributable to the acquisition of Xenos and that are factually supportable.

(In thousands, except per share data):

	Twelve months ended December 31, 2010	Twelve months ended December 31, 2009
Total revenues	$132,237	$134,515
Net income	10,225	11,373
Basic net income per share	.23	.25
Diluted net income per share	.21	.23
Shares used in computing basic net income per share	45,065	45,131
Shares used in computing diluted net income per share	49,133	49,396

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues and operating expenses attributed to Xenos included in our audited Consolidated Statement of Income for fiscal year 2010 totaled approximately $11.9 million and $12 million, respectively.

3.	Investment in Actuate Japan

Noncontrolling (minority) Interest—The minority shareholder of Actuate Japan has a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company has the option to call the Non-controlling interest. The redeemable non-controlling interest as of December 31, 2010 was approximately 12% of the total equity interest. If the non-controlling interest shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $693,000 to purchase these shares. The Company measures and discloses a redeemable non-controlling interest in accordance with the policy discussed above at the calculated redemption value of the put option embedded in the non-controlling interest. The non-controlling shareholder is also a distributor of Actuate products in Japan, although the volume of revenues sold through this distributor has historically been immaterial to Actuate Corporation. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. Through December 31, 2010, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. As of the date of this filing, the remaining non-controlling shareholder has not notified the Company of any intent to exercise its put option.

4.	Fair Value Measurements of Financial Assets and Liabilities

The Company adheres to FASB’s authoritative guidance related to the fair value measurements of financial instruments. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and other current liabilities the carrying amounts approximate their fair value due to the relatively short maturity of these balances. The Company also believes that the carrying value of its note payable approximates fair value as the interest rate on this note is based on a floating market rate.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of December 31, 2010
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$7,319	$7,319	$—	$—
Term deposits (1)	5,056	5,056	—	—
Commercial paper (3)	17,486	—	17,486	—
Corporate bonds (2)	28,071	—	28,071	—
Federal and municipal obligations (2)	1,998	—	1,998	—

	$59,930	$12,375	$47,555	$—

	Fair value of investments as of December 31, 2009
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$29,438	$29,438	$—	$—
Term deposits (1)	2,144	2,144	—	—
Commercial paper (2)	3,690	—	3,690	—
Corporate bonds (2)	2,206	—	2,206	—
ARS (2)	14,541	—	—	14,541
Put option (2)	1,921	—	—	1,921

	$53,940	$31,582	$5,896	$16,462

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets.

(2)	Included in short-term investments in the Company’s condensed consolidated balance sheets.

(3)	Of this amount, $1.5 million was included in cash and cash equivalents and the remainder was included in short-term investments in the Company’s condensed consolidated balance sheets.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

Prior to the third quarter of fiscal 2010, the Company’s investment portfolio included Auction Rate Securities (“ARS”). These were usually found in the form of municipal bonds, a pool of student loans or collateralized debt obligations whose interest rates were subject to reset through an auction process. The ARS held by us were primarily backed by highly rated municipal issuers. Since February 2008, substantially all auctions for ARS had “failed” as a result of the negative overall capital market conditions, meaning that there was not enough demand to sell the securities at auction. While the Company continued to earn interest on its ARS investments at the maximum contractual rate, these investments were not trading and therefore did not have a readily determinable market value.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to the end of the second quarter of fiscal 2010, several of the Company’s ARS investments were re-called and settled by the individual issuers at par value. In addition, Actuate exercised the Put Option for all of the remaining ARS as of June 30, 2010 and the remaining ARS balance totaling $10 million was settled in July of 2010. The Company held no investments in ARS at December 31, 2010.

The Company values all of its Level 3 investments using an income approach. The Company’s ARS were valued based on a discounted cash flow model using various assumptions for expected term, discount rate, credit premium and liquidity premium.

The following table represents the reconciliation of the beginning and ending balances of the Company’s ARS and Put Option measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal year 2010 (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS
Balance at December 31, 2009	$16,462
ARS settlement	(16,475)
Net realized gain on ARS included in earnings	1,934
Net realized loss on the fair value of Put Option included in earnings	(1,921)

Balance at December 31, 2010	$—

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Unrealized Changes in fair value	Estimated Fair Value
Balance at December 31, 2010
Classified as cash and cash equivalents:
Cash	$19,394	$—	$—	$—	$19,394
Term deposits	5,056	—	—	—	5,056
Money market funds	7,319	—	—	—	7,319
Commercial paper	1,500	—	—	—	1,500

	33,269	—	—	—	33,269
Classified as short-term investments:
Commercial paper (1)	15,989	2	(5)	—	15,986
Corporate bonds	28,059	47	(35)	—	28,071
Federal and municipal obligations	2,000	—	(2)	—	1,998

	46,048	49	(42)	—	46,055

Total	$79,317	$49	$(42)	$—	$79,324

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Unrealized Changes in fair value	Estimated Fair Value
Balance at December 31, 2009
Classified as cash and cash equivalents:
Cash	$21,591	$—	$—	$—	$21,591
Term deposits	2,144	—	—	—	2,144
Money market funds	29,438	—	—	—	29,438

	53,173	—	—	—	53,173
Classified as short-term investments:
Commercial paper	3,679	13	(2)	—	3,690
Corporate bonds	2,200	6	—	—	2,206
ARS	16,475	—	—	(1,934)	14,541
Put option	—	—	—	1,921	1,921

	22,354	19	(2)	(13)	22,358

Total	$75,527	$19	$(2)	$(13)	$75,531

(1)	Securities totaling approximately $15 million were in an unrealized loss position at December 31, 2010. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Short-term investments, other than ARS, are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. At December 31, 2010, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2010	2009
Furniture and fixtures	$1,192	$1,155
Computers and software	8,895	8,343
Leasehold improvements	3,534	3,932

Total	13,621	13,430
Less: accumulated depreciation	(10,495)	(9,644)

Property and equipment, net	$3,126	$3,786

Total depreciation expense on our property and equipment in the years ended December 31, 2010, 2009 and 2008 totaled $1.9 million, $2.2 million and $2.2 million, respectively.

6.	Goodwill and Purchased Intangible Assets

In accordance with the authoritative guidance issued by the FASB on accounting and reporting for acquired goodwill and other intangible assets, the Company performs its annual impairment test of goodwill on October 1st of each year. The authoritative guidance issued by FASB requires that goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. The potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recorded book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed on October 1, 2010. As a result, the Company did not record any impairment related to its goodwill for the twelve months ended December 31, 2010.

Goodwill as of December 31, 2009	$36,114
Acquisition of Xenos	10,310

Goodwill as of December 31, 2010	$46,424

Other Intangibles

Other purchased intangible assets consist of the following (in thousands):

	December 31, 2010				December 31, 2009
	Gross Carrying Amount	Acquisition of Xenos	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$14,000	$8,030	$(15,051)	$6,979	$14,000	$(13,320)	$680
Purchased technologies	8,002	7,657	(9,005)	6,654	8,002	(7,782)	220
IPR&D	—	1,961	(140)	1,821	—	—	—
Leases	—	47	(9)	38	—	—	—

	$22,002	$17,695	$(24,205)	$15,492	$22,002	$(21,102)	$900

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IPR&D represents the fair value of a project that is underway at Xenos at the time of acquisition. The product underlying this IPR&D item was released on June 28, 2010 and the fair value of this intangible asset is being amortized on a straight-line basis over the respective estimated useful life of seven years beginning July 2010.

Other purchased intangible assets are amortized on a straight-line basis over the following respective useful lives:

	Amount (in thousands)	Weighted Average Useful life (in years)
Existing technology	$7,657	7
Customer contracts and relationships	8,030	7
IPR&D	1,961	7
Favorable leases	47	5

Total purchase price allocation	$17,695

Amortization expense of purchased technology and other intangible assets was approximately $3.1 million, $900,000 and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Of these total, approximately $1.2 million, $220,000 and $474,000 were related to the amortization of purchased technologies for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2011	2,530
2012	2,530
2013	2,530
2014	2,530
2015 and thereafter	5,372

$15,492

7.	Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31, 2010	December 31, 2009
Maintenance and support	$43,209	$42,031
Other	2,738	4,256

	$45,947	$46,287
Less: current portion	(44,600)	(44,999)

Long-term deferred revenue	$1,347	$1,288

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other deferred revenue consists of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria of FASB’s Accounting Standards Codification 985 (“ASC 985”) and are, therefore, deferred until all revenue recognition criteria have been met.

8.	Contractual Obligations and Commercial Commitments

General

The Company is engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, the Company believes it has adequate legal defenses and it believes that the ultimate outcome of any of these actions will not have a material effect on the Company’s consolidated financial position or results of operations.

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this credit facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this credit facility to complete the acquisition of Xenos, which was completed on February 1, 2010. As of December 31, 2010, the Company owed $40 million on the credit facility. There are no minimum pay-down requirements under the terms of this credit facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1 million was paid as of December 31, 2010. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary of the date of the Credit Agreement, or in November 2011. These costs are being capitalized and amortized over four years in the Company’s Consolidated Balance Sheet as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement is for a period of four years and is scheduled to expire on November 3, 2012.

As of December 31, 2010, the remaining balance available under the revolving credit facility was approximately $10 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of December 31, 2010, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Company incurred approximately $1.3 million of interest expense on the utilized portion of the credit facility in the fiscal 2010 compared with $1 million in fiscal 2009.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase in the interest expense in fiscal 2010 was due to $10 million in additional borrowings under the credit facility which was used to fund the acquisition of Xenos in February 2010. During fiscal 2010, we recorded unused line fees and amortization of debt issuance costs of approximately $340,000 compared with approximately $380,000 during the same period last year.

The Credit Agreement contains financial covenants, which, among other things, require the Company to maintain specified financial ratios such as minimum income targets and limits on annual capital expenditures, and impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. In the event the Company does not meet the requirements specified above, a Triggering Event will be deemed to have occurred and the Company would be required to maintain the two financial covenants listed below:

•	achieve income before interest and taxes, measured on a quarter-end basis, of at least the required amount set forth per the Credit Agreement,

•	limit the amount of capital expenditures to an amount not exceeding that set forth per the Credit Agreement.

The Company was in compliance with these financial and non-financial covenants at December 31, 2010. The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate International Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

The Company believes that cash flows from operations will be sufficient to meet its current debt service requirements for interest and any payments under the Credit Agreement. However, if such cash flow is not sufficient, the Company may be required to issue additional debt or equity securities, refinance its obligations, or take other actions in order to make such scheduled payments. The Company cannot be sure that it would be able to effect any such transactions on favorable terms, if at all and failure to do so may cause an event of default under the Credit Agreement, which will have a material adverse effect on the Company’s business, operating results and financial conditions.

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At December 31, 2010, the deferred rent liability balance totaled approximately $609,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $369,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $240,000 classified under other long term liabilities section of our consolidated balance sheet at December 31, 2010. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in April 2011 and this facility is being entirely subleased. Actuate also leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $3.5 million in fiscal year 2010, $3.2 million in fiscal year 2009 and $3.4 million in fiscal year 2008.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In prior periods, Actuate pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash remains classified as Other Assets in the accompanying Consolidated Balance Sheet as of December 31, 2010.

The following table summarizes the Company’s contractual obligations as of December 31, 2010 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$8,369	$4,211	$3,374	$784	$—
Interest and loan obligations (2)	42,637	1,481	41,156	—	—
Obligations for uncertain tax positions (3)	886	—	886	—	—

Total	$51,892	$5,692	$45,416	$784	$—

(1)	The Company’s future contractual obligations include minimum lease payments under operating leases at December 31, 2010. Of the remaining future minimum lease payments, approximately $888,000 is included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2010.

(2)	Estimated interest, commitment fees and principal related to the revolving line of Credit Agreement with Wells Fargo Foothill.

(3)	Represents the tax liability associated with uncertain tax positions estimated between 1 to 3 years. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 12 of our Notes to these Consolidated Financial Statements.

The following table summarizes the Company’s contractual sublease proceeds as of December 31, 2010 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Contractual benefits:
Sublease proceeds (1)	$461	$461	$—	$—	$—

Total	$461	$461	$—	$—	$—

(1)	Contractual sublease proceeds associated with approximately $888,000 of minimum lease payments that are included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2010. These minimum lease payments are also included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2010.

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

Stock Option Plans

Amended and Restated 1998 Equity Incentive Plan. In May 1998, the Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”) was adopted by the Board of Directors and approved by the stockholders in July 1998. Employees, consultants and directors are eligible for awards under the 1998 Plan. Initially, a total of 5,200,000 shares of common stock were reserved for issuance under the 1998 Plan. Until January 2, 2010, on January 1 of each year, the number of shares reserved for issuance under the 1998 Plan was increased automatically by the lesser of (i) 5% of the total number of shares of common stock then outstanding or (ii) 2,800,000 shares (the “Evergreen Feature”). Effective January 2, 2010, the Evergreen Feature was terminated. The 1998 Plan has been amended and restated to account for stock splits.

Under the 1998 Plan, eligible participants may be awarded options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted shares or stock units (collectively, the “Awards”). Options under the 1998 Plan may be incentive stock options designed to satisfy Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or non-statutory stock options not designed to meet such requirements. If restricted shares or shares issued upon the exercise of options granted under the 1998 Plan are forfeited, then such shares will again become available for Awards under the 1998 Plan. If stock units, options or SARs granted under the 1998 Plan are forfeited or terminated for any other reason before being exercised, then the corresponding shares will again become available for Awards under the 1998 Plan. The exercise price for non-statutory and incentive stock options granted under the 1998 Plan may not be less than 85% or 100%, respectively, of the fair market value of the common stock on the option grant date. The Board may amend or terminate the 1998 Plan at any time. Amendments may be subject to stockholder approval to the extent required by applicable laws. Options granted under the 1998 Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant with the remaining balance vesting monthly over the next three or four years, with a maximum contractual life of ten years. Upon a change in control, an Award under the 1998 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another Award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 1998 Plan will accelerate in full. All outstanding repurchase rights under the 1998 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2010, 15,359,144 shares of common stock were reserved and available for future grants under the 1998 Option Plan.

2001 Supplemental Stock Plan.    In January 2001, the Board of Directors adopted the 2001 Supplemental Stock Plan (the “2001 Plan”). A total of 2,700,000 shares of common stock were reserved for issuance under the

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Options granted under the 2001 Plan are exercisable when vested. Shares generally vest at the rate of 25% after one year from the date of grant with the remaining balance vesting monthly over the next four years, with a maximum contractual life of ten years. Upon a change in control, an award under the 2001 Plan will become fully vested as to all shares subject to such award if such award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an award under the 2001 Plan will accelerate in full. All outstanding repurchase rights under the 2001 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2010, 677,200 shares of common stock were reserved and available for future grants under the 2001 Option Plan.

Tidestone Technologies Stock Option Plans.    Tidestone Technologies, Inc.’s 1998 Incentive Stock Option Plan (“T-98 Option Plan”) and Non-qualified Stock Option Plan of 1999 (“T-99 Option Plan”) were assumed by the Company on May 30, 2001, in connection with the acquisition of Tidestone. The T-98 Option Plan and the T-99 Option Plan are collectively known as the “Tidestone Option Plans”. Each option under the Tidestone Option Plans was converted into a right to receive an option to purchase shares of Actuate’s common stock. As of December 31, 2010, a total of 77,968 and 70,509 shares of common stock have been authorized for issuance under the T-98 Option Plan and T-99 Option Plan, respectively.

All options granted under the T-98 Option Plan are incentive stock options qualified under Section 422 of the Code, with a vesting term of five years while the options granted under the T-99 Option Plan are non-statutory stock options with a vesting term of three years. All options have a maximum contractual life of ten years. Options granted under the Tidestone Option Plans are generally exercisable upon grant and are subject to repurchase rights by us until vested. Under the T-99 Option Plan, shares generally vest at the rate of 33% annually. Under the T-98 Option Plan, shares generally vest at the rate of 20% annually. Upon a change in control, an award under the Tidestone Option Plans will become fully vested as to all shares subject to such award if such award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such award with another award of substantially the same terms. The T-98 and T-99 Option Plans reached their maximum contractual ten year life on July 23, 2008 and April 14, 2009, respectively. As a result, employee options are no longer available for issuance under these Plans. As of December 31, 2010, no shares of common stock were reserved and available for future grants under the T-98 and T-99 Option Plans.

1998 Non-Employee Director Option Plan.    The 1998 Non-Employee Directors Option Plan (the “Directors Option Plan”) was adopted by the Board of Directors in May 1998, and approved by the stockholders in July 1998. The Director Option Plan provides for non-employee members of the Board of Directors to be eligible for automatic option grants. 800,000 shares of common stock have been authorized for issuance under the Directors Option Plan. Each individual who first joins the Board as a non-employee director, whether through

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

election or appointment, will receive at that time an automatic option grant for 80,000 shares of common stock. With respect to the initial automatic option grant, the option will become exercisable as to 25% of the shares after one year of Board service, with the balance of the shares becoming exercisable ratably in 36 monthly installments over the remaining period of the optionee’s Board service. At each annual stockholders meeting beginning in fiscal year 1999, each current non-employee director will automatically be granted a stock option to purchase 10,000 shares of common stock, whether or not he or she is standing for re-election at that particular meeting. These options become fully vested and exercisable on the first anniversary of such meeting. Each option will have an exercise price equal to the fair market value of the common stock on the automatic grant date and a maximum term of ten years, subject to earlier termination following the optionee’s cessation of Board service.

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

Effective fiscal year 2010, an individual who first joins the Board of Directors as a non-employee director will be awarded an option to purchase 25,000 shares of the Corporation’s Common Stock and a restricted stock unit award covering 12,500 shares of the Corporation’s Common Stock. Each option award and each restricted stock unit award granted to a new non-employee director will vest upon the non-employee director’s continued Board service according to the following schedules. The option award will vest over four years, with twenty five percent (25%) of the award vesting on the one year anniversary of the option grant and the remainder vesting in equal monthly installments over the next 36 months. The restricted stock unit award for a new non-employee director will vest over 4 years in equal annual installments. The first installment will vest on the 13-month anniversary of the award date and the remainder will vest in equal annual installments on the second, third and fourth anniversaries of the award date. Starting with the 2010 Annual Meeting of Stockholders, each continuing non-employee director will be awarded an option to purchase 16,000 shares of the Corporation’s Common Stock and a restricted stock unit award covering 8,000 shares of the Corporation’s Common Stock at each Annual Meeting of Stockholders. Each option for each continuing non-employee director will vest upon the non-employee directors’ continued Board service through the first anniversary of the award date. Each restricted stock unit award will vest upon the non-employee directors’ continued Board service through the 13-month anniversary of the award date. All grants will be made under the 1998 Plan. Each restricted stock unit award and each option award will vest in full on an accelerated basis upon (i) an approved acquisition of the Corporation by merger or consolidation, (ii) a sale of all or substantially all of the Corporation’s assets, (iii) the successful completion of a tender or exchange offer for securities possessing more than fifty percent (50%) of the total combined voting power of the Corporation’s outstanding securities, or (iv) the death or disability of the optionee while serving as a member of the Board of Directors. Each restricted stock unit award will entitle the recipient to one share of the Corporation’s Common Stock on the date when the applicable vesting requirements for that unit are satisfied. A non-employee director may, in accordance with applicable tax laws and regulations, elect to defer the issuance of the shares of Common Stock that vest pursuant to his or her restricted stock unit award until his or her cessation of Board service.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2010, 385,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares of common stock were 32,200,935 as of December 31, 2010.

Effective January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over four years with annual cliff vesting and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 1:1 for each restricted stock unit granted, and an equivalent of 1 share will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of December 31, 2010, a total of 201,250 RSUs were issued and granted to the Company’s senior management and non-employee Board of Directors.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under all (non-Xenos) option plans was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 2007	12,793,617	18,749,146	$0.75-$31.19	$3.45
Additional authorization	2,800,000	—
Options granted	(2,441,280)	2,441,280	$2.20-$7.81	$5.78
Options exercised	—	(2,100,088)	$0.75-$5.11	$2.36
Options forfeited and cancelled	2,213,725	(2,213,725)	$1.80-$8.39	$4.30
Plan shares expired	(35,512)	—

Balance at December 31, 2008	15,330,550	16,876,613	$0.78-$31.19	$3.82
Additional authorization	2,208,482	—
Options granted	(2,435,750)	2,435,750	$3.09-$6.03	$3.70
Options exercised	—	(2,674,350)	$1.49-$5.27	$2.64
Options forfeited and cancelled	809,275	(809,275)	$1.90-$8.01	$5.10
Plan shares expired	(2,055)	—

Balance at December 31, 2009	15,910,502	15,828,738	$0.78-$31.19	$3.94
Additional authorization	2,273,137	—
Options granted	(2,734,300)	2,734,300	$4.01-$5.98	$4.93
Options exercised	—	(1,811,442)	$1.49-$5.68	$3.29
Options forfeited and cancelled	1,154,505	(1,154,505)	$2.38-$31.19	$7.02

Balance at December 31, 2010	16,603,844	15,597,091	$0.78-$17.50	$3.95

Activity under the assumed Xenos option plan was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price (1)
		Number of Shares	Price Per Share (1)
Balance at February 1, 2010	19,025	—	—	—
Options converted	(19,025)	19,025	$2.17-$3.77	$2.90
Options exercised	—	(11,601)	$2.17-$2.98	$2.71

Balance at December 31, 2010	—	7,424	$3.08-$3.77	$3.19

(1)	In Canadian Dollars.

The weighted-average grant date fair value of stock options granted was $2.53 in fiscal year 2010, $1.90 in fiscal year 2009 and $3.58 in fiscal year 2008. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during fiscal year 2010, 2009 and 2008 was $3.6 million, $6.4 million and $3.5 million, respectively.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.78-$1.49	3,117,722	2.16 years	$1.49	3,117,722	$1.49
$1.56-$3.36	1,832,324	3.78 years	$2.69	1,816,384	$2.68
$3.37-$3.56	1,681,499	7.01 years	$3.55	899,742	$3.55
$3.58-$4.10	1,975,471	3.80 years	$3.74	1,702,673	$3.72
$4.12-$4.99	2,421,743	7.19 years	$4.70	789,206	$4.61
$5.00-$5.82	2,414,666	6.94 years	$5.20	1,647,717	$5.14
$5.86-$6.93	1,846,966	6.64 years	$6.20	1,390,869	$6.22
$6.95-$17.50	306,700	2.14 years	$10.79	287,011	$11.01

$0.78-$17.50	15,597,091	5.13 years	$3.95	11,651,324	$3.69

The following table summarizes information about stock options outstanding and exercisable including the intrinsic values and weighted average exercise prices and remaining contractual terms under outstanding and exercisable categories as of December 31, 2010:

	December 31, 2010	December 31, 2009
Options Outstanding—Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	15,464,238	15,694,186
Aggregate intrinsic value (in thousands)	$29,623	$16,007
Weighted average exercise price per share	$3.95	$3.93
Weighted average remaining contractual term (in years)	5.10	5.38
Options Exercisable
Options currently exercisable	11,651,324	11,708,546
Aggregate intrinsic value of currently exercisable options (in thousands)	$25,709	$14,506
Weighted average exercise price per share	$3.69	$3.72
Weighted average remaining contractual term (in years)	4.08	4.57

As of December 31, 2010, there was approximately $4.6 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.14 years.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Restricted Stock Units (“RSUs”)

Restricted stock unit activity for the twelve months ended December 31, 2010:

RSU Activity during the Quarter
Beginning outstanding balance—January 1, 2010:	—
Awarded	201,250
Released	—
Forfeited	(18,750)

Ending outstanding balance—December 31, 2010:	182,500

For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 1:1 for each restricted stock unit granted, and an equivalent of 1 share will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture.

As of December 31, 2010, a total of 182,500 RSUs will be deducted from the share reserve for future restricted stock units issued. The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2010 was $4.76 per unit.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	182,500	1.48	$1,040
Restricted stock units vested and expected to vest	174,559	1.44	$995

As of December 31, 2010, there was approximately $476,000 of total unrecognized compensation cost related to unvested RSUs granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.48 years.

Amended and Restated 1998 Employee Stock Purchase Plan

The 1998 Amended and Restated Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan is automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. If the market price of Actuate’s stock at the end of any six-month purchase period is lower than the stock price at the original grant date, the offering period is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. Employees enrolled prior to August 1, 2006 may purchase up to 500 shares per accumulation period until the end of their current accumulation period at which time they may

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase up to 1000 shares per accumulation period. New participants starting in the August 1 offering period may purchase up to 1000 shares per accumulation period. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with the Company. The Purchase Plan has been amended and restated to account for stock splits. During fiscal year 2010, 2009 and 2008, the Company issued 369,780 shares, 381,514 shares and 422,863 shares, respectively under the Purchase Plan, with a weighted-average purchase price of $3.09, $3.03 and $4.11, respectively. As of December 31, 2010, a total of 6,044,931 shares had been purchased under the Purchase Plan and 2,155,069 shares of common stock were reserved and available for future issuance.

As of December 31, 2010, the number of shares of common stock reserved for future issuance of stock options under all option plans and the Purchase Plan was 18,576,413.

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

Compensation cost for all stock-based payments granted is based on the grant-date fair value estimated in accordance with the provisions of FASB’s guidance on stock compensation. The Company amortizes its stock-based compensation expense on an accelerated basis.

Stock-based compensation expense and the related income tax benefit recognized for the fiscal years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Stock options	$4,677	$5,534	$7,974
ESPP	508	1,152	1,148
Restricted stock units	415	—	—

Total stock-based compensation	$5,600	$6,686	$9,122

Income tax benefit	$1,836	$2,136	$948

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimate the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plans. We also look at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimate the volatility of our common stock by using historical volatility over the expected term. We base the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The assumptions we use to estimate the fair value of stock options granted and stock purchase rights granted under our ESPP program for the fiscal years 2010, 2009 and 2008 are as follows:

	Options
	Year ended December 31,
	2010	2009	2008
Dividends	0%	0%	0%
Forfeiture rate	2 – 3%	2 – 4%	3 – 4%
Risk-free interest rate	1.25 – 2.25%	1.75 – 2.63%	1.50 – 3.50%
Expected life (in years)	5.66 – 5.73	5.49 – 5.64	5.48 – 5.70
Expected volatility	54.17 – 54.73%	56.26 – 59.03%	57.75 – 71.49%

	ESPP
	Year ended December 31,
	2010	2009	2008
Dividends	0%	0%	0%
Risk-free interest rate	0.26 – 0.35%	0.46 – 0.62%	2.05 – 2.18%
Expected life (in years)	1.25	1.25	1.25
Expected volatility	40.15 – 45.83%	69.17 – 94.69%	43.13 – 55.79%

During fiscal years 2010, 2009 and 2008, Actuate issued 369,780 shares, 381,514 shares and 422,863 shares, respectively, under the Purchase Plan. The weighted-average fair value of employees’ stock purchase rights under the Purchase Plan during fiscal years 2010, 2009 and 2008 was $1.67, $2.10 and $1.90 per share, respectively.

Stock Repurchase Program

On October 24, 2007, the Company’s Board of Directors authorized an acceleration of its existing stock repurchase program. As of October 24, 2007, the Company was authorized to repurchase shares in an amount not to exceed approximately $6.3 million per quarter, and the cumulative amount not to exceed $50 million over a two year period. On February 4, 2008, the Company’s Board of Directors authorized a further acceleration of the Company’s existing stock repurchase program which allowed for the repurchase of 2,638,560 shares of Actuate common stock at a cost of approximately $10 million in the first half of fiscal year 2008.

On November 3, 2008, the Company announced its intention to commence a “modified Dutch auction” tender offer to purchase up to $60 million worth of its common stock, at a price per share not less than $3.15 and not greater than $3.50. On December 29, 2008, the Company announced the final results of its tender offer and agreed to purchase and pay $3.50 per share for 17,142,857 of these shares at a total cost of $60 million. This repurchase was completed in fiscal year 2008 and was funded by $30 million in cash and an additional $30 million drawn under the Company’s credit facility. The Company then subsequently suspended its stock repurchase program.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 22, 2009, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company was authorized to repurchase Actuate common stock of up to an aggregate of $10 million per quarter.

On January 26, 2010, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock of up to an aggregate of $5 million in the first quarter of fiscal year 2010. From the end of the fiscal year through February 26, 2010, the Company has repurchased a total of approximately 942,000 shares for a total of approximately $5 million in the open market under this stock repurchase plan.

On April 30, 2010, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock of up to an aggregate of $5 million in the second quarter of fiscal year 2010. During May 2010, the Company repurchased approximately 1.1 million shares for a total of $5 million in the open market.

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

The following table represents the Company’s contribution activities for the following years:

	Year ended December 31,
	2010	2009	2008
IRS annual wage limit	$245,000	$245,000	$230,000
Maximum match per employee	3,675	3,675	3,450
Employer contributions	$378,000	$382,000	$382,000

11.	Restructuring Charges

During fiscal year 2010, the Company implemented restructuring actions that resulted in an aggregate charge of $968,000 and elimination of 26 positions worldwide, across all levels, primarily within the sales and marketing organization. Severance and termination related charges totaled approximately $921,000. The Company also recorded idle facilities charges totaling $47,000 related to the closure of one of its sales facilities in Europe.

During fiscal year 2009, the Company implemented restructuring actions that resulted in an aggregate charge of $348,000 and the elimination of 12 positions worldwide, across all levels within the sales organization. Severance and termination related charges totaled approximately $408,000. In addition, the Company incurred legal fees totaling $83,000 related to a previous restructuring which involved the terminations of former employees in one of its European subsidiaries. The Company also recorded a $143,000 net reduction to its idle facilities reserves due primarily to a change in the estimated sublease income for the Vienna, Virginia facility and

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

true-ups of operating expenses associated with its idle South San Francisco facility. These charges were based on actual and estimated costs incurred, including estimates of sublease income on portions of the Company’s idle facilities that are periodically update based on market conditions and in accordance with its restructuring plans.

During fiscal year 2008, in order to size the operations to meet the expected business and economic environment, the Company implemented a restructuring plan which resulted in an aggregate charge of approximately $1 million and elimination of 46 positions held by Actuate employees primarily in North America. This restructuring impacted all functional areas. The reduction in force was completed in fiscal year 2008. In addition, the Company incurred approximately $132,000 in legal fees related to a previous restructuring which involved the terminations of former employees in one of its European subsidiaries. The Company also recorded facility related restructuring charges totaling $405,000. These charges primarily related to lease exit costs associated with our South San Francisco facility; the closure of one of the three floors in our Toronto, Canada facility and the consolidation of our Vienna, Virginia facilities into one location.

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2010, 2009 and 2008 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2007	$464	$8,343	$8,807
Restructuring charges	1,101	405	1,506
Cash payments, net of rents collected on sublease	(1,027)	(2,945)	(3,972)
Adjustments (3)	23	(66)	(43)

Balance at December 31, 2008	561	5,737	6,298
Restructuring charges	491	(143)	348
Cash payments, net of rents collected on sublease	(623)	(2,594)	(3,217)
Adjustments (3)	(14)	3	(11)

Balance at December 31, 2009	415	3,003	3,418
Restructuring charges	921	47	968
Cash payments, net of rents collected on sublease	(680)	(2,571)	(3,251)
Reclassified as a long-term asset (1)	—	75	75
Assumed upon acquisition of Xenos (2)	—	106	106
Adjustments (3)	(2)	(29)	(31)

Balance at December 31, 2010	654	631	1,285
Less: Current portion	(654)	(631)	(1,285)

Long-term balance at December 31, 2010	$—	$—	$—

(1)	The balance represents the long-term portion of the estimated operating expenses reimbursable to Actuate under its South San Francisco facility sublease agreement. This reimbursable expense was reclassified out of the restructuring accrual and into long-term assets in fiscal 2010.

(2)	The balance represents idle facility-related liabilities assumed by us upon our acquisition of Xenos on February 1, 2010.

(3)	Adjustments reflecting the impact of foreign currency translation.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Income Taxes

The following table presents the profit before income taxes for domestic and foreign operations (in thousands):

	Year ended December 31,
	2010	2009	2008
Domestic	$15,761	$11,112	$4,295
Foreign	(1,449)	4,977	7,965

Profit before income taxes	$14,312	$16,089	$12,260

The expense (benefit) from income taxes consists of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Federal:
Current	$4,165	$3,506	$66
Deferred	629	201	(2,056)

	4,794	3,707	(1,990)

State:
Current	659	952	70
Deferred	346	189	(1,196)

	1,005	1,141	(1,126)

Foreign:
Current	572	(569)	1,447
Deferred	(2,706)	(369)	351

	(2,134)	(938)	1,798

Expense/(benefit) from income taxes	$3,665	$3,910	$(1,318)

The tax benefit associated with exercises of stock options reduced taxes currently payable by approximately $1.8 million, $2.1 million and $948,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Such benefits were credited to additional paid-in capital. The tax expense associated with the increase of tax reserves was approximately $308,000 in fiscal year 2010 and by $1.2 million in fiscal year 2008. Tax benefit associated with the decrease in tax reserves was approximately $878,000 in fiscal year 2009.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the expense/(benefit) from income taxes and the amount computed by applying the Federal statutory rate (35 percent) to income before taxes is explained below (in thousands):

	Year ended December 31,
	2010	2009	2008
Income taxes at Federal statutory rate	$5,009	$5,631	$4,377
Permanent differences	203	378	175
Foreign tax rate differential	(512)	(1,264)	(866)
Valuation allowance release	(1,494)	(609)	(1,270)
State tax, net of Federal benefit	705	809	(1,150)
Tax benefit related to liquidation of a foreign subsidiary	—	—	(3,403)
Tax credits	(664)	(355)	(354)
Increase (decrease) of tax reserves	291	(789)	1,147
Other	127	109	26

Expense/(benefit) from income taxes	$3,665	$3,910	$(1,318)

United States income and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries. The undistributed earnings on a book basis for the non-U.S. subsidiaries are approximately $11.6 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current Federal and State tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution may be subject to withholding taxes at rates applicable for that jurisdiction. During the fiscal year ended December 31, 2010, the Company continued to operate under the terms of a tax holiday in Switzerland. The Swiss tax holiday expired at the end of fiscal year 2010.

Significant components of deferred tax assets and liabilities for Federal and States are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets
Net operating loss carry-forwards	$4,095	$3,422
Research credit carry-forwards	2,193	2,535
Canadian deferred tax assets	2,518	2,434
Depreciation and amortization	1,435	1,029
Accruals and allowances not currently tax deductible	3,082	4,371
Non-qualified stock options	9,143	8,166

Total deferred tax assets	$22,466	$21,957

Valuation allowance	(2,163)	(4,169)

Gross deferred tax assets, less valuation allowance	$20,303	$17,788

Deferred tax liabilities
Acquired intangible assets	$2,697	$2,006

Net deferred tax assets	$17,606	$15,782

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, the Company had Federal net operating loss carry-forwards of approximately $1.7 million which will expire in fiscal year 2023 if not utilized. As of December 31, 2010, the Company had Federal and State research tax credit carry-forwards of approximately $3.4 million and $8.5 million, respectively. The Federal research credits will expire at various dates beginning in the year 2018 through 2030, if not utilized. The State research credits can be carried forward indefinitely. The Company also had approximately $128,000 of foreign tax credits which are due to expire at various dates beginning in the fiscal year 2011 through fiscal year 2014 if not utilized.

Utilization of the net operating losses and the research tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code and similar State provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

The authoritative standard issued by FASB related to accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The net valuation allowance decreased by approximately $1.5 million during the year ended December 31, 2010. The net valuation allowance increased by approximately $226,000 during the year ended December 31, 2009. The net valuation allowance decreased by approximately $2.6 million during the year ended December 31, 2008. The $1.5 million decrease in the valuation allowance in fiscal year 2010 resulted primarily from the decrease in the valuation allowance of the Canadian subsidiary due to the increased expected future profitability of the subsidiary after restructuring and the acquisition of Xenos. The approximately $226,000 increase in the valuation allowance in fiscal year 2009 resulted primarily from the increase in the valuation allowance of a foreign subsidiary due to the determination that it was more likely than not a portion or all of the net operating losses would not be utilized. As of December 31, 2010, approximately $2.2 million of the valuation allowance reflected above is related to foreign net operating losses in foreign jurisdictions where the Company continues to project losses or limited profitability. These amounts will be credited to tax expense if in the future the Company determines that they should be realized.

A reconciliation of the January 1, 2009 through December 31, 2010 amount of unrecognized tax benefits are as follows (in thousands):

Beginning balance at January 1, 2009	$3,920
Additions based on tax positions related to the current year	170
Decreases based on tax positions related to the prior year	(878)

Ending balance at December 31, 2009	$3,212
Additions based on tax positions related to the current year	964
Additions based on tax positions related to the prior year	1,137
Decreases based on tax positions related to the prior year	(766)

Ending balance at December 31, 2010	$4,547

As of December 31, 2010, the Company had total Federal, State, and foreign unrecognized tax benefits of $4.5 million. Of that total, approximately $886,000 of the unrecognized tax benefits, if recognized would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During its fiscal years for 2003 through 2009, the Company had recognized a liability of approximately $35,000 for interest and penalties in its Consolidated Statement of Income and Consolidated

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Financial Position. During 2010, there was no additional accrual for the payment of interest and penalties.

As of December 31, 2010, the Company does not expect any material changes to uncertain tax positions within the next twelve months.

The Company is subject to taxation in the U.S., various States, and foreign jurisdictions. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The 2007 to 2010 tax years generally remain subject to U.S., State, or non-U.S. income tax examinations.

As of December 31, 2010, the Company is under examination by the State of California for the 2005 and 2006 tax years. The audit is ongoing and a final determination has not been made at this point. No other Federal, State or foreign income tax audits are in progress.

13.	Geographic Information

Actuate’s primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe. Actuate’s revenues by geographic area are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Revenues:
North America	$103,831	$91,842	$94,109
Europe	22,881	23,733	32,479
Asia Pacific and others	4,760	3,758	4,402

Total revenue	$131,472	$119,333	$130,990

14.	Contingencies

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

15.	Subsequent Events

On December 31, 2010 a senior executive of the Company passed away. In February 2011 The Compensation Committee of the Board of Directors voted to approve the following items to benefit the executive’s estate:

•

The Committee voted to allow all options that remained unvested at the time of death to fully accelerate. A total of 333,333 employee options were unvested at the time of death. In addition, the exercise period was extended from one to two years.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Committee voted to issue 50,000 restricted shares of the Company’s stock. These shares can only be sold after a 6 month holding period.

•	In addition, the Committee approved other immaterial benefits.

Any expense charges stemming from these items will be recorded in the quarterly period ended March 31, 2011.

16.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial data for the eight quarters ended December 31, 2010 (in thousands, except per share data).

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$29,074	$30,290	$39,767	$32,341
Income from operations	$930	$41	$11,623	$5,018
Net income/(loss)	$1,559	$(594)	$6,955	$2,727
Net income/(loss) per share:
Basic	$0.03	$(0.01)	$0.16	$0.06
Diluted	$0.03	$(0.01)	$0.14	$0.05
Shares used in computing per share amounts:
Basic	45,397	44,947	44,669	45,254
Diluted	50,214	44,947	48,425	49,855

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$29,256	$29,541	$29,351	$31,185
Income from operations	$3,270	$4,015	$4,286	$5,628
Net income	$2,803	$2,800	$3,139	$3,437
Net income per share:
Basic	$0.06	$0.06	$0.07	$0.08
Diluted	$0.06	$0.06	$0.06	$0.07
Shares used in computing per share amounts:
Basic	44,456	45,030	45,580	45,443
Diluted	47,556	49,235	50,484	49,477

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Additions charged to other accounts(1)	Deductions(2)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2010	$749	$(14)	$(52)	$(68)	$615
Year ended December 31, 2009	$606	$298	$30	$(185)	$749
Year ended December 31, 2008	$1,141	$239	$(557)	$(217)	$606

(1)	Represents amounts charged to revenue and deferred revenue for sales returns and other revenue related items.
(2)	Deductions are primarily comprised of write-offs of receivable balances against the allowance for doubtful accounts.