Form 10-Q
period 2011-03-31
ACTUATE CORP
filed 2011-05-06
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of March 31, 2011
Common Stock, par value $.001 per share	46,007,097

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$37,789	$33,269
Short-term investments	45,113	46,055
Accounts receivable, net of allowances of $556 and $615 at March 31, 2011 and December 31, 2010, respectively	30,191	28,642
Other current assets	6,610	5,845

Total current assets	119,703	113,811
Property and equipment, net	2,932	3,126
Goodwill	46,424	46,424
Purchased intangibles	14,859	15,492
Non-current deferred tax assets	15,436	15,336
Other assets	1,397	1,442

	$200,751	$195,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,713	$1,589
Current portion of restructuring liabilities	874	1,285
Accrued compensation	5,461	5,950
Other accrued liabilities	5,776	5,051
Income taxes payable	784	2,030
Deferred revenue	46,702	44,600

Total current liabilities	61,310	60,505

Long-term liabilities:
Note payable	40,000	40,000
Other liabilities	172	268
Long-term deferred revenue	1,305	1,347
Long-term income taxes payable	853	889

Total long-term liabilities	42,330	42,504

Commitments and contingencies (Note 8)
Non-controlling interest in subsidiary	690	693

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 81,158,314 and 80,764,172 shares, respectively; outstanding 46,007,097 and 45,612,955 shares, respectively	46	46
Additional paid-in capital	194,384	192,048
Treasury stock, at cost; 35,151,217 and 35,151,217 shares, respectively	(137,335)	(137,335)
Accumulated other comprehensive income	1,677	1,200
Retained earnings	37,649	35,970

Total stockholders’ equity	96,421	91,929

	$200,751	$195,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
License fees	$11,657	$9,592
Services	20,431	19,482

Total revenues	32,088	29,074

Costs and expenses:
Cost of license fees	481	440
Cost of services	5,431	4,527
Sales and marketing	11,025	9,524
Research and development	6,381	5,922
General and administrative	5,434	6,983
Amortization of purchased intangibles	359	361
Restructuring charges	294	387

Total costs and expenses	29,405	28,144

Income from operations	2,683	930
Interest income and other income/(expense), net	280	(503)
Interest expense	(412)	(417)

Income before provision for income taxes	2,551	10
Provision for (benefit from) income taxes	872	(1,549)

Net income	$1,679	$1,559

Basic net income per share	$0.04	$0.03

Shares used in basic net income per share calculation	45,868	45,397

Diluted net income per share	$0.03	$0.03

Shares used in diluted net income per share calculation	50,262	50,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$1,679	$1,559
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense related to stock options and employee stock purchase	1,219	1,444
Excess tax benefits from stock-based compensation	(94)	(409)
Amortization of other purchased intangibles	633	599
Amortization of debt issuance cost	72	71
Depreciation	516	500
Unrealized loss on Auction Rate Securities (ARS)	—	40
Gain on fair value of put option	—	(53)
Accretion of (premium) discount on short-term debt securities	166	(6)
Change in valuation allowance on deferred tax assets	54	(1,571)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net	(1,549)	15,184
Other current assets	(592)	2,626
Accounts payable	124	(1,526)
Accrued compensation	(489)	(1,093)
Other accrued liabilities	725	(2,555)
Deferred tax assets, net of liabilities	(159)	168
Income taxes payable/receivable	(1,358)	(270)
Other liabilities	(96)	(86)
Restructuring liabilities	(437)	(726)
Deferred revenue	2,060	(2,456)

Net cash provided by operating activities	2,474	11,440

Investing activities
Purchases of property and equipment	(322)	(265)
Proceeds from maturity of investments	15,111	4,618
Purchases of investments	(14,333)	(11,924)
Acquisition of Xenos Group Inc., net of cash acquired	—	(27,343)
Net change in other non-current assets	(2)	(213)

Net cash provided by (used in) investing activities	454	(35,127)

Financing activities
Proceeds from the credit facility, net of issuance cost	—	9,986
Excess tax benefits from exercise of stock options	94	409
Proceeds from issuance of common stock	1,023	2,479
Stock repurchases	—	(4,999)

Net cash provided by financing activities	1,117	7,875
Effect of exchange rates on cash and cash equivalents	475	(61)

Net increase/(decrease) in cash and cash equivalents	4,520	(15,873)
Cash and cash equivalents at the beginning of the period	33,269	53,173

Cash and cash equivalents at the end of the period	$37,789	$37,300

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

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Actuate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011.

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.

The consolidated financial statements include the accounts of Actuate and its wholly-owned and majority-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in the United States, Canada, Switzerland, United Kingdom, Germany, Singapore, Japan and China. All intercompany balances and transactions have been eliminated.

As of March 31, 2011, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000.

Actuate Japan’s financial results are reflected in revenue, cost of revenue and expense categories in the consolidated statement of operations. Through March 31, 2011, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition.

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

Actuate also has two software-as-a-service (SaaS) offerings called OnPerformance and BIRT onDemand. Actuate recognizes revenue on these licenses ratably over the term of the underlying arrangement.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 8 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit reflected in the Condensed Consolidated Statements of Income in connection with stock options, restricted stock units and the Employee Stock Purchase Plan (“ESPP”) for three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock options	$1,406	$1,240
Restricted stock units	185	67
ESPP	224	137

Total share-based compensation	$1,815	$1,444

Income tax benefit	$538	$477

Included in the total share-based compensation for the first quarter of fiscal 2011 is approximately $596,000 of stock based compensation classified as liability based awards.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the three months ended March 31, 2011 and 2010 are as follows:

	Options		ESPP
	Three Months Ended		Three Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Volatility	54.28%	54.73%	42.34%	40.15%
Expected term (years)	5.69	5.66	1.25	1.25
Risk free interest rate	2.21%	2.25%	0.27%	0.35%
Expected dividend yield	0%	0%	0%	0%

Effective January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over four years with annual cliff vesting and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 1:1 for each restricted stock unit granted, and an equivalent of 1 share will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of March 31, 2011, a total of 393,750 RSUs were issued and granted to the Company’s senior management and non-employee Board of Directors. As of March 31, 2011, a total of 393,750 and 369,749 RSUs were granted and outstanding, respectively, to the Company’s senior management and non-employee Board of Directors.

In February 2011, the Board of Directors approved the acceleration of 333,333 stock options that had been previously granted to a senior executive that had recently passed away. In addition, the exercise terms for these accelerated options along with 129,167 of vested options were extended from one to two years. As such, the full fair value of these options was measured as of the modification date and fully expensed at that time. Since there was no longer a performance commitment as of the date of modification of these options, the instruments were subject to the requirements of the Generally Accepted Accounting Principles (“GAAP”) literature other than the authoritative guidance on equity-based compensation to determine their classification and accounting. Based on this alternate literature, including the authoritative guidance on Accounting for Derivative Instruments and Hedging Activities and the authoritative guidance on Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, among others, these accelerated options require liability accounting treatment rather than equity accounting treatment. As such, we determine the revised fair value of the options at the end of each quarterly reporting period and recognize any resulting gains or losses at that time in the Statement of Income. We will continue to mark-to-market these options until such time that they have been fully exercised.

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

	Three Months Ended March 31,
	2011	2010
Weighted-average common shares outstanding	45,868	45,397
Weighted-average dilutive common equivalent shares under the treasury stock method	4,394	4,817

Weighted-average common shares used in computing diluted net income per share	50,262	50,214

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 4,305,345 for the three months ended March 31, 2011. No restricted stock units were excluded from the diluted earnings per share computation as they were all dilutive for the three months ended March 31, 2011. In the first quarter of fiscal year 2010, the Company excluded 4,272,983 stock options from its calculation of weighted-average common shares used in computing dilutive net income per share. No restricted stock units were excluded from the diluted earnings per share computation as they were all dilutive for the three months ended March 31, 2010. Such stock options, had they been dilutive, would have been included in the computation of diluted net income per share.

The weighted average exercise price of excluded stock options was $5.91 and $6.39 for the quarters ended March 31, 2011 and 2010, respectively.

Income Taxes

The Company calculates its interim income tax provision in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance on income taxes and obligations for uncertain tax positions. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We continue to believe there is sufficient evidence to support the utilization of certain deferred tax assets. If sufficient positive evidence exists and it is “more likely than not” that the benefit will be realized with respect to the remaining deferred tax assets, we will release the valuation allowance. This adjustment to the valuation allowance would decrease tax expense. During the first quarter of fiscal 2011, we released a valuation allowance totaling approximately $63,000 related to the German deferred tax assets. Likewise, if there is a reduction in the projection of future U.S. and foreign income, we may need to increase the valuation allowance. Any increase in the valuation allowance would increase tax expense in the period such a determination was made.

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

Comprehensive Income

Other comprehensive income includes currency translation adjustments and unrealized gain (loss) on investments that are not included in net income, but rather are recorded directly in stockholders’ equity. Comprehensive income during the first quarter of fiscal 2011 and 2010 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$1,679	$1,559
Foreign currency translation adjustment	475	(61)
Net unrealized gain (loss) on securities	2	(36)

Comprehensive income	$2,156	$1,462

The Company reported approximately $475,000 in foreign currency translation gains in the first quarter of fiscal 2011. This gain related primarily to the translation and consolidation of its international operations. These gains reported during the first quarter of fiscal 2011 as compared to the losses reported in fiscal 2010 due primarily to the continued strength of the major European and Asian currencies against the U.S. Dollar in the first quarter of fiscal 2011.

Recent Accounting Pronouncements

During the three months ended March 31, 2011, there were no new accounting pronouncements that would have had a material effect on our unaudited condensed consolidated financial statements. For a description of recent accounting pronouncements relevant to us, please refer to “Recent Accounting Pronouncements” section included in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Under the terms of the Xenos stock option plan, any outstanding options held as of the date of acquisition became immediately vested and exercisable. In connection with the acquisition, each holder of Xenos stock options was offered one of three options: 1) to surrender the Xenos options in order to receive cash equal to the difference between CAD $3.50 and the exercise price of the options for each option surrendered, 2) to exercise the options in order to receive common shares, effective immediately prior to the acquisition date (those common shares would then be acquired by Actuate at a price of CAD $3.50 per share), or 3) to exchange the Options for equivalent Actuate options to purchase common shares of Actuate. The Xenos options would be exchanged for Actuate Options at a calculated exchange ratio and are exercisable for Actuate Shares. The exchanged options would be fully vested and be exercisable on the day after the acquisition. Other terms of the Options would remain the same.

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

Identifiable intangible assets—Existing technology acquired primarily consists of Xenos’ Enterprise Server, Xenos D2e, Xenos terminalONE, and Xenos InfoWeb. The estimated fair value of the existing technology was determined based on the present value of the expected cash flows to be generated by each existing technology. Customer contracts and relationships consist of Xenos’ contractual relationships and customer loyalty related to their customers as well as partner customers that resell Xenos’ services to end users. We expect to amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

3. Investment in Actuate Japan

Non-controlling (minority) Interest—The minority shareholder of Actuate Japan has a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company has the option to call the Non-controlling interest. The redeemable non-controlling interest as of March 31, 2011 was approximately 12% of the total equity interest. If the non-controlling interest shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $690,000 to purchase these shares. The Company measures and discloses a redeemable non-controlling interest in accordance with the policy discussed above at the calculated redemption value of the put option embedded in the non-controlling interest. The non-controlling shareholder is also a distributor of Actuate products in Japan, although the volume of revenues sold through this distributor has historically been immaterial to Actuate Corporation. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. Through March 31, 2011, the operating performance and liquidity requirements of Actuate Japan had not been material to the Company’s results of operations or financial condition. Although the Company plans to maintain and expand our selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan is not expected to be significant in the near future. As of the date of this filing, the remaining non-controlling shareholder has not notified the Company of any intent to exercise its put option.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of March 31, 2011
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$5,973	$5,973	$—	$—
Term deposits (1)	4,039	4,039	—	—
Commercial paper (3)	16,996	—	16,996	—
Corporate bonds (2)	32,118	—	32,118	—
Federal and municipal obligations (2)	998	—	998	—

	$60,124	$10,012	$50,112	$—

	Fair value of investments as of December 31, 2010
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$7,319	$7,319	$—	$—
Term deposits (1)	5,056	5,056	—	—
Commercial paper (3)	17,486	—	17,486	—
Corporate bonds (2)	28,071	—	28,071	—
Federal and municipal obligations (2)	1,998	—	1,998	—

	$59,930	$12,375	$47,555	$—

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets.
(2)	Included in short-term investments in the Company’s condensed consolidated balance sheets.
(3)	Of these amounts, approximately $5 million and $1.5 million were included in cash and cash equivalents at March 31, 2011 and December 31, 2010, respectively, and the remainder was included in short-term investments in the Company’s condensed consolidated balance sheets.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company’s cash, cash equivalents, and short-term investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at March 31, 2011
Classified as cash and cash equivalents:
Cash	$22,778	$—	$—	$22,778
Term deposits	4,039	—	—	4,039
Money market funds	5,973	—	—	5,973
Commercial paper	5,000	—	(1)	4,999

	37,790	—	(1)	37,789
Classified as short-term investments:
Commercial paper	11,995	2	—	11,997
Corporate bonds (1)	32,108	47	(37)	32,118
Federal and municipal obligations	1,000	—	(2)	998

	45,103	49	(39)	45,113

Total	$82,893	$49	$(40)	$82,902

(1)	Securities totaling approximately $5.1 million were in an unrealized loss position at March 31, 2011. None of these securities were in a continuous unrealized loss position for greater than 12 months.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2010
Classified as cash and cash equivalents:
Cash	$19,394	$—	$—	$19,394
Term deposits	5,056	—	—	5,056
Money market funds	7,319	—	—	7,319
Commercial paper	1,500	—	—	1,500

	33,269	—	—	33,269
Classified as short-term investments:
Commercial paper (1)	15,989	2	(5)	15,986
Corporate bonds	28,059	47	(35)	28,071
Federal and municipal obligations	2,000	—	(2)	1,998

	46,048	49	(42)	46,055

Total	$79,317	$49	$(42)	$79,324

(1)	Securities totaling approximately $15 million were in an unrealized loss position at December 31, 2010. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. At March 31, 2011, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

5. Restructuring Charges

During the first quarter of fiscal 2011, the Company implemented restructuring actions that resulted in an aggregate charge of $294,000 and the elimination of most of its Canadian subsidiary’s general and administrative department. Also included in the aggregate charges for the first quarter of 2011 was a $125,000 idle facilities charge related to the Company’s South San Francisco facility.

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

The following table summarizes the restructuring accrual activity during the three months ended March 31, 2011 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2010	$654	$631	$1,285
Restructuring charges	169	125	294
Cash payments, net of rents collected on sublease	(425)	(339)	(764)
Reclassified as a long-term asset (1)	—	26	26
Adjustments (2)	31	2	33

Balance at March 31, 2011	429	445	874
Less: current portion	(429)	(445)	(874)

Long-term balance at March 31, 2011	$—	$—	$—

(1)	The adjustment represents the long-term portion of the estimated operating expenses reimbursable to Actuate under its South San Francisco facility sublease agreement. This reimbursable expense was initially reclassified out of the restructuring accrual and into long-term assets in fiscal 2010.
(2)	Adjustments mainly reflect the impact of foreign currency translation.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
North America	$25,548	$22,389
Europe	5,090	5,772
Asia Pacific and others	1,450	913

	$32,088	$29,074

As of March 31, 2011, we operated solely in one segment, which is the development, marketing and support of our enterprise reporting application platforms. There were no customers that accounted for more than 10% of total revenues in the three months ended March 31, 2011 or the three months ended March 31, 2010.

7. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with the authoritative guidance issued by the FASB on accounting and reporting for acquired goodwill and other intangible assets, the Company performs its annual impairment test of goodwill on October 1 of each year. The Company’s goodwill balance of $46.4 million was unchanged at March 31, 2011 when compared to the balance reported at the end of fiscal year 2010.

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$22,030	$(15,338)	$6,692	$22,030	$(15,051)	$6,979
Purchased technologies	15,659	(9,279)	6,380	15,659	(9,005)	6,654
IPR&D	1,961	(210)	1,751	1,961	(140)	1,821
Leases	47	(11)	36	47	(9)	38

	$39,697	$(24,838)	$14,859	$39,697	$(24,205)	$15,492

IPR&D represents the fair value of a project that was underway at Xenos at the time of acquisition. The product underlying this IPR&D item was released on June 28, 2010 and the fair value of this intangible asset is being amortized on a straight-line basis over the respective estimated useful life of seven years beginning July 2010.

Amortization expense of purchased technology and other intangible assets was approximately $633,000 and $599,000 for the quarters ended March 31, 2011 and 2010, respectively. Of this total, approximately $274,000 and $238,000 was related to the amortization of purchased technology for the periods ended March 31, 2011 and 2010, respectively. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2011 (remainder of year)	$1,897
2012	2,530
2013	2,530
2014	2,530
2015 and thereafter	5,372

$14,859

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Commitments and Contingencies

General

The Company is engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, the Company believes it has adequate legal defenses and it believes that the ultimate outcome of any of these actions will not have a material effect on the Company’s consolidated financial position or results of operations. However, expenses associated with certain legal actions could result in increased operating expenses that may adversely impact the Company’s future operating results and cashflows.

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this credit facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this credit facility to complete the acquisition of Xenos, which was completed on February 1, 2010. As of March 31, 2011, the Company owed $40 million on the credit facility. There are no minimum pay-down requirements under the terms of this credit facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1 million was paid as of March 31, 2011. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary of the date of the Credit Agreement, which will be in November 2011. These costs are being capitalized and amortized over four years in the Company’s Consolidated Balance Sheet as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement is for a period of four years and is scheduled to expire on November 3, 2012.

As of March 31, 2011, the remaining balance available under the revolving credit facility was approximately $10 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of March 31, 2011, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company was in compliance with these covenants at March 31, 2011. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Company incurred approximately $327,000 of interest expense on the utilized portion of the credit facility in the first three months of fiscal 2011 compared with $332,000 in fiscal 2010. Unused line fees and amortized debt issuance costs remained unchanged at approximately $85,000 for the first quarter of fiscal 2011 compared to first quarter of fiscal 2010.

The Credit Agreement contains covenants, which, among other things, impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. In the event the Company does not meet the requirements specified above, a Triggering Event will be deemed to have occurred and the Company would be required to maintain the two financial covenants listed below:

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At March 31, 2011, the deferred rent liability balance totaled approximately $524,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $381,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $143,000 classified under other long term liabilities section of our consolidated balance sheet at March 31, 2011. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in May 2011 and this facility is being entirely subleased. Actuate also leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $860,000 in the first quarter of fiscal 2011 and approximately $874,000 in the first quarter of fiscal 2010.

Stock Option Plans

Beginning in January 2010, an individual who first joins the Board of Directors as a non-employee director will be awarded an option to purchase 25,000 shares of the Corporation’s Common Stock and a restricted stock unit award covering 12,500 shares of the Corporation’s Common Stock. These options and RSUs each have a four year vesting period tied to continued Board service. Each option has an exercise price equal to the closing price of the Company’s Common Stock on the day of the grant, and 25% will vest upon the non-employee directors’ continued Board service through the first anniversary of the award date and on an equal, monthly basis over the next 3 years of service thereafter. The first 25% of each restricted stock unit award will vest 13 months following the award date and the remainder will vest in a series of three successive equal annual installments on each of the second, third and fourth anniversaries of the award date, provided that the non-employee director continues in Board service through each such vesting date. Starting with the 2010 Annual Meeting of Stockholders, each continuing non-employee director will be awarded an option to purchase 16,000 shares of the Corporation’s Common Stock and a restricted stock unit award covering 8,000 shares of the Corporation’s Common Stock at each Annual Meeting of Stockholders. Each option will vest upon the non-employee directors’ continued Board service through the first anniversary of the award date. Each restricted stock unit award will vest upon the non-employee directors’ continued Board service through the 13-month anniversary of the award date. All grants will be made under the 1998 Plan. Each restricted stock unit award and each option award will vest in full on an accelerated basis upon (i) an approved acquisition of the Corporation by merger or consolidation, (ii) a sale of all or substantially all of the Corporation’s assets, (iii) the successful completion of a tender or exchange offer for securities possessing more than fifty percent (50%) of the total combined voting power of the Corporation’s outstanding securities, or (iv) the death or disability of the optionee while serving as a member of the Board of Directors. Each restricted stock unit award will entitle the recipient to one share of the Corporation’s Common Stock on the date when the applicable vesting requirements for that unit are satisfied. A non-employee director may, in accordance with applicable tax laws and regulations, elect to defer the issuance of the shares of Common Stock that vest pursuant to his or her restricted stock unit award until his or her cessation of Board service.

All directors are eligible to receive option awards under Actuate’s Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”). The Board of Directors resolved that the grants awards to be made at the Annual Meeting of Stockholders to the non-employee directors shall be made under the 1998 Plan rather than the Directors Plan. All other terms of the non-employee director program, including vesting schedules for the initial grant award and the automatic annual award remain unchanged.

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

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 32,030,262 as of March 31, 2011.

The weighted average grant date fair value of options granted during the quarter ended March 31, 2011 was $2.80 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended March 31, 2011 was $330,000.

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.78-$1.49	3,056,036	1.92 years	$1.49	3,056,036	$1.49
$1.56-$3.42	1,884,132	3.34 years	$2.71	1,870,574	$2.71
$3.44-$3.75	2,917,704	4.65 years	$3.60	2,229,885	$3.61
$3.77-$4.80	3,284,364	5.53 years	$4.53	1,850,477	$4.49
$4.84-$5.34	2,200,070	6.08 years	$5.15	1,740,087	$5.12
$5.36-$6.06	1,716,688	8.38 years	$5.50	108,359	$5.58
$6.10-$7.02	1,891,164	5.84 years	$6.24	1,555,974	$6.25
$7.33-$12.11	204,717	1.82 years	$8.57	193,332	$8.62

$0.78-$12.11	17,154,875	4.84 years	$4.04	12,604,724	$3.72

	March 31, 2011	March 31, 2010
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	17,024,725	17,108,709
Aggregate intrinsic value (in thousands)	$23,012	$31,035
Weighted average exercise price per share	$4.04	$3.96
Weighted average remaining contractual term (in years)	4.82	5.85
Options Exercisable
Options currently exercisable	12,604,724	11,843,579
Aggregate intrinsic value of currently exercisable options (in thousands)	$21,007	$26,077
Weighted average exercise price per share	$3.72	$3.60
Weighted average remaining contractual term (in years)	3.77	4.63

As of March 31, 2011, the number of shares reserved for future grants under all option plans was 14,504,401. The number of shares available for future purchase under the Purchase Plan was 1,936,875.

Summary of Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2011:

RSU Activity during the Quarter
Beginning outstanding balance as of December 31, 2010:	182,500
Awarded	192,500
Released	(5,251)
Forfeited	—

Ending outstanding balance as of March 31, 2011:	369,749

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average grant date fair value of restricted stock units granted during the quarter ended March 31, 2011 was $4.80 per unit.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	369,749	2.01	$1,923
Restricted stock units vested and expected to vest (1)	356,361	1.98	$1,691
Restricted stock units vested and deferred	31,250	—	$163

(1)	Net of expected forfeitures

9. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Maintenance and support	$43,450	$43,209
Other	4,557	2,738

	48,007	$45,947
Less: current portion	(46,702)	(44,600)

Long-term deferred revenue	$1,305	$1,347

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

10. Subsequent Events

In May 2011 the company paid down the outstanding balance on its revolving line of credit. The Company used $40 million in cash and short-term investments in order to pay down this outstanding debt.

In April 2011, we implemented a plan to restructure parts of our North America product development and global sales and marketing operations in order to align our cost structure with our current business plan. As a result of the restructuring program, we expect that our global workforce will be reduced by approximately 20-25 positions. The timing and scope of workforce reductions will vary by location. We expect to complete the majority of the activities related to the restructuring program by June 30, 2011. In connection with the restructuring plan, we expect to record restructuring charges, mostly related to employee severance arrangements during the second quarter of fiscal 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 11, 2011.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate’s expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate’s current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part II, Item 1A–Risk Factors of this Form 10-Q, Part I, Item 1A–Risk Factors in our Annual Report for the year ended December 31, 2010 and in other filings made by the Company with the Securities and Exchange Commission.

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

Nevertheless, our business model and longer-term financial results are not immune to a sustained economic downturn. For example, the recent domestic and global economic downturn resulted in reduced demand for information technology, including enterprise software and services. Although we anticipate an improved environment, the direction and relative strength of the global economy continues to be uncertain and makes it difficult for us to forecast operating results and to make decisions about future investments. Information technology spending has historically declined as general economic and market conditions worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. If these economic conditions return, it could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services. Furthermore, a significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions have adversely impacted the financial services industry over the past several years. Although we anticipate an improved environment, if this trend continues, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

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

A significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions starting in late fiscal year 2007 have adversely impacted IT spending in the financial services industry throughout fiscal year 2010. We anticipate that this trend may improve in fiscal 2011, however, if this trend continues, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

For the remainder of fiscal 2011, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow modestly in fiscal year 2011, particularly among financial services companies in the United States and Western Europe. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence (“BI”), Analytics and Performance Management software purchases among fewer suppliers. Finally, we expect to experience vigorous competition in the BI market. Several of our competitors have released products that are marketed to be directly competitive with our offerings. As one of the few independent BI vendors remaining Actuate faces competition from large and well-established vendors, including Microsoft, SAP, Oracle and IBM all of which have acquired BI players to add to their technology stacks. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the BI and information applications market will be vigorous in the near future.

For the remainder of fiscal 2011, we will continue to pursue the strategic initiatives to improve revenue growth driven by BIRT, initiatives related to Performance Management, and pursuing opportunities related to traditional Xenos markets which we acquired in 2010. These initiatives are as follows:

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

•

Selling to Global 9000 Corporations in the Financial Services Sector—We continue to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We anticipate a slow recovery in IT spending in this sector through 2011.

•	Building out and delivering on the roadmap of applying BIRT to additional data sources including hard to reach print stream data by investing in the development of BIRT based Xenos offerings.

We have a limited ability to forecast future revenues and expenses. The prediction of future operating results is difficult. In addition, historical growth rates in our revenues and earnings should not be considered indicative of future revenue or earnings growth rates or operating results. There can be no assurance that any of our business strategies will be successful or that we will be able to achieve and maintain profitability on a quarterly or annual basis. It is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors, and in such event the price of our common stock could decline.

	Three Months Ended March 31, (in thousands except per share data)
	2011	2010	$ Change	% Change
Financial summary
Total revenues	$32,088	$29,074	$3,014	10%

Total operating expenses	29,405	28,144	1,261	5%

Income from operations	2,683	930	1,753	189%
Operating margins	8%	3%	5%	167%

Net income	$1,679	$1,559	$120	8%

Diluted net income per share	$0.03	$0.03	$—	—%

Shares used in diluted per share calculation	50,262	50,214

Financial Performance Summary for the quarter ended March 31, 2011:

•

Increase in license revenues of 22% or approximately $2.1 million. This increase was primarily a result of improved license bookings in North America, as well as strong sales of our BIRT product offering.

•

Increase in services revenues of 5% or $949,000 due to higher maintenance and support revenues driven by improving license bookings over the past three consecutive quarters and slight improvement in our maintenance renewal decline rate.

•	Increase in operating margins due to improvement in the overall revenues.

•

Increase in operating expenses of 5% or approximately $1.3 million driven mainly by a 9% increase in our average headcount resulting in higher salaries and associated benefits. This increase in average headcount and associated employee compensation was mainly due to our prior year acquisition of Xenos which resulted in one additional month of operating expenses in the most recent quarter compared with the same period last year. The additional month of operating expense this year was due to the timing of the acquisition in February 2010 which resulted in two months of operating expenses during the first quarter of fiscal 2010 compared with three months of operating expenses during the first quarter of fiscal 2011. We also experienced higher sales commissions due to an increase in commissionable bookings during the first quarter of fiscal 2011. These increases in operating expenses were partially offset by lower legal fees as we concluded on several large contract compliance matters last year.

Critical Accounting Policies, Judgments and Estimates

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

For further information about our significant accounting policies, see the discussion under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2010, as filed with the SEC on Form 10-K on March 11, 2011.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2011	2010
Revenues:
License fees	36%	33%
Services	64	67

Total revenues	100	100

Costs and expenses:
Cost of license fees	2	2
Cost of services	17	16
Sales and marketing	34	33
Research and development	20	20
General and administrative	17	24
Amortization of other purchased intangibles	1	1
Restructuring charges	1	1

Total costs and expenses	92	97

Income from operations	8	3
Interest income and other income /(expense), net	1	(2)
Interest expense	(1)	(1)

Income before income taxes	8	—
Provision for (benefit from) income taxes	3	(5)

Net income	5%	5%

Revenues

Our revenues are derived from license fees and services. Our services revenues include software maintenance and support, professional consulting and training. Our total revenues increased 10% from $29.1 million for the quarter ended March 31, 2010 to $32.1 million for the quarter ended March 31, 2011. We experienced revenue growth in North America of 14% or $3.2 million and 59% or approximately $537,000 in the Asia Pacific region. Partially offsetting these positive results was a 12% or approximately $682,000 decrease in revenues from Europe as we continue to face a challenging market in that region.

Our maintenance revenue increased due to three consecutive quarters of improving license and first year maintenance bookings as well as slight improvement in our maintenance renewal decline rate. Also, our prior year first quarter services revenues were negatively impacted due to the fact that certain revenue could not be recognized due to the impact of purchase accounting on the acquired Xenos Group maintenance revenue contracts. We experienced improvements in our professional services revenues during the first quarter of 2011. Professional services revenues were higher mainly due to increased third party consulting and professional training. A significant migration project from one of our customer in North America and two consecutive quarters of strong service bookings placed a higher demand on our professional services partners as we did not have sufficient internal Actuate staff to meet the customer dates, therefore resulting in higher third party consulting revenues.

Sales outside of North America were $6.5 million or 20% of total revenues for the first quarter of fiscal 2011, compared to $6.7 million, or 23% of total revenues for the first quarter of fiscal 2010. The year over year decrease in international revenues was due to declining revenues in Europe. As a result of fluctuations in foreign currency exchange rates, our total revenues were positively impacted by approximately $130,000 during the first quarter of fiscal 2011.

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2011	2010
Revenues
License fees	$11,657	$9,592	$2,065	22%
Services	20,431	19,482	949	5%

Total revenues	$32,088	$29,074	$3,014	10%

% of revenue
License fees	36%	33%
Services	64%	67%

Total revenues	100%	100%

License fees. The increase in license revenues for the first quarter of fiscal 2011 over the same period in the prior year was due to improved demand in the North America region. License revenues in North America increased by 35% or approximately $2.5 million as we experienced increased customer demand for our BIRT-based products. We also experienced a similar positive trend in the Asia Pacific region as license sales grew 134% or $347,000 during the first quarter of fiscal 2011. These positive revenue trends were partially offset by a 38% or $781,000 decrease in license revenues in Europe as we continue to face a challenging market in that region. Foreign currency exchange gains attributed to international license revenues were minimal during the first quarter of fiscal 2011 compared to the same period in the prior year. During the first quarter of fiscal 2011, we completed three license transactions greater than $1 million and closed transactions greater than $100,000 with 62 customers. During the same period last year we completed two license transactions greater than $1 million and closed transactions greater than $100,000 with 52 customers.

The following table represents our license revenues by region (in thousands):

	Q1’ 2011	Q1’ 2010	$ Change	% Change
North America	$9,747	$7,248	$2,499	35%
Europe	1,304	2,085	(781)	(38)%
APAC	606	259	347	134%

Total license revenue	$11,657	$9,592	$2,065	22%

Percentage of total revenue	36%	33%

Services. Services revenue is comprised of maintenance and support, professional services, and training. The 5% increase in services revenues was driven primarily by improvements in our maintenance revenue stream due to improving license bookings experienced over the past three consecutive quarters. We have also seen a slight improvement in our maintenance renewal decline rate. Professional services revenues increased due to increased third party consulting and professional training. A significant customer migration project and two consecutive quarters of strong service bookings placed a higher demand on our professional services partners as we did not have sufficient internal Actuate staff to meet the customer dates, therefore resulting in higher third party consulting revenues.

By region, North America accounted for approximately 77% of the total services revenue in the first quarter of fiscal 2011 while the Europe and Asia Pacific regions accounted for 19% and 4% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 78% of the total services revenue while the Europe and Asia Pacific regions accounted for 19% and 3% of the total services revenues, respectively.

The following table represents our total services revenues by region (in thousands):

	Q1’ 2011	Q1’ 2010	$ Change	% Change
North America	$15,801	$15,141	$660	4%
Europe	3,786	3,687	99	3%
APAC	844	654	190	29%

Total services revenue	$20,431	$19,482	$949	5%

Percentage of total revenue:	64%	67%

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2011	2010
Cost of license fees	$481	$440	$41	9%
% of license revenue	5%	5%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The increase in cost of license fees in absolute dollars for the first quarter of fiscal 2011, compared to the corresponding period was not significant. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 5% and 6% of revenues from license fees for the remainder of fiscal 2011.

Cost of services

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2011	2010
Cost of services	$5,431	$4,527	$904	20%
% of services revenue	27%	23%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The increase in cost of services for the first quarter of fiscal 2011, compared to the prior year was due to one additional month of expenses related to Xenos during the first quarter of fiscal 2011 compared with the same period last year. This was due to the timing of the acquisition in February 2010 which resulted in two months of expenses in the first quarter of fiscal 2010 compared with three months of expenses incurred in the first quarter of fiscal 2011. Bonus and equity compensation increased due to Board authorized acceleration of options and payment of a bonus to the estate of our former senior executive who passed away in December of 2010. We experienced increased third party consulting fees due to a significant customer migration project and two consecutive quarters of strong service bookings which placed a higher demand on our professional services partners as we lacked sufficient internal Actuate resources to meet the customer dates. We also experienced increase in expenses related to our compliance group. Currently we expect our cost of services expenses as a percentage of total services revenues to be in the range of 23% to 25% of total services revenues for the remainder of fiscal 2011.

Sales and marketing

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2011	2010
Sales and marketing	$11,025	$9,524	$1,501	16%
% of revenue	34%	33%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Our overall sales and marketing expense increased compared to the corresponding period in the prior year due to one additional month of expenses related to Xenos during the first quarter of fiscal 2011 compared with the same period last year due to the timing of the acquisition. Salaries, sales commissions, stock-based compensation and employee travel combined to account for approximately $850,000 of the increase in the first quarter of fiscal 2011 expenses. The increase in salaries was due to a 15% increase in our average quarterly sales and marketing headcount from 142 at the end of the first quarter of 2010 to 163 at the end of the first quarter 2011. Annual merit increases also contributed to higher salaries expenses during the quarter. The increase in commissions was due to the increase in license bookings, which translated into higher sales commissions during the quarter as well as escalated payouts as we reach the conclusion of our sales year at the end of June 2011. Marketing program expenses increased by approximately $260,000 mainly due to the use of onsite vendors for webinars and web marketing for the sponsorship of the IBM conference during the first quarter of fiscal 2011. We currently expect our sales and marketing expenses as a percentage of total revenues to increase for the remainder of fiscal 2011 as we will add new sales headcount to supplement higher sales generating capacity.

Research and development

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2011	2010
Research and development	$6,381	$5,922	$459	8%
% of revenue	20%	20%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. Our overall research and development expense increased compared to the corresponding period in the prior year due to one additional month of expenses related to Xenos during the first quarter of fiscal 2011 compared with the same period last year due to the timing of the acquisition. Annual merit increases also contributed to higher salaries expenses during the quarter. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 18% to 20% of total revenues for the remainder of fiscal 2011.

General and administrative

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2011	2010
General and administrative	$5,434	$6,983	$(1,549)	(22)%
% of revenue	17%	24%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The decrease in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the first quarter of fiscal 2011 was primarily due to reductions in legal fees resulting from successful settlement of several contract compliance matters prior to the end of third quarter 2010 and expenses related to the Xenos acquisition which was completed in February 2010. As a result, litigation and acquisition related expenses decreased by approximately $2.5 million in the first quarter of 2011 compared to the same quarter last year. The decrease in legal fees were partially offset by increases in employee compensation due to annual merit increases, management bonuses, increased Board of Director fees due to the addition of a new member and associated finder’s fees and one additional month of expenses related to Xenos. We expect our general and administrative expenses as a percentage of total revenues to be in the range of 17% to 20% for the remainder of fiscal 2011.

Amortization of other purchased intangibles

Amortization expense during the first quarter of fiscal 2011 remained approximately at the same levels experienced during the first quarter of fiscal 2010 as we continue to amortize the intangible assets purchased through the acquisition of Xenos on a straight-line basis over their estimated useful lives of seven years.

Restructuring charges

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2011	2010
Restructuring	$294	$387	$(93)	(24)%
% of revenue	1%	1%

During the first quarter of fiscal 2011, we implemented restructuring actions that resulted in an aggregate charge of $294,000 and the elimination of most of our Canadian subsidiary’s general and administrative department. Also included in the aggregate charges for the first quarter of 2011 was a $125,000 idle facilities charge related to our South San Francisco facility.

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

Interest and other income, net

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2011	2010
Interest and other income	$88	$154	$(66)	(43)%
Foreign exchange gain/(loss)	192	(657)	849	129%

Total interest and other income (loss), net	$280	$(503)	$783	156%
Interest expense	(412)	(417)	(5)	(1)%

Interest income during the first quarter of fiscal 2011 decreased due to a decrease in interest rates. During the first quarter of 2011, we also experienced currency exchange gains as a result of favorable revaluation of net assets in Europe which was mainly due to the strength in Euro and British Pound against the Swiss Franc. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations.

Provision for (benefit from) income taxes

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2011	2010
Provision for (benefit from) income taxes	$872	$(1,549)	$2,421	156%
% of revenue	3%	(5)%

For the three months ended March 31, 2011, we recorded an income tax provision of approximately $872,000, as compared to an income tax benefit of approximately $1.5 million for the same period last year. The increase in the income tax provision for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 is mainly due to higher earnings for the quarter. The tax benefit for the first quarter of fiscal 2010 is due to a benefit of $1.6 million recognized during the quarter for the release of a valuation allowance on Canadian deferred assets and a small domestic loss for the quarter.

During the three months ended March 31, 2011, the Company decreased its reserve for uncertain tax positions by approximately $35,000. The decrease during the quarter is related to the resolution of the tax issue related to the Canadian voluntary tax disclosure agreement. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company does not believe it is reasonably possible that its reserve for uncertain tax positions would materially change in the next 12 months.

Liquidity and Capital Resources

	As of March 31, 2011	As of March 31, 2010	Change $	Change %
(dollars in thousands)
Cash, cash equivalents and short-term investments	$82,902	$68,161	$14,741	22%
Working capital	$58,393	$34,883	$23,510	67%
Note payable	$40,000	$40,000	$—	—%
Stockholders’ equity and non-controlling interest	$97,111	$76,751	$20,360	27%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commissions, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and debt service payments. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is discussed below.

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities. Net cash provided by operating activities decreased in the first three months of fiscal 2011 compared to the same period last year primarily due to lower collections. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date increased by 24 days from 61 days at March 31, 2010 to 85 days at March 31, 2011. Increased sales and higher billings resulted in a 53% increase in the receivable balance at the end of the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010. This increase in receivables was the primary driver for the lower cash flows generated from operations.

The primary uses of cash from operations consist of salaries, commissions and bonuses paid to our employees. We pay our employees on a semi-monthly basis and we generally pay our vendors within one month from receiving an invoice for services rendered. We are also contractually committed to pay rent and facility related charges in support of our worldwide operations. As of March 31, 2011, we remained contractually committed to $7.3 million in net operating lease obligations related to our worldwide facilities. The majority of these commitments are due within the next three years.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used to fund any future acquisitions.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash provided from investing activities for the three months ended March 31, 2011 was approximately $454,000 compared with cash used of $35.1 million for the same period in fiscal 2010 due to the acquisition of Xenos in February 2010 which resulted in a cash payment of approximately $27.3 million. The remaining increase in cash provided primarily relates to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities: Cash provided by financing activities was $1.1 million for the three months ended March 31, 2011 compared to $7.9 million provided by financing activities during the same period in fiscal 2010. This decrease in cash provided was due to additional borrowings under the Company’s credit facility last year which resulted in approximately $10 million of additional cashflows, partially offset by $5 million in share buybacks. We also generated lower proceeds from the exercise of employee stock options during the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010.

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of March 31, 2011, we held an aggregate of approximately $60.2 million in cash, cash equivalents and investments in North America and an aggregate of $22.7 million in foreign accounts. Funds in foreign accounts are primarily generated from revenue outside North America and are used to fund overseas operations.

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

Contractual Obligations and Commercial Commitments

General

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our consolidated financial position or results of operations. However, expenses associated with certain legal actions could result in increased operating expenses that may adversely impact the Company’s future operating results and cashflows.

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this credit facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this credit facility to complete the acquisition of Xenos, which was completed on February 1, 2010. As of March 31, 2011, the Company owed $40 million on the credit facility. There are no minimum pay-down requirements under the terms of this credit facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1 million was paid as of March 31, 2011. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary of the date of the Credit Agreement, which will be in November 2011. These costs are being capitalized and amortized over four years in the Company’s Consolidated Balance Sheet as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement is for a period of four years and is scheduled to expire on November 3, 2012.

As of March 31, 2011, the remaining balance available under the revolving credit facility was approximately $10 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of March 31, 2011, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company was in compliance with the covenants at March 31, 2011. The Company is required to make interest payments and pay an unused commitment fee on a monthly basis. The Company incurred approximately $327,000 of interest expense on the utilized portion of the credit facility in the first three months of fiscal 2011 compared with $332,000 in fiscal 2010. Unused line fees and amortized debt issuance costs remained unchanged at approximately $85,000 for the first quarter of fiscal 2011 compared to first quarter of fiscal 2010.

The Credit Agreement contains covenants, which, among other things, impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. In the event the Company does not meet the requirements specified above, a Triggering Event will be deemed to have occurred and the Company would be required to maintain the two financial covenants listed below:

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

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At March 31, 2011, the deferred rent liability balance totaled approximately $524,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $381,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $143,000 classified under other long term liabilities section of our consolidated balance sheet at March 31, 2011. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility will expire in May 2011 and this facility is being entirely subleased. Actuate also leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $860,000 in the first quarter of fiscal 2011 and approximately $874,000 in the first quarter of fiscal 2010.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$7,365	$3,742	$2,976	$647	$—
Interest and loan obligations (2)	42,296	1,480	40,816	—	—
Obligations for uncertain tax positions (3)	851	—	851	—	—

Total	$50,512	$5,222	$44,643	$647	$—

Contractual sublease proceeds	$106	$106	$—	$—	$—

(1)	Our future contractual obligations include minimum lease payments under operating leases at March 31, 2011. Of the remaining future minimum lease payments, approximately $500,000 is included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of March 31, 2011. Contractual sublease proceeds associated with these minimum lease payments total approximately $106,000 and are also included in restructuring liabilities on the Company’s Consolidated Balance Sheet as of March 31, 2011.
(2)	Includes estimated interest and commitment fees related to the revolving line of Credit Agreement with Wells Fargo Foothill.
(3)	Represents the tax liability associated with uncertain tax positions. See discussion on obligations for uncertain tax positions in Note 12 of our Notes to the Consolidated Financial Statements of our Form 10-K for fiscal year 2010 filed with the SEC on March 11, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first three months of fiscal years 2011 and 2010 we derived 20% of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized gains due to foreign exchange rate fluctuations was approximately $192,000 during the first three months of fiscal 2011 compared to losses of approximately $657,000 for the first three months of fiscal 2010. During the first quarter of fiscal 2011, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenues by approximately $130,000 when compared to the same period in the prior year while expenses were negatively impacted by approximately $230,000.

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

•

We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or (losses) before income taxes. These hypothetical results are summarized in the table below as of March 31, 2011:

Annual change in currency exchange (in thousands)
-15%	-10%	-5%	+5%	+10%	+15%
$(1,740)	$(1,160)	$(580)	$580	$1,160	$1,740

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Due to the nature of our investments, we believe that there is limited risk exposure.

We also have a $40.0 million loan with Wells Fargo Foothill which we used to partially fund our tender offer in the fourth quarter of 2009 and acquisition of Xenos in the first quarter of 2010. We performed a sensitivity analysis on the outstanding portion of this loan as of March 31, 2011. The analysis is based on an estimate of the hypothetical changes in annual interest expense that would result from an immediate increase/decrease in interest rates.

The analysis is shown as of March 31, 2011:

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

a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by the report as required by Rule 13a-15(b), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2010, we had reported a material weakness in our financial reporting related to our internal controls over the accuracy of the provision for income taxes. Please refer to Item 9A, Management’s Report on Internal Control over Financial Reporting, in our 2010 Annual Report.

The material weakness was as follows:

The Company did not maintain effective controls over the accuracy of the provision for income taxes. We did not maintain effective controls over the execution of tax provision because of a lack of resources with expertise in nonrecurring transactions. This material weakness resulted in a material error in our 2010 income tax provision, which was corrected prior to issuance of the Company’s 2010 consolidated financial statements.

(b) Changes in Internal Control over Financial Reporting in our Last Fiscal Quarter

To remediate the material weakness described above and enhance our internal control over financial reporting, we are currently enhancing our control environment and control activities intended to address the material weakness in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. During the three months ended March 31, 2011, we continued remediation initiatives, which are intended to address our material weakness in internal control over financial reporting, specifically continuing:

•	to work with an experienced third-party accounting firm in the preparation and analysis of our interim and annual income tax accounting.

•	to identify and analyze non-recurring transactions occurring during each accounting period to determine the appropriate accounting treatment for each non-recurring transaction.

Management believes these measures have had a positive effect on our internal control over financial reporting since December 31, 2010, and anticipates that these measures including our plan to hire an additional tax professional and implement additional enhanced review procedures will continue to have a positive impact on our internal control over financial reporting in future periods.

Notwithstanding such efforts, the material weakness related to the accuracy of the provision for income taxes described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. Management will consider the design and operating effectiveness of these controls and will make any additional changes management determines appropriate.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is engaged in certain legal actions arising in the ordinary course of business, including international employment litigation arising out of restructuring activities. Although there can be no assurance as to the outcome of such litigation, the Company believes that it has adequate legal defenses and that the ultimate outcome of any of these actions will not have a material effect on the Company’s financial position or results of operations. However, expenses associated with certain legal actions could result in increased operating expenses that may adversely impact the Company’s future operating results and cashflows.

Item 1A.	Risk Factors

Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing Actuate. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks, or the additional risks described in the preceding sentence, actually occur, our business, operating results or financial condition could be materially harmed. In such case, the trading price of our common stock could decline and you may lose all or part of your investment. Investors should also refer to the other information set forth in this Report on Form 10-K, including the financial statements and the notes thereto.

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

•

Customers’ desire to consolidate their purchases of Rich Information Applications, Performance Management, Business Intelligence or Print Stream software to one or a very small number of vendors from which a customer has already purchased software;

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

OUR DEBT COVENANTS IN OUR CREDIT AGREEMENT RESTRICT OUR FINANCIAL AND OPERATIONAL FLEXIBILITY.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 20%, 23% and 23% for the first quarter of fiscal years 2011, 2010 and 2009, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2011. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 28%, 31%, and 33% of total revenues from license fees for the first quarter of fiscal years 2011, 2010 and 2009, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. Xenos Group’s business in the United Kingdom relies on the sale and support of third party software as a significant component of its business. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

•

Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell Rich Internet Applications, Print Stream and Performance Management as separate products or include similar functionality with their applications or databases;

•

Competition from other software vendors and software development tool vendors including providers of open-source software products that may develop scalable Business Intelligence, Performance Management, Print Stream and Rich Information Applications products;

•

Competition from the IT departments of current or potential customers that may develop scalable Business Intelligence, Performance Management, Print Stream and Rich Information Applications products internally, which may be cheaper and more customized than the Company’s products; and

•

Competition from Eclipse BIRT. The Company expects that Eclipse BIRT, which is free, may in the short term cannibalize some smaller sales of its Business Intelligence and Rich Information Applications products.

Many of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources than it does. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing Business Intelligence, Performance Management, Print Stream and Rich Information Applications software products or significantly increase the functionality of their existing software products, either of which could result in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter the Business Intelligence, Performance Management, Print Stream and Rich Internet Applications software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm the Company’s business, operating results and financial condition.

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

IF THE MARKET FOR BUSINESS INTELLIGENCE, RICH INTERNET APPLICATIONS, PRINT STREAM AND PERFORMANCE MANAGEMENT SOFTWARE DOES NOT GROW AS THE COMPANY EXPECTS, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company cannot be certain that the market for Business Intelligence and Rich Information Applications, Print Stream and Performance Management software products will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for Business Intelligence and Rich Internet Applications, Print Stream and Performance Management software products declines, fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its Business Intelligence, Rich Information Applications, Print Stream and Performance Management related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about Business Intelligence, Rich Information Applications, Print Stream and Performance Management software and products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be materially harmed.

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

RENEWAL OF MAINTENANCE SERVICES ON OUR OLDER SOFTWARE SALES MAY DECLINE

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an annual basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting are ongoing. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and this assessment identified a material weakness in our internal control over financial reporting related to our income tax provision. This assessment identified ineffective execution of tax provision review controls because of lack of resources with expertise in non-recurring transactions. This material weakness resulted in a material error in our 2010 income tax provision, which was corrected prior to issuance of the Company’s 2010 consolidated financial statements. This material weakness is disclosed in Item 4 of this report.

The Company plans to remediate the material weakness described in Item 4 by implementing enhanced control environment and control activities intended to address the material weakness in its internal control over financial reporting and to remedy the ineffectiveness of its disclosure controls and procedures. During the three months ended March 31, 2011, the Company continued remediation initiatives, which are intended to address its material weakness in internal control over financial reporting, specifically continuing:

•	to work with an experienced third-party accounting firm in the preparation and analysis of its interim and annual income tax accounting,

•	to identify and analyze non-recurring transactions occurring during each accounting period to determine the appropriate accounting treatment for each non-recurring transaction.

Management believes these measures have had a positive effect on the Company’s internal control over financial reporting since December 31, 2010, and anticipates that these measures including management’s plan to hire an additional tax professional and implement additional enhanced review procedures will continue to have a positive impact on the Company’s internal control over financial reporting in future periods.

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

As a result of the complexities inherent in Business Intelligence, Rich Information Applications, Print Stream and Performance Management software, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company’s products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm the Company’s business, operating results and financial condition. If the Company fails to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, the Company’s business, operating results and financial condition would be harmed.

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

The Company has developed a BIRT open source product through its involvement in the Eclipse Foundation. The Company hopes that BIRT and a commercial version of BIRT will be widely adopted by Java developers and will result in such developers recommending to their employees and customers that they license the Company’s commercially available products. If BIRT does not achieve market acceptance and result in promoting sales of commercial products, the Company’s business, operating results and financial condition may be harmed.

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

THE COMPANY’S INTERNATIONAL OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS.

A substantial portion of the Company’s revenues are derived from international sales. International operations and sales are subject to a number of risks, any of which could harm the Company’s business, operating results and financial conditions. These risks include the following:

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

CERTAIN OF THE COMPANY’S CHARTER PROVISIONS AND DELAWARE LAW MAY PREVENT OR DETER A CHANGE IN CONTROL OF THE COMPANY.

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

WE HAVE SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE REQUIREMENTS.

On November 2, 2008, Actuate entered into a four year revolving line of credit agreement with Wells Fargo Foothill, LLC (“WFF”) as the arranger, administrative agent and lender (the “Credit Agreement”). The Credit Agreement was effective as of November 3, 2008. The Company used $30 million of the proceeds from the Credit Agreement in the tender offer it completed in December 2008 and for working capital, issuance of commercial and standby letters of credit, capital expenditures and other general corporate purposes. On February 1, 2010 we borrowed an additional $10 million under the Credit Agreement to fund the acquisition of Xenos. The acquisition was valued at approximately $34.3 million and was funded using a combination of cash reserves and borrowings available under the Credit Agreement. At March 31, 2011, our outstanding debt under the Credit Agreement was $40 million.

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

Item 6.	Exhibits

10.1	Amendment to the Actuate Software Corporation 1998 Equity Incentive Plan (as amended)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation
(Registrant)

Dated: May 6, 2011	By:	/S/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President,
Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)