Form 10-Q
period 2011-06-30
ACTUATE CORP
filed 2011-08-05
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of June 30, 2011
Common Stock, par value $.001 per share	47,183,153

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$45,780	$33,269
Short-term investments	9,143	46,055
Accounts receivable, net of allowances of $671 and $615 at June 30, 2011 and December 31, 2010, respectively	24,694	28,642
Other current assets	7,219	5,845

Total current assets	86,836	113,811
Property and equipment, net	2,480	3,126
Goodwill	46,424	46,424
Purchased intangibles	12,546	15,492
Non-current deferred tax assets	15,131	15,336
Other assets	1,233	1,442

	$164,650	$195,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,739	$1,589
Current portion of restructuring liabilities	334	1,285
Accrued compensation	5,087	5,950
Other accrued liabilities	5,457	5,051
Income taxes payable	—	2,030
Deferred revenue	44,592	44,600

Total current liabilities	57,209	60,505

Long-term liabilities:
Note payable	—	40,000
Other liabilities	60	268
Long-term deferred revenue	1,121	1,347
Long-term income taxes payable	746	889

Total long-term liabilities	1,927	42,504

Commitments and contingencies (Note 8)
Non-controlling interest in subsidiary	713	693

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 82,334,370 and 80,764,172 shares, respectively; outstanding 47,183,153 and 45,612,955 shares, respectively	47	46
Additional paid-in capital	200,656	192,048
Treasury stock, at cost; 35,151,217 shares	(137,335)	(137,335)
Accumulated other comprehensive income	3,203	1,200
Retained earnings	38,230	35,970

Total stockholders’ equity	104,801	91,929

	$164,650	$195,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
License fees	$12,442	$10,030	$24,099	$19,622
Services	21,296	20,260	41,727	39,742

Total revenues	33,738	30,290	65,826	59,364

Costs and expenses:
Cost of license fees	461	498	942	938
Cost of services	5,224	5,099	10,655	9,626
Sales and marketing	10,371	10,177	21,396	19,701
Research and development	6,269	6,348	12,650	12,270
General and administrative	5,304	7,389	10,738	14,372
Amortization of other purchased intangibles	359	461	718	822
Asset impairment	1,681	—	1,681	—
Restructuring charges	437	277	731	664

Total costs and expenses	30,106	30,249	59,511	58,393

Income from operations	3,632	41	6,315	971
Interest income and other income/(expense), net	(2,102)	(382)	(1,822)	(885)
Interest expense	(233)	(455)	(645)	(872)

Income (loss) before income taxes	1,297	(796)	3,848	(786)
Provision (benefit) for income taxes	716	(202)	1,588	(1,751)

Net income (loss)	$581	$(594)	$2,260	$965

Basic net income (loss) per share	$0.01	$(0.01)	$0.05	$0.02

Shares used in basic per share calculation	46,656	44,947	46,264	45,171

Diluted net income (loss) per share	$0.01	$(0.01)	$0.04	$0.02

Shares used in diluted per share calculation	51,049	44,947	50,648	49,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$2,260	$965
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense related to stock options and employee stock purchase plan	2,795	2,996
Excess tax benefit from exercise of stock options	(463)	(500)
Amortization of other purchased intangibles	1,265	1,388
Amortization of debt issuance cost	144	143
Depreciation	1,050	948
Change in valuation allowance on deferred tax assets	89	(1,652)
Impairment of intangible assets	1,681	—
Accretion/amortization on short-term debt securities	(408)	89
Realized gain on Auction Rate Securities (ARS)	—	(1,032)
Unrealized (gain)/loss on ARS	—	80
Realized loss on fair value of put option	—	1,032
Unrealized (gain)/loss on fair value of put option	—	(93)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net of allowance	3,948	14,935
Other current assets	(213)	3,201
Accounts payable	87	(950)
Accrued compensation	(863)	(371)
Other accrued liabilities	406	(3,161)
Deferred tax assets, net of liabilities	111	331
Income taxes receivable	(776)	333
Income taxes payable	(1,877)	(789)
Other deferred liabilities	(208)	(184)
Restructuring liabilities	(977)	(872)
Deferred revenue	(234)	(4,777)

Net cash provided by operating activities	7,817	12,060

Investing activities
Purchases of property and equipment	(341)	(462)
Proceeds from sale and maturity of investments	57,365	12,588
Purchases of short-term investments	(20,057)	(15,274)
Acquisition of Xenos Group Inc., net of cash acquired	—	(27,343)
Proceeds from security deposits and other	92	(237)

Net cash provided by (used in) investing activities	37,059	(30,728)

Financing activities
Repayment of long term debt	(40,000)	—
Proceeds from the Credit Facility, net of issuance cost	—	9,986
Excess tax benefit from exercise of stock options	463	500
Proceeds from issuance of common stock	5,158	2,960
Stock repurchases	—	(9,999)

Net cash provided by (used in) financing activities	(34,379)	3,447
Effect of exchange rates on cash and cash equivalents	2,014	(496)

Net increase/(decrease) in cash and cash equivalents	12,511	(15,717)
Cash and cash equivalents at the beginning of the period	33,269	53,173

Cash and cash equivalents at the end of the period	$45,780	$37,456

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

As of June 30, 2011, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000. Actuate Japan’s financial results are reflected in revenue, cost of revenue and expense categories in the consolidated statement of operations.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 8 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit reflected in the Condensed Consolidated Statements of Operations in connection with stock options, restricted stock units and the Employee Stock Purchase Plan (“ESPP”) for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Stock options	$1,214	$1,334	$2,620	$2,575
Restricted stock units	229	104	414	170
ESPP	264	114	488	251

Total share-based compensation	$1,707	$1,552	$3,522	$2,996

Income tax benefit	$500	$508	$1,038	$985

Included in the total share-based compensation for the three and six months ending June 30, 2011 are approximately $131,000 and $727,000 of stock based compensation classified as liability based awards.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the six months ended June 30, 2011 and 2010 are as follows:

	Options		ESPP
	Six Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Volatility	53.88 – 54.28%	54.17 – 54.73%	42.34%	40.15%
Expected term (years)	5.62 – 5.69	5.66 – 5.71	1.25	1.25
Risk free interest rate	1.76 – 2.21%	2.125 – 2.25%	0.27%	0.35%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	2%	2%	N/A	N/A

Effective January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over four years with annual cliff vesting and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 1:1 for each restricted stock unit granted, and an equivalent of 1 share will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of June 30, 2011, a total of 433,750 and 384,687 RSUs were granted and outstanding, respectively, to the Company’s senior management and non-employee Board of Directors. As of June 30, 2010, a total of 188,750 RSUs were granted and outstanding to the Company’s senior management and non-employee Board of Directors.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In February 2011, the Board of Directors approved the acceleration of 333,333 stock options that had been previously granted to a senior executive that had recently passed away. In addition, the exercise terms for these accelerated options along with 129,167 of vested options were extended from one to two years. As such, the full fair value of these options was measured as of the modification date and fully expensed at that time. Since there was no longer a performance obligation at the date of modification associated with these options, an alternate classification and accounting under GAAP was required. As a result, these accelerated options were to be measured and classified as liability rather than equity. Accordingly, at the end of each quarter, we calculate the revised fair value of these options and recognize any corresponding gain or loss to income. We will continue this accounting treatment until these options are fully exercised. Included in the total share-based compensation for the three and six months ending June 30, 2011 are approximately $131,000 and $727,000 of stock based compensation classified as liability based awards.

Net Income (Loss) Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-average common shares outstanding	46,656	44,947	46,264	45,171
Weighted-average dilutive common equivalent shares under the treasury stock method	4,393	—	4,384	4,310

Weighted-average common shares used in computing diluted net income (loss) per share	51,049	44,947	50,648	49,481

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 4,276,729 and 4,269,166 in the three and six months ended June 30, 2011, respectively. No restricted stock units were excluded from the diluted earnings per share computation as they were all dilutive for the three and six months ended June 30, 2011. All outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share in the three months ended June 30, 2010, because all such stock options are anti-dilutive. In the three and six months ended June 30, 2010, the Company excluded 17,103,995 and 6,282,250 stock options from its calculation of weighted-average common shares used in computing dilutive net income (loss) per share. Such stock options, had they been dilutive, would have been included in the computation of diluted net income per share.

The weighted average exercise price of excluded stock options was $5.85 and $5.89 for the three and six months ended June 30, 2011, respectively. The weighted average exercise price of excluded stock options was $3.97 and $5.85 for the three and six months ended June 30, 2010, respectively.

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

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We continue to believe there is sufficient evidence to support the utilization of certain deferred tax assets. If sufficient positive evidence exists and it is more likely than not that the benefit will be realized with respect to the remaining deferred tax assets, we will release the valuation allowance. This adjustment to the valuation allowance would decrease tax expense. During the second quarter of fiscal 2011, we released a valuation allowance totaling approximately $7,000 related to the German deferred tax assets. Likewise, if there is a reduction in the projection of future U.S. and foreign income, we may need to increase the valuation allowance. Any increase in the valuation allowance would increase tax expense in the period such a determination was made.

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. The Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

Sales Taxes

The Company presents its revenues net of sales tax in its Condensed Consolidated Statements of Operations.

Comprehensive Income (loss)

Other comprehensive income (loss) includes currency translation adjustments and unrealized gain (loss) on investments that are not included in net income, but rather are recorded directly in stockholders’ equity. Comprehensive income (loss) during the three and six months ended June 30, 2011 and 2010 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$581	$(594)	$2,260	$965
Foreign currency translation gain (loss)	1,539	(435)	2,014	(496)
Unrealized loss on investments	(13)	(2)	(11)	(38)

Total comprehensive income (loss)	$2,107	$(1,031)	$4,263	$431

The Company recorded approximately $1.5 million and $2 million in foreign currency translation gains in the second quarter and the first half of fiscal 2011, respectively. These gains related primarily to the translation and consolidation of its European operations. These gains were significantly higher during the second quarter and the first half of fiscal 2011 as compared to the losses reported in fiscal 2010 due primarily to the strength of the Swiss Franc against the U.S. Dollar during fiscal 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Correction of immaterial errors in current financial statements

During the second quarter of 2011, the Company adjusted its accounting for foreign exchange revaluation of a non-monetary liability, resulting in a current quarter expense before tax of approximately $173,000. The adjustment affects the Interest Income and Other Income/(Expense), Net line item in the Consolidated Statements of Operations for the quarter ended June 30, 2011. Management evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was immaterial to the current and prior periods. The Company has not revised the accompanying historical consolidated financial statements.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In-process research and development—In-process research and development (“IPR&D”) represents the fair value of a development project that was underway at Xenos and was not yet completed as of the date of the acquisition. At the date of the acquisition the development team was still in the final stages of development and was in the process of performing final fixes to the software and finalizing minor functionality. The estimated fair value was determined by estimating the net cash flows expected to be generated from the project and discounting the net cash flows to their present value. The underlying product was released on June 28, 2010 and the fair value of this intangible asset was amortized on a straight-line basis over the respective estimated useful life of seven years beginning July 2010. During the second quarter of 2011, the Company recorded $1.7 million of in-process research and development (“IPR&D”) impairment charges related to this project. This impairment was deemed necessary due to the fact that changes in circumstances indicated to management that the carrying value of the IPR&D may not be recoverable. Based on an analysis of historical sales of the product since its release in the second quarter of fiscal 2010, as well as the calculation of a discounted cash flow analysis projecting expected cash flows through the remaining useful life of the product, it was determined that the IPR&D balance should be impaired down to zero.

Goodwill— Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant.

3. Investment in Actuate Japan

Non-controlling (minority) Interest—The minority shareholder of Actuate Japan has a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company has the option to call the Non-controlling interest. The redeemable non-controlling interest as of June 30, 2011 was approximately 12% of the total equity interest. If the non-controlling interest shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $713,000 to purchase these shares. The Company measures and discloses a redeemable non-controlling interest in accordance with the policy discussed above at the calculated redemption value of the put option embedded in the non-controlling interest. The non-controlling shareholder is also a distributor of Actuate products in Japan, although the volume of revenues sold through this distributor has historically been immaterial to Actuate Corporation. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. Although the Company plans to maintain and expand our selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan is not expected to be significant in the near future. As of the date of this filing, the remaining non-controlling shareholder has not notified the Company of any intent to exercise its put option.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Fair Value Measurements

The Company adheres to FASB’s authoritative guidance related to the fair value measurements of assets and liabilities. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and other current liabilities the carrying amounts approximate their fair value due to the relatively short maturity of these balances. The Company also believes that the carrying value of its note payable approximates fair value as the interest rate on this note is based on a floating market rate.

The Company has assets that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2—Valuations based on inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets Measured at Fair Value on a Recurring Basis

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of June 30, 2011
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$13,578	$13,578	$—	$—
Term deposits (1)	1,342	1,342	—	—
Commercial paper (3)	2,998	—	2,998	—
Corporate bonds (2)	8,407	—	8,407	—
Federal and municipal obligations (2)	1,001	—	1,001	—

	$27,326	$14,920	$12,406	$—

	Fair value of investments as of December 31, 2010
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$7,319	$7,319	$—	$—
Term deposits (1)	5,056	5,056	—	—
Commercial paper (3)	17,486	—	17,486	—
Corporate bonds (2)	28,071	—	28,071	—
Federal and municipal obligations (2)	1,998	—	1,998	—

	$59,930	$12,375	$47,555	$—

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets.
(2)	Of these amounts, approximately $1.3 million was included in cash and cash equivalents at June 30, 2011, and the remainder was included in short-term investments in the Company’s condensed consolidated balance sheets.
(3)	Of these amounts, approximately $2 million and $1.5 million were included in cash and cash equivalents at June 30, 2011 and December 31, 2010, respectively, and the remainder was included in short-term investments in the Company’s condensed consolidated balance sheets.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s cash, cash equivalents, and short-term investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at June 30, 2011
Classified as cash and cash equivalents:
Cash	$27,597	$—	$—	$27,597
Term deposits	1,342	—	—	1,342
Money market funds	13,578	—	—	13,578
Commercial paper (4)	2,000	—	(1)	1,999
Corporate bonds (4)	1,265	—	(1)	1,264

	45,782	—	(2)	45,780
Classified as short-term investments:
Commercial paper (4)	1,000	—	(1)	999
Corporate bonds (4)	7,145	8	(10)	7,143
Federal and municipal obligations	1,001	—	—	1,001

	9,146	8	(11)	9,143

Total	$54,928	$8	$(13)	$54,923

(4)	Securities totaling approximately $9.4 million were in an unrealized loss position at June 30, 2011. None of these securities were in a continuous unrealized loss position for greater than 12 months.

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2010
Classified as cash and cash equivalents:
Cash	$19,394	$—	$—	$19,394
Term deposits	5,056	—	—	5,056
Money market funds	7,319	—	—	7,319
Commercial paper	1,500	—	—	1,500

	33,269	—	—	33,269
Classified as short-term investments:
Commercial paper (4)	15,989	2	(5)	15,986
Corporate bonds	28,059	47	(35)	28,071
Federal and municipal obligations	2,000	—	(2)	1,998

	46,048	49	(42)	46,055

Total	$79,317	$49	$(42)	$79,324

(4)	Securities totaling approximately $15 million were in an unrealized loss position at December 31, 2010. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. At June 30, 2011, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

Assets Measured at Fair Value on a Nonrecurring Basis

The fair value of other identifiable intangible assets is based on detailed valuations using the income approach. Other intangible assets consist of purchased technology and patents, customer lists and relationships, distribution agreements, and trademarks, all of which are amortized using the straight-line method over their estimated useful lives, ranging from 5 to 7 years. The Company reviews other intangible assets for impairment as changes in circumstance or the occurrence of events suggest the carrying value may not be recoverable. During the second quarter of fiscal 2011, the Company recorded $1.7 million of in-process research and development (“IPR&D”) impairment charges. The Company had previously recorded IPR&D representing the fair value of a project that was underway at Xenos at the time of acquisition. The product underlying this IPR&D item was released on June 28, 2010 and the fair value of this intangible asset was amortized on a straight-line basis over the respective estimated useful life of seven years beginning July 2010. During the second quarter of 2011, the Company deemed that it was necessary to impair this IPR&D due to the fact that changes in circumstances indicated to management that the carrying value of the IPR&D was not recoverable. Accordingly, the Company used level 3 inputs to measure the fair value associated with this IPR&D. Based on an analysis of historical sales of the product since its release in the second quarter of fiscal 2010, as well as the calculation of a discounted cash flow analysis projecting expected cash flows through the remaining useful life of the product, it was determined that the IPR&D balance should be impaired down to zero.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the second quarter of fiscal 2011, we implemented a plan to restructure parts of our North America product development and global sales and marketing operations in order to align our cost structure with our current business plan. As a result of the restructuring program, we reduced our global workforce by 26 positions and recorded $720,000 of restructuring charges related to employee severance arrangements. In addition to these charges, we reversed approximately $283,000 of a previously accrued severance liability. This severance liability was initially recorded in December 2004 in connection with litigation related to a previous reduction in work force in Europe. A recent risk assessment rendered by management has indicated that the Company maintains adequate legal defenses and further settlement payments are no longer a significant risk. Accordingly, this liability was reversed at the end of the second quarter of fiscal 2011.

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

The following table summarizes the restructuring accrual activity during the six months ended June 30, 2011 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2010	$654	$631	$1,285
Restructuring charges	606	125	731
Cash payments, net of rents collected on sublease for Q1	(425)	(339)	(764)
Cash payments, net of rents collected on sublease for Q2	(650)	(322)	(972)
Reclassified as a long-term asset (1)	—	26	26
Adjustments (2)	28	—	28

Balance at June 30, 2011	213	121	334
Less: current portion	(213)	(121)	(334)

Long-term balance at June 30, 2011	$—	$—	$—

(1)	The adjustment represents the long-term portion of the estimated operating expenses reimbursable to Actuate under its South San Francisco facility sublease agreement. This reimbursable expense was initially reclassified out of the restructuring accrual and into long-term assets in fiscal 2010.
(2)	Adjustments mainly reflect the impact of foreign currency translation.

6. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
North America	$25,810	$24,595	$51,358	$46,895
Europe	5,710	4,664	10,800	10,347
Asia Pacific and others	2,218	1,031	3,668	2,122

	$33,738	$30,290	$65,826	$59,364

As of June 30, 2011, we operated solely in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. There were no customers that accounted for more than 10% of total revenues in the three months ended June 30, 2011 or 2010. There was no single customer that accounted for more than 10% of total revenues in the six months ended June 30, 2011 or 2010.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with the authoritative guidance issued by the FASB on accounting and reporting for acquired goodwill and other intangible assets, the Company performs its annual impairment test of goodwill on October 1 of each year. The Company’s goodwill balance of $46.4 million was unchanged at June 30, 2011 when compared to the balance reported at the end of fiscal year 2010.

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	June 30, 2011				December 31, 2010
	Gross Carrying Amount	Write-offs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$22,030	$—	$(15,625)	$6,405	$22,030	$(15,051)	$6,979
Purchased technologies	15,659	—	(9,552)	6,107	15,659	(9,005)	6,654
IPR&D	1,961	(1,681)	(280)	—	1,961	(140)	1,821
Leases	47	—	(13)	34	47	(9)	38

	$39,697	$(1,681)	$(25,470)	$12,546	$39,697	$(24,205)	$15,492

IPR&D represents the fair value of a project that was underway at Xenos at the time of acquisition. The product underlying this IPR&D item was released on June 28, 2010 and the fair value of this intangible asset was amortized on a straight-line basis over the respective estimated useful life of seven years beginning July 2010. During the second quarter of 2011, the Company recorded $1.7 million of in-process research and development (“IPR&D”) impairment charges related to this project. This impairment was deemed necessary due to the fact that changes in circumstances indicated to management that the carrying value of the IPR&D may not be recoverable. Based on an analysis of historical sales of the product since its release in the second quarter of fiscal 2010, as well as the calculation of a discounted cash flow analysis projecting expected cash flows through the remaining useful life of the product, it was determined that the IPR&D balance should be impaired down to zero.

Amortization expense of purchased technology and other intangible assets was approximately $632,000 and $789,000 for the quarters ended June 30, 2011 and 2010, respectively. Of this total, approximately $273,000 and $328,000 was related to the amortization of purchased technology. Amortization expense of purchased intangible assets was approximately $1.3 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively. Of this total, approximately $547,000 and $566,000 was related to the amortization of purchased technologies. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2011 (remainder of year)	$1,124
2012	2,250
2013	2,250
2014	2,250
2015 and thereafter	4,672

$12,546

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this Credit Facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this Credit Facility to complete the acquisition of Xenos, which was completed on February 1, 2010. There are no minimum pay-down requirements under the terms of this Credit Facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1 million was paid as of June 30, 2011. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary of the date of the Credit Agreement, which will be in November 2011. These costs are being capitalized and amortized over four years in the Company’s Consolidated Balance Sheet as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement is for a period of four years and is scheduled to expire on November 3, 2012.

In May 2011 the company paid down the outstanding balance on its revolving line of credit. The Company used $40 million in cash and short-term investments in order to pay down this outstanding debt. As of June 30, 2011, there was no balance owed on this Credit Facility and the balance available under the revolving Credit Facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of June 30, 2011, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company was in compliance with these covenants at June 30, 2011. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line or a monthly basis.

The following table represents costs related to our Credit Facility with Wells Fargo Financial (“WFF”) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense	$115	$333	$441	$646
Amortization of debt issuance costs	72	71	144	143
Unused line fees	45	13	58	30

	$232	$417	$643	$819

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

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At June 30, 2011, the deferred rent liability balance totaled approximately $430,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $394,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $36,000 classified

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

under other long term liabilities section of our consolidated balance sheet at June 30, 2011. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal 2007. Actuate also had been leasing an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this facility expired in May 2011. This facility was entirely subleased through the end of its leased life. Actuate also leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $862,000 and approximately $1.7 million in the second quarter and the first half of fiscal 2011, respectively, and approximately $874,000 and approximately $1.8 million in the second quarter and the first half of fiscal 2010, respectively.

Equity Incentive Plans

An individual who first joins the Board of Directors as a non-employee director is awarded an option to purchase 25,000 shares of the Company’s Common Stock and a restricted stock unit award (“RSU”) covering 12,500 shares of the Company’s Common Stock. These options and RSUs each have a four year vesting period tied to continued Board service. Each option has an exercise price equal to the closing price of the Company’s Common Stock on the day of the grant, and 25% will vest upon the non-employee directors’ continued Board service through the first anniversary of the award date and on an equal, monthly basis over the next 3 years of service thereafter. The first 25% of each restricted stock unit award will vest 13 months following the award date and the remainder will vest in a series of three successive equal annual installments on each of the second, third and fourth anniversaries of the award date, provided that the non-employee director continues in Board service through each such vesting date. Each non-employee director receiving an initial 12,500-share RSU award is given the opportunity to elect to defer the receipt of the shares of Actuate Common Stock that vest and become issuable pursuant to the initial RSU award. If a non-employee director makes a timely deferral election, then the shares of Actuate Common Stock in which he or she vests under the initial RSU award will be issued upon his termination of Board service. In the absence of an effective deferral election, any shares of the Company’s Common Stock in which the non-employee director vests under the initial RSU award will be issued as those shares vest.

Each continuing non-employee director is awarded an option to purchase 16,000 shares of the Company’s Common Stock and a RSU award covering 8,000 shares of the Company’s Common Stock at each annual stockholders meeting. Each option has an exercise price equal to the closing price of Actuate’s Common Stock on the day of the grant, and will vest upon the non-employee director’s continued Board service through the first anniversary of the award date. Each restricted stock unit award granted to a continuing non-employee director will vest upon the non-employee director’s continued Board service through the first anniversary of the award date. Before the start of each calendar year, each of our non-employee directors is given the opportunity to elect to defer the receipt of any or all of the shares of Actuate Common Stock that vest and become issuable pursuant to the restricted stock unit award to be made to such non-employee director at the next annual stockholders meeting. If a non-employee director makes a timely deferral election, then the shares of Actuate Common Stock in which he or she vests under the RSU award will be issued upon his termination of Board service. In the absence of an effective deferral election, any shares of the Company’s Common Stock in which the non-employee director vests under the RSU award will be issued as those shares vest.

Each restricted stock unit award and each option award granted to a new or continuing non-employee director will vest in full on an accelerated basis upon (i) an approved acquisition of the Company by merger or consolidation, (ii) a sale of all or substantially all of the Company’s assets, (iii) the successful completion of a tender or exchange offer for securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities, or (iv) the death or disability of the optionee while serving as a member of the Board of Directors. Each restricted stock unit that vests will entitle the recipient to one share of the Company’s common stock on the designated issuance date for that share. All grants are made under the 1998 Plan.

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

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 30,854,206 as of June 30, 2011.

The weighted average grant date fair value of options granted during the quarter ended June 30, 2011 was $2.72 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended June 30, 2011 was $2.0 million.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.78-$1.49	3,004,636	1.67 years	$1.49	3,004,636	$1.49
$1.56-$2.99	1,607,511	3.13 years	$2.63	1,603,686	$2.63
$3.00-$3.59	2,162,512	5.92 years	$3.55	1,620,961	$3.55
$3.63-$4.60	1,360,803	3.86 years	$4.07	1,072,700	$4.09
$4.63-$5.10	1,886,932	6.55 years	$4.80	1,001,188	$4.79
$5.11-$5.43	1,946,604	6.35 years	$5.16	1,547,457	$5.13
$5.44-$6.06	1,683,206	9.27 years	$5.49	96,103	$5.60
$6.10-$8.56	1,920,578	5.58 years	$6.30	1,703,557	$6.32

$0.78-$8.56	15,572,782	5.08 years	$4.00	11,650,288	$3.68

	June 30, 2011	June 30, 2010
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	15,468,832	16,878,648
Aggregate intrinsic value (in thousands)	$29,530	$16,450
Weighted average exercise price per share	$4.00	$3.96
Weighted average remaining contractual term (in years)	5.06	5.57
Options Exercisable
Options currently exercisable	11,650,288	12,108,887
Aggregate intrinsic value of currently exercisable options (in thousands)	$26,091	$15,241
Weighted average exercise price per share	$3.68	$3.64
Weighted average remaining contractual term (in years)	3.94	4.44

As of June 30, 2011, the number of shares reserved for future grants under all option plans was 14,896,737. The number of shares available for future purchase under the Purchase Plan was 1,936,875.

Summary of Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2011:

RSU Activity during FY 2011
Beginning outstanding balance as of December 31, 2010:	182,500
Awarded	232,500
Released	(5,251)
Forfeited	(25,062)

Ending outstanding balance as of June 30, 2011:	384,687

The weighted average grant date fair value of restricted stock units granted during the quarter ended June 30, 2011 was $5.47 per unit.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	384,687	1.77	$2,250
Restricted stock units vested and expected to vest (1)	373,181	1.75	$1,860
Restricted stock units vested and deferred	55,250	—	$323

(1)	Net of expected forfeitures

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Maintenance and support	$41,747	$43,209
Other	3,966	2,738

	45,713	$45,947
Less: current portion	(44,592)	(44,600)

Long-term deferred revenue	$1,121	$1,347

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

Other deferred revenue consists of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the American Institute of Certified Public Accountants (“AICPA”) guidance related to accounting for software revenue recognition and are, therefore, deferred until all revenue recognition criteria have been met.

10. Subsequent Events

In July 2011, a former employee in Europe resigned and filed a claim against the Company related to constructive termination. The Company believes that the majority of these claims are unfounded and that the probability of payout is low. Furthermore, if a judgment was enforced, it is unclear what the payout would be.

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

Despite the recent global recession, we have achieved profitability and positive cash flows in the recent quarters. Nevertheless, our business model and longer-term financial results are not immune to a sustained economic downturn. For example, the recent domestic and global economic downturn resulted in reduced demand for information technology, including enterprise software and services. Although we anticipate an improved environment, the direction and relative strength of the global economy continues to be uncertain and makes it difficult for us to forecast operating results and to make decisions about future investments. Information technology spending has historically declined as general economic and market conditions worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. If these economic conditions return, it could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services. Furthermore, a significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions have adversely impacted the financial services industry over the past several years. Although we anticipate an improved environment, if this adverse trend were to continue, it would likely have a material adverse effect on the Company’s business, financial condition and results of operations.

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

For the remainder of fiscal 2011, we currently plan to continue to pursue the strategic initiatives to improve revenue growth driven by BIRT, initiatives related to Performance Management, and pursuing opportunities related to traditional Xenos markets, which we acquired in 2010. These initiatives are as follows:

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

	Three Months Ended June 30, (in thousands except per share data)
	2011	2010	$ Change	% Change
Financial summary
Total revenues	$33,738	$30,290	$3,448	11%

Total operating expenses	30,106	30,249	(143)	—%

Income from operations	3,632	41	3,591	N/A
Operating margins	11%	—%	11%	N/A

Net income (loss)	$581	$(594)	$1,175	198%

Diluted net income (loss) per share	$0.01	$(0.01)	$0.02	200%

Shares used in diluted per share calculation	51,409	44,947

Financial performance summary for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010:

•	Increase in license revenues of 24% or approximately $2.4 million due to continued improvement in BIRT related product sales.

•

Increase in services revenues of 5% or $1 million due to higher maintenance and support revenues driven by improving license bookings over the past four consecutive quarters and slight improvement in our maintenance renewal decline rate.

•

Our operating expenses remained flat year over year. However, fiscal 2011 includes a one-time asset impairment charge of approximately $1.7 million related to the write down of Xenos IPR&D. Excluding this one-time charge, our operating expenses decreased by approximately 6%. This decrease was primarily the result of lower legal expenses related to the contract compliance matter with Oracle Corporation which we settled in June of 2010.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
License fees	37%	33%	37%	33%
Services	63	67	63	67

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	1	2	1	2
Cost of services	15	17	16	16
Sales and marketing	31	33	33	33
Research and development	19	21	19	21
General and administrative	16	24	16	24
Amortization of other purchased intangibles	1	2	1	1
Asset impairment	5	—	3	—
Restructuring charges	1	1	1	1

Total costs and expenses	89	100	90	98

Income from operations	11	—	10	2
Interest income and other income/(expense), net	(6)	(1)	(3)	(2)
Interest expense	(1)	(2)	(1)	(1)

Income (loss) before income taxes	4	(3)	6	(1)
Provision (benefit) for income taxes	2	(1)	3	(3)

Net income (loss)	2%	(2)%	3%	2%

Revenues

Our revenues are derived from license fees and services. Our services revenues include software maintenance and support, professional consulting and training. Our total revenues increased 11% from $30.3 million for the quarter ended June 30, 2010 to $33.7 million for the quarter ended June 30, 2011. We experienced revenue growth in North America of 5% or $1.2 million and 39% or $2.2 million in international regions.

Our maintenance revenue increased due to four consecutive quarters of improving license and first year maintenance bookings as well as slight improvement in our maintenance renewal decline rate. Also, our prior year second quarter services revenues were negatively impacted due to the fact that certain revenue could not be recognized due to the impact of purchase accounting on the acquired Xenos Group maintenance revenue contracts. Offsetting this increase was lower professional services revenues which continue to be adversely impacted due to the adoption of BIRT-based projects by our customers. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products.

Sales outside of North America were $7.9 million or 24% of total revenues for the second quarter of fiscal 2011, compared to $5.7 million, or 19% of total revenues for the second quarter of fiscal 2010. As a result of fluctuations in foreign currency exchange rates, our total revenues were positively impacted by approximately $600,000 during the second quarter of fiscal 2011.

For the first half of fiscal year 2011, the changes and the underlying reasons for those changes in the various components of our revenues were similar to those experienced during the quarter as noted above. Revenues outside of North America increased by 16% from $12.5 million in the first half of fiscal 2010 to approximately $14.5 million in the first half of fiscal 2011 while North America revenues showed an increase of 10% or approximately $4.5 million. The international revenues represented 22% of our total revenues versus 21% in the same period last year. For the year, approximately $730,000 of the international revenues was attributable to favorable exchange rate fluctuations on revenue transactions denominated in foreign currencies.

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Revenues
License fees	$12,442	$10,030	$2,412	24%	$24,099	$19,622	$4,477	23%
Services	21,296	20,260	1,036	5%	41,727	39,742	1,985	5%

Total Revenues	$33,738	$30,290	$3,448	11%	$65,826	$59,364	$6,462	11%

% of Revenue
License fees	37%	33%			37%	33%
Services	63%	67%			63%	67%

Total Revenues	100%	100%			100%	100%

License fees. The increase in license revenues for the second quarter of fiscal 2011 over the same period in the prior year was due to improved demand in North America and across International regions. License revenues in North America increased by 14% or approximately $1.2 million as we continue to experience increased customer demand for our BIRT-based products. We also experienced similar positive trends in Europe and Asia Pacific regions as combined license sales increased 92% or $1.2 million during the second quarter of fiscal 2011. During the second quarter of fiscal 2011, we completed two license transactions greater than $1 million and closed transactions greater than $100,000 with 57 customers. During the same period last year we completed two license transactions greater than $1 million and closed transactions greater than $100,000 with 60 customers.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
License Revenues
North America	$9,960	$8,734	$1,226	14%	$19,707	$15,858	$3,849	24%
Europe	1,342	947	395	42%	2,646	3,018	(372)	(12)%
APAC	1,140	349	791	227%	1,746	746	1,000	134%

Total	$12,442	$10,030	$2,412	24%	$24,099	$19,622	$4,477	23%

% of total revenue	37%	33%			37%	33%

Services. Services revenue is comprised of maintenance and support, professional services, and training. The 5% increase in services revenues was driven primarily by improvements in our maintenance revenue stream due to improving license bookings experienced over the past four consecutive quarters. We also experienced slight improvements in our maintenance renewal decline rate. Also, our prior year second quarter services revenues were negatively impacted due to the fact that certain revenue could not be recognized due to the impact of purchase accounting on the acquired Xenos Group maintenance revenue contracts. International service revenues increased during the second quarter of 2011 mainly because we recorded a maintenance transaction in Asia Pacific with a customer who was out of compliance with their agreement and accordingly was required to pay back maintenance. Service revenues were also positively impacted by currency exchange rate fluctuations in Europe. Offsetting these increases was lower professional services revenues, which continue to be adversely impacted mainly due to the adoption of BIRT-based projects by our customers. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products.

By region, North America accounted for approximately 74% of the total services revenue in the second quarter of fiscal 2011 while the Europe and Asia Pacific regions accounted for 21% and 5% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 78% of the total services revenue while the Europe and Asia Pacific regions accounted for 18% and 4% of the total services revenues, respectively.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Services Revenues
North America	$15,850	$15,861	$(11)	—%	$31,651	$31,037	$614	2%
Europe	4,368	3,717	651	18%	8,154	7,329	825	11%
APAC	1,078	682	396	58%	1,922	1,376	546	40%

Total Services	$21,296	$20,260	$1,036	5%	$41,727	$39,742	$1,985	5%

% of total revenue	63%	67%			63%	67%

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Cost of license fees	$461	$498	$(37)	(7)%	$942	$938	$4	—%
% of license revenue	4%	5%			4%	5%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in cost of license fees in absolute dollars for the second quarter and first six months of fiscal 2011, compared to the corresponding period was not significant. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 5% and 6% of revenues from license fees for the remainder of fiscal 2011.

Cost of services

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Cost of services	$5,224	$5,099	$125	2%	$10,655	$9,626	$1,029	11%
% of services revenue	25%	25%			26%	24%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The increase in cost of services for the second quarter of fiscal 2011, compared to the prior year was primarily driven by higher service revenues in the second quarter of 2011.

For the six months ended June 30, 2011, the increase was due to the timing of the acquisition of Xenos in February 2010, which resulted in five months of expenses in the first half of fiscal 2010 compared with six months of expenses incurred in the first half of fiscal 2011. Bonus and equity compensation increased due to Board authorized acceleration of options and payment of a bonus to the estate of our former senior executive who passed away in December of 2010. In additions, we experienced increased third party consulting fees due to a significant customer migration project in the first quarter of 2011, which placed a higher demand on our professional services partners as we lacked sufficient internal Actuate resources to meet the customer dates. We also experienced increase in expenses related to our compliance group, which is an internal organization established to monitor and ensure that our customers remain in full compliance with the provisions of their respective licensing agreements with Actuate. Currently we expect our cost of services expenses as a percentage of total services revenues to be in the range of 24% to 26% of total services revenues for the remainder of fiscal 2011.

Sales and marketing

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Sales and marketing	$10,371	$10,177	$194	2%	$21,396	$19,701	$1,695	9%
% of total revenue	31%	33%			33%	33%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Our sales and marketing expense increased compared to the corresponding period in the prior year as a result of higher overall compensation related expenses.

For the six months ended June 30, 2011, the increase was due to the timing of the acquisition of Xenos in February 2010 which resulted in five months of Xenos expenses in the first half of fiscal 2010 compared with six months of expenses incurred in the first half of fiscal 2011. In addition, salaries, benefits, stock-based compensation and employee travel combined to account for approximately $1.4 million of the increase in the first half of fiscal 2011 expenses. The increase in salaries was due to a 7% increase in our average year-to-date sales and marketing headcount from 152 at the end of the second quarter of 2010 to 162 at the end of the second quarter 2011. Annual merit increases also contributed to higher salaries expenses during the quarter. Marketing program expenses increased by approximately $240,000 mainly due to the use of onsite vendors for webinars and web marketing for conference sponsorships. We also experienced an increase in recruiting costs during the first six months of fiscal 2011. We currently expect our sales and marketing expenses as a percentage of total revenues to increase for the remainder of fiscal 2011 as we will add new sales headcount to supplement higher sales generating capacity.

Research and development

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Research and development	$6,269	$6,348	$(79)	(1)%	$12,650	$12,270	$380	3%
% of total revenue	19%	21%			19%	21%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. Our research and development expenses did not change significantly in the three months ended June 30, 2011 as compared to the same period in the prior fiscal year.

Our overall research and development expense increased for the first six months of fiscal 2011 compared to the corresponding period in the prior year due to one additional month of expenses related to Xenos during the first half of fiscal 2011 compared with the same period last year due to the timing of the acquisition. Annual merit increases also contributed to higher salaries expenses during the period. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 18% to 20% of total revenues for the remainder of fiscal 2011.

General and administrative

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
General and administrative	$5,304	$7,389	$(2,085)	(28)%	$10,738	$14,372	$(3,634)	(25)%
% of total revenue	16%	24%			16%	24%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The decrease in general and administrative expenses in both absolute dollars and as a percentage of total revenues for the second quarter of fiscal 2011 was primarily due to reductions in legal fees resulting from successful settlement of several contract compliance matters prior to the end of third quarter fiscal 2010. As a result, litigation and acquisition related expenses decreased by approximately $2.6 million in the second quarter of fiscal 2011 compared to the same quarter last year. The decrease in legal fees was partially offset by increases in employee compensation due to annual merit increases, management bonuses, and stock-based compensation.

For the six months ended June 30, 2011, we experienced increases and decreases in similar categories of costs as we did during the quarter. In addition to these variations, we also experienced an increase in Board of Director fees due to the addition of a new member and associated finder’s fees and one additional month of expenses related to Xenos incurred during the first half of fiscal 2011 compared to the first half of fiscal 2010. We expect our general and administrative expenses as a percentage of total revenues to be in the range of 17% to 20% for the remainder of fiscal 2011.

Asset impairment

During the second quarter of fiscal 2011, the Company recorded $1.7 million of in-process research and development (“IPR&D”) impairment charges. The Company had previously recorded IPR&D representing the fair value of a project that was underway at Xenos at the time of acquisition. The product underlying this IPR&D item was released on June 28, 2010 and the fair value of this intangible asset was amortized on a straight-line basis over the respective estimated useful life of seven years beginning July 2010. During the second quarter of 2011, the Company deemed that it was necessary to impair this IPR&D due to the fact that changes in circumstances indicated to management that the carrying value of the IPR&D was not recoverable. Based on an analysis of historical sales of the product since its release in the second quarter of fiscal 2010, as well as the calculation of a discounted cash flow analysis projecting expected cash flows through the remaining useful life of the product, it was determined that the IPR&D balance should be impaired down to zero.

Amortization of other purchased intangibles

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Amortization of other purchased intangibles	$359	$461	$(102)	(22)%	$718	$822	$(104)	(13)%
% of total revenue	1%	2%			1%	1%

Amortization expense during the second quarter and the first half of fiscal 2011 was lower than the levels experienced during the same periods in fiscal 2010 as some intangibles related to our prior acquisitions were fully amortized at the end of fiscal 2010. We continue to amortize the intangible assets purchased through the acquisition of Xenos on a straight-line basis over their estimated useful lives of seven years.

Restructuring charges

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Restructuring	$437	$277	$160	58%	$731	$664	$67	10%
% of total revenue	1%	1%			1%	1%

During the first quarter of fiscal 2011, the Company implemented restructuring actions that resulted in an aggregate charge of $294,000 and the elimination of most of its Canadian subsidiary’s general and administrative department. Also included in the aggregate charges for the first quarter of 2011 was a $125,000 idle facilities charge related to the Company’s South San Francisco facility.

During the second quarter of fiscal 2011, we implemented a plan to restructure parts of our North America product development and global sales and marketing operations in order to align our cost structure with our current business plan. As a result of the restructuring program, we reduced our global workforce by 26 positions and recorded $720,000 of restructuring charges related to employee severance arrangements. In addition to these charges, we reversed approximately $283,000 of a previously accrued severance liability. This severance liability was initially recorded in December 2004 in connection with litigation related to a previous reduction in work force in Europe. A recent risk assessment rendered by management has indicated that the Company maintains adequate legal defenses and further settlement payments are no longer a significant risk. Accordingly, this liability was reversed at the end of the second quarter of fiscal 2011.

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

Interest income and other income/(expense), net

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Interest and other income, net	$216	$132	$84	64%	$304	$286	$18	6%
Foreign exchange gain/(loss)	(2,318)	(514)	(1,804)	351%	(2,126)	(1,171)	(955)	82%

Total interest income and other income (expense), net	$(2,102)	$(382)	$(1,720)	450%	$(1,822)	$(885)	$(937)	106%
Interest expense	$(233)	$(455)	$222	(49)%	$(645)	$(872)	$227	(26)%

Interest income during the second quarter of fiscal 2011 increased as we liquidated some of our short-term investments in order to pay down the balance on the Credit Facility with Wells Fargo Financial (“WFF”) and realized corresponding investment gains associated with the liquidation of these funds. During the second quarter of 2011, we also experienced currency exchange losses as a result of unfavorable revaluation of net monetary assets held by our Swiss subsidiary as the Swiss Franc strengthened considerably against the Euro, British Pound and the U.S. Dollar. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations. These losses were partially offset by lower interest expense as we fully paid-down the full outstanding balance on our Credit Facility in early part of May 2011.

For the six month ended June 30, 2011, we experienced increases and decreases in similar categories of costs as we did during the quarter.

Provision for (benefit from) income taxes

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Provision (benefit from) income taxes	$716	$(202)	$918	454%	$1,588	$(1,751)	$3,339	191%
% of total revenue	2%	(1)%			2%	(3)%

For the three months ended June 30, 2011, we recorded an income tax provision of approximately $716,000, as compared to an income tax benefit of approximately $202,000 for the same period last year. The increase in the income tax provision for the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 is mainly due to higher earnings for the quarter.

For the six months ended June 30, 2011, we recorded an income tax provision of approximately $1.6 million, as compared to an income tax benefit of $1.8 million for the same period last year. The increase in the income tax provision for the six months of fiscal 2011 as compared to the six months of fiscal 2010 is due to significantly higher earnings. The tax benefit for the six months of fiscal 2010 is due to a benefit of $1.6 million recognized during the first quarter for the release of a valuation allowance on Canadian deferred assets and a small domestic loss for the quarter.

During the three months ended June 30, 2011, the Company did not materially change its reserves for uncertain tax positions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company does not believe it is reasonably possible that its reserve for uncertain tax positions would materially change in the next 12 months.

Liquidity and Capital Resources

	As of June 30, 2011	As of June 30, 2010	Change $	Change %
(dollars in thousands)
Cash, cash equivalents and short-term investments	$54,923	$63,600	$(8,677)	(14)%
Working capital	$29,627	$31,700	$(2,073)	(7)%
Note payable	$—	$40,000	$(40,000)	(100)%
Stockholders’ equity and non-controlling interest	$105,514	$72,727	$32,787	45%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commissions, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and debt service payments. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is discussed below.

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities. Net cash provided by operating activities decreased in the first six months of fiscal 2011 compared to the same period last year primarily due to lower collections. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date increased by 6 days from 61 days at June 30, 2010 to 67 days at June 30, 2011. Increased sales and higher billings resulted in a 23% increase in the receivable balance at the end of the second quarter of fiscal 2011 compared with the balance at the end of the second quarter of fiscal 2010. This increase in receivables was the primary driver for the lower cash flows generated from operations. Another significant factor contributing to lower operating cashflows was an increase in income tax payments resulting from lower available R&D tax credits in fiscal 2011. Partially offsetting this increase was a reduction in cash outflows related to other accrued liabilities. These cash outflows relating to other accrued liabilities were lower in the first half of fiscal 2011 compared to the corresponding period last year due to lower legal fees, as the Company successfully settled several large contract compliance matters in the third quarter of fiscal 2010.

The primary uses of cash from operations consist of salaries and benefits, commissions and bonuses paid to our employees. We pay our employees on a semi-monthly basis and we generally pay our vendors within one month from receiving an invoice for services rendered. We are also contractually committed to pay rent and facility related charges in support of our worldwide operations. As of June 30, 2011, we remained contractually committed to $6 million in net operating lease obligations related to our worldwide facilities. The majority of these commitments are due within the next three years.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used to fund any future acquisitions.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. During the quarter, we liquidated a large portion of our short-term investments in order to fully pay down the outstanding balance on our revolving line of credit with WFF. As a result of this liquidation, cash provided from investing activities for the three months ended June 30, 2011 increased to approximately $37.1 million. For the same period in fiscal 2010, cash used totaled $30.7 million. This was mainly due to the acquisition of Xenos in February 2010 which resulted in a cash payment of approximately $27.3 million. The remaining increase in cash provided primarily relates to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities: Cash used in financing activities was approximately $34.4 million for the six months ended June 30, 2011 compared to $3.4 million provided by financing activities during the same period in fiscal 2010. This increase in cash used in fiscal 2011 was driven primarily by the full pay down of the outstanding balance on our revolving line of credit with WFF, compared with $10 million in borrowing last year used to partially fund the acquisition of Xenos in February 2010. The cash used to pay down the Credit Facility in the first half of fiscal 2011 was partially offset by higher proceeds from exercise of employee stock options when compared to the first half of fiscal 2010. Finally, during the first half of fiscal 2010, we used approximately $10 million to repurchase 2,042,612 shares of Actuate stock whereas we did not participate in a similar program during the first half of fiscal 2011.

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of June 30, 2011, we held an aggregate of approximately $29.1 million in cash, cash equivalents and investments in North America and an aggregate of $25.8 million in foreign accounts. If these funds currently held by our foreign subsidiaries are needed for operations in the U.S., we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations

We believe that our current cash balances, funds available under our Credit Facility, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may find it necessary to sell additional equity, or obtain additional credit facilities. The sale of additional equity could result in additional dilution to our current stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the acquisition of the minority interest in our 88% owned subsidiary in Japan, or complementary products or to obtain the right to use complementary technologies.

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

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this Credit Facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this Credit Facility to complete the acquisition of Xenos, which was completed on February 1, 2010. There are no minimum pay-down requirements under the terms of this Credit Facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1 million was paid as of June 30, 2011. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary of the date of the Credit Agreement, which will be in November 2011. These costs are being capitalized and amortized over four years in the Company’s Consolidated Balance Sheet as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement is for a period of four years and is scheduled to expire on November 3, 2012.

In May 2011 the company paid down the outstanding balance on its revolving line of credit. The Company used $40 million in cash and short-term investments in order to pay down this outstanding debt. As of June 30, 2011, there was no balance owed on this Credit Facility and the balance available under the revolving Credit Facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of June 30, 2011, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company was in compliance with these covenants at June 30, 2011. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line or a monthly basis.

The following table represents costs related to our Credit Facility with Wells Fargo Financial (“WFF”) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense	$115	$333	$441	$646
Amortization of debt issuance costs	72	71	144	143
Unused line fees	45	13	58	30

	$232	$417	$643	$819

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

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At June 30, 2011, the deferred rent liability balance totaled approximately $430,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $394,000 was classified under the current accrued liabilities section of our consolidated balance sheet with the remaining portion of approximately $36,000 classified under other long term liabilities section of our consolidated balance sheet at June 30, 2011. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal 2007. Actuate also had been leasing an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this facility expired in May 2011. This facility was entirely subleased through the end of its leased life. Actuate also leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $862,000 and approximately $1.7 million in the second quarter and the first half of fiscal 2011, respectively, and approximately $874,000 and approximately $1.8 million in the second quarter and the first half of fiscal 2010, respectively.

The following table summarizes our contractual obligations as of June 30, 2011 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$6,009	$3,006	$2,512	$491	$—
Interest and loan obligations (2)	466	379	87	—	—
Obligations for uncertain tax positions (3)	743	—	743	—	—

Total	$7,218	$3,385	$3,342	$491	$—

(1)	Our future contractual obligations include minimum lease payments under operating leases at June 30, 2011.
(2)	Includes estimated interest and commitment fees related to the revolving line of Credit Agreement with Wells Fargo Foothill.
(3)	Represents the tax liability associated with uncertain tax positions. See discussion on obligations for uncertain tax positions in Note 12 of our Notes to the Consolidated Financial Statements of our Form 10-K for fiscal year 2010 filed with the SEC on March 11, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first six months of fiscal years 2011 and 2010 we derived 22% and 21%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. With exception of Cayman Islands, the functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized losses due to foreign exchange rate fluctuations was approximately $2.1 million during the first half of fiscal 2011 compared to losses of approximately $1.2 million for the first half of fiscal 2010. During the first half of fiscal 2011, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenues by approximately $730,000 when compared to the same period in the prior year while expenses were negatively impacted by approximately $680,000.

We performed a sensitivity analysis on the net monetary accounts subject to revaluation that are held primarily by our international subsidiaries. We used the following steps to determine the approximate impact of currency exchange rate fluctuations:

•

Identified material net monetary assets held in non-functional currencies. These primarily consist of the Euro, British Pound, and the U.S. Dollar-based net assets held by our international subsidiaries.

•

Applied hypothetical changes in exchange rates to these net monetary balances held by each subsidiary as identified above. The result was a hypothetical revaluation gain or (loss) in the subsidiary’s functional currency.

•

We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or (losses) before income taxes. These hypothetical results are summarized in the table below as of June 30, 2011:

Annual change in currency exchange (in thousands)
-15%	-10%	-5%	+5%	+10%	+15%
$(3,930)	$(2,620)	$(1,310)	$1,310	$2,620	$3,930

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

a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by the report as required by Rule 13a-15(b), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate. The Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date , the disclosure controls were not effective as to the material weakness discussed in our Form 10-K for the year ended December 31, 2010. However, the company plans to remediate by the end of fiscal 2011 the material weakness identified in fiscal year 2010.

(b) Changes in Internal Control over Financial Reporting in our Last Fiscal Quarter

During the three months ended June 30, 2011, in response to the material weakness identified in Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011, we implemented the following control measures:

•	Hired an additional tax professional to enhance the review of the tax provision calculations

•	Identified unusual items during the quarter for further review and analysis

There were no other significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The cost, outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Ability to effectively launch new or enhanced products, including the timely education of the Company’s sales, marketing and consulting personnel with respect to such new or enhanced products;

•	Customers delaying purchasing decisions in anticipation of new products or product enhancements;

•	Budgeting cycles of its customers;

•	Failure to successfully manage acquisitions and integrate acquired companies;

•	Defects in products and other product quality problems;

•	Failure to successfully meet hiring needs including for qualified professional services employees and unexpected personnel changes;

•	Changes in the market segments and types of customers where it focuses sales and marketing efforts;

•	Changes in perpetual licensing models to term-or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale;

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis; and

•	Potential impairments of goodwill, intangibles and other investments.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 22%, 21% and 23% for the six months of fiscal years 2011, 2010 and 2009, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2011. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 35%, 45%, and 31% of total revenues from license fees for the first six months of fiscal years 2011, 2010 and 2009, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. Xenos Group’s business in the United Kingdom relies on the sale and support of third party software as a significant component of its business. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

During the three months ended June 30, 2011, in response to the material weakness identified in Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011, we implemented the following control measures:

•	Hired an additional tax professional to enhance the review of the tax provision calculations

•	Identified unusual items during the quarter for further review and analysis

There were no other significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management believes these measures have had a positive effect on the Company’s internal control over financial reporting since implementation, and anticipates that these added controls will continue to have a positive impact on the Company’s internal control over financial reporting in future periods.

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

IF SECURITY MEASURES REGARDING OUR BIRT ONDEMAND AND PERFORMANCE MANAGEMENT ONDEMAND SERVICES ARE BREACHED AND UNAUTHORIZED ACCESS IS OBTAINED TO A CUSTOMER’S DATA OR OUR DATA OR OUR INFORMATION TECHNOLOGY SYSTEMS, WE MAY INCUR SIGNIFICANT LEGAL AND FINANCIAL EXPOSURE AND LIABILITIES.

Our BIRT onDemand and Performance Management onDemand services involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could lead to legal liability.

FROM TIME TO TIME, WE MAY BE INVOLVED IN LEGAL PROCEEDINGS ABOUT WHICH WE ARE UNABLE TO ASSESS OUR EXPOSURE AND WHICH COULD BECOME SIGNIFICANT LIABILITIES UPON JUDGMENT.

We are involved in legal proceedings from time to time. Companies in our industry have been subject to claims related to patent infringement, as well as contract and employment-related claims. At times, including now, we are also plaintiffs in litigation involving the Company’s intellectual property. We may not be able to accurately assess risk related to these suits including expenses and other potential liabilities.

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

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 25, 2011, our stockholders approved the following items:

1.	Election of Directors: Our shareholders re-elected the following seven (7) directors to each serve a one-year term expiring on the date of the 2012 annual meeting of shareholders or until his or her successor has been duly chosen and qualified.

	For	Withheld	Broker Non-Votes
Peter I. Cittadini	32,039,113	1,161,107	8,359,998
Arthur C. Patterson	32,041,761	1,158,459	8,359,998
Kenneth E. Marshall	27,008,568	6,191,652	8,359,998
Raymond L. Ocampo Jr.	32,251,666	948,554	8,359,998
Timothy B. Yeaton	32,385,498	814,722	8,359,998
Nicolas C. Nierenberg	32,036,318	1,163,902	8,359,998
Steven D. Whiteman	26,743,212	6,457,008	8,359,998

2.	Advisory Vote on Executive Compensation Matters (Say on Pay): Our shareholders approved the say on pay proposal.

For	Against	Abstain	Broker Non-Votes
32,380,825	742,981	76,414	8,359,998

3.	Advisory Vote on the Frequency of Say on Pay Votes: Our shareholders approved “annual” as the frequency of say on pay votes.

1 Year	2 Years	3 Years	Abstain	Broker Non-Votes
30,502,891	151,123	2,495,492	50,714	8,359,998

4.	Ratification of Appointment of Independent Registered Public Accounting Firm: Our shareholders ratified the selection of KPMG as our independent auditors for the year ended December 31, 2011.

For	Against	Abstain
41,237,541	198,538	124,139

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101	The following materials from the Quarterly Report on Form 10-Q of Actuate Corporation for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements*.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation
(Registrant)

Dated: August 5, 2011	By:	/S/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President,
Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)