Form 10-Q
period 2011-09-30
ACTUATE CORP
filed 2011-11-04
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of October 31, 2011
Common Stock, par value $.001 per share	48,701,741

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$43,414	$33,269
Short-term investments	20,100	46,055
Accounts receivable, net of allowances of $464 and $615 at September 30, 2011 and December 31, 2010, respectively	21,992	28,642
Other current assets	8,179	5,845

Total current assets	93,685	113,811
Property and equipment, net	2,111	3,126
Goodwill	46,424	46,424
Purchased intangibles, net	11,984	15,492
Non-current deferred tax assets	15,054	15,336
Other assets	1,137	1,442

	$170,395	$195,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,201	$1,589
Restructuring liabilities	109	1,285
Accrued compensation	4,621	5,950
Other accrued liabilities	4,688	5,051
Income taxes payable	—	2,030
Deferred revenue	43,675	44,600

Total current liabilities	54,294	60,505

Long-term liabilities:
Note payable	—	40,000
Other liabilities	21	268
Long-term deferred revenue	1,717	1,347
Long-term income taxes payable	747	889
Long-term restructuring liabilities	133	—

Total long-term liabilities	2,618	42,504

Commitments and contingencies (Note 8)
Redeemable non-controlling interest in subsidiary	760	693

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 84,453,527 and 80,764,172 shares, respectively; outstanding 48,491,510 and 45,612,955 shares, respectively	48	46
Additional paid-in capital	210,283	192,048
Treasury stock, at cost; 35,962,017 and 35,151,217 shares, respectively	(142,334)	(137,335)
Accumulated other comprehensive income	1,774	1,200
Retained earnings	42,952	35,970

Total stockholders’ equity	112,723	91,929

	$170,395	$195,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Revenues:
License fees	$11,815	$17,765	$35,914	$37,387
Services	21,994	22,002	63,721	61,744

Total revenues	33,809	39,767	99,635	99,131

Costs and expenses:
Cost of license fees	424	651	1,366	1,589
Cost of services	4,998	4,970	15,653	14,596
Sales and marketing	10,423	10,767	31,819	30,468
Research and development	5,830	6,304	18,480	18,574
General and administrative	4,885	4,916	15,623	19,288
Amortization of other purchased intangibles	289	529	1,007	1,351
Asset impairment	—	—	1,681	—
Restructuring charges	158	7	889	671

Total costs and expenses	27,007	28,144	86,518	86,537

Income from operations	6,802	11,623	13,117	12,594
Interest income and other income/(expense), net	982	25	(840)	(860)
Interest expense	(136)	(424)	(781)	(1,296)

Income before income taxes	7,648	11,224	11,496	10,438
Provision for income taxes	2,926	4,269	4,514	2,518

Net income	$4,722	$6,955	$6,982	$7,920

Basic net income per share	$0.10	$0.16	$0.15	$0.18

Shares used in basic per share calculation	48,058	44,669	46,873	45,002

Diluted net income per share	$0.09	$0.14	$0.14	$0.16

Shares used in diluted per share calculation	52,285	48,425	51,224	49,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months Ended September 30,
	2011	2010
Operating activities
Net income	$6,982	$7,920
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense related to stock options and employee stock purchase plan	3,888	4,239
Excess tax benefit from exercise of stock options	(2,729)	(536)
Amortization of other purchased intangibles	1,827	2,245
Amortization of debt issuance cost	216	215
Depreciation	1,524	1,422
Change in valuation allowance on deferred tax assets	1	(1,548)
Impairment of intangible assets	1,681	—
Accretion/amortization on short-term debt securities	(294)	256
Realized gain on Auction Rate Securities (ARS)	—	(1,934)
Realized loss on fair value of put option	—	1,921
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net of allowances	6,650	14,343
Other current assets	96	2,747
Accounts payable	(388)	(1,398)
Accrued compensation	(1,329)	522
Other accrued liabilities	(363)	(5,249)
Deferred tax assets, net of liabilities	584	649
Income taxes receivable	(2,733)	1,009
Income taxes payable	546	1,602
Other deferred liabilities	(247)	(280)
Restructuring liabilities	(1,069)	(1,570)
Deferred revenue	(555)	(7,559)

Net cash provided by operating activities	14,288	19,016

Investing activities
Purchases of property and equipment	(509)	(703)
Proceeds from sale and maturity of investments	59,366	25,611
Purchases of short-term investments	(33,176)	(24,153)
Acquisition of Xenos Group Inc., net of cash acquired	—	(27,343)
Proceeds from security deposits and other	115	35

Net cash provided by (used in) investing activities	25,796	(26,553)

Financing activities
Repayment of long term debt	(40,000)	—
Proceeds from the Credit Facility, net of issuance cost	—	9,983
Excess tax benefit from exercise of stock options	2,729	536
Proceeds from issuance of common stock	11,698	4,565
Stock repurchases	(4,999)	(9,999)

Net cash provided by (used in) financing activities	(30,572)	5,085
Effect of exchange rates on cash and cash equivalents	633	920

Net increase/(decrease) in cash and cash equivalents	10,145	(1,532)
Cash and cash equivalents at the beginning of the period	33,269	53,173

Cash and cash equivalents at the end of the period	$43,414	$51,641

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

As of September 30, 2011, Actuate owns approximately 88% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit reflected in the Condensed Consolidated Statements of Operations in connection with stock options, restricted stock units and the Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Stock options	$579	$998	$3,199	$3,573
Restricted stock units	203	120	617	290
ESPP	192	125	680	376

Total stock-based compensation	$974	$1,243	$4,496	$4,239

Income tax benefit	$256	$434	$1,294	$1,419

Included in the total share-based compensation for the three and nine months ending September 30, 2011 are approximately $119,000 credit to stock based compensation and $608,000 of stock based compensation classified as liability based awards, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. We amortize our stock-based compensation expense on an accelerated basis. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the nine months ended September 30, 2011 and 2010 are as follows:

	Options		ESPP
	Nine Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Volatility	53.88 – 54.38%	54.17 –54.73%	37.36 –42.34%	40.15 –45.83%
Expected term (years)	5.57 – 5.69	5.66 – 5.73	1.25	1.25
Risk free interest rate	0.96 –2.21%	1.25 –2.25%	0.22 –0.27%	0.26 – 0.35%
Expected dividend yield	0%	0%	0%	0%
Annual forfeiture rate	2 – 4%	2 – 3%	N/A	N/A

Effective January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over four years with annual cliff vesting and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 1:1 for each restricted stock unit granted, and an equivalent of 1 share will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of September 30, 2011, a total of 433,750 and 384,687 RSUs were granted and outstanding, respectively, to the Company’s senior management and non-employee Board of Directors. As of September 30, 2010, a total of 201,250 RSUs were granted and outstanding to the Company’s senior management and non-employee Board of Directors.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In February 2011, the Board of Directors approved the acceleration of 333,333 stock options that had been previously granted to a senior executive who had passed away in December 2010. In addition, the exercise terms for these accelerated options along with 129,167 of vested options were extended from one to two years. As such, the full fair value of these options was measured as of the modification date and fully expensed at that time. Since there was no longer a performance obligation at the date of modification associated with these options, an alternate classification and accounting under GAAP was required. As a result, these accelerated options were to be measured and classified as liability rather than equity. Accordingly, at the end of each quarter, we calculate the revised fair value of these options and recognize any corresponding gain or loss to income. We will continue this accounting treatment until these options are fully exercised. Included in the total share-based compensation expense for the three and nine months ending September 30, 2011 are approximately $119,000 credit to stock based compensation and $608,000 of stock based compensation classified as liability based awards, respectively.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Weighted-average common shares outstanding	48,058	44,669	46,873	45,002
Weighted-average dilutive common equivalent shares under the treasury stock method	4,227	3,756	4,351	4,044

Weighted-average common shares used in computing diluted net income per share	52,285	48,425	51,224	49,046

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 3,516,394 and 4,105,173 in the three and nine months ended September 30, 2011, respectively. No restricted stock units were excluded from the diluted earnings per share computation as they were all dilutive for the three and nine months ended September 30, 2011. In the three and nine months ended September 30, 2010, the Company excluded 7,043,446 and 6,394,120 stock options from its calculation of weighted-average common shares used in computing dilutive net income per share. The weighted–average anti-dilutive restricted stock units excluded from the diluted net income per share computation for the three and nine months ending September 30, 2010 were 10,598 RSUs and zero RSUs, respectively. Such stock options, had they been dilutive, would have been included in the computation of diluted net income per share.

The weighted average exercise price of excluded stock options was $5.89 and $5.87 for the three and nine months ended September 30, 2011, respectively. The weighted average exercise price of excluded stock options was $5.61 and $5.79 for the three and nine months ended September 30, 2010, respectively.

Income Taxes

The Company calculates its interim income tax provision in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance on income taxes and obligations for uncertain tax positions. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, is recognized in the interim period in which those items occur. Additionally, the effect of changes in enacted tax laws, tax rates, or tax status is recognized in the interim period in which the change occurs.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

experience is acquired, additional information is obtained or as the tax environment changes. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

A valuation allowance is required, if based on the weight of available evidence it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions made, including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

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

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. The Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position, based on its technical merits, will be sustained upon examination by the taxing authorities. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

Sales Taxes

The Company presents its revenues net of sales tax in its Condensed Consolidated Statements of Operations.

Comprehensive Income

Other comprehensive income includes currency translation adjustments and unrealized gain/(loss) on investments that are not included in net income, but rather are recorded directly in stockholders’ equity. Comprehensive income during the three and nine months ended September 30, 2011 and 2010 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Net income	$4,722	$6,955	$6,982	$7,920
Foreign currency translation (loss) gain	(1,381)	1,416	633	920
Unrealized (loss) gain on investments	(48)	65	(59)	27

Total comprehensive income	$3,293	$8,436	$7,556	$8,867

The Company recorded approximately $1.4 million in foreign currency translation losses and approximately $633,000 of foreign currency translation gains in the third quarter and the first nine months of fiscal 2011, respectively. These gains and losses related primarily to the translation and consolidation of its European operations.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires presentation of reclassification adjustments on the face of the income statement. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and this adoption will not have any impact on our financial position or results of operations but will impact our financial statement presentation.

In 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

Correction of immaterial errors in current financial statements

During the second quarter of 2011, the Company adjusted its accounting for foreign exchange revaluation of a non-monetary liability, resulting in a second quarter expense before tax of approximately $173,000. The adjustment affects the Interest Income and Other Income/(Expense), Net line item in the Condensed Consolidated Statements of Operations for the quarter ended June 30, 2011. Management evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was immaterial to the current and prior periods. The Company has not revised the accompanying historical condensed consolidated financial statements.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Investment in Actuate Japan

Non-controlling (minority) Interest—The minority shareholder of Actuate Japan has a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company has the option to call the Non-controlling interest. The redeemable non-controlling interest as of September 30, 2011 was approximately 12% of the total equity interest. If the non-controlling interest shareholder chose to put these remaining shares to the Company, Actuate would be required to pay approximately $760,000 to purchase these shares. The Company measures and discloses a redeemable non-controlling interest in accordance with the policy discussed above at the calculated redemption value of the put option embedded in the non-controlling interest. The non-controlling shareholder is also a distributor of Actuate products in Japan, although the volume of revenues sold through this distributor has historically been immaterial to Actuate Corporation. The Company consolidated 100% of the operating results and all investments in the subsidiary are eliminated in consolidation. Although the Company plans to maintain and expand our selling and marketing activities in Japan to add new customers, the future liquidity requirements of Actuate Japan is not expected to be significant in the near future. As of September 30, 2011, the remaining non-controlling shareholder had not exercised its put option.

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

The Company has assets that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2—Valuations based on inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets Measured at Fair Value on a Recurring Basis

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of September 30, 2011
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$9,604	$9,604	$—	$—
Term deposits (1)	1,280	1,280	—	—
Commercial paper (2)	8,995	—	8,995	—
Corporate bonds	14,107	—	14,107	—
Federal and municipal obligations	997	—	997	—

	$34,983	$10,884	$24,099	$—

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Fair value of investments as of December 31, 2010
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$7,319	$7,319	$—	$—
Term deposits (1)	5,056	5,056	—	—
Commercial paper (2)	17,486	—	17,486	—
Corporate bonds	28,071	—	28,071	—
Federal and municipal obligations	1,998	—	1,998	—

	$59,930	$12,375	$47,555	$—

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets.
(2)	Of these amounts, approximately $4 million and $1.5 million were included in cash and cash equivalents at September 30, 2011 and December 31, 2010, respectively, and the remainder was included in short-term investments in the Company’s condensed consolidated balance sheets.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company’s cash, cash equivalents, and short-term investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at September 30, 2011
Classified as cash and cash equivalents:
Cash	$28,531	$—	$—	$28,531
Term deposits	1,280	—	—	1,280
Money market funds	9,604	—	—	9,604
Commercial paper (3)	4,000	—	(1)	3,999

	43,415	—	(1)	43,414
Classified as short-term investments:
Commercial paper (3)	4,999	—	(3)	4,996
Corporate bonds (3)	14,153	3	(49)	14,107
Federal and municipal obligations (3)	1,000	—	(3)	997

	20,152	3	(55)	20,100

Total	$63,567	$3	$(56)	$63,514

(3)	Securities totaling approximately $23 million were in an unrealized loss position at September 30, 2011. None of these securities were in a continuous unrealized loss position for greater than 12 months.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2010
Classified as cash and cash equivalents:
Cash	$19,394	$—	$—	$19,394
Term deposits	5,056	—	—	5,056
Money market funds	7,319	—	—	7,319
Commercial paper	1,500	—	—	1,500

	33,269	—	—	33,269

Classified as short-term investments:
Commercial paper (4)	15,989	2	(5)	15,986
Corporate bonds	28,059	47	(35)	28,071
Federal and municipal obligations	2,000	—	(2)	1,998

	46,048	49	(42)	46,055

Total	$79,317	$49	$(42)	$79,324

(4)	Securities totaling approximately $15 million were in an unrealized loss position at December 31, 2010. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. At September 30, 2011, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

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

5. Restructuring Charges

During the first quarter of fiscal 2011, we implemented restructuring actions that resulted in an aggregate charge of $294,000 and the elimination of most of Xenos’ general and administrative department. Also included in the aggregate charges for the first quarter of 2011 was a $125,000 idle facilities charge related to our South San Francisco facility.

During the second quarter of fiscal 2011, we implemented a plan to restructure parts of our North American product development and global sales and marketing operations in order to align our cost structure with our current business plan. As a result of the restructuring program, we reduced our global workforce by 26 positions and recorded $720,000 of restructuring charges related to employee severance arrangements. In addition to these charges, we reversed approximately $283,000 of a previously accrued severance liability. This severance liability was initially recorded in December 2004 in connection with litigation related to a previous reduction in work force in Europe. Risk assessment rendered by management had indicated that the Company maintained adequate legal defenses and further settlement payments were no longer a significant risk. Accordingly, this liability was reversed at the end of the second quarter of fiscal 2011.

During the third quarter of fiscal 2011, we closed our Xenos facility in Europe and incurred an idle facilities charge of approximately $158,000. Historically, restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. These restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the restructuring accrual activity during the nine months ended September 30, 2011 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2010	$654	$631	$1,285
Restructuring charges	573	316	889
Cash payments, net of rents collected on sublease for Q1	(425)	(339)	(764)
Cash payments, net of rents collected on sublease for Q2	(650)	(322)	(972)
Cash payments, Q3	(186)	(66)	(252)
Reclassified as a long-term asset (1)	—	26	26
Adjustments (2)	34	(4)	30

Balance at September 30, 2011	—	242	242
Less: current portion	—	(109)	(109)

Long-term balance at September 30, 2011	$—	$133	$133

(1)	The adjustment represents the long-term portion of the estimated operating expenses reimbursable to Actuate under its South San Francisco facility sublease agreement. This reimbursable expense was initially reclassified out of the restructuring accrual and into long-term assets in fiscal 2010.
(2)	Adjustments mainly reflect the impact of foreign currency translation.

6. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Revenues:
North America	$26,022	$33,843	$77,380	$80,739
Europe	6,368	4,669	17,168	15,015
Asia Pacific and others	1,419	1,255	5,087	3,377

	$33,809	$39,767	$99,635	$99,131

As of September 30, 2011, we operated solely in one segment, which is the development, marketing and support of the Actuate Enterprise Reporting Application Platform. There were no customers that accounted for more than 10% of total revenues in the three months ended September 30, 2011. There was one customer that accounted for more than 10% of total revenues in the three months ended September 30, 2010. There was no single customer that accounted for more than 10% of total revenues in the nine months ended September 30, 2011 There was one customer that accounted for more than 10% of total revenues in the nine months ended September 30, 2010.

7. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with the authoritative guidance issued by the FASB on accounting and reporting for acquired goodwill and other intangible assets, the Company performs its annual impairment test of goodwill on October 1 of each year. The Company’s goodwill balance of $46.4 million was unchanged at September 30, 2011 when compared to the balance reported at the end of fiscal year 2010.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	September 30, 2011				December 31, 2010
	Gross Carrying Amount	Write-offs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$22,030	$—	$(15,912)	$6,118	$22,030	$(15,051)	$6,979
Purchased technologies	15,659	—	(9,825)	5,834	15,659	(9,005)	6,654
IPR&D	1,961	(1,681)	(280)	—	1,961	(140)	1,821
Leases	47	—	(15)	32	47	(9)	38

	$39,697	$(1,681)	$(26,032)	$11,984	$39,697	$(24,205)	$15,492

IPR&D represents the fair value of a project that was underway at Xenos at the time of acquisition. The product underlying this IPR&D item was released on June 28, 2010 and the fair value of this intangible asset was amortized on a straight-line basis over the respective estimated useful life of seven years beginning July 2010. For additional discussion, see Note 2, “Acquisition of Xenos Group Inc.,” of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Amortization expense of purchased technology and other intangible assets was approximately $562,000 and $857,000 for the quarters ended September 30, 2011 and 2010, respectively. Of this total, approximately $273,000 and $328,000 was related to the amortization of purchased technology. Amortization expense of purchased intangible assets was approximately $1.8 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively. Of this total, approximately $820,000 and $894,000 was related to the amortization of purchased technologies. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2011 (remainder of year)	$562
2012	2,250
2013	2,250
2014	2,250
2015 and thereafter	4,672

$11,984

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

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this Credit Facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this Credit Facility to complete the acquisition of Xenos, which was completed on February 1, 2010. There are no minimum pay-down requirements under the terms of this Credit Facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1 million was paid as of September 30, 2011. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary of the date of the Credit Agreement, which will be in November 2011 unless the agreement is terminated prior to that time. These costs are being capitalized and amortized over four years in the Company’s Consolidated Balance Sheet as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement is for a period of four years and is scheduled to expire on November 3, 2012.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2011 the Company paid down the outstanding balance on its revolving line of credit. The Company used $40 million in cash and short-term investments in order to pay down this outstanding debt. As of September 30, 2011, there was no balance owed on this Credit Facility and the balance available under the revolving Credit Facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of September 30, 2011, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company was in compliance with these covenants at September 30, 2011. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line on a monthly basis.

The following table represents costs related to our Credit Facility with Wells Fargo Financial (“WFF”) (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Interest expense	$—	$338	$441	$984
Amortization of debt issuance costs	72	72	216	215
Unused line fees	64	13	122	43

	$136	$423	$779	$1,242

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

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At September 30, 2011, the deferred rent liability balance totaled approximately $335,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. This total deferred rent liability balance was classified under the current accrued liabilities section of our consolidated balance sheet at September 30, 2011. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal 2007. Actuate also had been leasing an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this facility expired in May 2011. This facility was entirely subleased through the end of its leased life. Actuate also leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $862,000 and approximately $2.6 million in the third quarter and the first nine months of fiscal 2011, respectively, and approximately $853,000 and approximately $2.6 million in the third quarter and the first nine months of fiscal 2010, respectively.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

All options are subject to the same vesting schedule (twenty-five percent of the option shares will vest on the one year anniversary of the option grant date and the remaining option shares will vest in thirty-six equal monthly installments over the thirty-six month period measured from the first anniversary of the option grant date, provided the optionee continues to provide services to the Company through each applicable vesting date) and all have ten year terms.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 28,920,669 as of September 30, 2011.

The weighted average grant date fair value of options granted during the quarter ended September 30, 2011 was $2.98 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended September 30, 2011 was $6.6 million.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.78-$1.49	1,898,332	1.41 years	$1.49	1,898,332	$1.49
$1.56-$2.99	1,547,407	2.88 years	$2.63	1,544,258	$2.63
$3.00-$3.59	1,967,393	5.66 years	$3.55	1,522,272	$3.55
$3.65-$4.65	1,234,369	4.16 years	$4.10	997,210	$4.13
$4.66-$5.10	1,625,884	6.58 years	$4.81	858,592	$4.81
$5.11-$5.43	1,835,833	6.07 years	$5.16	1,487,219	$5.13
$5.44-$6.08	1,665,233	9.09 years	$5.50	74,996	$5.59
$6.10-$8.39	1,766,578	5.79 years	$6.29	1,619,801	$6.30

$0.78-$8.39	13,541,029	5.22 years	$4.17	10,002,680	$3.88

	September 30, 2011	September 30, 2010
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	13,370,846	16,453,035
Aggregate intrinsic value (in thousands)	$19,565	$23,654
Weighted average exercise price per share	$4.16	$3.96
Weighted average remaining contractual term (in years)	5.17	5.32
Options Exercisable
Options currently exercisable	10,002,680	12,070,322
Aggregate intrinsic value of currently exercisable options (in thousands)	$17,701	$21,053
Weighted average exercise price per share	$3.88	$3.67
Weighted average remaining contractual term (in years)	4.10	4.22

As of September 30, 2011, the number of shares reserved for future grants under all option plans was 14,994,953. The number of shares available for future purchase under the Purchase Plan was 1,751,255.

Summary of Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2011:

RSU Activity during FY 2011
Beginning outstanding balance as of December 31, 2010:	182,500
Awarded	232,500
Released	(5,251)
Forfeited	(25,062)

Ending outstanding balance as of September 30, 2011:	384,687

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	384,687	1.53	$2,123
Restricted stock units vested and expected to vest (1)	365,154	1.49	$1,693
Restricted stock units vested and deferred	58,375	—	$322

(1)	Net of expected forfeitures

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Maintenance and support	$38,902	$43,209
Other	6,490	2,738

	45,392	$45,947
Less: current portion	(43,675)	(44,600)

Long-term deferred revenue	$1,717	$1,347

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

10. Subsequent Events

We were notified by the minority shareholder of Actuate Japan of its intent to exercise its option to put its remaining equity interest. The redeemable non-controlling interest as of September 30, 2011 was approximately 12% of the total equity interest. Actuate is currently in discussion with the minority shareholder regarding the repurchase of these shares.

On October 27, 2011, the Board of Directors approved an ongoing extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock up to an aggregate of $5 million in the fourth quarter of fiscal 2011.

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

We intend to continue to invest significant resources to expand our sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international resellers and/or increase the productivity of existing international resellers. Factors that may affect our operating results from international operations include the possibility of a prolonged period of limited economic growth or possible economic decline in and adverse effects of the ongoing sovereign debt crisis in Europe, including its expected negative impact on European economic growth versus the rest of the world; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in corporate spending and adverse economic conditions that may be specific to information technology and the software industry.

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

For the remainder of fiscal 2011 and into 2012, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow modestly in fiscal year 2011 and into 2012, particularly among financial services companies in the United States and Europe. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence (“BI”), Analytics and Performance Management software purchases among fewer suppliers. Finally, we expect to experience vigorous competition in the BI market. Several of our competitors have released products that are marketed to be directly competitive with our offerings. As one of the few independent BI vendors remaining Actuate faces competition from large and well-established vendors, including Microsoft, SAP, Oracle and IBM all of which have acquired BI players to add to their technology stacks. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the BI and information applications market will be vigorous in the near future.

For fiscal 2011, we will continue to pursue the strategic initiatives to improve revenue growth driven by BIRT, initiatives related to Performance Management, and pursuing opportunities related to traditional Xenos markets, which we acquired in 2010. These initiatives are as follows:

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

•

Selling to Global 9000 Corporations in the Financial Services Sector—We continue to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We anticipate a slow recovery in IT spending in this sector through the remaining months of 2011.

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

	Three Months Ended September 30, (in thousands except per share data)
	2011	2010	$ Change	% Change
Financial summary
Total revenues	$33,809	$39,767	$(5,958)	(15)%

Total operating expenses	27,007	28,144	(1,137)	(4)%

Income from operations	6,802	11,623	(4,821)	(41)%
Operating margins	20%	29%	(9)%	(31)%

Net income	$4,722	$6,955	$(2,233)	(32)%

Diluted net income per share	$0.09	$0.14	$(0.05)	(36)%

Shares used in diluted per share calculation	52,285	48,425

Financial performance summary for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010:

•

Revenues—Third quarter 2011 revenues decreased by approximately 15% or $6 million over the third quarter of 2010 due to the fact that third quarter of 2010 includes a large dispute resolution of $11 million with International Business Machines Corporation (“IBM”) regarding distributions of Actuate software by IBM.

•	Continued momentum in BIRT related product sales and improved performance in our European sales markets.

•	Operating expenses—Third quarter 2011 decreased due to the fact that third quarter of 2010 includes commissions, bonuses and legal expenses associated with the IBM dispute resolution.

•

Operating margins—Operating margins decreased 31% in the current quarter compared to the same period last year. This decrease was due primarily to the net revenues derived from the IBM dispute resolution in the third quarter of fiscal 2010 which contributed approximately 22% to the third quarter 2010 operating margins.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Revenues:
License fees	35%	44%	36%	38%
Services	65	56	64	62

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	1	2	1	2
Cost of services	15	13	16	15
Sales and marketing	31	27	32	31
Research and development	17	16	19	19
General and administrative	14	12	16	19
Amortization of other purchased intangibles	1	1	1	1
Asset impairment	—	—	2	—
Restructuring charges	1	—	—	1

Total costs and expenses	80	71	87	88

Income from operations	20	29	13	12
Interest income and other income/(expense), net	3	—	(1)	(1)
Interest expense	—	(1)	(1)	(1)

Income before income taxes	23	28	11	10
Provision for income taxes	9	11	4	2

Net income	14%	17%	7%	8%

Revenues

Our revenues are derived from license fees and services. Our services revenues include software maintenance and support, professional consulting and training. Our total revenues decreased 15% from $39.8 million for the quarter ended September 30, 2010 to $33.8 million for the quarter ended September 30, 2011. Most of this decrease is attributed to the fact that in the third quarter of 2010 we concluded on a large dispute resolution with IBM regarding distributions of Actuate software by IBM and as a result recorded $11 million of revenue. Of this total, approximately $8.9 million was apportioned to license and the remaining $2.1 million to maintenance revenue during the third quarter of 2010.

Our maintenance revenue decreased in the third quarter of 2011 compared to the same period last year due primarily to a large dispute resolution with IBM. In addition, our prior year third quarter services revenues were negatively impacted due to the fact that certain revenue could not be recognized due to the impact of purchase accounting on the acquired Xenos Group maintenance revenue contracts. Professional services revenues increased by approximately 16% or $300,000 due to several large consulting engagements in Europe and Asia. Despite this increase, our overall professional services revenues continue to be adversely impacted due to the adoption of BIRT-based projects by our customers. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products.

Sales outside of North America were $7.8 million or 23% of total revenues for the third quarter of fiscal 2011, compared to $5.9 million, or 15% of total revenues for the third quarter of fiscal 2010. As a result of fluctuations in foreign currency exchange rates, our total revenues were positively impacted by approximately $780,000 during the third quarter of fiscal 2011 as compared to the same period in the prior year.

For the first nine months of fiscal year 2011, the changes and the underlying reasons for those changes in the various components of our revenues were similar to those experienced during the quarter as noted above. Revenues outside of North America increased by 21% from $18.4 million in the first nine months of fiscal 2010 to approximately $22.3 million in the first nine months of fiscal 2011 while North America revenues showed a decrease of 4% or approximately $3.4 million. This decrease was mainly due to the IBM contract dispute that was resolved in the third quarter of fiscal 2010 and resulted in $11 million of additional revenues in North America. The international revenues represented 22% of our total revenues versus 19% in the same period last year. For the year, approximately $1.5 million of the international revenues was attributable to favorable exchange rate fluctuations on revenue transactions denominated in foreign currencies.

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Revenues
License fees	$11,815	$17,765	$(5,950)	(33)%	$35,914	$37,387	$(1,473)	(4)%
Services	21,994	22,002	(8)	—%	63,721	61,744	1,977	3%

Total Revenues	$33,809	$39,767	$(5,958)	(15)%	$99,635	$99,131	$504	1%

% of Revenue
License fees	35%	44%			36%	38%
Services	65%	56%			64%	62%

Total Revenues	100%	100%			100%	100%

License fees. The decrease in license revenues for the third quarter of fiscal 2011 over the same period in the prior year was due to a large dispute resolution with IBM in the third quarter of 2010 which resulted in approximately $8.9 million of additional license revenues. This decrease was offset by increased customer demand for our BIRT-based products during the third quarter of 2011 as well as similar positive trends in Europe where license sales increased 134% or approximately $1.1 million over the same quarter last year. During the third quarter of fiscal 2011, we completed two license transactions greater than $1 million and closed transactions greater than $100,000 with 57 customers. These numbers remained unchanged compared to the same period last year.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
License Revenues
North America	$9,426	$16,434	$(7,008)	(43)%	$29,133	$32,293	$(3,160)	(10)%
Europe	2,000	853	1,147	134%	4,646	3,870	776	20%
APAC	389	478	(89)	(19)%	2,135	1,224	911	74%

Total	$11,815	$17,765	$(5,950)	(33)%	$35,914	$37,387	$(1,473)	(4)%

% of total revenue	35%	44%			36%	38%

Services. Services revenue is comprised of maintenance and support, professional services, and training. Service revenues decreased marginally in the third quarter of fiscal 2011 compared to the corresponding period last year due to a large dispute resolution with IBM in the third quarter of fiscal 2010 which resulted in a $2.1 million increase to maintenance revenue in North America. This decrease was offset by improvements in our maintenance revenue stream due to improving license bookings experienced over the recent quarters. We also experienced slight improvements in our maintenance renewal decline rate. Also, our prior year third quarter services revenues were negatively impacted due to the fact that certain revenue could not be recognized due to the impact of purchase accounting on the acquired Xenos maintenance contracts. We experienced increases in our international service revenues during the third quarter of 2011 as a result of several large professional services engagements. Service revenues were also positively impacted by currency exchange rate fluctuations in Europe.

By region, North America accounted for approximately 75% of the total services revenue in the third quarter of fiscal 2011 while the Europe and Asia Pacific regions accounted for 20% and 5% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 79% of the total services revenue while the Europe and Asia Pacific regions accounted for 17% and 4% of the total services revenues, respectively.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Services Revenues
North America	$16,596	$17,409	$(813)	(5)%	$48,247	$48,446	$(199)	—%
Europe	4,368	3,816	552	14%	12,522	11,145	1,377	12%
APAC	1,030	777	253	33%	2,952	2,153	799	37%

Total Services	$21,994	$22,002	$(8)	—%	$63,721	$61,744	$1,977	3%

% of total revenue	65%	55%			64%	62%

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Cost of license fees	$424	$651	$(227)	(35)%	$1,366	$1,589	$(223)	(14)%
% of license revenue	4%	4%			4%	4%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in cost of license fees in absolute dollars for the third quarter and first nine months of fiscal 2011, compared to the corresponding period was primarily related to additional production related expenses incurred during the third quarter of fiscal 2010 in anticipation of the September 14, 2010 release of ActuateOne. We also fully amortized the purchase technologies associated with our acquisition of Performancesoft in December 2010 which resulted in lower amortization expense for the three and nine months ended September 30, 2011, compared to the corresponding periods last year. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 4% and 5% of revenues from license fees for the remainder of fiscal 2011.

Cost of services

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Cost of services	$4,998	$4,970	$28	1%	$15,653	$14,596	$1,057	7%
% of services revenue	23%	23%			25%	24%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The increase in cost of services for the third quarter of fiscal 2011, compared to the prior year was not significant.

For the nine months ended September 30, 2011, the increase was due to the timing of the acquisition of Xenos in February 2010, which resulted in eight months of Xenos expenses in the first nine months of fiscal 2010 compared with nine months of expenses incurred in fiscal 2011. Commission and bonus expense increased due to higher compliance related bookings. The compliance group is an internal organization established to monitor and ensure that our customers remain in full compliance with the provisions of their respective licensing agreements with Actuate. In addition, we experienced increased third party consulting fees due to a significant customer migration project in the first quarter of 2011, which placed a higher demand on our professional services partners as we lacked sufficient internal Actuate resources to meet the customer dates. Currently we expect our cost of services expenses as a percentage of total services revenues to be in the range of 23% to 24% of total services revenues for the remainder of fiscal 2011.

Sales and marketing

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Sales and marketing	$10,423	$10,767	$(344)	(3)%	$31,819	$30,468	$1,351	4%
% of total revenue	31%	27%			32%	31%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. The decrease in sales and marketing expense compared to the corresponding period in the prior year was due to lower sales commissions and bonuses of approximately $500,000 resulting from the closure of several large license transactions during third quarter 2010 including the large IBM transaction. Employee training and seminar related expenses also decreased by approximately $550,000 during the third quarter of fiscal 2011 due to an annual sales kick off that was held last year but which was not held this year. These decreases were partially offset by increases in employee travel and third party commissions associated with a large OEM transaction in Europe. These increases combined totaled approximately $650,000.

For the nine months ended September 30, 2011, the increase was due to the timing of the acquisition of Xenos in February 2010 which resulted in eight months of Xenos expenses in the first nine months of fiscal 2010 compared with nine months of expenses incurred in fiscal 2011. In addition, salaries, benefits, stock-based compensation and employee travel combined to account for approximately $1 million of the increase in the first nine months of fiscal 2011 expenses. The increase in salaries was due to a slight increase in our average year-to-date sales and marketing headcount as well as annual merit increases. Marketing program expenses increased by approximately $240,000 mainly due to the use of onsite vendors for webinars and web marketing for conference sponsorships. We also experienced increases in recruiting and third party commission costs during the first nine months of fiscal 2011. Offsetting these increases was a decrease in employee training and seminars during the first nine months of fiscal 2011. We currently expect our sales and marketing expenses as a percentage of total revenues to increase for the remainder of fiscal 2011 as we expect to add new sales headcount to create higher sales capacity.

Research and development

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Research and development	$5,830	$6,304	$(474)	(8)%	$18,480	$18,574	$(94)	(1)%
% of total revenue	17%	16%			19%	19%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. Our research and development expenses decreased compared to the corresponding period in the prior year as result of lower overall compensation related expenses.

The decrease in overall research and development expense for the nine months of fiscal 2011, compared to the prior year was not significant. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 17% to 19% of total revenues for the remainder of fiscal 2011.

General and administrative

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
General and administrative	$4,885	$4,916	$(31)	(1)%	$15,623	$19,288	$(3,665)	(19)%
% of total revenue	14%	12%			16%	19%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The decrease in general and administrative expense for the third quarter of fiscal 2011, compared to the prior year was not significant.

For the nine months ended September 30, 2011, the decrease in general and administrative expenses in both absolute dollars and as a percentage of total revenues was primarily due to reductions in legal fees resulting from successful resolution of several contract compliance matters prior to the end of third quarter fiscal 2010. As a result, litigation and acquisition related expenses decreased by approximately $5.1 million during the first nine months of fiscal 2011 compared to the same period last year. The decrease in legal fees was partially offset by approximately $1.4 million of increases in employee compensation and related expenses due to annual merit increases, increased management bonuses due to better overall performance, and stock-based compensation. We expect our general and administrative expenses as a percentage of total revenues to be in the range of 13% to 14% for the remainder of fiscal 2011.

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

Amortization of other purchased intangibles

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Amortization of other purchased intangibles	$289	$529	$(240)	(45)%	$1,007	$1,351	$(344)	(25)%
% of total revenue	1%	1%			1%	1%

Amortization expense during the third quarter and the first nine months of fiscal 2011 was lower than the levels experienced during the same periods in fiscal 2010 as some intangibles related to our prior acquisitions were fully amortized at the end of fiscal 2010. We continue to amortize the intangible assets purchased through the acquisition of Xenos on a straight-line basis over their estimated useful lives of seven years.

Restructuring charges

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Restructuring	$158	$7	$151	2,157%	$889	$671	$218	32%
% of total revenue	1%	—%			1%	1%

During the first quarter of fiscal 2011, we implemented restructuring actions that resulted in an aggregate charge of $294,000 and the elimination of most of Xenos’ general and administrative department. Also included in the aggregate charges for the first quarter of 2011 was a $125,000 idle facilities charge related to our South San Francisco facility.

During the second quarter of fiscal 2011, we implemented a plan to restructure parts of our North American product development and global sales and marketing operations in order to align our cost structure with our current business plan. As a result of the restructuring program, we reduced our global workforce by 26 positions and recorded $720,000 of restructuring charges related to employee severance arrangements. In addition to these charges, we reversed approximately $283,000 of a previously accrued severance liability. This severance liability was initially recorded in December 2004 in connection with litigation related to a previous reduction in work force in Europe. Risk assessment rendered by management had indicated that the Company maintained adequate legal defenses and further settlement payments were no longer a significant risk. Accordingly, this liability was reversed at the end of the second quarter of fiscal 2011.

During the third quarter of fiscal 2011, we closed our Xenos facility in Europe and incurred an idle facilities charge of approximately $158,000. Historically, restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. These restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

Interest income and other income/(expense), net

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Interest and other income, net	$170	$86	$84	98%	$474	$372	$102	27%
Foreign exchange gain/(loss)	812	(61)	873	(1,431)%	(1,314)	(1,232)	(82)	7%

Total interest income and other income (expense), net	$982	$25	$957	3,828%	$(840)	$(860)	$20	(2)%
Interest expense	$(136)	$(424)	$288	(68)%	$(781)	$(1,296)	$515	(40)%

Interest and other income during the third quarter of fiscal 2011 increased due primarily to currency exchange gains as a result of favorable revaluation of net monetary assets held by our Swiss subsidiary as the Euro and the British Pound strengthened against the Swiss Franc. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations. We also incurred lower interest expense as we fully paid-down the full outstanding balance on our Credit Facility in early part of May 2011.

For the nine months ended September 30, 2011, we experienced increases and decreases in similar categories of costs as we did during the quarter.

Provision for income taxes

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2011	2010	Variance $’s	Variance %	2011	2010	Variance $’s	Variance %
Provision for income taxes	$2,926	$4,269	$(1,343)	(31)%	$4,514	$2,518	$1,996	79%
Effective tax rate	38%	38%			39%	24%

For the three months ended September 30, 2011, we recorded an income tax provision of approximately $2.9 million, as compared to an income tax provision of approximately $4.3 million for the same period last year. The decrease in the income tax provision for the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 is mainly due to lower earnings as a result of lower license revenue for the quarter.

For the nine months ended September 30, 2011, we recorded an income tax provision of approximately $4.5 million, as compared to an income tax provision of $2.5 million for the same period last year. The increase in the income tax provision for the nine months of fiscal 2011 as compared to the nine months of fiscal 2010 is due to the higher year-to-date domestic pretax net income and a tax benefit of approximately $1.6 million recognized discretely in the first quarter of fiscal 2010 for the release of valuation allowance on Canadian deferred tax assets. The change in valuation allowance was made due to changes in judgments related to the future use of deferred tax assets. The expected utilization of these deferred tax assets changed because of changes in future year income projections and tax planning strategies.

During the three months ended September 30, 2011, the Company did not materially change its reserves for uncertain tax positions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company does not believe it is reasonably possible that its reserve for uncertain tax positions would materially change in the next 12 months.

Liquidity and Capital Resources

	As of September 30, 2011	As of September 30, 2010	Change $	Change %
(dollars in thousands)
Cash, cash equivalents and short-term investments	$63,514	$73,540	$(10,026)	(14)%
Working capital	$39,391	$46,093	$(6,702)	(15)%
Note payable	$—	$40,000	$(40,000)	(100)%
Stockholders’ equity and non-controlling interest	$113,483	$85,672	$27,811	32%

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, sales commissions, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and debt service payments. Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program, which is discussed below.

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities. Net cash provided by operating activities decreased in the first nine months of fiscal 2011 compared to the same period last year primarily due to lower collections. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date increased by 12 days from 48 days at September 30, 2010 to 60 days at September 30, 2011. The reason for this increase in DSO was due mainly to the collection of $11 million from IBM in the third quarter of fiscal 2010. The increase in receivables was one of the drivers for the lower cash flows generated from operations. Another factor contributing to lower operating cashflows was an increase in income tax payments resulting from lower available R&D tax credits in fiscal 2011. Partially offsetting this increase in tax payments was a reduction in cash outflows related to other accrued liabilities. These cash outflows relating to other accrued liabilities were lower in the first nine months of fiscal 2011 compared to the corresponding period last year due to lower legal fees, as the Company successfully settled several large contract compliance matters in the third quarter of fiscal 2010.

The primary uses of cash from operations consist of salaries and benefits, commissions and bonuses paid to our employees. We pay our employees on a semi-monthly basis and we generally pay our vendors within one month from receiving an invoice for services rendered. We are also contractually committed to pay rent and facility related charges in support of our worldwide operations. As of September 30, 2011, we remained contractually committed to $6 million in net operating lease obligations related to our worldwide facilities. The majority of these commitments are due within the next three years.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing and amount of tax and other liability payments.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. During the first nine months of fiscal 2011, we liquidated a large portion of our short-term investments in order to fully pay down the outstanding balance on our revolving line of credit with WFF. As a result of this liquidation, cash provided from investing activities for the nine months ended September 30, 2011 increased to approximately $25.8 million. For the same period in fiscal 2010, cash used totaled $26.6 million. This was mainly due to the acquisition of Xenos in February 2010 which resulted in a cash payment of approximately $27.3 million. The remaining increase in cash provided primarily relates to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities: Cash used in financing activities was approximately $30.6 million for the nine months ended September 30, 2011 compared to $5.1 million provided by financing activities during the same period in fiscal 2010. This increase in cash used in fiscal 2011 was driven primarily by the full pay down of the outstanding balance on our revolving line of credit with WFF, compared with $10 million in borrowing last year used to partially fund the acquisition of Xenos in February 2010. The cash used to pay down the Credit Facility in the first nine months of fiscal 2011 was partially offset by higher proceeds from exercise of employee stock options when compared to the first half of fiscal 2010. Finally, in the third quarter of fiscal 2011, we used approximately $5 million to repurchase 810,800 shares of Actuate stock compared with $10 million used to repurchase 2,042,612 shares during the first nine months of fiscal year 2010.

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of September 30, 2011, we held an aggregate of approximately $36.5 million in cash, cash equivalents and investments in North America and an aggregate of $27 million in foreign accounts. If these funds currently held by our foreign subsidiaries are needed for operations in the U.S., we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations

We believe that our current cash balances, funds available under our Credit Facility, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may find it necessary to sell additional equity, or obtain additional credit facilities. The sale of additional equity could result in additional dilution to our current stockholders. A portion of our cash may be used to acquire or invest in complementary businesses, including the acquisition of the minority interest in our 88% owned subsidiary in Japan, or complementary products or to obtain the right to use complementary technologies.

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

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this Credit Facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this Credit Facility to complete the acquisition of Xenos, which was completed on February 1, 2010. There are no minimum pay-down requirements under the terms of this Credit Facility so long as the Company remains in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million. Of these total costs, approximately $1 million was paid as of September 30, 2011. The remaining balance is comprised of a commitment fee totaling $125,000 that is due and payable on the third anniversary of the date of the Credit Agreement, which will be in November 2011 unless the agreement is terminated prior to that time. These costs are being capitalized and amortized over four years in the Company’s Consolidated Balance Sheet as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement is for a period of four years and is scheduled to expire on November 3, 2012.

In May 2011 the Company paid down the outstanding balance on its revolving line of credit. The Company used $40 million in cash and short-term investments in order to pay down this outstanding debt. As of September 30, 2011, there was no balance owed on this Credit Facility and the balance available under the revolving Credit Facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of September 30, 2011, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company was in compliance with these covenants at September 30, 2011. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line on a monthly basis.

The following table represents costs related to our Credit Facility with Wells Fargo Financial (“WFF”) (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Interest expense	$—	$338	$441	$984
Amortization of debt issuance costs	72	72	216	215
Unused line fees	64	13	122	43

	$136	$423	$779	$1,242

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

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its consolidated balance sheet. At September 30, 2011, the deferred rent liability balance totaled approximately $335,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. This total deferred rent liability balance was classified under the current accrued liabilities section of our consolidated balance sheet at September 30, 2011. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal 2007. Actuate also had been leasing an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this facility expired in May 2011. This facility was entirely subleased through the end of its leased life. Actuate also leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $862,000 and approximately $2.6 million in the third quarter and the first nine months of fiscal 2011, respectively, and approximately $853,000 and approximately $2.6 million in the third quarter and the first nine months of fiscal 2010, respectively.

The following table summarizes our contractual obligations as of September 30, 2011 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$6,045	$2,846	$2,063	$1,104	$32
Unused line fees and loan obligations (2)	402	379	23	—	—
Obligations for uncertain tax positions (3)	743	—	743	—	—

Total	$7,190	$3,225	$2,829	$1,104	$32

(1)	Our future contractual obligations include minimum lease payments under operating leases at September 30, 2011.
(2)	Includes estimated unused line fees and commitment fees related to the revolving line of Credit Agreement with Wells Fargo Foothill.
(3)	Represents the tax liability associated with uncertain tax positions. See discussion on obligations for uncertain tax positions in Note 12 of our Notes to the Consolidated Financial Statements of our Form 10-K for fiscal year 2010 filed with the SEC on March 11, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first nine months of fiscal years 2011 and 2010 we derived 22% and 19%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. With exception of Cayman Islands, the functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized losses due to foreign exchange rate fluctuations was approximately $1.3 million during the first nine months of fiscal 2011 compared to losses of approximately $1.2 million for the first nine months of fiscal 2010. During the first nine months of fiscal 2011, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenues by approximately $1.5 million when compared to the same period in the prior year while expenses were negatively impacted by approximately $1.2 million.

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

•

We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or (losses) before income taxes. These hypothetical results are summarized in the table below as of September 30, 2011:

Annual change in currency exchange (in thousands)
-15%	-10%	-5%	+5%	+10%	+15%
$(3,830)	$(2,560)	$(1,280)	$1,280	$2,560	$3,830

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. No single customer has accounted for more than 10% of total sales in the third quarter and the first nine months of fiscal 2011, respectively. There was one customer that accounted for more than 10% of total sales in the third quarter & the first nine months of fiscal 2010, respectively.

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

(a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by the report as required by Rule 13a-15(b), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate. The Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls were not effective as to the material weakness discussed in our Form 10-K for the year ended December 31, 2010. However, the Company plans to remediate by the end of fiscal 2011 the material weakness identified in fiscal year 2010.

(b) Changes in Internal Control over Financial Reporting in our Last Fiscal Quarter

During the third quarter of fiscal 2011, in response to the material weakness identified in Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011, we implemented the following control measures:

•	Identified unusual items during the quarter for further review and analysis

There were no other significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is engaged in certain legal actions arising in the ordinary course of business, including international employment litigation arising out of restructuring activities. Although there can be no assurance as to the outcome of such litigation, the Company believes that it has adequate legal defenses and that the ultimate outcome of any of these actions will not have a material effect on the Company’s financial position or results of operations. Expenses associated with certain legal actions could result in increased operating expenses that may adversely impact the Company’s future operating results and cash flows.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that the Company’s current or future products infringe their intellectual property rights. The Company has been subject to infringement claims in the past and it expects that companies in the Business Intelligence, Rich Information Applications or Performance Management software market will increasingly be subject to infringement claims as the number of products and/or competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in significant litigation and other expenses, divert management’s attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of product infringement against the Company and its failure or inability to license the infringed or similar technology could materially harm the Company’s business, operating results and financial condition.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 22%, 19% and 22% for the nine months of fiscal years 2011, 2010 and 2009, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2011. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 32%, 58%, and 31% of total revenues from license fees for the first nine months of fiscal years 2011, 2010 and 2009, respectively. The higher ratio of license fees through indirect channel partners experienced in fiscal 2010 was primarily attributed to the IBM transaction. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. Xenos Group’s business in the United Kingdom relies on the sale and support of third party software as a significant component of its business. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

•

Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell Rich Information Applications, Print Stream and Performance Management as separate products or include similar functionality with their applications or databases;

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

Many of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources than it does. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing Business Intelligence, Performance Management, Print Stream and Rich Information Applications software products or significantly increase the functionality of their existing software products, either of which could result in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter the Business Intelligence, Performance Management, Print Stream and Rich Information Applications software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm the Company’s business, operating results and financial condition.

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

IF THE MARKET FOR BUSINESS INTELLIGENCE, RICH INFORMATION APPLICATIONS, PRINT STREAM AND PERFORMANCE MANAGEMENT SOFTWARE DOES NOT GROW AS THE COMPANY EXPECTS, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company cannot be certain that the market for Business Intelligence and Rich Information Applications, Print Stream and Performance Management software products will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for Business Intelligence and Rich Information Applications, Print Stream and Performance Management software products declines, fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its Business Intelligence, Rich Information Applications, Print Stream and Performance Management related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about Business Intelligence, Rich Information Applications, Print Stream and Performance Management software and products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be materially harmed.

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

RENEWAL OF MAINTENANCE SERVICES ON OUR OLDER SOFTWARE SALES PRODUCTS DECLINE

The Company has historically experienced a high maintenance retention rate across its various product lines. As certain of the Company’s products age, these retention rates may not be sustained unless the Company is successful in providing its customers with more advanced functionality and the levels of support that they require. If this trend continues, the Company’s business, operating results and financial condition could be materially harmed.

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

During the third quarter of fiscal 2011, in response to the material weakness identified in Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011, we implemented the following control measures:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended September 30, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
July 1, 2011 through July 31, 2011	—	$—	—	—
Month #2
August 1, 2011 through August 31, 2011	810,800	$6.16	810,800	—
Month #3
September1, 2011 through September 31, 2011	—	$—	—	—

Total	810,800	$6.16	810,800	—

(1)	On January 28, 2011, the Board of Directors approved an on-going extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock of up to an aggregate of $5 million in the third quarter of fiscal year 2011.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101	The following materials from the Quarterly Report on Form 10-Q of Actuate Corporation for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements*.

b)	Reports on Form 8-K:

Report Date	Description of Document

September 1, 2011	The Company furnished a Current Report on Form 8-K to report, under Item 4 thereof, a change in the Company’s certifying accountant.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation
(Registrant)

Dated: November 4, 2011	By:	/S/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President,
Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)