Form 10-K
period 2011-12-31
ACTUATE CORP
filed 2012-03-09
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  ☐                No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $258,492,137 based on the closing sale price as reported on The Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2012

Common Stock, $0.001 par value	48,929,334

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2011.

Annual Report on Form 10-K

for the fiscal year ended December 31, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K under “Business,” “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements include statements regarding Actuate’s expectations, beliefs or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements contained in this Report on Form 10-K after the date hereof or to conform such statements to actual results. Readers are cautioned not to place undue reliance on forward-looking statements and should carefully review the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein and the risk factors described in other documents Actuate files from time to time with the Securities and Exchange Commission, including current reports on Form 8-K and quarterly reports on Form 10-Q filed by Actuate during 2011.

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

Actuate’s executive officers as of February 6, 2012 are as follows:

Name	Offices
Nicolas C. Nierenberg	Chairman of the Board and Chief Architect
Peter I. Cittadini	Director, President and Chief Executive Officer
Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer
N. Nobby Akiha	Senior Vice President, Marketing
Thomas E. McKeever	Senior Vice President, General Counsel, Chief Compliance Officer, Secretary and Corporate Development

Nicolas C. Nierenberg, 55, has been Chairman of the Board of Directors since he co-founded Actuate in November 1993 and became Actuate’s Chief Architect in August 2000. Mr. Nierenberg was also Chief Executive Officer of Actuate from November 1993 until August 2000 and President from November 1993 until October 1998. Prior to founding Actuate, from April 1993 to November 1993, Mr. Nierenberg worked as a consultant for Accel Partners, a venture capital firm, evaluating investment opportunities in the enterprise software market. Mr. Nierenberg co-founded Unify Corporation, which develops and markets relational database development tools. Mr. Nierenberg held a number of positions at Unify including, Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Engineering and Chief Technical Officer. Mr. Nierenberg is currently a director for privately held companies AwarePoint Corporation, Apatana, Inc., Photoleap, Inc. and is a member of the Board of Trustees for The Burnham Institute, a non-profit organization.

Peter I. Cittadini, 56, has been Chief Executive Officer of Actuate since August 2000 and has been the President of Actuate since October 1998. Mr. Cittadini was Actuate’s Chief Operating Officer from October 1998 until August 2000 and served as Actuate’s Executive Vice President from January 1995 to October 1998. From 1992 to 1995, Mr. Cittadini held a number of positions at Interleaf, Inc., an enterprise software publishing company, including Senior Vice President of Worldwide Operations responsible for worldwide sales, marketing, customer support and services. From 1985 to 1991, Mr. Cittadini held a number of positions at Oracle Corporation, including Vice President, Northeast Division.

Daniel A. Gaudreau, 64, has been Senior Vice President, Operations and Chief Financial Officer since January 1999 and served as Vice President, Finance and Administration and Chief Financial Officer from February 1997 to January 1999. From January 1994 to February 1997, Mr. Gaudreau served as Vice President, Finance and Chief Financial Officer of Plantronics, Inc., a publicly traded telephone headset manufacturing company, where he was responsible for all financial and administrative operations. From January 1990 to January 1994, Mr. Gaudreau was Vice President, Finance and Chief Financial Officer at Ready Systems, an operating systems software company. Mr. Gaudreau spent two years at Apple Computer as the Controller of Fremont Manufacturing Operations, prior to which he spent 18 years at General Electric where he held various financial management positions.

N. Nobby Akiha, 54, has been Senior Vice President, Marketing since June 2006 and served as Vice President of Marketing from August 2000. From August 1994 to July 2000, Mr. Akiha was Vice President, Marketing and Business Development at Inference Corporation. From October 1993 to July 1994, Mr. Akiha was a Senior Consultant at Regis McKenna, Inc. Prior to that, Mr. Akiha was Director of Marketing Communications at Interactive Development Environments and a Group Product Manager at Oracle Corporation.

Thomas E. McKeever, 44, has been Senior Vice President, General Counsel, Chief Compliance Officer, Secretary and Corporate Development since January 2009 and served as General Counsel, Vice President Corporate Development and Secretary since May 2006. Mr. McKeever was formerly with Sun Microsystems, Inc., was an associate in several law firms in the San Francisco Bay Area and served as a law clerk to the Honorable Lawrence T. Lydick of the United States District Court for the Central District of California (Orange County).

Industry Background

The ‘consumerization’ of business applications, social media and the proliferation of mobile and tablet devices are fundamentally changing the way that consumers and organizations communicate, obtain information, purchase goods and transact business. Through the emergence of customized, visually rich applications for the cloud and mobile devices, users have developed a heightened set of expectations for self-service access of relevant, timely and dynamic information to increase their effectiveness both at home and at work.

In parallel to higher end-user expectations for business applications, organizations strive to maximize corporate performance. A common strategy for improving performance has been to better leverage the information captured by applications implemented to manage business areas such as sales, marketing, services, finance, manufacturing, distribution and human resources. Organizations have been seeking to use data to make informed decisions regarding both day-to-day operations and to formulate high-level strategy. These efforts have been largely unsuccessful due to the hard-to-use nature of traditional Business Intelligence (“BI”) tools used to access, visualize, interact with and analyze this data. Because such tools demand that users invest time and effort in learning new interfaces and acquiring new skills, the size and exclusivity of the power-user population within the organization that is trained to analyze data and share the results has been limited.

In order to achieve maximum efficiency and performance within the organization, end user adoption of decision-making information needs to be increased by delivering information through end user configurable dashboards, mobile applications and in-memory analytics customized for specific tasks and skill levels. Furthermore, users should be able to switch between these views within a singular, seamless user experience that needs minimal assistance from the IT department. With such a model each individual is provided with the information he or she needs, has visibility into their own performance, can be held accountable for their own results and can maximize collaboration with others. Such custom Business Intelligence and information applications also need to be scalable and robust enough to extend the usage of information outside the firewall to customers and partners, be deployed on the latest cloud or hybrid cloud environments and be readily consumable on the most popular mobile and tablet devices. These are the advantages of applications built upon Actuate-powered technologies.

Custom BI and information applications built using Actuate have an added advantage of being based on Business Intelligence and Reporting Tools (“BIRT”); an Eclipse open source project that was founded and continues to be co-led by Actuate. BIRT has grown in popularity to become the premier development environment for presenting data to users from multiple, disparate data sources as compelling visualizations. BIRT has been downloaded more than 10 million times by a global developer base of over 1.5 million. Familiarity with BIRT within Actuate’s target market is an added advantage to ensure that developer resources are plentiful in deploying custom BI and information applications and that BIRT is chosen as a foundation to keep up with the evolving user experience demanded by such applications. Actuate is widely recognized as the leader in open source Business Intelligence.

ActuateOne—Business Intelligence, Analytics and Reporting:    Actuate offers ActuateOne® to develop and deploy BIRT-based custom Business Intelligence and information applications targeting browsers and mobile devices, that deliver rich, interactive content hosted in cloud, SaaS and on premises deployments.

ActuateOne fulfills the vision that Actuate has maintained since the inception of BIRT: to redefine the BI category by moving away from sets of disparate tools to a composite of capabilities within a single environment. ActuateOne provides a single common architecture for development and deployment, utilizing one design, one server and one seamlessly unified end-user experience that meets the dynamically changing needs of information consumers. ActuateOne can transparently integrate into any enterprise IT infrastructure and consists of a highly scalable, reliable server and a robust development environment for building applications of any scale. Actuate’s powerful development and deployment architecture allows developers to harness content from virtually any data source and present it in almost any format required by users.

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

Actuate offers a complete suite of licensable, BIRT-based BI, analytics and reporting features within the integrated ActuateOne platform, providing 64-bit, in-memory analytics, user configurable dashboards, ad-hoc query, interactive mobile and web content, brochure-quality reporting, and spreadsheet analysis. These capabilities are powered by a single BIRT-based design and deployed with Actuate’s BIRT iServer to assure continuous, yet personalized BI and information application experience that maximizes user adoption.

ActuateOne provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical BI and information applications that deliver rich interactive content. Such applications retrieve business information from databases as well as print streams and deliver it as dashboards, interactive web pages, spreadsheets, mobile content and analytic cubes to customers, partners and employees around the globe. Our products and services are used by our customers to develop and deploy applications across a range of business functions including financial management, sales management, account management, and customer self-service.

In 2010 Actuate introduced BIRT onDemand, Actuate’s Platform as a Service Solution (PaaS) for BI, analytics and reporting. BIRT onDemand supports the current version of BIRT and comes with an intuitive user interface that delivers all the features of ActuateOne including end user configurable dashboards, in-memory analytics, ad-hoc authoring, mobility and interactive reports. BIRT onDemand provides a unique, multi-vendor, multi-tenant platform for BIRT-based cloud applications offering the flexibility of both end user and “instance-based” subscription models.

Xenos Enterprise Server™ Framework:    In February 2010, Xenos became a division of Actuate. Xenos solutions, based on the highly scalable Xenos Enterprise Server™, load, transform and present high volumes of data and documents across multiple channels. The result is superior storage, real-time access, personalization, multi-channel presentment, printing and delivery for high-volume transactional output (“HVTO”).

Xenos Enterprise Server™ (ES) is an award-winning, enterprise-class application that captures, identifies, routes, stores and retrieves structured and unstructured documents and data with unparalleled scalability. Xenos ES supports the processing, extraction, transformation, repurposing and personalization of structured and unstructured data in both legacy and SOA environments. Xenos ES distributes documents across multiple channels such as Web, mobile and tablet devices in addition to providing interactivity and document analytics through its integration with ActuateOne.

Xenos adds powerful transformation services to ActuateOne which not only add documents and print streams as direct BIRT data sources, but also brings parsing and workflow technologies into the fold for tackling traditionally difficult enterprise information transformation problems such as access to mainframe and legacy data.

Performance Analytics:    BIRT Performance Analytics engages the entire organization in improving performance from business user driven discovery, analysis, and performance improvement at all levels in an organization on a single platform. Powered by ActuateOne and available both on-premise and in the cloud, Actuate BIRT Performance Analytics provides interactive dashboards, analytics, and scorecards delivering rapid time to value from discovery to decision.

BIRT Performance Analytics has been designed specifically to drive Business Performance improvement both at the strategic and operational levels. With a simple-to-use web interface, users across the enterprise can monitor operations, identify and analyze performance issues and enact initiatives that align activities with business goals. BIRT Performance Analytics helps business users them make the right decisions.

With the combination of Actuate’s BIRT Performance Analytics applications with ActuateOne provides capabilities for distributing accountability throughout the enterprise, our customers are now able to quickly build and deploy rich, intuitive and easy to use Performance Management solutions that offer managers at all levels the ability to drill-through from executive level information to real-time operational details, resulting in heightened management effectiveness and breakthrough corporate performance throughout the enterprise.

BIRT Spreadsheet:    Actuate’s BIRT Spreadsheet products are Excel®-based and deliver Excel-like reporting, formatting and calculation functionality within Java applications. Actuate BIRT Spreadsheet products can also leverage all the Actuate deployment options—embedded in applications or deployed cloud or on-premise enterprise environments.

Strategy

Our goal is to be the leader in delivering custom BI and information applications by increasing the richness, interactivity and effectiveness of enterprise information, for everyone, everywhere. Actuate delivers ActuateOne for both customer and employee-facing applications deployed on premises, upon mobile devices or on the cloud. ActuateOne boasts unmatched scalability, high-performance, reliability and security. Its proven capabilities and highly collaborative development architecture are backed by the world’s largest open source business application developer community, grounded in BIRT, the Eclipse Foundation’s only top level Business Intelligence and reporting project. Key elements of our strategy include:

Extend Technology Leadership.    Since inception, we have focused our research and development efforts on developing core technologies that address the extreme requirements of developing and deploying applications in the areas of Business Intelligence, Customer Communications and Performance Management. Our products integrate a number of advanced technologies, including patented methods of processing a query joining data stored in different sources, providing page level security in a report, LDAP integration, advanced viewing technology incorporating Java, PDF, DHTML, Unicode, XML, AJAX, Flash and Web services, patented methods of storing and accessing data and semi-structured data, a multi-tier architecture, Web access and delivery technology, EII data access technology, patented spreadsheet technology, patent-pending assistive technology for the visually impaired and intuitive Performance Management interfaces such as Briefing Books. The Company was granted four patents during 2011. We have in the past rapidly incorporated new technology into our product offerings. We believe that we provide a leading open standards based BI platform and we intend to extend this leadership position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies when and if appropriate.

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

Focus on Key Application Areas.    Our technology is uniquely suited to meet customer requirements for custom BI and information applications for specific business functions such as financial management, customer self-service, customer statement delivery and management, sales management, account management, workforce management and Performance Management. We intend to continue to focus on these areas within our sales and marketing functions as well as provide more complete customer solutions through targeted partnering and technology development.

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

International Presence.    Outside North America, we have established subsidiaries in a number of countries and have reseller relationships throughout Europe, Middle East and Asia/Pacific region. We have localized versions of our products in French, German, Spanish, and Japanese and we also support Chinese, Korean, and right-to-left reporting. We intend to grow our international operations by expanding our indirect distribution channels worldwide and by continuing the localization of our products in selected markets. International sales accounted for 21%, 21%, and 23% of our total revenues in 2011, 2010, and 2009, respectively.

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

Products and Technology

ActuateOne

ActuateOne is Actuate’s flagship product line. It is a composite of licensable BIRT-based products and features for rapidly developing and deploying BIRT-based custom BI applications and information applications. Applications built with ActuateOne provide one, BIRT-centric, unified user experience regardless of task or skill level; are supported by one server technology for any deployment including cloud or SaaS, and are built with one BIRT design structure that can access and integrate any data source—including high volume print streams; perform in-memory analytic aggregation and caching; and create reusable components, reports, report packages or even whole applications. ActuateOne depicts content as rich data visualizations, including interactivity, dashboards, analytics, and presents them as web and mobile BIRT applications, helping organizations drive revenue through higher customer satisfaction and improved operational performance. The Actuate product line assures that 100% of users, customers, partners and employees can get the information they need to drive prompt, effective action. Whether our customers wish to make better decisions, achieve stronger customer relationships or manage to performance goals, Actuate provides a variety of intuitive, personalized and easy-to-use formats that present data integrated from all relevant sources. Our flexible deployment options, innovative licensing and world class scalability support various types of projects, no matter how extreme.

ActuateOne extends Eclipse BIRT to deliver rich, highly interactive enterprise and customer-facing information applications. Organizations that want to visualize structured data and documents as custom BI and information applications with BIRT as its foundation can now use the product line to:

•	Build any information-rich interactive content using BIRT: including Flash-based or HTML5-based visualizations, dashboards and dynamic statements for any interface or device.

•	Deploy BIRT to satisfy any scope: leveraging Actuate’s industry leading performance, scale, reliability and security capabilities.

•	Develop BIRT content efficiently: using a developer-centric design environment and open Application Programming Interfaces (“APIs”) to satisfy any application requirement.

The release of ActuateOne built on the Company’s strategy to ensure the cost effective, efficient commercial deployment of custom BI and information applications by:

•	Lowering resource costs associated with application development, maintenance and deployment by tapping into the skill sets and shared resources of a large and growing community of Eclipse developers.

•

Increasing developer agility and productivity, by promoting interoperability and standards-based development, extensibility and integration to allow BIRT to fit seamlessly and effortlessly within any today’s and tomorrow’s environments.

•

Meeting continuously evolving self-service requirements by encouraging user participation across the community from developers to everyday consumers to refine their own information for their personal and current need through a variety of interactive features and engaging interfaces.

•

Introducing innovative licensing models and practices that offer purchasing flexibility to the customer without compromising the ongoing value of the software. Customers have the flexibility to license Actuate products on a Per CPU Core basis for performance and scalability; on a capacity-based work unit basis for pace-based value; on a Named User basis for installation flexibility; on instance-based capacity for cloud-centric flexibility and upon application based usage or on a royalty basis for OEMs and resellers. While many of these practices are product or situationally specific, these alternatives offer choices for customers and projects large and small.

Actuate Products	Product Description
BIRT iServer	Scalable information server for generating, managing, and securely delivering BIRT design-based content as interactive, highly visual reporting, analysis-ready spreadsheets and in-memory analytic content that drives custom BI and information applications. BIRT iServer offers a variety of services that allow organizations to grow these applications without adding administrative overhead on premise and in the cloud. Built-in, but optional, metadata called Information Objects, intelligent in-memory analytic data creation and storage called BIRT Data Objects, content security, high-availability clustering, automatic archiving, massive multi-tenant administration and multiple integration interfaces are some of these services. iServer can be implemented in a variety of environment topologies, providing levels of robustness required of modern virtualized applications, including on the cloud, on premises or via Actuate’s own Software-as-a-Service (SaaS) platform, BIRT onDemand. BIRT iServer also provides these same services to applications powered by Actuate’s original e.Report and BIRT Spreadsheet (e.Spreadsheet) based applications—even in the same cluster, allowing customers to smoothly transition to BIRT’s modern, interactive feature set while sustaining their investment in existing Actuate infrastructures.

BIRT Designer Pro

Based on the Open Source Eclipse BIRT Designer, this thick client, developer tool creates BIRT designs, metadata definitions, cube definitions, ad-hoc templates, reusable components and reports for professional application developers and report developers who build dynamic, interactive custom BI and information applications ready for deployment to end users. Commercial features added to the open source include hundreds of Adobe Flash and HTML5-based animated graphical widgets, commercial data connectors and JDBC drivers for popular databases, drivers to access BIRT report and Xenos-parsed documents as data sources, design perspectives for creating metadata, building cubes and traversing data lineage.

It includes a built-in Interactive Viewer for content review and also connects and publishes project contents to iServer in one click, as well as publishes content to BIRT onDemand accounts.

BIRT Interactive Viewer	User operated interactive environment that enables personalization and modification of report and cross-tab content, empowering even the novice business user with the ability to customize and save reports they are reviewing to continuously provide the information they need, even as these needs change.

Actuate Products	Product Description

BIRT Data Analyzer	Powerful cross-tab based analysis interface for directly traversing BIRT Data Objects, 64-bit in-memory analytic data sets assembled from virtually any data source.

BIRT 360 Dashboards	Application portal-based interface for easily creating operational and analytic dashboards tabs and canvases populated with interactive BIRT content and selectors, content from multiple feeds, BIRT widgets, Google Gadgets and other third-party content.

BIRT Mobile	Native mobile clients for viewing pre-built and custom BIRT content on popular mobile tablets and smart phones such as iPads and Android devices. Viewers for iPad, iPhone (and iPod Touch) and Android devices are freely available from the Apple and Android App Stores.

BIRT Spreadsheet Designer	Spreadsheet based development environment for creating flexible and customizable Excel-based spreadsheet reports.

Actuate e.Report Designer Pro	Actuate’s original, comprehensive, object-oriented environment for professional developers to create tightly integrated, highly flexible production reports.

Actuate e.Report for iServer	BIRT iServer option for generating document-centric, high fidelity production reports for employees, customers, and business partners in browser-based Web and PDF formats. BIRT and e.Report documents can be produced simultaneously from the same iServer environment.

Actuate BIRT Spreadsheet for iServer	BIRT iServer option for generating, managing, and distributing critical business information over the Internet exclusively as easy-to-use and intuitive desktop spreadsheets.

Page-Level & SmartSheet Security	BIRT, e.Report and BIRT Spreadsheet Server options that dramatically improve the scalability and administration of large documents distributed to high volumes of users. These patented options index and secure each recipient’s report pages or sections in a server-side instance of a multi-user report. PLS then presents each user with only the information, pages and content allowed and expected by the user at request time. This allows documents with thousands of users to be maintained as a single entity, dramatically reducing the overhead and costs associated with high numbers of users.

Actuate Performance Management

Actuate’s Performance Management Center of Excellence enables organizations drive Business Performance Improvement at both strategic and operational levels. Through 16 years of focus, the group helps customers reach their business performance goals by providing a tailored solution—BIRT Performance Analytics, a proven implementation approach backed by a community of professionals that guarantees that BIRT Performance Analytics delivers business user-driven discovery, analysis, and performance improvement at all levels in an organization on a single platform.

The group’s BIRT Performance Analytics solution helps organizations discover business performance issues, analyze the root cause of the issues and then enact targeted initiatives that align business efforts to drive tangible improvements. This is the only solution of its kind that drives closed loop performance improvement.

Powered by ActuateOne and available both on-premise and in the cloud, Actuate BIRT Performance Analytics provides interactive dashboards, in-memory analytics, and scorecards delivering rapid time to value from business discovery to decision. A dedicated R&D team continually innovates to address the needs of organizations striving for better performance both at the strategic and operational levels.

In addition, the group also fosters a vibrant community that helps in the quest to re-shape and redefine the evolving needs of users—and the products we avail to them. The community provides numerous outlets for both customers and performance management professionals to engage one another through participation in our forums, blogs and Perform Magazine. In addition, value-added functionality is made available through the BIRT Exchange Marketplace. New and existing customers can download quick start applications or extend the capability of their current system by downloading pre-built BIRT applications that add forecasting, performance portal gadgets, system usage utilities and much more.

The following table sets forth Actuate Performance Management solutions:

Actuate Products	Product Description
BIRT Performance Analytics	BIRT Performance Analytics delivers business user driven discovery, analysis, and performance improvement at all levels in an organization on a single platform. Powered by ActuateOne and available both on-premise and in the cloud, Actuate BIRT Performance Analytics provides interactive dashboards, in-memory analytics, and scorecards delivering rapid time to value from business discovery to decision.

BIRT Performance Analytics onDemand	Actuate BIRT Performance Analytics onDemand is a cost effective Software-as-a-Service (“SaaS”) solution that securely provides relevant Key Performance Indicators (“KPIs”) to managers who can positively impact performance.

Xenos—Enterprise Output Management

Through decades of innovation and experience, Actuate’s Xenos Group provides Enterprise Output Management solutions that have helped many top-tier organizations in financial services, insurance, telecommunications and utilities leverage their high-volume print and electronic documents.

Based on the Xenos Enterprise Server™ (“ES”) framework, Actuate’s Xenos Group solutions create business advantage and promote cost reduction by managing the capture, storage, repurposing and multi-channel delivery of our customers’ high-volume print and electronic documents. Xenos technology can process, extract, transform, repurpose and personalize high volumes of data and documents, resulting in superior storage, real-time access, online presentment, PDF accessibility, printing, and delivery of information in numerous formats across multiple channels.

The following table sets forth the products that comprise the Xenos suite of products.

Actuate Products	Product Description
Xenos Enterprise Server™

Xenos Enterprise Server™ (ES) is an award-winning, enterprise-class application that captures, identifies, routes, stores and retrieves structured and unstructured documents and data with unparalleled scalability. Xenos ES supports the processing, extraction, transformation, repurposing and personalization of structured and unstructured data in both legacy and SOA environments. Xenos ES distributes documents across multiple channels such as Web, mobile and tablet devices in addition to providing interactivity and document analytics through its integration with ActuateOne.

When leveraged within ActuateOne, Xenos ES with BIRT and iServer allow BI applications and rich information applications to include print streams or content stored within a repository. ActuateOne provides users with a common interface and a common report design, making it possible to work across the organization with minimal effort.

Actuate Products	Product Description
Xenos Developer Studio	Xenos Developer Studio is a unique and powerful, wizard-driven graphical user interface with intuitive drag-and-drop functionality, allowing developers to easily configure and monitor every aspect of Xenos Enterprise Server including Transformation Services for Documents and Transformation Services for Data.

Xenos Transformation Services for Documents	Xenos Transformation Services for Documents repurposes and transforms high-volume print stream documents and statements into electronic formats. High volumes of documents are indexed, transformed and repurposed for use in a variety of business-critical applications for Enterprise Output Management (EOM), Enterprise Report Management (ERM) and Enterprise Content Management (ECM). This allows them to be archived, retrieved, routed to for print and distribution, as well as presented online.

Xenos Transformation Services for Data	Xenos Transformation Services for Data is a high-speed, high-volume, structured and semi-structured data transformation and translation engine. It empowers organizations by putting them in control of their data, providing real-time back-office integration for straight-through processing between disparate business applications and systems.

Xenos infoWEB	Xenos infoWEB provides secure report management, distribution and online presentment that optimize the flow of information across the enterprise and beyond. It offers a complete solution, including secure electronic presentment, multi-channel report delivery, and document management. Xenos infoWEB demonstrates a measurable reduction in storage, printing, mailing and labor costs and improved operational efficiencies. Ease of use, rapid deployment and adoption, reliability and scalability based on changing demand all contribute to the Xenos infoWEB advantage.

Eclipse Business Intelligence and Reporting Tools Project

In August 2004 Actuate joined the Eclipse Foundation, a community committed to the implementation of a universal platform for tools integration, as strategic developer and board member. Actuate proposed the BIRT project to the Eclipse open-source community for review at the same time. The Eclipse Foundation approved the project in September 2004. Actuate is leading the development of BIRT, which culminated in the industry’s first open Business Intelligence and Reporting platform in June 2005. A version has been released in the June timeframe annually with the eighth major version of BIRT from the Eclipse Foundation planned for June of 2012.

BIRT has a global developer base of over 1.5 million and has been downloaded over 10 million times.

Customers

Our customers operate in a wide variety of industries, including financial services, government, high technology, health care, manufacturing, pharmaceuticals, telecommunications, utilities, automotive, education, entertainment, travel, retail and others.

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

Marketing

Our marketing organization is focused on generating leads, building market awareness and promoting acceptance of our Company and our products, as well as on developing strategic marketing, technology and other relationships. We have a comprehensive marketing strategy with several key components:

•	Image awareness and credibility building,

•	Direct marketing to both prospective and existing customers,

•	A strong Web and social media presence,

•	Comprehensive sales support materials as well as broad-scale marketing programs in conjunction with key partners.

Our corporate marketing strategy includes online advertising, search engine optimization and marketing, public relations activities, road shows/seminars, trade shows and user group meetings. We also engage in programs to work closely with industry analysts and other influential third parties. Our direct marketing activities include extensive Web-based marketing campaigns, participation in selected trade shows and conferences and targeted ongoing email efforts to existing and prospective customers. We also offer seminars, both in-person and over the Web, to educate prospective customers about custom BI and information applications built with our industry leading platform. Finally, we have invested in building a partner and channel marketing function to conduct cooperative marketing programs with our partners.

Professional Services

Our Professional Services organization provides high value consulting services to customers developing and deploying custom BI and information applications using our products. These services include application development strategy, project management, security integration and application design. We also actively recruit and train third party consulting firms to provide consulting services for our products. Due to the critical nature of customer BI and information applications built with our industry leading platform, we believe that our Professional Services group and relationships with our consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy Actuate-based applications. In addition, we offer, directly and through our network of certified training partners, classes and training programs for our products.

Customer Service

We believe that providing superior customer service is critical to successfully selling and marketing our products. Our maintenance and support contracts are typically for 12 months, and may be renewed annually. Maintenance fees are typically set at either a percentage of the total license fees paid by a customer or a percentage of the list price of the underlying products. Maintenance and support contracts entitle the customer to receive software patches, updates and enhancements, when and if available. Customers purchasing maintenance are able to access Actuate’s local support centers located in the United States, Canada, Singapore, and Switzerland via email and telephone during normal business hours. We supplement our telephone support with Web-based support services, including access to cases, resolutions, online Web forums and a software patch download area. We also offer an extended maintenance plan that gives our customers access to 24x7 support and additional support services. To improve access to our explanatory materials, we provide online documentation with all of our products.

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

We have development centers located in San Mateo, California, Overland Park, Kansas, Shanghai, China and Toronto, Canada. Research and development expenses were $24.3 million, $24.8 million, and $20.3 million in fiscal years 2011, 2010, and 2009, respectively. We intend to continue to invest in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend on our ability to create products that directly address our customers’ needs, are of high quality, and leverage the latest technological innovations. These products must also support current and future releases of popular operating systems platforms, development languages, databases, Internet standards, and enterprise software applications. We intend to maintain and improve our current product line and to timely develop or acquire new products. Our ability to achieve future revenue growth will depend in large part on the market acceptance of our current and future products.

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

•

Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell BI, Analytics and Performance Management capabilities as separate products or include similar functionality with their applications or databases;

•

Competition from other software vendors and software development tool vendors including providers of open-source software products that may develop scalable custom Business Intelligence, Performance Management and Information Applications products;

•

Competition from the IT departments of current or potential customers that may develop scalable custom Business Intelligence, Analytics, Performance Management and information applications products internally, which may be cheaper and more customized than the Company’s products; and

•	Competition from BIRT. The Company expects that BIRT, which is free, may in the short term cannibalize some smaller sales of its custom Business Intelligence and information applications products.

Most of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing BI, Analytics and Performance Management applications or significantly increase the functionality of their existing reporting software products. We expect additional competition as other established and emerging companies enter the BI and information applications market and new products and technologies are introduced.

Intellectual Property Rights

We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to click-wrap or signed license agreements that impose certain restrictions on licensees’ ability to utilize the software. In addition, we take precautions to avoid disclosure of our intellectual property. These precautions include requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We seek to protect our software, documentation, and other written materials under trade secret patent, copyright and trademark laws, which afford only limited protection. We also have a small number of issued and pending U.S. patents expiring at varying times ranging from 2015 to 2024. The expiration of any such patents would not have a material effect on our business.

Employees

As of December 31, 2011, we had 553 full-time employees, including 170 in sales and marketing, 163 in research and development, 111 in services and support, and 109 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage.

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

Financial Information about Segments and Geographic Areas

We have one reporting segment (see note 1 to our consolidated financial statements). For the years ended December 31, 2011, 2010 and 2009, refer to our consolidated financial statements for our revenues, profit and total assets and financial information about the geographic areas in which we are engaged in business.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that the Company’s current or future products infringe their intellectual property rights. The Company has been subject to infringement claims in the past and it expects that companies in the Business Intelligence, Rich Information Applications or Print Stream Performance Management software market will increasingly be subject to infringement claims as the number of products and/or competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in significant litigation and other expenses, divert management’s attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of product infringement against the Company and its failure or inability to license the infringed or similar technology could materially harm the Company’s business, operating results and financial condition.

COMPUTER “HACKERS” MAY DAMAGE OUR SYSTEMS, SERVICES AND PRODUCTS, AND BREACHES OF DATA PROTECTION COULD IMPACT OUR BUSINESS.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 21%, 21% and 23% for fiscal years 2011, 2010 and 2009, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 31%, 58%, and 26% of total revenues from license fees for fiscal years 2011, 2010 and 2009, respectively. The higher ratio of license fees through indirect channel partners experienced in fiscal 2010 was primarily attributed to the IBM transaction. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

DECLINING RENEWAL OF MAINTENANCE SERVICES ON OUR OLDER SOFTWARE SALES PRODUCTS

The Company has historically experienced a high maintenance renewal rate across its various product lines. As certain of the Company’s products age, these renewal rates may not be sustained unless the Company is successful in providing its customers with more advanced functionality and the levels of support that they require. If this trend continues, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY IS UNABLE TO FAVORABLY ASSESS THE EFFECTIVENESS OF ITS INTERNAL CONTROL OVER FINANCIAL REPORTING IN FUTURE PERIODS OR IF THE COMPANY’S INDEPENDENT AUDITORS ARE UNABLE TO PROVIDE AN UNQUALIFIED ATTESTATION REPORT ON SUCH ASSESSMENT, THE COMPANY’S STOCK PRICE COULD BE ADVERSELY AFFECTED.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an annual basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting are ongoing. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and has concluded that our internal control over financial reporting was effective. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 disclosed a material weakness relating to non-recurring transactions that resulted in a material error in our 2010 income tax provision. During the fiscal year of 2011, we modified our internal control over financial reporting with respect to accounting for income taxes. We worked with an experienced third-party accounting firm in the preparation and analysis of our interim and annual income tax accounting and identified and analyzed non-recurring transactions occurring during each accounting period to determine the appropriate accounting treatment for each non-recurring transaction. As a result of these actions, management has concluded that Actuate has remediated the material weakness as of the end of the period covered by this report.

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

The Company’s future success depends upon the continued service of its executive officers and other key engineering, sales, marketing and customer support personnel. None of its executive officers or key employees is bound by an employment agreement for any specific term. If the Company loses the service of one or more of its executive officers or key employees, or if one or more of its executive officers or key employees decide to join a competitor or otherwise compete directly or indirectly with it, it could have a significant adverse effect on the Company’s business.

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

CHANGES IN ACCOUNTING PRINCIPLES OR STANDARDS, OR IN THE WAY THEY ARE APPLIED, COULD RESULT IN UNFAVORABLE ACCOUNTING CHARGES OR EFFECTS AND UNEXPECTED FINANCIAL REPORTING FLUCTUATIONS, AND COULD ADVERSELY AFFECT OUR REPORTED OPERATING RESULTS.

We prepare our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in existing principles or guidance can have a significant effect on our reported results and may retroactively affect previously reported results. Additionally, proposed accounting standards could have a significant impact on our operational processes, revenues and expenses, and could cause unexpected financial reporting fluctuations.

For example, the Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP and those who are required to follow International Financial Reporting Standards (“IFRS”). These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, revenue recognition, lease accounting, and financial statement presentation. We expect the SEC to make a determination in the near future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.

THE COMPANY MAY BE UNABLE TO SUSTAIN OR INCREASE ITS PROFITABILITY.

While the Company was profitable in its last eight fiscal years, it incurred net losses during fiscal year 2003 and 2002. Its ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in its business. It expects its operating expenses to increase as its business grows, and it anticipates that it will make investments in its business. Therefore, the Company’s results of operations will be harmed if its revenues do not increase at a rate equal to or greater than increases in its expenses or are insufficient for it to sustain profitability.

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

THE PROTECTION OF OUR PROPRIETARY RIGHTS MAY BE INADEQUATE.

The Company has a small number of issued and pending U.S. patents expiring at varying times ranging from 2015 to 2024. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and license keys to protect its proprietary technology. For example, the Company licenses its software pursuant to click-wrap or signed license agreements that impose certain restrictions on licensees’ ability to utilize the software. In addition, the Company seeks to avoid disclosure of its intellectual property, including by requiring those persons with access to its proprietary information to execute confidentiality agreements with the Company and by restricting access to its source code. The Company takes precautions to protect our software, certain documentation, and other written materials under trade secret and copyright laws, which afford only limited protection.

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

CATASTROPHIC EVENTS MAY DISRUPT OUR BUSINESS.

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

Actuate’s properties consist of leased facilities for sales and marketing, research and development, services and support and administrative personnel. Actuate’s headquarters facilities consist of approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. The lease on these headquarter facilities will expire in July 2012. On November 28, 2011, the Company entered into lease agreements with CA—San Mateo BayCenter Limited Partnership (an affiliate of Equity Office) (the “Leases”) for approximately 58,000 square feet of office space (the “Leased Premises”) in the San Mateo BayCenter Campus in San Mateo, California. Actuate will vacate its current corporate headquarters located at the Bridgepointe Campus and use the Leased Premises as its corporate headquarters.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
First Quarter of Fiscal 2010	$5.99	$4.40
Second Quarter of Fiscal 2010	$5.99	$4.00
Third Quarter of Fiscal 2010	$5.34	$3.99
Fourth Quarter of Fiscal 2010	$5.96	$4.78
First Quarter of Fiscal 2011	$5.96	$4.63
Second Quarter of Fiscal 2011	$5.86	$4.94
Third Quarter of Fiscal 2011	$6.74	$5.39
Fourth Quarter of Fiscal 2011	$6.72	$5.15

According to the records of our transfer agent, as of February 29, 2012, Actuate had 90 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include, as one record holder each such brokerage house or clearing agency).

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

The following graphs compare:

I.	The cumulative total stockholder return on the common stock of the Company from December 31, 2006 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 31, 2011 (the last trading day of the fiscal year ended December 31, 2011) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Index”), (ii) the Dow Jones U.S. Software Composite Index (the “Dow Jones U.S. Software Index”) and (iii) the RDG Software Composite Index ( the “RDG Software Index”). This graph assumes the investment of $100 on December 31, 2006 in the common stock of the Company, the Nasdaq Index and the Dow Jones U.S. Software Index.

II.	The cumulative total stockholder return on the common stock of the Company from December 31, 2010 to December 31, 2011 with the cumulative total return of (i) the Total Return Index for the “Nasdaq Index”, (ii) the Dow Jones U.S. Software Composite Index (the “Dow Jones U.S. Software Index”) and (iii) the RDG Software Composite Index (the “RDG Software Index”). This graph assumes the investment of $100 on January 1, 2011 in the common stock of the Company, the Nasdaq Index and the Dow Jones U.S. Software Index.

The comparisons in the graphs above are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with the Consolidated Financial Statements and Notes thereto that are included elsewhere in this Form 10-K. The Consolidated Statements of Income data for the years ended December 31, 2011, 2010 and 2009 and the Consolidated Balance Sheet data as of December 31, 2011 and 2010 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Income data for the years ended December 31, 2008 and 2007 and the Consolidated Balance Sheet data as of December 31, 2009, 2008 and 2007 are derived from audited Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues:
License fees	$49,172	$49,155	$36,146	$39,989	$53,216
Services	85,771	82,317	83,187	91,001	87,410

Total revenues	134,943	131,472	119,333	130,990	140,626

Costs and expenses:
Cost of license fees	1,887	2,219	934	1,396	1,997
Cost of services	20,682	19,692	17,843	23,330	24,927
Sales and marketing	42,432	40,484	41,747	51,830	55,312
Research and development	24,272	24,850	20,267	22,035	21,826
General and administrative	20,903	23,767	20,315	18,470	17,784
Amortization of purchased intangibles	1,296	1,880	680	948	948
Asset impairment	1,681	—	—	—	—
Restructuring charges	889	968	348	1,506	1,686

Total costs and expenses	114,042	113,860	102,134	119,515	124,480

Income from operations	20,901	17,612	17,199	11,475	16,146
Interest income and other income (expense), net	(355)	(1,579)	294	901	3,311
Interest expense	(936)	(1,721)	(1,404)	(116)	(156)

Income before provision for income taxes	19,610	14,312	16,089	12,260	19,301
Provision for (benefit from) income taxes	7,623	3,665	3,910	(1,318)	(863)

Net income	$11,987	$10,647	$12,179	$13,578	$20,164

Basic net income per share (1)	$0.25	$0.24	$0.27	$0.23	$0.33

Shares used in basic net income per share calculation (1)	47,309	45,065	45,131	60,025	60,838

Diluted net income per share (1)	$0.23	$0.22	$0.25	$0.21	$0.29

Shares used in diluted net income per share calculation (1)	51,497	49,133	49,396	65,049	68,722

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$67,428	$79,324	$75,531	$58,441	$68,415
Working capital	44,875	53,306	54,114	20,701	54,045
Total assets	176,904	195,631	169,764	150,512	169,908
Note payable	—	40,000	30,000	30,000	—
Stockholders’ equity and non-controlling interest	116,863	92,622	76,019	56,248	100,973

(1)	See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing net income per share and diluted net income per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Financial summary
Total revenues	$134,943	$131,472	$119,333	$130,990	$140,626
Total operating expenses	114,042	113,860	102,134	119,515	124,480
Income from operations	20,901	17,612	17,199	11,475	16,146
Operating margins	15%	13%	14%	9%	11%

Despite the recent global recession, we have continued to achieve profitability and positive cash flows. Nevertheless, our business model and longer-term financial results are not immune to a sustained economic downturn. For example, the recent domestic and global economic downturn resulted in reduced demand for information technology, including enterprise software and services. Although we anticipate an improved environment, the direction and relative strength of the global economy continues to be uncertain and makes it difficult for us to forecast operating results and to make decisions about future investments. Information technology spending has historically declined as general economic and market conditions worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. Such economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services. Furthermore, a significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future.

Unfavorable economic conditions have adversely impacted the financial services industry over the past several years. Although we anticipate an improved environment, if this adverse trend were to continue, it would likely have a material adverse effect on the Company’s business, financial condition and results of operations.

We intend to continue to invest significant resources to expand our sales and support operations outside North America. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international resellers and/or increase the productivity of existing international resellers. Factors that may affect our operating results from international operations include the possibility of a prolonged period of limited economic growth or possible economic decline in and adverse effects of the ongoing sovereign debt crisis in Europe, including its expected negative impact on European economic growth versus the rest of the world; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in corporate spending and adverse economic conditions that may be specific to information technology and the software industry.

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

Fiscal Year 2011

For the fiscal year ended December 31, 2011, we recorded total revenue of $134.9 million, an increase of 3% over fiscal 2010. License revenue was $49.2 million, almost unchanged compared to the previous year. Our operating income grew by 19% or $3.3 million to $20.9 million in fiscal 2011 and we generated $21.2 million of operating cash flows. Diluted earnings per share under generally accepted accounting principles in the United States of America (“U.S. GAAP”) was $0.23 in fiscal 2011 as compared to $0.22 for fiscal 2010 for an increase of 5%. We ended fiscal 2011 with $67.4 million in cash, cash equivalents and short-term investments, compared with $79.3 million at December 31, 2010. During fiscal 2011, we fully paid down $40 million in outstanding debt and repurchased $10 million of our common stock.

During fiscal 2011, we implemented restructuring actions that resulted in the elimination of 26 positions worldwide, across all levels, primarily within the sales and marketing organization. We recorded an aggregate charge of $889,000 for this restructuring. Also included in the aggregate restructuring charges for the year were $316,000 in idle facilities charges related to the closure of one of our Xenos facilities in Europe and the termination of our subleased facility in South San Francisco, California.

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

During fiscal 2011, the Company recorded $1.7 million of in-process research and development (“IPR&D”) impairment charges. The Company had previously recorded IPR&D representing the fair value of a project that was underway at Xenos at the time of acquisition. The product underlying this IPR&D item was released on June 28, 2010 and the fair value of this intangible asset was amortized on a straight-line basis over the respective estimated useful life of seven years beginning July 2010. During the second quarter of 2011, the Company deemed that it was necessary to impair this IPR&D due to the fact that changes in circumstances indicated to management that the carrying value of the IPR&D was not recoverable. Based on an analysis of historical sales of the product since its release in the second quarter of fiscal 2010, as well as the calculation of a discounted cash flow analysis projecting expected cash flows through the remaining useful life of the product, it was determined that the IPR&D balance should be impaired down to zero.

In May 2011 we paid down the outstanding balance on our revolving line of credit. We used $40 million in cash and short-term investments in order to pay down this outstanding debt. At the end of December 2011, we also amended and re-negotiated our Credit Facility with Wells Fargo Capital Finance, LLC (“WFCF”) resulting in a reduced interest rate and an extension of the term through November 3, 2015. As of December 31, 2011, there was no balance owed on this amended Credit Facility and the balance available under the revolving Credit Facility was approximately $50 million. For further information on the terms of our amended Credit Facility, please see the discussion in Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

In the fourth quarter of 2011, the remaining minority shareholder of Actuate Japan notified us that it wished to exercise its rights to put its 12% equity interest in Actuate Japan. This minority shareholder exercised its right on December 28, 2011 resulting in a payment from Actuate of approximately $594,000 for this interest. As a result of this payment, noncontrolling interest in Actuate Japan was reduced to zero at December 31, 2011. The difference between the adjustment to the noncontrolling interest and the fair value of the consideration paid totaling approximately $99,000 was reported as increase to additional paid in capital in our Consolidated Balance Sheet on December 31, 2011.

Our total headcount at the end of fiscal year 2011 was 553 compared to 569 employees at the end of last year.

Fiscal Year 2012

A significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions starting in early fiscal year 2008 have adversely impacted IT spending in the financial services industry throughout fiscal year 2011. If this trend continues into 2012, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

During fiscal year 2012, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in the fiscal year 2012, particularly among financial services companies in the United States and Western Europe. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, Analytics and Performance Management software purchases among fewer suppliers. Finally, we expect to experience vigorous competition in the BI market. Several of our competitors have released products that are marketed to be directly competitive with our offerings. As one of the few independent BI vendors remaining Actuate faces competition from large and well-established vendors including Microsoft, SAP, Oracle and IBM all of which have acquired BI players to add to their technology stacks. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles. We believe that competition in the BI and information applications market will be vigorous in the near future.

For fiscal year 2012, we will continue to pursue the strategic initiatives to improve revenue growth driven by BIRT, initiatives related to Performance Management, and pursuing opportunities related to traditional Xenos markets. These initiatives are as follows:

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

•

Selling to Line-of-Business Management—We are creating Performance Analytics applications and software solutions to market to line-of-business managers. These offerings are in the areas of performance management and customer self service and statementing. We hope these initiatives will result in increased license revenue over the medium-to-long term.

•

Selling to Global 9000 Corporations in the Financial Services Sector—We continue to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We anticipate a negative impact of the slow recovery in IT spending in this sector through 2012. However, we believe that once the issues in Financial Services are resolved, the industry will once again lead in the adoption of BI and information applications both inside and outside the firewall.

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

Critical Accounting Policies, Judgments and Estimates

General.    The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience, future expectations, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, stock-based compensation, accounting for income taxes, restructuring and integration costs, allocation of purchase price of acquisitions, and the impairment of goodwill, have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies.

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

The Company typically establishes vendor specific objective evidence (“VSOE”) of fair value for maintenance and support using a “bell-shaped curve” approach. However, for certain types of license transactions, including OEM and site licenses, the Company uses a “stated maintenance renewal” approach. The application of these rules requires judgment, including the identification of individual elements in multiple element arrangements, whether there is objective and reliable evidence of fair value, including VSOE of fair value, for some or all elements. Changes to the elements in our sales arrangements, or our ability to establish VSOE or fair value for those elements may impact the timing of recognizing revenue which may result in a material change to the amount of revenue recorded in a given period.

The Company assesses the collectability of fees from end-users based on payment history and current credit profile. When a customer is not deemed credit-worthy, revenues are deferred and recognized upon cash receipt. Our standard payment terms are net 30 days, although we do offer payment terms beyond that in some cases. We periodically provide extended payment terms and we consider any fees due beyond 365 days to not be fixed or determinable. In such cases, judgment is required in determining the appropriate timing of revenue recognition.

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

Income Taxes.    We provide for the effect of income taxes in our Consolidated Financial Statements using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryovers, and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We also apply a two-step approach to determining the financial statement recognition and measurement of uncertain tax positions.

Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision (benefit) for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision (benefit) for income taxes include the geographic mix and amount of income (loss), our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Our judgments also include anticipating the tax positions we will record in the financial statements before actually preparing and filing the tax returns. Our estimates and assumptions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved. Changes in our business, tax laws or our interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in our results of operations, financial position, or cash flows.

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

Accrual for Restructuring Charges.    We incurred certain restructuring charges that were a combination of reductions in workforce, exits of idle facilities and disposals of fixed assets. These restructuring charges were based on actual and estimated costs incurred, including estimates of sublease income on portions of our idle facilities. We periodically update the estimates based on market conditions and in accordance with our restructuring plans. Updates to estimates of sublease income were not significant in fiscal years 2011, 2010 and 2009.

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

Results of Operations

The following table sets forth certain Consolidated Statement of Income data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Revenues:
License fees	36%	37%	30%
Services	64	63	70

Total revenues	100	100	100

Costs and expenses:
Cost of license fees	1	2	1
Cost of services	15	15	15
Sales and marketing	31	31	35
Research and development	18	19	17
General and administrative	16	18	17
Amortization of purchased intangibles	1	1	1
Asset impairment	1	—	—
Restructuring charges	1	1	—

Total costs and expenses	84	87	86

Income from operations	16	13	14
Interest income and other income/(expense), net	—	(1)	—
Interest expense	(1)	(1)	(1)

Income before provision for income taxes	15	11	13
Provision for income taxes	6	3	3

Net income	9%	8%	10%

Revenues

Year Ended December 31,			2010 to 2011		2009 to 2010
2011	2010	2009	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$134,943	$131,472	$119,333	$3,471	3%	$12,139	10%

Our revenues are derived from license fees and services, which include software maintenance and support, consulting, and training. The 3% increase in our total revenues in fiscal 2011 was due to:

•	Increase in North America revenues of approximately 2% or $2.5 million, partially offset by weaker license sales in Europe,

•	Increase in maintenance renewal revenues of approximately 3% or $1.8 million,

•	Continued momentum in BIRT related product sales, and corresponding services.

Our North America revenues were higher primarily due to improving license sales, which increased by 4% or $1.8 million. This increase was despite the fact that in fiscal 2010 we concluded on a large transaction with IBM regarding distributions of Actuate software by IBM. As a result of that transaction, we recorded $11 million of revenue in North America in the third quarter of fiscal 2010. Of this total, approximately $8.9 million was apportioned to license and the remaining $2.1 million to maintenance revenue.

Revenues outside of North America increased by 3%, or approximately $1 million, from $27.6 million in fiscal 2010 to $28.6 million in fiscal year 2011. This increase was driven by a 32% or $1.5 million increase in Asia, offset by 2% or $500,000 decrease in Europe. These international revenues represented 21% of our total revenues in fiscal 2011 and 2010. Foreign currency exchange gains positively impacted our international revenues during fiscal 2011.

For fiscal year 2011 we closed 249 transactions in excess of $100,000 and recognized license revenue of $1 million or more on 7 transactions. The number of orders greater than $1 million has historically ranged from none to three per quarter. We do not expect to rely on any one customer for our future business.

The 10% increase in our total revenues in fiscal 2010 compared to fiscal 2009 was primarily due to a favorable transaction with IBM totaling $11 million, which ended a dispute regarding distributions of Actuate software by IBM, revenues from our acquisition of Xenos, which was completed in February of 2010, and revenues from our transaction with Oracle during the second quarter of 2010, which ended a dispute regarding distributions of Actuate software by Oracle. The agreement required Oracle to pay Actuate a total of $16 million. The terms of the agreement called for equal cash payments by Oracle to Actuate between June 2010 and March 2013 in accordance with a pre-determined schedule. Accordingly, Actuate recognizes the revenue similar to an extended payment term contract. Consequently, every period as the payments from Oracle become due, approximately $1.3 million of revenue is recognized by Actuate. This amount is apportioned between license and maintenance revenue based on the maintenance rate dictated in the underlying Oracle contract.

Despite the IBM and Oracle transactions, which were apportioned between license and maintenance revenue, we experienced lower services revenues during fiscal 2010 compared to fiscal 2009 as declining license revenues from the onset of the global recession in early 2008 resulted in a negative compounding effect on our maintenance revenues. These decreases in maintenance revenues were partially offset by an in increase in our professional services revenues as a result of our acquisition of Xenos in February 2010.

No single customer accounted for more than 10% of our total revenues for any of the periods presented.

License Revenue

Year Ended December 31,			2010 to 2011		2009 to 2010
2011	2010	2009	$ Change	% Change	$ Change	% Change
(dollars in thousands)
$49,172	$49,155	$36,146	$17	— %	$13,009	36%

License revenue in fiscal 2011 remained unchanged compared with fiscal 2010. Fiscal 2010 included a large transaction with IBM that resulted in approximately $8.9 million of additional license revenues. Our BIRT-based product sales increased by 70% during fiscal 2011 as we continue to see new customer additions, higher transaction counts as well as increases in average order sizes. Similar positive trends in North America and Asia resulted in increased license revenues of 4% or approximately $1.8 million and 43% or approximately $700,000 over last year, respectively. These positive trends were offset by weaker European license sales which decreased 31% or approximately $2.4 million.

The 36% increase in license revenues in fiscal 2010 as compared to fiscal 2009 was primarily the result of the IBM and Oracle transactions, which combined, accounted for approximately 25% of our total fiscal 2010 license revenues. We also experienced growth in license revenues from the acquisition of Xenos, which was completed in February 2010. This growth was tempered by continued challenging economic conditions which caused customers to delay purchases or rely on expanding existing infrastructure server environments.

License Revenue by Region

(dollars in thousands)	Year Ended December 31,			2010 to 2011		2009 to 2010
	2011	2010	2009	$ Change	% Change	$ Change	% Change
North America	$41,414	$39,650	$27,932	$1,764	4%	$11,718	42%
Europe	5,436	7,878	7,095	(2,442)	(31)%	783	11%
Asia Pacific	2,322	1,627	1,119	695	43%	508	45%

Total license revenue	$49,172	$49,155	$36,146	$17	—%	$13,009	36%

Percentage of total revenue	36%	37%	30%

For fiscal year 2011, North America accounted for approximately 84% of the total license revenue while the Europe and Asia Pacific regions combined accounted for 16% of the total license revenues. For the same period last year, North America accounted for approximately 81% of the total license revenue while the Europe and Asia Pacific regions combined accounted for 19% of the total license revenues. Total license revenues were positively impacted by foreign currency exchange gains of approximately $300,000 primarily due to the strength of the Swiss Franc against the U.S. Dollar. For the same period last year, total license revenues were negatively impacted by approximately $360,000 primarily due to the strength of the U.S. dollar against the British Pound and the Euro, partially offset by the weakness against the Canadian dollar. As a percentage of total revenues, license fee revenues decreased from 37% in fiscal year 2010 to 36% in fiscal year 2011. As a percentage of total revenues, license fee revenues increased from 30% in fiscal year 2009 to 37% in fiscal year 2010.

Services Revenue

Year Ended December 31,			2010 to 2011		2009 to 2010
2011	2010	2009	$ Change	% Change	$ Change	% Change
(dollars in thousands)
$85,771	$82,317	$83,187	$3,454	4%	$(870)	(1)%

Services revenue is comprised of maintenance and support, professional services, and training. Services revenue increased 4% or approximately $3.5 million driven by improved maintenance renewal rates from 85% in fiscal 2010 to 87% in fiscal 2011 as well as higher revenues associated with incremental increases in license revenues during fiscal 2010 and 2011. Also, our prior year services revenues were negatively impacted due to the fact that certain revenue could not be recognized due to the impact of purchase accounting on the acquired Xenos maintenance contracts. Current year service revenues were also positively impacted by currency exchange rate fluctuations in Europe.

The 1% decrease in services revenues in fiscal 2010 as compared to fiscal 2009 was driven primarily by a decrease in our non-Xenos maintenance and support revenues. This decrease in our maintenance and support revenues was triggered by reductions in our license revenues from the onset of the global recession in early 2008 which resulted in a negative compounding effect on our maintenance revenues. In addition, we experienced higher declines in maintenance renewals primarily related to certain of our legacy products. Partially offsetting these decreases were increases in maintenance and support revenues from the IBM and Oracle transactions.

Our professional services and consulting revenues increased during fiscal 2010 compared with fiscal 2009 mainly because of the acquisition of Xenos in February 2010. Excluding Xenos, our professional services revenues continue to decline from fiscal 2009 levels as we saw an increase in the adoption of BIRT-based projects by our customers during fiscal 2010. We experienced a 16% growth in our BIRT related business during fiscal 2010. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products.

Services Revenue by Region

(dollars in thousands)	Year Ended December 31,			2010 to 2011		2009 to 2010
	2011	2010	2009	$ Change	% Change	$ Change	% Change
North America	$64,927	$64,181	$63,910	$746	1%	$271	—%
Europe	16,905	15,003	16,638	1,902	13%	(1,635)	(10)%
APAC	3,939	3,133	2,639	806	26%	494	19%

Total services revenue	$85,771	$82,317	$83,187	$3,454	4%	$(870)	(1)%

Percentage of total revenue:	64%	63%	70%

By region, North America accounted for approximately 76% of the total services revenue in fiscal 2011 while Europe and Asia Pacific regions accounted for 20% and 4% of the total services revenues, respectively. The increase in service revenue in Europe was primarily attributed to favorable currency exchange rate fluctuations as Swiss Franc appreciated against the U.S. Dollar during fiscal 2011. The increase in Asia Pacific region was due to a large transaction in Japan.

By region, North America accounted for approximately 78% of the total services revenue in fiscal 2010 while Europe and Asia Pacific regions accounted for 18% and 4% of the total services revenues, respectively.

Costs and Expenses

Cost of License Fees

Year Ended December 31,			2010 to 2011		2009 to 2010
2011	2010	2009	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$1,887	$2,219	$934	$(332)	(15)%	$1,285	138%

(Percent of license revenue)
4%	5%	3%

Cost of license fees consists primarily of salaries, production costs including printing and packaging, amortization of purchased technologies, third party royalty fees and localization costs. The decrease in cost of license fees in absolute dollars for fiscal 2011, compared to the corresponding period was primarily related to additional production related expenses incurred during fiscal 2010 associated with the release of ActuateOne. Also in December 2010 we fully amortized the purchase technologies associated with our January 2008 acquisition of Performancesoft which resulted in lower amortization expense in fiscal 2011 compared to the corresponding periods last year.

The increase in cost of license fees in absolute dollars for fiscal year 2010, compared to the corresponding periods in the prior year, was due primarily to the amortization of Xenos purchased intangibles, which we started amortizing in February of 2010, third party commissions incurred on the sale of Xenos software and production related expenses associated with the release of ActuateOne.

We expect our cost of license fees as a percentage of license revenues to remain between 4% and 5% for fiscal 2012.

Cost of Services

Year Ended December 31,			2010 to 2011		2009 to 2010
2011	2010	2009	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$20,682	$19,692	$17,843	$990	5%	$1,849	10%

(Percent of services revenue)
24%	24%	21%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The increase in cost of services for fiscal 2011, compared to the corresponding period in the prior year, was due partially to the timing of the acquisition of Xenos in February 2010, which resulted in eleven months of Xenos expenses in fiscal 2010 compared with a full year of expenses in fiscal 2011. Commission and bonus expense increased by approximately $1.1 million in fiscal 2011 due primarily to higher compliance related bookings. The compliance group is an internal organization established to monitor and ensure that our customers remain in full compliance with the provisions of their respective licensing agreements with Actuate. Improved maintenance renewal rates during the year resulted in higher maintenance and support revenues which resulted in additional bonuses to the maintenance group. In addition, we experienced increased third party consulting fees of approximately $120,000 due to a significant customer migration project in the first half of fiscal 2011, which placed a higher demand on our professional services partners as we lacked sufficient internal Actuate resources to meet the customer dates. These cost increases were partially offset by lower salaries and benefits of approximately $300,000 due to a continued decrease in our average professional services headcount and lower stock-based compensation expenses.

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

We currently expect cost of services to be in the range of 23% to 25% of total services revenues for fiscal 2012.

Sales and Marketing

Year Ended December 31,			2010 to 2011		2009 to 2010
2011	2010	2009	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$42,432	$40,484	$41,747	$1,948	5%	$(1,263)	(3)%

(Percent of total revenue)
31%	31%	35%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, promotional expenses, travel, entertainment and facility costs. The increase in fiscal 2011 was due partially to the timing of the acquisition of Xenos in February 2010, which resulted in eleven months of Xenos expenses in fiscal 2010 compared with a full year of expenses in fiscal 2011. In addition, salaries, benefits, stock-based compensation and employee travel combined to account for approximately $800,000 of the increase in fiscal 2011 expenses. The increase in salaries was due to a slight increase in our average year-to-date sales and marketing headcount as well as annual merit increases. Marketing program expenses increased by approximately $460,000 mainly due to the use of onsite vendors for webinars, advertising and web marketing for conference sponsorships. Also in fiscal 2011 internal marketing support costs allocated to the services group decreased due to lower professional services revenues and average headcount. Additionally, we experienced increases in recruiting and third party commission costs during fiscal 2011. Offsetting these increases was a decrease in employee training and seminars during fiscal 2011.

Non-Xenos sales and marketing expenses decreased in almost every category during fiscal 2010 as compared to fiscal 2009. Compensation related expenses decreased by approximately $1.9 million as our average non-Xenos headcount decreased by approximately 14% or 21 employees from 155 in fiscal 2009 to 134 during fiscal 2010. Most of the decrease in compensation expense was driven by lower salaries and benefits due to these headcount reductions. These decreases were partially offset by higher commissions due to increase in license revenues. We also continued our efforts to streamline our processes and lower operating expenses. Significant decreases were reflected in lower contractor costs of approximately $447,000, lower travel expenses of approximately $347,000 and lower marketing program expenses of approximately $2.3 million. The remaining reductions in marketing expenses were due to consolidation and streamlining of programs as well as scaling down of event costs. These decreases were offset by increased operating expenses as a result of our acquisition of Xenos in February of 2010.

We currently expect our sales and marketing expenses to increase in absolute dollars in fiscal 2012 as we expect to add new sales headcount to create higher sales capacity.

Research and Development

Year Ended December 31,			2010 to 2011		2009 to 2010
2011	2010	2009	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$24,272	$24,850	$20,267	$(578)	(2)%	$4,583	23%

(Percent of total revenue)
18%	19%	17%

Research and development costs are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. The decrease in overall research and development expense for fiscal 2011, compared to the prior year was primarily due to restructuring of our North America product development group, partially offset by annual merit increases.

The increase in research and development expenses in fiscal 2010 as compared to fiscal 2009 was primarily due to the acquisition of Xenos in February of 2010 and an increase in non-Xenos salaries associated with the annual merit increases.

We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 17% to 20% of total revenues for fiscal 2012.

General and Administrative

Year Ended December 31,			2010 to 2011		2009 to 2010
2011	2010	2009	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$20,903	$23,767	$20,315	$(2,864)	(12)%	$3,452	17%

(Percent of total revenue)
16%	18%	17%

General and administrative expenses consist primarily of personnel costs, stock-based compensation and related costs in finance, human resources, legal and tax functions, as well as audit and legal fees and bad debt expense. The decrease in general and administrative expenses in fiscal 2011 in both absolute dollars and as a percentage of total revenues was primarily due to reductions in legal fees resulting from successful resolution of several contract compliance matters prior to the end of fiscal 2010. As a result, litigation related expenses decreased by approximately $4.9 million during fiscal 2011 compared to the same period last year. We also incurred approximately $600,000 in acquisition related costs in fiscal 2010 due to the acquisition of Xenos. These decreases in legal and acquisition related costs were partially offset by approximately $2 million of increases in employee compensation and related expenses due to increased management bonuses associated with improved overall performance, stock-based compensation and annual merit increases. We also experienced increase in expenses of approximately $550,000 related to various state and local tax audits which were concluded in fiscal 2011.

The increase in general and administrative expenses in fiscal 2010 as compared to fiscal 2009 was primarily due to increased legal fees of approximately $3 million resulting primarily from contract compliance matters. Our acquisition of Xenos during the first quarter of 2010 also accounted for approximately $600,000 of acquisition related expenses. The increases in expenses were partially offset by a reduction in stock-based compensation as we issued fewer stock option grants to our employees during fiscal 2010 compared to fiscal 2009.

We anticipate our general and administrative expenses to be in the range of 15% to 20% of total revenues for fiscal 2012.

Amortization of Purchased Intangibles

Year Ended December 31,			2010 to 2011		2009 to 2010
2011	2010	2009	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$1,296	$1,880	$680	$(584)	(31)%	$1,200	176%

(Percent of total revenue)
1%	1%	1%

In accordance with the authoritative guidance issued by FASB related to goodwill and other intangible assets, we perform a goodwill impairment test at least annually, which we complete on October 1 of each year. These annual impairment tests have not resulted in an impairment of recorded goodwill in fiscal 2011, 2010 or 2009.

Amortization expense decreased during fiscal 2011 as compared to the same period in fiscal 2010 as some intangibles related to our prior acquisitions were fully amortized at the end of fiscal 2010. We continue to amortize the intangible assets purchased through the acquisition of Xenos on a straight-line basis over their estimated useful lives of seven years.

For fiscal 2012, we expect amortization expense related to other purchased intangible assets to remain consistent with fiscal 2011 levels.

Asset Impairment

During fiscal 2011 we recorded $1.7 million of in-process research and development (“IPR&D”) impairment charges. We had previously recorded IPR&D representing the fair value of a project that was underway at Xenos at the time of acquisition. The product underlying this IPR&D item was released on June 28, 2010 and the fair value of this intangible asset was amortized on a straight-line basis over the respective estimated useful life of seven years beginning July 2010. During the second quarter of 2011, we deemed that it was necessary to impair this IPR&D due to the fact that changes in circumstances indicated to management that the carrying value of the IPR&D was not recoverable. Accordingly, we used level 3 inputs to measure the fair value associated with this IPR&D. Based on an analysis of historical sales of the product since its release in the second quarter of fiscal 2010, as well as the calculation of a discounted cash flow analysis projecting expected cash flows through the remaining useful life of the product, it was determined that the IPR&D balance should be impaired down to zero. The fair value of other identifiable intangible assets is based on detailed valuations using the income approach. Other intangible assets consist of purchased technology and patents, customer lists and relationships, distribution agreements, and trademarks, all of which are amortized using the straight-line method over their estimated useful lives, ranging from 5 to 7 years. We review other intangible assets for impairment as changes in circumstance or the occurrence of events suggest the carrying value may not be recoverable.

Restructuring charges

Year Ended December 31,			2010 to 2011		2009 to 2010
2011	2010	2009	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$889	$968	$348	$(79)	(8%)	$620	178%

(Percent of total revenue)
1%	1%	— %

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

During fiscal 2011, we implemented restructuring actions that resulted in an aggregate charge of $889,000 and the elimination of 26 positions across our North American product development and global sales and marketing operations. Also included in the aggregate charges for the year were $316,000 of idle facilities charges related to the closure of our Xenos facility in Europe and final true-ups of operating expenses associated with our idle South San Francisco facility. These charges were based on actual and estimated costs incurred, including estimates of sublease income on portions of our idle facilities that are periodically update based on market conditions and in accordance with our restructuring plans.

During fiscal 2010, we implemented restructuring actions that resulted in an aggregate charge of $968,000 and elimination of 26 positions worldwide, across all levels, primarily within the sales and marketing organization. Also included in the aggregate charges for the year were $47,000 of idle facilities charges related to a Xenos facility in Europe.

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2011, 2010 and 2009 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2008	$561	$5,737	$6,298
Restructuring charges	491	(143)	348
Cash payments, net of rents collected on sublease	(623)	(2,594)	(3,217)
Adjustments (3)	(14)	3	(11)

Balance at December 31, 2009	415	3,003	3,418
Restructuring charges	921	47	968
Cash payments, net of rents collected on sublease	(680)	(2,571)	(3,251)
Reclassified as a long-term asset (1)	—	75	75
Assumed upon acquisition of Xenos (2)	—	106	106
Adjustments (3)	(2)	(29)	(31)

Balance at December 31, 2010	654	631	1,285
Restructuring charges	573	316	889
Cash payments, net of rents collected on sublease	(1,261)	(763)	(2,024)
Reclassified as a long-term asset (1)	—	26	26
Adjustments (3)	34	(6)	28

Balance at December 31, 2011	—	204	204
Less: Current portion	—	(98)	(98)

Long-term balance at December 31, 2011	$—	$106	$106

(1)	The balance represents the long-term portion of the estimated operating expenses reimbursable to Actuate under its South San Francisco facility sublease agreement.

(2)	The balance represents idle facility-related liabilities assumed by us upon our acquisition of Xenos on February 1, 2010.

(3)	Adjustments reflecting the impact of foreign currency translation.

Interest Income and Other Income (Expense), Net

(dollars in thousands)	Year Ended December 31,			2010 to 2011		2009 to 2010
	2011	2010	2009	$ Change	% Change	$ Change	% Change
Interest income	$479	$439	$942	$40	9%	$(503)	(53)%
Foreign exchange loss	(1,179)	(2,002)	(849)	823	(41)%	(1,153)	136%
Other income/(expense), net	345	(16)	201	361	N/A	(217)	(108)%

Total interest income and other income (expense), net	$(355)	$(1,579)	$294	$1,224	(78%)	$(1,873)	(637)%
Interest expense	$(936)	$(1,721)	$(1,404)	$785	(46)%	$(317)	23%

Interest income and other income (expense), net, is comprised primarily of interest income earned by us on our cash and short-term investments, foreign currency exchange gains and losses, interest expense incurred on our debt facility, as well as other various charges or income which are not derived from our normal operations. Interest and other income during fiscal 2011 increased due primarily to currency exchange gains as a result of favorable revaluation of net monetary assets held by our Swiss subsidiary as the Euro and the British Pound strengthened against the Swiss Franc. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations. Other income increased due to an out of period tax refund received in fiscal 2011.

Interest expense totaling approximately $441,000 was recorded on the utilized portion of our credit facility with Wells Fargo Foothill (“WFF”) during fiscal 2011 as compared to approximately $1.3 million in fiscal 2010. During fiscal 2011, we also recorded unused line fees and amortization of debt issuance costs of approximately $468,000. The lower interest expense in fiscal 2011 compared to fiscal 2010 was due to the full pay-down of the outstanding balance on our Credit Facility in May of 2011.

Interest income for fiscal 2010 decreased compared to fiscal 2009 due to an overall decrease in the average cash balance. On average cash and investment balances were lower in fiscal 2010 because we used approximately $27.3 million, net of the acquired cash, to pay for the acquisition of Xenos and spent another $10 million on share buybacks during the year. We also experienced foreign exchange losses during fiscal 2010 due mainly to the devaluation of the British Pound, the Euro and the U.S. Dollar currency balances held by our Swiss subsidiary against the Swiss Franc. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations.

Interest expense totaling approximately $1.3 million was recorded on the utilized portion of our credit facility with WFF during fiscal 2010 as compared to approximately $1 million in fiscal 2009. The increase in interest expense was due to $10 million in additional borrowings under the existing credit facility with WFF used to fund the acquisition of Xenos which was completed on February 1, 2010. During fiscal 2010, we also recorded unused line fees and amortization of debt issuance costs of approximately $340,000.

We expect interest and other income to increase in fiscal 2012 as we anticipate continued improvements to our cash position due to growth in our license and maintenance revenues.

Provision for Income Taxes

Year Ended December 31,			2010 to 2011		2009 to 2010
2011	2010	2009	$ Change	% Change	$ Change	% Change
(dollars in thousands)
$7,623	$3,665	$3,910	$3,958	108%	$(245)	(6)%

The provision for income taxes represents Federal, State and foreign taxes as adjusted for the impact of net operating losses utilized, income tax credits benefited and the reversal or establishment of tax reserves. The provision for income taxes of $7.6 million, $3.7 million, and of $3.9 million is based on pretax income of $19.6 million, $14.3 million and $16.1 million in fiscal years 2011, 2010 and 2009, respectively. The increase in the tax provision in fiscal year 2011 compared to fiscal year 2010 was primarily due to the significant increase in U.S. profit before tax. The decrease in the provision for income taxes in fiscal year 2010 compared to fiscal year 2009 was due to the release of valuation allowance of $1.5 million, offset by an increase in U.S. profit before tax. The decrease in the valuation allowance in fiscal year 2010 was primarily the result of management’s determination that it was “more likely than not” that the Canadian deferred tax assets would be realized based on the expected future profitability of the Company’s Canadian operations and after weighing the applicable positive and negative evidence.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility. The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2011. This data should be read in conjunction with the Consolidated Statements of Cash Flows.

(dollars in thousands)	Fiscal 2011	% Change 2010 to 2011	Fiscal 2010	% Change 2009 to 2010	Fiscal 2009
Cash, cash equivalents and investments	$67,428	(15)%	$79,324	5%	$75,531
Working capital	44,875	(16)%	53,306	(1)%	54,114
Note payable	—	(100)%	40,000	33%	30,000
Stockholders’ equity and non-controlling interest	116,863	26%	92,622	22%	76,019

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of December 31, 2011, approximately $28.3 million of the total $67.4 million of cash, cash equivalents and short term investments was held by our foreign subsidiaries. Currently, the foreign cash is not available to fund the U.S. operations. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans or cash requirements do not demonstrate a need to repatriate them to fund our U.S. operations.

Summary of our cash flows:

(dollars in thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net cash provided by operating activities	$21,222	$22,144	$17,833
Net cash provided by (used in) investing activities	17,001	(51,118)	10,242
Net cash provided by (used in) financing activities	(32,711)	7,796	(379)
Effect of foreign currency exchange rates on cash and cash equivalents	(22)	1,274	705

Net increase (decrease) in cash and cash equivalents	$5,490	$(19,904)	$28,401

Fiscal year 2011

Cash flows from operating activities:    Net cash provided by operating activities was $21.2 million, resulting from net income of $12 million, adjusted for $7.1 million in non-cash charges and $2.1 million net change in operating assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, impairment of intangible assets, tax benefits related to stock benefit plans and other non-cash adjustments, and the change in valuation allowance on deferred income tax assets. Net change in operating assets and liabilities included a decrease in accounts receivable due to increased collections and improved Days Sales Outstanding (DSO), offset by increased tax payments and restructuring related liabilities.

Accounts Receivable, net (in thousands)

December 31, 2011	December 31, 2010	$ Change	% Change
$ 26,844	$ 28,642	($1,798)	(6)%

Our DSO was 70 days at December 31, 2011 and 81 days for the same period last year. We continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our overall maintenance revenues comprised 58% of our total revenues in fiscal 2011 and we believe that future proceeds from maintenance renewals will be one of primary sources of our operating cash flows. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

The primary uses of cash from operations consist of salaries, commissions and bonuses paid to our employees. We pay our employees on a semi-monthly basis in North America and on a monthly basis internationally. We generally pay our vendors within one month from receiving an invoice for services rendered. We are also contractually committed to pay rent and facility related charges in support of our worldwide operations. As of December 31, 2011, we remained contractually committed to $31 million in operating lease obligations related to our worldwide facilities.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used to fund any future acquisitions.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relates to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash provided by investing activities was $17 million as we liquidated a large portion of our short-term investments in order to fully pay down the outstanding balance on our revolving line of credit with WFF. The remaining increase in cash provided primarily relates to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities:    Cash used in financing activities was $32.7 million as we fully paid down the outstanding balance on our revolving line of credit with WFF totaling $40 million. We used approximately $10 million to repurchase 1,600,967 shares of Actuate stock. We also paid $594,000 to a minority shareholder of Actuate Japan which exercised its rights to put its 12% equity interest in Actuate Japan. These cash outlays were partially offset by higher proceeds from exercise of employee stock options and corresponding tax benefits associated with such exercises.

Fiscal year 2010

Cash flows from operating activities:    Net cash provided by operating activities was $22.1 million, resulting from net income of $10.6 million and adjusted for $8.6 million in non-cash charges and $2.9 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, tax benefits related to stock benefit plans and other non-cash adjustments, and the change in valuation allowance on deferred income tax assets. Net change in assets and liabilities included a decrease in accounts receivable due to increased collections and improved Days Sales Outstanding (DSO), a decrease in prepaid expenses, and an increase in income taxes payable, offset by decreases in accrued liabilities, restructuring reserves and deferred revenue.

Cash flows from investing activities:    Cash used in investing activities was $51.1 million driven primarily by the acquisition of Xenos which resulted in a net cash payment of approximately $27.3 million. This cash payment was net of approximately $6.9 million of acquired cash. We funded the acquisition by using a combination of approximately $24.3 million of Company’s cash and investment reserves and borrowed $10 million under our existing credit facility with WFF. The remaining increase in cash used primarily relates to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities:    Cash provided by financing activities was $7.8 million resulting from an additional $10 million borrowing under our existing credit facility with WFF to partially fund the acquisition of Xenos which was completed in February 2010. Offsetting these proceeds were approximately $10 million in payments associated with our share buyback program that resulted in the repurchase of 2,042,612 shares of Actuate stock. Proceeds from exercise of employee stock options, offset by associated tax benefits accounted for the remainder of the net proceeds.

Fiscal year 2009

Cash flows from operating activities:    Net cash provided by operating activities was $17.8 million resulting from net income of $12.2 million and adjusted for $8.5 million in non-cash charges and $3.7 million net change in assets and liabilities. The primary working capital sources of cash were net income coupled with increases in deferred revenue, and changes in operating assets driven by timing differences in prepaid expenses and other current assets and liabilities. The increase in deferred revenues was primarily due to several transactions that were recorded and billed at the end of fiscal 2009 as well as several multi-year maintenance renewal billings for which we were able to obtain customer commitment and invoice in advance. Our overall maintenance revenues comprised over 60% of our total revenues in fiscal 2009.

Cash flows from investing activities:    Net cash provided by investing activities was $10.2 million which primarily related to the timing of purchases and maturities of marketable securities

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to stock repurchases and proceeds from stock option exercise activity. Net cash used in financing activities was $379,000 and comprised of approximately $10 million in share buybacks partially offset by proceeds from the exercise of employee stock options and corresponding tax benefits associated with such exercises.

Other

Our cash equivalent and short-term investment portfolio as of December 31, 2011, consists of investment grade U.S. Government Agency securities, taxable money market mutual funds and taxable commercial paper and corporate notes. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of December 31, 2011, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During fiscal years 2011, 2010 and 2009 we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

As a result of the challenging conditions in the financial markets, we proactively manage our cash and cash equivalents and investments balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Additionally, we believe the overall credit quality of our portfolio is strong, with our global excess cash, and our cash equivalents and fixed income portfolio invested in banks and securities with a weighted-average credit rating of AA. After the recent downgrade of the U.S. long-term sovereign credit rating by Standard & Poor’s, our portfolio maintained its weighted average credit rating of AA and above. Our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Note 4 of the Notes to the Consolidated Financial Statements.

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

Revolving credit line

In early November of 2008, we entered into a revolving Credit Agreement with Wells Fargo Foothill and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, we used $30 million of our cash along with $30 million of funds available through this Credit Facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this Credit Facility to complete the acquisition of Xenos, which was completed on February 1, 2010. There are no minimum pay-down requirements under the terms of this Credit Facility so long as we remain in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million and were fully paid as of December 31, 2011. These costs were capitalized and are being amortized over four years in the Company’s Consolidated Financial Statements. Such assets are reflected as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement was for a period of four years and was scheduled to expire on November 3, 2012.

In May 2011 we paid down the outstanding balance on our revolving line of credit. We used $40 million in cash and short-term investments in order to pay down this outstanding debt.

On December 29, 2011, we amended and re-negotiated our Credit Facility with Wells Fargo Capital Finance, LLC (“WFCF”). The amended Credit Facility provided for the following:

•	A three year extension of the original agreement entered in November 2008 from November 3, 2012 to November 3, 2015,

•	Replacement of a $125,000 commitment fee that was payable on November 3, 2011 with a closing fee of $100,000 that was paid on December 29, 2011.

•	A 50% reduction in the applicable margin on the outstanding credit balance from 3.5% to 1.75%.

•	A reduction in the unused line fee from 0.50% to 0.30% per year applied to the unutilized portion of the Credit Facility.

The remaining unamortized costs associated with the Credit facility will be amortized from the date of amendment over four years. The amended Credit Agreement is for a period of four years and is scheduled to expire on November 3, 2015.

As of December 31, 2011, there was no balance owed on this Credit Facility and the balance available under the revolving Credit Facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of December 31, 2011, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants.

The Company was in compliance with these covenants at December 31, 2011. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line on a monthly basis.

The following table represents costs related to our Credit Facility with WFF (in thousands):

	Year ended December 31,
	2011	2010	2009
Interest expense	$441	$1,317	$1,018
Amortization of debt issuance costs	282	287	280
Unused line fees	186	56	102

	$909	$1,660	$1,400

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

Operating Lease Commitments

On September 1, 2007, we entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability on its Consolidated Balance Sheet. At December 31, 2011, the deferred rent liability balance totaled approximately $240,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. This deferred rent liability balance was classified under the current accrued liabilities section of our Consolidated Balance Sheet at December 31, 2011. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility expired in April 2011. This facility was entirely subleased through the end of its leased life. Actuate also leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $3.4 million in fiscal year 2011, $3.5 million in fiscal year 2010 and $3.2 million in fiscal year 2009.

Actuate has pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Deposits in the accompanying Consolidated Balance Sheet as of December 31, 2011.

On November 28, 2011, we entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and will commence on June 1, 2012 and end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. Actuate will vacate its current corporate headquarters located at the Bridgepointe Campus and use the BayCenter campus as its corporate headquarters.

Upon the execution of the new lease, Actuate delivered to the new landlord two letters of credit totaling $225,300. These letters of credit guarantee Actuate’s contractual obligations related to the BayCenter Campus in San Mateo, California.

The following table summarizes the Company’s contractual obligations as of December 31, 2011 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$30,910	$3,019	$6,758	$5,677	$15,456
Interest and loan obligations (2)	585	153	304	128	—
Obligations for unrecognized tax benefits (3)	1,670	—	1,670	—	—

Total	$33,165	$3,172	$8,732	$5,805	$15,456

(1)	The Company’s future contractual obligations include minimum lease payments under operating leases at December 31, 2011.

(2)	Estimated unused line fees related to the revolving line of Credit Agreement with WFCF.

(3)	Represents the tax liability associated with unrecognized tax benefits estimated between 1 to 3 years. In addition, as of December 31, 2011, our unrecognized tax benefits included $2.95 million which is netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the amounts netted against deferred tax assets, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 12 of our Notes to these Consolidated Financial Statements.

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

Foreign Currency Exchange Risk.    During fiscal years 2011, 2010 and 2009 we derived 21%, 21% and 23%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on the related receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our losses due to foreign exchange rate fluctuations were approximately $1.2 million in fiscal 2011, $2 million in fiscal 2010 and approximately $849,000 during fiscal 2009.

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

•

We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or (losses) before income taxes. These hypothetical results are summarized in the table below as of December 31, 2011:

Annual change in currency exchange (in thousands)
-15%	-10%	-5%	+5%	+10%	+15%
$(5,186)	$(3,457)	$(1,729)	$1,729	$3,457	$5,186

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. There was no customer that accounted for more than 10% of total sales in fiscal 2011.

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

European Debt Exposures.    We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Greece, Ireland, Portugal, Italy and Spain. As of December 31, 2011, we do not have any direct or indirect investments in the sovereign debt, corporations, or financial institutions of these countries.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we carried out an evaluation required by Rules 13a-15 of the Securities Exchange act of 1934, as amended, or the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and has concluded that our internal control over financial reporting was effective. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 disclosed a material weakness relating to non-recurring transactions that resulted in a material error in our 2010 income tax provision. During the fiscal year of 2011, we modified our internal control over financial reporting with respect to accounting for income taxes. We worked with an experienced third-party accounting firm in the preparation and analysis of our interim and annual income tax accounting and identified and analyzed non-recurring transactions occurring during each accounting period to determine the appropriate accounting treatment for each non-recurring transaction. As a result of these actions, management has concluded that Actuate has remediated the material weakness as of the end of the period covered by this report.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, In Internal Control—Integrated Framework. Based on our assessment we believe that our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, other than as described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in part under the caption “Actuate Executive Officers” in Part I, Item 1, of this report, and the remainder is contained in Actuate’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the captions “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2011 that were either approved or not approved by stockholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of available securities remaining for future issuance (3)
Equity compensation plans approved by stockholders (1)	12,566,201	$4.26	16,631,243
Equity compensation plans not approved by stockholders (2)	170,945	$2.64	703,880

Total	12,737,146	$4.24	17,335,123

(1)	Consists of four plans: our Amended and Restated 1998 Equity Incentive Plan, Tidestone 1998 Incentive Stock Option Plan, 1998 Non-Employee Directors Option Plan, and the Amended and Restated 1998 Employee Stock Purchase Plan.

(2)	Consists of one plan: our 2001 Supplemental Stock Option Plan. See Note 9 of the Notes to Consolidated Financial Statements.

(3)	Plan approved by stockholders is reduced by 50,000 shares granted to the beneficiary of a deceased senior executive and includes 2,149 in shares withheld for taxes not issued from plan reserves.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

(a)(3)    Exhibits

Exhibit No.	Description
2.1 (6)	Acquisition Agreement dated as of December 8, 2009 between Actuate Corporation and Xenos Group Inc.
3.1 (3)	Third Amended and Restated Certificate of Incorporation.
3.2 (8)	Amended and Restated Bylaws.
3.3 (12)	Amendment No. 1 to Amended and Restated Bylaws.
3.4 (14)	Amendment No. 2 to Amended and Restated Bylaws.
3.5 (15)	Amendment No. 3 to Amended and Restated Bylaws.
4.1 (2)	Specimen Common Stock Certificate.
10.1 (10)+	Form of Indemnification Agreement.
10.2 (1)+	1994 Stock Option Plan, as amended.
10.3 (1)+	Amended and Restated 1998 Equity Incentive Plan.
10.4 (1)+	Amended and Restated 1998 Employee Stock Purchase Plan.
10.5 (1)+	1998 Non-Employee Directors Option Plan.
10.6 (4)+	2001 Supplemental Stock Option Plan.
10.7 (1)+	Offer Letter between the Company and Daniel A. Gaudreau dated May 7, 1997.
10.10 (4)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 21, 2000.
10.11 (5)+	Form of Severance Agreement (All Section 16 Officers)
10.12 (7)	Credit Agreement between Actuate and Wells Fargo Foothill, LLC dated November 5, 2008.
10.13 (9)	Office Building Sublease between Actuate and Oracle Corporation dated June 5, 2007.
10.14 (11)+	Amendment to Amended and Restated 1998 Equity Incentive Plan.
10.15 (13)+	Xenos Group Inc. 2000 Amended Stock Option Plan.
10.16 (10)	Confidential Agreement and Release between Oracle America, Inc. and Actuate Corporation dated June 14, 2010.
10.17 (10)	Memorandum of Understanding between Actuate Corporation and International Business Machines Corporation and MRO Software, Inc. dated September 16, 2010.
10.18 (16)+	Amendment to the Actuate Software Corporation 1998 Equity Incentive Plan.
10.19 (17)	Lease agreements between Actuate and CA—San Mateo BayCenter Limited Partnership dated November 28, 2011.
10.20 (18)	Amendment to Credit Agreement between Actuate and Wells Fargo Capital Finance, LLC effective as of December 29, 2011.

Exhibit No.	Description
21.1	Subsidiaries of Actuate Corporation.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications

101	The following materials from the Annual Report on Form 10-K of Actuate Corporation for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Stockholder’s Equity and Comprehensive Income for the three years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009, and (v) the Notes to the Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741) filed on June 1, 1998.
(2)	Incorporated by reference to our Amended Registration Statement on Form S-1/A filed on June 23, 1998.
(3)	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2000.
(4)	Incorporated by reference to our Annual Report on Form 10-K filed on March 12, 2001.
(5)	Incorporated by reference to our Form 8-K filed on October 25, 2007.
(6)	Incorporated by reference to our Annual Report on Form 10-K filed on March 10, 2010.
(7)	Incorporated by reference to our Form 8-K filed on November 5, 2008.
(8)	Incorporated by reference to our Form 8-K filed on February 3, 2009.
(9)	Incorporated by reference to our Form 8-K filed on June 5, 2007.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 5, 2010.
(11)	Incorporated by reference to our Form 8-K filed on April 23, 2009.
(12)	Incorporated by reference to our Form 8-K filed on January 28, 2010.
(13)	Incorporated by reference to our Form S-8 filed on February 4, 2010.
(14)	Incorporated by reference to our Form 8-K filed on July 21, 2010.
(15)	Incorporated by reference to our Form 8-K filed on January 24, 2011.
(16)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 6, 2011.
(17)	Incorporated by reference to our Form 8-K filed on November 30, 2011.
(18)	Incorporated by reference to our Form 8-K filed on January 3, 2012.
+	Indicates management or compensatory plan or arrangement.

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

Date: March 09, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICOLAS C. NIERENBERG Nicolas C. Nierenberg	Chairman of the Board and Chief Architect	March 9, 2012

/s/ PETER I. CITTADINI Peter I. Cittadini	Director, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2012

/s/ DANIEL A. GAUDREAU Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2012

/s/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	March 9, 2012

/s/ KENNETH E. MARSHALL Kenneth E. Marshall	Director	March 9, 2012

/s/ ARTHUR C. PATTERSON Arthur C. Patterson	Director	March 9, 2012

/s/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	March 9, 2012

/s/ TIMOTHY B. YEATON Timothy B. Yeaton	Director	March 9, 2012

ACTUATE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Actuate Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Actuate Corporation and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actuate Corporation and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

San Francisco, CA

March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Actuate Corporation and Subsidiaries

We have audited Actuate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Actuate Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Actuate Corporation and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Actuate Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Actuate Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2011. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). Our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

San Francisco, CA

March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Actuate Corporation:

We have audited the accompanying consolidated balance sheet of Actuate Corporation and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the two-year period ended December 31, 2010 as set forth in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actuate Corporation and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the two-year period ended December 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the two-year period ended December 31, 2010.

/s/ KPMG LLP

Mountain View, California

March 11, 2011

ACTUATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$38,759	$33,269
Short-term investments	28,669	46,055
Accounts receivable, net of allowances of $720 and $615 at December 31, 2011 and 2010, respectively	26,844	28,642
Other current assets	7,131	5,845

Total current assets	101,403	113,811
Property and equipment, net	1,927	3,126
Goodwill	46,424	46,424
Purchased intangibles, net	11,421	15,492
Non-current deferred tax assets, net	14,876	15,336
Other assets	853	1,442

	$176,904	$195,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,521	$1,589
Current portion of restructuring liabilities	98	1,285
Accrued compensation	5,992	5,950
Other accrued liabilities	5,872	5,051
Income taxes payable	—	2,030
Deferred revenue	43,045	44,600

Total current liabilities	56,528	60,505

Long-term liabilities:
Note payable	—	40,000
Other liabilities	20	268
Long-term deferred revenue	1,717	1,347
Long-term income taxes payable	1,670	889
Restructuring liabilities, net of current portion	106	—

Total long-term liabilities	3,513	42,504

Commitments and contingencies (Notes 8 and 14)
Non-controlling interest in subsidiary	—	693
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 85,270,644 and 80,764,172 shares, respectively; outstanding 48,518,460 and 45,612,955 shares, respectively	48	46
Additional paid-in capital	214,770	192,048
Treasury stock, at cost; 36,752,184 and 35,151,217 shares, respectively	(147,331)	(137,335)
Accumulated other comprehensive income	1,419	1,200
Retained earnings	47,957	35,970

Total stockholders’ equity	116,863	91,929

	$176,904	$195,631

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenues:
License fees	$49,172	$49,155	$36,146
Services	85,771	82,317	83,187

Total revenues	134,943	131,472	119,333

Costs and expenses:
Cost of license fees	1,887	2,219	934
Cost of services	20,682	19,692	17,843
Sales and marketing	42,432	40,484	41,747
Research and development	24,272	24,850	20,267
General and administrative	20,903	23,767	20,315
Amortization of purchased intangibles	1,296	1,880	680
Asset impairment	1,681	—	—
Restructuring charges	889	968	348

Total costs and expenses	114,042	113,860	102,134

Income from operations	20,901	17,612	17,199
Interest income and other income/(expense), net	(355)	(1,579)	294
Interest expense	(936)	(1,721)	(1,404)

Income before provision for income taxes	19,610	14,312	16,089
Provision for income taxes	7,623	3,665	3,910

Net income	$11,987	$10,647	$12,179

Basic net income per share	$0.25	$0.24	$0.27

Shares used in basic net income per share calculation	47,309	45,065	45,131

Diluted net income per share	$0.23	$0.22	$0.25

Shares used in diluted net income per share calculation	51,497	49,133	49,396

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2009	75,514,061	$44	$160,619	(31,344,412)	$(117,256)	$(887)	$13,144	$55,664
Comprehensive income
Net income	—	—	—	—	—	—	12,179	12,179
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(23)	—	(23)
Currency translation	—	—	—	—	—	705	—	705

Total comprehensive income								12,861
Issuance of common stock upon exercise of stock options	2,674,350	3	6,998	—	—	—	—	7,001
Issuance of common stock under Employee Stock Purchase Plan	381,514	—	1,154	—	—	—	—	1,154
Stock based compensation	—	—	6,686	—	—	—	—	6,686
Stock repurchase	—	(2)	—	(1,764,193)	(10,065)	—	—	(10,067)
Adjustment to the value of non-controlling interest in subsidiary	—	—	(33)	—	—	—	—	(33)
Other adjustments	1,424	—	17	—	(17)	—	—	—
Tax benefits from employee stock options	—	—	2,136	—	—	—	—	2,136

Balance at December 31, 2009	78,571,349	$45	$177,577	(33,108,605)	$(127,338)	$(205)	$25,323	$75,402

Comprehensive income
Net income	—	—	—	—	—	—	10,647	10,647
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(10)	—	(10)
Currency translation	—	—	—	—	—	1,274	—	1,274

Total comprehensive income								11,911
Issuance of common stock upon exercise of stock options	1,823,043	3	5,910	—	—	—	—	5,913
Issuance of common stock under Employee Stock Purchase Plan	369,780	—	1,141	—	—	—	—	1,141
Stock based compensation	—	—	5,600	—	—	—	—	5,600
Stock repurchase	—	(2)	—	(2,042,612)	(9,997)	—	—	(9,999)
Adjustment to the value of non-controlling interest in subsidiary	—	—	(76)	—	—	—	—	(76)
Other adjustments (Xenos options assumed and converted)	—	—	60	—	—	—	—	60
Tax benefits from employee stock options	—	—	1,836	—	—	141	—	1,977

Balance at December 31, 2010	80,764,172	$46	$192,048	(35,151,217)	$(137,335)	$1,200	$35,970	$91,929

Comprehensive income
Net income	—	—	—	—	—	—	11,987	11,987
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(40)	—	(40)
Currency translation	—	—	—	—	—	(22)	—	(22)

Total comprehensive income								11,925
Issuance of common stock upon exercise of stock options	4,102,658	4	12,805	—	—	—	—	12,809
Issuance of common stock under Employee Stock Purchase Plan	403,814	—	1,562	—	—	—	—	1,562
Stock based compensation	—	—	5,164	—	—	—	—	5,164
Stock repurchase	—	(2)	—	(1,600,967)	(9,996)	—	—	(9,998)
Adjustment to the value of non-controlling interest in subsidiary	—	—	99	—	—	—	—	99
Tax benefits from employee stock options	—	—	3,092	—	—	281	—	3,373

Balance at December 31, 2011	85,270,644	$48	$214,770	(36,752,184)	$(147,331)	$1,419	$47,957	$116,863

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Operating activities
Net income	$11,987	$10,647	$12,179
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation expense, net of liability-based awards	5,164	5,600	6,686
Excess tax benefits from stock based compensation	(3,485)	(760)	(1,766)
Amortization of purchased intangibles	2,390	3,103	900
Amortization of debt issuance cost	282	287	280
Depreciation	1,945	1,914	2,223
Change in valuation allowance on deferred tax assets	(716)	(2,006)	226
Net realized gain on Auction Rate Securities (ARS)	—	(1,934)	—
Net unrealized gain on Auction Rate Securities (ARS)	—	—	(659)
Net realized loss on fair value of put option	—	1,921	—
Net unrealized loss on fair value of put option	—	—	588
Accretion/amortization on short-term investments	(185)	447	51
Impairment of intangible assets	1,681	—	—
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	1,798	6,286	(5,159)
Other current assets	(43)	2,632	710
Accounts payable	(173)	(1,369)	(695)
Accrued compensation	42	584	404
Other accrued liabilities	821	(4,402)	299
Deferred tax assets, net of liabilities	1,279	110	386
Income taxes receivable/payable	975	3,834	1,431
Other deferred liabilities	(248)	(501)	(286)
Restructuring liabilities	(1,107)	(2,378)	(2,880)
Deferred revenue	(1,185)	(1,871)	2,915

Net cash generated by operating activities	21,222	22,144	17,833

Investing activities
Purchase of property and equipment	(640)	(944)	(1,280)
Change in restricted cash	—	—	229
Proceeds from maturities of short-term investments	64,383	29,644	36,251
Purchase of short-term investments	(46,853)	(52,571)	(24,943)
Acquisition of Xenos Group, Inc., net of cash acquired	—	(27,343)	—
Net change in other non-current assets	111	96	(15)

Net cash generated by (used in) investing activities	17,001	(51,118)	10,242

Financing activities
Proceeds from/(pay-down of) the credit facility, net of issuance cost	(39,975)	9,981	—
Excess tax benefits from stock based compensation	3,485	760	1,766
Purchase of minority shares of Actuate Japan	(594)	—	—
Proceeds from issuance of common stock	14,371	7,054	8,155
Stock repurchases	(9,998)	(9,999)	(10,300)

Net cash provided by (used in) financing activities	(32,711)	7,796	(379)
Effect of exchange rate changes on cash and cash equivalents	(22)	1,274	705

Net increase (decrease) in cash and cash equivalents	5,490	(19,904)	28,401
Cash and cash equivalents at the beginning of the year	33,269	53,173	24,772

Cash and cash equivalents at the end of the year	$38,759	$33,269	$53,173

Supplemental disclosure of cash flow information
Cash paid for interest	$773	$1,427	$1,058
Cash paid for income taxes	$6,408	$2,475	$910

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

Basis of Presentation

The consolidated financial statements include the accounts of Actuate and its wholly-owned and majority-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in the United States, Canada, Switzerland, United Kingdom, Germany, Singapore, Japan and China. All intercompany balances and transactions have been eliminated. As of December 31, 2011, Actuate owns 100% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On a regular basis, Actuate evaluates estimates, including those related to account receivable allowances, goodwill impairment, intangible assets, income taxes, restructuring charges, and the fair value of stock options and employee stock purchase plan shares. Actual results could differ materially from those estimates, particularly in light of the uncertain economic environment.

Certain Risks and Uncertainties Pertaining to the Macroeconomic Environment

During the past several fiscal years, the software industry experienced significant challenges, primarily due to a deteriorating macroeconomic environment, which was primarily characterized by diminished product demand. Some of the Company’s customers may continue to face financial challenges in fiscal 2012. It is unclear when the macroeconomic environment may improve. The Company is seeing continued pressures on its customers’ information technology budgets, and therefore its customers are looking for more flexibility in the type of software and the timing of such purchases. The current economic downturn in the Company’s customers’ industries has affected its license revenues and could continue to adversely impact its future business.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Actuate has not established vendor-specific objective evidence of fair value for its licenses. Therefore, the Company recognizes revenues from software arrangements with multiple elements involving software licenses under the residual method, which means the fair value of the undelivered elements is deferred while the remaining value of the arrangement is allocated to the delivered elements. If an agreement includes a bundled fee comprised of license and services, then the company separates this bundled fee into its individual revenue components based on the VSOE of the services, with the remainder being allocated to license revenue. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

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

Actuate recognizes maintenance revenues, which consist of fees for ongoing support and unspecified product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to standard implementation and configuration. Training revenues are generated from classes offered at the Company’s offices and customer locations. Revenues from consulting and training services are typically recognized as the services are performed. When a contract includes both license and service elements, the license fee is typically recognized on delivery of the software, assuming all other revenue recognition criteria are met, provided services do not include significant customization or modification of the product and are not otherwise essential to the functionality of the software.

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of cash deposited with banks and highly liquid, high-quality instruments with maturities at the date of purchase of 90 days or less. Such instruments typically include money market securities, commercial paper, and other high quality debt instruments. In accordance with FASB authoritative guidance related to accounting for certain investments in debt and equity securities, and based on its intentions regarding these instruments, the Company classifies all of its short-term investments as available-for-sale, and accounts for these investments at fair value. Short-term investments consist primarily of high quality debt securities with original maturities over 90 days, and may include corporate notes, United States government agency notes, and municipal notes. The cost of securities sold is based on the specific identification method.

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

In November 2008, the Company elected to participate in a rights offering by UBS, the Company’s investment broker, which provided Actuate with rights (the “Put Option”) to sell UBS its ARS portfolio at the $16.5 million par value, at any time during a two-year sale period beginning June 30, 2010. Prior to the end of

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the second quarter of fiscal 2010, several of the Company’s ARS investments were re-called and settled by the individual issuers at par value. In addition, the Company exercised the Put Option for all of the remaining ARS as of June 30, 2010 and the remaining ARS balance totaling $10 million was settled in July of 2010. The Company held no investments in ARS at December 31, 2011.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. No customer had a balance in excess of 10% of the Company’s net accounts receivable as of December 31, 2011 or 2010.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Purchased Intangible Assets

The Company evaluates goodwill, at a minimum, on an annual basis in the fourth quarter of each fiscal year, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company begins its impairment test by applying a “Market” approach. Given the Company has one reporting unit; this approach involves comparing the market capitalization of the Company to its carrying value. If this “Market” approach derives a fair value that significantly exceeds the carrying value of the Company then no further testing is performed. However, if the “Market” approach indicates the fair value does not significantly exceed the carrying value of the Company, the Company performs a supplemental calculation of the estimated fair value of the reporting unit using an “Income” approach. The Company then considers the results of both the “Market” approach and “Income” approach to determine whether or not it is necessary to move to the second step of the goodwill impairment analysis in order to measure the amount of any impairment loss.

Thus far, the “Market” approach has consistently indicated that the estimated fair value of the reporting unit was significantly higher than the carrying value.

The purchased intangible assets from the Xenos acquisition are being amortized over their expected useful lives not exceeding seven years using the straight-line method. See Note 6 for further discussion.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in sales and marketing expense and amounted to $744,000, $287,000 and $278,000 in fiscal years 2011, 2010 and 2009, respectively.

Income Taxes

The Company provides for the effect of income taxes in our Consolidated Financial Statements using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future tax consequences of events that have been included in the financial statements. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryovers, and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company also applies a two-step approach to determining the financial statement recognition and measurement of uncertain tax positions.

Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current provision (benefit) for income taxes, its deferred tax assets and liabilities, and any valuation allowance to be recorded against its deferred tax assets. The Company’s judgments, assumptions and estimates relating to the current provision (benefit) for income taxes include the geographic mix and amount of income (loss), its interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The Company’s judgments also include anticipating the tax positions it will record in the financial statements before actually preparing and filing the tax returns. The Company’s estimates and assumptions may differ from the actual results as reflected in its income tax returns and it records the required adjustments when they are identified or resolved. Changes in the Company’s business, tax laws or its interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in the Company’s results of operations, financial position, or cash flows.

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

The Company only recognizes an income tax expense or benefit with respect to uncertain tax positions in its financial statements that the Company judge is more likely than not to be sustained solely on its technical merits in a tax audit, including resolution of any related appeals or litigation processes. To make this judgment, the Company must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If an income tax position meets the more likely than not recognition threshold, then the Company must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires the

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled, the Company must also estimate the likelihood that a taxing authority would review a tax position after a tax examination has otherwise been completed. The Company must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of the Company’s disclosures in its financial statements. The Company must reevaluate its income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

Sales Taxes

The Company presents its revenues net of sales tax in its Consolidated Statements of Income.

Foreign Currency Translation

The functional currency of each of the Company’s foreign subsidiaries is the foreign subsidiary’s local currency except for the Company’s Cayman subsidiary, whose books and records are maintained in U.S. dollars, and accordingly its functional currency is the U.S. dollar. Actuate translates the assets and liabilities of its international non-U.S. functional currency subsidiaries into U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Balance Sheet. Currency transaction gains or losses are recorded in Interest Income and Other Income/(Expense), net in the accompanying Consolidated Financial Statements.

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

	Year ended December 31,
	2011	2010	2009
Weighted-average shares of common stock outstanding	47,309	45,065	45,131
Weighted-average dilutive common equivalent shares under the treasury stock method	4,188	4,068	4,265

Weighted-average common shares used in computing diluted net income per share	51,497	49,133	49,396

The weighted-average number of common shares excluded from the calculation of diluted net income per share was 3,931,634, 6,408,087 and 7,498,284 shares in fiscal years 2011, 2010 and 2009, respectively. These shares were excluded from the Company’s calculation of weighted-average common shares used in computing dilutive net income per share as they were anti-dilutive. These anti-dilutive options could be dilutive in the

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future. There were no weighted-average anti-dilutive restricted stock units excluded from the diluted net income per share computation for the twelve months ended December 31, 2011.

The weighted average exercise price of excluded stock options was $5.89, $5.75 and $5.56 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In June 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated Statement of Income has been deferred. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and this adoption will not have any impact on our financial position or results of operations but will impact our financial statement presentation.

In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct transaction costs related to the Xenos acquisition totaling approximately $1.1 million were incurred. These costs include investment banking fees, legal and accounting fees, and other external costs directly related to the acquisition. All costs were directly charged to general and administrative expense on the Consolidated Statements of Income as incurred.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(In thousands, except per share data):

	Twelve months ended December 31, 2010	Twelve months ended December 31, 2009
Total revenues	$132,237	$134,515
Net income	10,225	11,373
Basic net income per share	.23	.25
Diluted net income per share	.21	.23
Shares used in computing basic net income per share	45,065	45,131
Shares used in computing diluted net income per share	49,133	49,396

3.	Investment in Actuate Japan

Noncontrolling (minority) Interest—As of December 31, 2011, Actuate owns 100% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). Prior to this date, the minority shareholder of Actuate Japan had a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company had the option to call the Non-controlling interest. In the fourth quarter of fiscal 2011, the minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its 12%

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity interest in Actuate Japan. This minority shareholder exercised its right on December 28, 2011 resulting in a payment of approximately $594,000 for this interest. As a result of this payment, noncontrolling interest in Actuate Japan was reduced to zero at December 31, 2011. The difference between the adjustment to the noncontrolling interest and the fair value of the consideration paid totaling approximately $99,000 was reported as increase to additional paid in capital in the Company’s Consolidated Balance Sheet on December 31, 2011.

Prior to this exercise by the minority shareholder, the Company measured and disclosed the redeemable non-controlling interest in accordance with the accounting guidance for noncontrolling interests in subsidiaries as issued by the Financial Accounting Standards Board (“FASB”) at the calculated redemption value of the put option embedded in the non-controlling interest.

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

The Company has assets that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2—Valuations based on inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets Measured at Fair Value on a Recurring Basis

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of December 31, 2011
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$6,082	$6,082	$—	$—
Term deposits (1)	801	801	—	—
Commercial paper (3)	9,991	—	9,991	—
Corporate bonds (3)	18,286	—	18,286	—
Federal and municipal obligations (2)	2,998	—	2,998	—

	$38,158	$6,883	$31,275	$—

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair value of investments as of December 31, 2010
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$7,319	$7,319	$—	$—
Term deposits (1)	5,056	5,056	—	—
Commercial paper (3)	17,486	—	17,486	—
Corporate bonds (2)	28,071	—	28,071	—
Federal and municipal obligations (2)	1,998	—	1,998	—

	$59,930	$12,375	$47,555	$—

(1)	Included in cash and cash equivalents in the Company’s Consolidated Balance Sheet.

(2)	Included in short-term investments in the Company’s Consolidated Balances Sheet.

(3)	Of these amounts, approximately $2.6 million and $1.5 million were included in cash and cash equivalents at December 31, 2011 and December 31, 2010, respectively, and the remainder was included in short-term investments in the Company’s Consolidated Balance Sheet.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2011
Classified as cash and cash equivalents:
Cash	$29,270	$—	$—	$29,270
Term deposits	801	—	—	801
Money market funds	6,082	—	—	6,082
Commercial paper	2,000	—	—	2,000
Corporate bonds (4)	606	—	—	606

	38,759	—	—	38,759
Classified as short-term investments:
Commercial paper (4)	7,997	—	(6)	7,991
Corporate bonds (4)	17,705	2	(27)	17,680
Federal and municipal obligations (4)	3,000	—	(2)	2,998

	28,702	2	(35)	28,669

Total	$67,461	$2	$(35)	$67,428

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2010
Classified as cash and cash equivalents:
Cash	$19,394	$—	$—	$19,394
Term deposits	5,056	—	—	5,056
Money market funds	7,319	—	—	7,319
Commercial paper	1,500	—	—	1,500

	33,269	—	—	33,269
Classified as short-term investments:
Commercial paper (4)	15,989	2	(5)	15,986
Corporate bonds	28,059	47	(35)	28,071
Federal and municipal obligations	2,000	—	(2)	1,998

	46,048	49	(42)	46,055

Total	$79,317	$49	$(42)	$79,324

(4)	Securities totaling approximately $27 million were in an unrealized loss position at December 31, 2011. Securities totaling approximately $15 million were in an unrealized loss position at December 31, 2010. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. At December 31, 2011, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2011	2010
Furniture and fixtures	$1,283	$1,192
Computers and software	9,438	8,895
Leasehold improvements	3,534	3,534

Total	14,255	13,621
Less: accumulated depreciation	(12,328)	(10,495)

Property and equipment, net	$1,927	$3,126

Total depreciation expense on our property and equipment in the years ended December 31, 2011, 2010 and 2009 totaled approximately $1.9 million, $1.9 million and $2.2 million, respectively.

6.	Goodwill and Purchased Intangible Assets

In accordance with the authoritative guidance issued by the FASB on accounting and reporting for acquired goodwill and other intangible assets, the Company performs its annual impairment test of goodwill on October 1st of each year. The authoritative guidance issued by FASB requires that goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. The potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recorded book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed on October 1, 2011. As a result, the Company did not record any impairment related to its goodwill for the twelve months ended December 31, 2011.

The Company’s goodwill balance of $46.4 million was unchanged at December 31, 2011 when compared to the balance reported at the end of fiscal year 2010.

Other Intangibles

Other purchased intangible assets consist of the following (in thousands):

	December 31, 2011				December 31, 2010
	Gross Carrying Amount	Write-offs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$22,030	$—	$(16,199)	$5,831	$22,030	$(15,051)	$6,979
Purchased technologies	15,659	—	(10,099)	5,560	15,659	(9,005)	6,654
IPR&D	1,961	(1,681)	(280)	—	1,961	(140)	1,821
Leases	47	—	(17)	30	47	(9)	38

	$39,697	$(1,681)	$(26,595)	$11,421	$39,697	$(24,205)	$15,492

IPR&D represents the fair value of a project that was underway at Xenos at the time of acquisition. The product underlying this IPR&D item was released on June 28, 2010 and the fair value of this intangible asset was amortized on a straight-line basis over the estimated useful life of seven years beginning July 2010. During the second quarter of 2011, the Company recorded $1.7 million of in-process research and development (“IPR&D”) impairment charges related to this project. This impairment was deemed necessary due to the fact that changes in

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances indicated to management that the carrying value of the IPR&D may not be recoverable. Based on an analysis of historical sales of the product since its release in the second quarter of fiscal 2010, as well as the calculation of a discounted cash flow analysis projecting expected cash flows through the remaining useful life of the product, it was determined that the IPR&D balance should be impaired down to zero. For additional discussion, see Note 2, “Acquisition of Xenos Group Inc.,” of the Notes to Consolidated Financial Statements of this Form 10-K.

Amortization expense of purchased technology and other intangible assets was approximately $2.4 million, $3.1 million, and $900,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Of these totals, approximately $1.1 million, $1.2 million and $220,000 were related to the amortization of purchased technologies for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of purchased technology is included in cost of license fees in the accompanying Consolidated Statement of Income. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2012	$2,250
2013	2,250
2014	2,250
2015	2,244
2016 and thereafter	2,427

$11,421

7.	Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Maintenance and support	$39,478	$43,209
Other	5,284	2,738

	$44,762	$45,947
Less: current portion	(43,045)	(44,600)

Long-term deferred revenue	$1,717	$1,347

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

Other deferred revenue consists of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria of FASB’s Accounting Standards Codification 985—Software, and are, therefore, deferred until all revenue recognition criteria have been met.

8.	Contractual Obligations and Commercial Commitments

General

The Company is engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, the Company believes it has adequate legal defenses and

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

it believes that the ultimate outcome of any of these actions will not have a material effect on the Company’s consolidated financial position or results of operations.

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill (“WFF”) and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this Credit Facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this Credit Facility to complete the acquisition of Xenos, which was completed on February 1, 2010. There are no minimum pay-down requirements under the terms of this Credit Facility so long as we remain in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million and were fully paid as of December 31, 2011. These costs were capitalized and are being amortized over four years in the Company’s Consolidated Financial Statements. Such assets are reflected as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement was for a period of four years and was scheduled to expire on November 3, 2012.

In May 2011 the Company paid down the outstanding balance on its revolving line of credit. The Company used $40 million in cash and short-term investments in order to pay down this outstanding debt.

On December 29, 2011, the Company amended and re-negotiated its Credit Facility with Wells Fargo Capital Finance, LLC (“WFCF”). The amended Credit Facility provided for the following:

•	A three year extension of the original agreement entered in November 2008 from November 3, 2012 to November 3, 2015,

•	Replacement of a $125,000 commitment fee that was payable on November 3, 2011 with a closing fee of $100,000 that was paid on December 29, 2011.

•	A 50% reduction in the applicable margin on the outstanding credit balance from 3.5% to 1.75%.

•	A reduction in the unused line fee from 0.50% to 0.30% per year applied to the unutilized portion of the Credit Facility.

The remaining unamortized costs associated with the Credit facility will be amortized from the date of amendment over four years. The amended Credit Agreement is for a period of four years and is scheduled to expire on November 3, 2015.

As of December 31, 2011, there was no balance owed on this Credit Facility and the balance available under the revolving Credit Facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of December 31, 2011, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company was in compliance with these covenants at December 31, 2011. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line on a monthly basis.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents costs related to the Company’s Credit Facility with WFF (in thousands):

	Year ended December 31,
	2011	2010	2009
Interest expense	$441	$1,317	$1,018
Amortization of debt issuance costs	282	287	280
Unused line fees	186	56	102

	$909	$1,660	$1,400

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

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability in its Consolidated Balance Sheet. At December 31, 2011, the deferred rent liability balance totaled approximately $240,000 and this balance declines through 2012 when contractual cash payments exceed the straight-line lease expense. This deferred rent liability balance was classified under the current accrued liabilities section of the Company’s Consolidated Balance Sheet at December 31, 2011. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal 2007. Actuate also leases an additional 50,400 square feet in one facility in South San Francisco, California. The lease on this additional facility expired in April 2011. This facility was entirely subleased through the end of its leased life. Actuate also leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $3.4 million in fiscal year 2011, $3.5 million in fiscal year 2010 and $3.2 million in fiscal year 2009.

Actuate has pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Deposits in the accompanying Consolidated Balance Sheet as of December 31, 2011.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and will commence on June 1, 2012 and end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. Actuate will vacate its current corporate headquarters located at the Bridgepointe Campus and use the BayCenter Campus as its corporate headquarters.

Upon the execution of the new lease, Actuate delivered to the new landlord two letters of credit totaling $225,300. These letters of credit guarantee Actuate’s contractual obligations related to the BayCenter Campus in San Mateo, California.

The following table summarizes the Company’s contractual obligations as of December 31, 2011 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$30,910	$3,019	$6,758	$5,677	$15,456
Interest and loan obligations (2)	585	153	304	128	—
Obligations for unrecognized tax benefits (3)	1,670	—	1,670	—	—

Total	$33,165	$3,172	$8,732	$5,805	$15,456

(1)	The Company’s future contractual obligations include minimum lease payments under operating leases at December 31, 2011.

(2)	Estimated unused line fees related to the revolving line of Credit Agreement with WFCF.

(3)	Represents the tax liability associated with unrecognized tax benefits estimated between 1 to 3 years. In addition, as of December 31, 2011, our unrecognized tax benefits included $2.95 million which is netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the amounts netted against deferred tax assets, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 12 of our Notes to these Consolidated Financial Statements.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the 1998 Plan, eligible participants may be awarded options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted shares or stock units (collectively, the “Awards”). Options under the 1998 Plan may be incentive stock options designed to satisfy Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or non-statutory stock options not designed to meet such requirements. If restricted shares or shares issued upon the exercise of options granted under the 1998 Plan are forfeited, then such shares will again become available for Awards under the 1998 Plan. If stock units, options or SARs granted under the 1998 Plan are forfeited or terminated for any other reason before being exercised, then the corresponding shares will again become available for Awards under the 1998 Plan. The exercise price for non-statutory and incentive stock options granted under the 1998 Plan may not be less than 85% or 100%, respectively, of the fair market value of the common stock on the option grant date. The Board may amend or terminate the 1998 Plan at any time. Amendments may be subject to stockholder approval to the extent required by applicable laws. Options granted under the 1998 Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant with the remaining balance vesting monthly over the next three or four years, with a maximum contractual life of ten years. Upon a change in control, an Award under the 1998 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another Award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 1998 Plan will accelerate in full. All outstanding repurchase rights under the 1998 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2011, 13,832,839 shares of common stock were reserved and available for future grants under the 1998 Option Plan.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Options granted under the 2001 Plan are exercisable when vested. Shares generally vest at the rate of 25% after one year from the date of grant with the remaining balance vesting monthly over the next four years, with a maximum contractual life of ten years. Upon a change in control, an award under the 2001 Plan will become fully vested as to all shares subject to such award if such award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an award under the 2001 Plan will accelerate in full. All outstanding repurchase rights under the 2001 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2011, 703,880 shares of common stock were reserved and available for future grants under the 2001 Option Plan.

Tidestone Technologies Stock Option Plans.    Tidestone Technologies, Inc.’s 1998 Incentive Stock Option Plan (“T-98 Option Plan”) and Non-qualified Stock Option Plan of 1999 (“T-99 Option Plan”) were assumed by the Company on May 30, 2001, in connection with the acquisition of Tidestone. The T-98 Option Plan and the T-99 Option Plan are collectively known as the “Tidestone Option Plans”. Each option under the Tidestone Option Plans was converted into a right to receive an option to purchase shares of Actuate’s common stock. As of December 31, 2011, a total of 77,968 and 70,509 shares of common stock have been authorized for issuance under the T-98 Option Plan and T-99 Option Plan, respectively.

All options granted under the T-98 Option Plan are incentive stock options qualified under Section 422 of the Code, with a vesting term of five years while the options granted under the T-99 Option Plan are non-statutory stock options with a vesting term of three years. All options have a maximum contractual life of ten years. Options granted under the Tidestone Option Plans are generally exercisable upon grant and are subject to repurchase rights by us until vested. Under the T-99 Option Plan, shares generally vest at the rate of 33% annually. Under the T-98 Option Plan, shares generally vest at the rate of 20% annually. Upon a change in control, an award under the Tidestone Option Plans will become fully vested as to all shares subject to such award if such award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such award with another award of substantially the same terms. The T-98 and T-99 Option Plans reached their maximum contractual ten year life on July 23, 2008 and April 14, 2009, respectively. As a result, employee options are no longer available for issuance under these Plans. As of December 31, 2011, no shares of common stock were reserved and available for future grants under the T-98 and T-99 Option Plans.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2011, 495,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares of common stock were 28,103,552 as of December 31, 2011.

Plan Summary	Available for Grant	Outstanding	Total Authorized But Unissued
Amended and Restated 1998 Equity Incentive Plan	13,832,839	12,722,364	26,555,203
2001 Supplemental Stock Plan	703,880	170,945	874,825
Tidestone Technologies 1998 Incentive Stock Option Plan	—	3,524	3,524
1998 Non-Employee Director Option Plan	495,000	225,000	720,000

Total Stock Plans	15,031,719	13,121,833	28,153,552
RSUs granted inception to date	389,938	(384,687)	5,251
RSUs Shares released	—	—	(5,251)

Total Options Balance at December 31, 2011	15,421,657	12,737,146	28,153,552
Miscellaneous Stock Grant (1)	(50,000)	—	(50,000)

Total Stock Plans Balance at December 31, 2011	15,371,657	12,737,146	28,103,552

(1)	Board approved stock grant on Feb 17, 2011 to the beneficiary of a deceased senior executive in recognition of services performed.

Effective January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over four years with annual cliff vesting and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 1:1 for each restricted stock unit granted, and an equivalent of 1 share will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of December 31, 2011, a total of 433,750 RSUs were issued and granted to the Company’s senior management and non-employee Board of Directors.

In February 2011, the Board of Directors approved the acceleration of 333,333 stock options that had been previously granted to a senior executive who had passed away in December 2010. In addition, the exercise terms for these accelerated options along with 129,167 of vested options were extended from one to two years. As such, the full fair value of these options was measured as of the modification date and fully expensed at that time. Since there was no longer a performance obligation at the date of modification associated with these options, an

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alternate classification and accounting under GAAP was required. As a result, these accelerated options were to be measured and classified as liability rather than equity. Accordingly, at the end of each quarter, we calculate the revised fair value of these options and recognize any corresponding gain or loss to income. We will continue this accounting treatment until these options are fully exercised. Of these share-based awards, approximately $552,000 was charged to compensation expense in fiscal year 2011 and approximately $683,000 classified as other accrued liabilities on the Company’s Consolidated Balance Sheet on December 31, 2011.

Activity under all (non-Xenos) option plans was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 2008	15,330,550	16,876,613	$0.78-$31.19	$3.82
Additional authorization	2,208,482	—
Options granted	(2,435,750)	2,435,750	$3.09-$6.03	$3.70
Options exercised	—	(2,674,350)	$1.49-$5.27	$2.64
Options forfeited and cancelled	809,275	(809,275)	$1.90-$8.01	$5.10
Plan shares expired	(2,055)	—

Balance at December 31, 2009	15,910,502	15,828,738	$0.78-$31.19	$3.94
Additional authorization	2,273,137	—
Options granted	(2,734,300)	2,734,300	$4.01-$5.98	$4.93
Options exercised	—	(1,811,442)	$1.49-$5.68	$3.29
Options forfeited and cancelled	1,154,505	(1,154,505)	$2.38-$31.19	$7.02

Balance at December 31, 2010	16,603,844	15,597,091	$0.78-$17.50	$3.95
Additional authorization	—	—
Options granted	(1,937,170)	1,937,170	$4.63-$6.72	$5.51
Options exercised	—	(4,042,132)	$1.49-$6.10	$3.18
Options forfeited and cancelled	754,983	(754,983)	$1.49-$17.50	$7.29

Balance at December 31, 2011	15,421,657	12,737,146	$0.78-$8.39	$4.24

Activity under the assumed Xenos option plan was as follows:

	Shares Available For Grant	Outstanding Options		Weighted- Average Exercise Price (1)
		Number of Shares	Price Per Share (1)
Balance at February 1, 2010	19,025	—	—	—
Options converted	(19,025)	19,025	$2.17-$3.77	$2.90
Options exercised	—	(11,601)	$2.17-$2.98	$2.71

Balance at December 31, 2010	—	7,424	$3.08-$3.77	$3.19
Options exercised	—	(7,424)	$3.08-$3.77	$3.20

Balance at December 31, 2011	—	—	—	—

(1)	In Canadian Dollars.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of stock options granted was $2.80 in fiscal year 2011, $2.53 in fiscal year 2010 and $1.90 in fiscal year 2009. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during fiscal year 2011, 2010 and 2009 was $11.4 million, $3.6 million and $6.4 million, respectively.

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.78-$1.49	1,589,707	1.17 years	$1.49	1,589,707	$1.49
$1.56-$3.42	1,657,628	2.68 years	$2.69	1,651,478	$2.69
$3.44-$3.59	1,746,542	5.65 years	$3.57	1,389,342	$3.57
$3.65-$4.65	1,048,273	4.40 years	$4.10	852,413	$4.12
$4.66-$4.80	1,422,073	6.48 years	$4.80	767,889	$4.80
$4.84-$5.44	1,831,321	5.74 years	$5.15	1,490,540	$5.13
$5.45-$5.96	1,667,433	8.82 years	$5.50	77,465	$5.60
$6.04-$8.39	1,774,169	5.61 years	$6.29	1,670,264	$6.29

$0.78-$8.39	12,737,146	5.12 years	$4.24	9,489,098	$3.96

The following table summarizes information about stock options outstanding and exercisable including the intrinsic values and weighted average exercise prices and remaining contractual terms under outstanding and exercisable categories as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Options Outstanding—Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	12,596,852	15,464,238
Aggregate intrinsic value (in thousands)	$21,351	$29,623
Weighted average exercise price per share	$4.23	$3.95
Weighted average remaining contractual term (in years)	5.08	5.10
Options Exercisable
Options currently exercisable	9,489,098	11,651,324
Aggregate intrinsic value of currently exercisable options (in thousands)	$18,764	$25,709
Weighted average exercise price per share	$3.96	$3.69
Weighted average remaining contractual term (in years)	4.09	4.08

As of December 31, 2011, there was approximately $3.9 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.10 years.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock unit activity for the twelve months ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Beginning outstanding balance	182,500	—
Awarded	232,500	201,250
Released	(5,251)	—
Forfeited	(25,062)	(18,750)

Ending outstanding balance	384,687	182,500

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

As of December 31, 2011, a total of 384,687 RSUs will be deducted from the share reserve for future restricted stock units issued. The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2011 was $5.48 per unit.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	384,687	1.28	$2,254
Restricted stock units vested and expected to vest	368,307	1.24	$1,816

As of December 31, 2011, there was approximately $765,000 of total unrecognized compensation cost related to unvested RSUs granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.28 years.

Amended and Restated 1998 Employee Stock Purchase Plan

The 1998 Amended and Restated Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan is automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. If the market price of Actuate’s stock at the end of any six-month purchase period is lower than the stock price at the original grant date, the offering period is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. New participants starting in any offering period may purchase up to 1000 shares per accumulation period. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with the Company. The Purchase Plan has been amended and restated to account for stock splits. During fiscal year 2011, 2010 and 2009, the Company issued 403,814 shares, 369,780 shares and 381,514 shares, respectively under the Purchase Plan, with a weighted-average purchase price of $3.87, $3.09 and $3.03, respectively. As of December 31, 2011, a total of 6,448,745 shares had been purchased under the Purchase Plan and 2,351,255 shares of common stock were reserved and available for future issuance.

As of December 31, 2011, there was approximately $350,000 of total unrecognized compensation cost related to the Purchase Plan. This cost is expected to be recognized over a weighted average period of 9.52 months.

As of December 31, 2011, the number of shares of common stock reserved for future issuance under all option plans and the Purchase Plan was 17,335,123.

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

Stock-based compensation expense and the related income tax benefit recognized for the fiscal years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Stock options	$3,823	$4,677	$5,534
ESPP	842	508	1,152
Restricted stock units	844	415	—
Accelerated options & miscellaneous grant	338	—	—

Total stock-based compensation	$5,847	$5,600	$6,686

Income tax benefit	$1,721	$1,836	$2,136

Included in the total stock-based compensation for fiscal year ended December 31, 2011 is approximately $683,000 of stock based compensation classified as liability based awards.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimate the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plans. We also look at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimate the volatility of our common stock by using historical volatility over the expected term. We base the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The assumptions we use to estimate the fair value of stock options granted and stock purchase rights granted under our ESPP program for the fiscal years 2011, 2010 and 2009 are as follows:

	Options
	Year ended December 31,
	2011	2010	2009
Dividends	0%	0%	0%
Forfeiture rate	2 – 4%	2 – 3%	2 – 4%
Risk-free interest rate	0.83 – 2.21%	1.25 – 2.25%	1.75 – 2.63%
Expected life (in years)	5.57 – 5.69	5.66 – 5.73	5.49 – 5.64
Expected volatility	53.88 – 54.96%	54.17 – 54.73%	56.26 – 59.03%

	ESPP
	Year ended December 31,
	2011	2010	2009
Dividends	0%	0%	0%
Risk-free interest rate	0.22 – 0.27%	0.26 – 0.35%	0.46 – 0.62%
Expected life (in years)	1.25	1.25	1.25
Expected volatility	37.36 – 42.34%	40.15 – 45.83%	69.17 – 94.69%

During fiscal years 2011, 2010 and 2009, Actuate issued 403,814 shares, 369,780 shares and 381,514 shares, respectively, under the Purchase Plan. The weighted-average fair value of employees’ stock purchase rights under the Purchase Plan during fiscal years 2011, 2010 and 2009 was $1.88, $1.67and $2.10 per share, respectively.

Stock Repurchase Program

The Company’s stock repurchase program was originally announced in September 2001 and has been extended from time to time by Actuate’s Board of Directors.

On January 28, 2011 the Board of Directors approved an on-going extension of the stock repurchase program which authorized management to make additional repurchases of Actuate common stock up to an aggregate of $5 million. During August 2011, the Company repurchased approximately 811,000 shares for a total of $5 million in the open market.

On October 27, 2011, the Board of Directors approved an on-going extension of the stock repurchase program which authorized management to make additional repurchases of Actuate common stock up to an aggregate of $5 million in the fourth quarter of fiscal 2011. During November 2011, the Company repurchased approximately 790,000 shares for a total of $5 million in the open market.

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Actuate 401(k) Plan

The Company sponsors a salary deferral 401(k) plan for all of its eligible domestic employees. This plan allows employees to contribute up to 60% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service (“IRS”) Code. The maximum dollar limitation was $16,500 for fiscal year 2011. Beginning in fiscal year 2007, the Company started to match 50% of the employees’ first 3% annual contributions. The maximum match in any given plan year is calculated based on the lower of 3% of the employees’ eligible annual compensation or the then current IRS compensation wage limit. The IRS annual wage limit for fiscal year 2011 was $245,000. The Company’s contributions under the plan were charged to operations.

The following table represents the Company’s contribution activities for the following years:

	Year ended December 31,
	2011	2010	2009
IRS annual wage limit	$245,000	$245,000	$245,000
Maximum match per employee	3,675	3,675	3,675
Employer contributions	$349,000	$378,000	$382,000

11.	Restructuring Charges

During fiscal 2011, the Company implemented restructuring actions that resulted in an aggregate charge of $889,000 and the elimination of 26 positions across our North American product development and global sales and marketing operations. Also included in the aggregate charges for the year were $316,000 of idle facilities charges related to the closure of its Xenos facility in Europe and final true-ups of operating expenses associated with its idle South San Francisco facility. These charges are based on actual and estimated costs incurred, including estimates of sublease income on portions of the Company’s idle facilities that are periodically update based on market conditions and in accordance with its restructuring plans.

During fiscal year 2010, the Company implemented restructuring actions that resulted in an aggregate charge of $968,000 and elimination of 26 positions worldwide, across all levels, primarily within the sales and marketing organization. Severance and termination related charges totaled approximately $921,000. The Company also recorded idle facilities charges totaling $47,000 related to a Xenos facility in Europe.

During fiscal year 2009, the Company implemented restructuring actions that resulted in an aggregate charge of $348,000 and the elimination of 12 positions worldwide, across all levels within the sales organization. Severance and termination related charges totaled approximately $408,000. In addition, the Company incurred legal fees totaling $83,000 related to a previous restructuring which involved the terminations of former employees in one of its European subsidiaries. The Company also recorded a $143,000 net reduction to its idle facilities reserves due primarily to a change in the estimated sublease income for the Vienna, Virginia facility and true-ups of operating expenses associated with its idle South San Francisco facility.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2011, 2010 and 2009 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2008	$561	$5,737	$6,298
Restructuring charges	491	(143)	348
Cash payments, net of rents collected on sublease	(623)	(2,594)	(3,217)
Adjustments (3)	(14)	3	(11)

Balance at December 31, 2009	415	3,003	3,418
Restructuring charges	921	47	968
Cash payments, net of rents collected on sublease	(680)	(2,571)	(3,251)
Reclassified as a long-term asset (1)	—	75	75
Assumed upon acquisition of Xenos (2)	—	106	106
Adjustments (3)	(2)	(29)	(31)

Balance at December 31, 2010	654	631	1,285
Restructuring charges	573	316	889
Cash payments, net of rents collected on sublease	(1,261)	(763)	(2,024)
Reclassified as a long-term asset (1)	—	26	26
Adjustments (3)	34	(6)	28

Balance at December 31, 2011	—	204	204
Less: Current portion	—	(98)	(98)

Long-term balance at December 31, 2011	$—	$106	$106

(1)	The balance represents the long-term portion of the estimated operating expenses reimbursable to Actuate under its South San Francisco facility sublease agreement.

(2)	The balance represents idle facility-related liabilities assumed by us upon our acquisition of Xenos on February 1, 2010.

(3)	Adjustments reflecting the impact of foreign currency translation.

12.	Income Taxes

The following table presents the profit before income taxes for domestic and foreign operations (in thousands):

	Year ended December 31,
	2011	2010	2009
Domestic	$19,727	$15,761	$11,112
Foreign	(117)	(1,449)	4,977

Profit before income taxes	$19,610	$14,312	$16,089

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Federal:
Current	$6,428	$4,165	$3,506
Deferred	34	629	201

	6,462	4,794	3,707

State:
Current	921	659	952
Deferred	572	346	189

	1,493	1,005	1,141

Foreign:
Current	(87)	572	(569)
Deferred	(245)	(2,706)	(369)

	(332)	(2,134)	(938)

Provision for income taxes:	$7,623	$3,665	$3,910

The tax benefit associated with exercises of stock options reduced taxes currently payable by approximately $3.1 million, $1.8 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Such benefits were credited to additional paid-in capital. The tax benefit associated with the decrease of tax reserves related to unrecognized tax benefits was approximately $143,000 in fiscal year 2011. There was an expense of approximately $308,000 in fiscal year 2010 and a benefit of approximately $878,000 in fiscal year 2009.

The difference between provision for income taxes and the amount computed by applying the Federal statutory rate (35 percent) to income before taxes is explained below (in thousands):

	Year ended December 31,
	2011	2010	2009
Income taxes at Federal statutory rate	$6,864	$5,009	$5,631
Permanent differences	(74)	203	378
Foreign tax rate differential	208	(512)	(1,264)
Valuation allowance release	(296)	(1,494)	(609)
State tax, net of Federal benefit	1,135	705	809
Tax credits	(297)	(664)	(355)
Increase (decrease) of tax reserves	(76)	291	(789)
Other	159	127	109

Provision for income taxes:	$7,623	$3,665	$3,910

United States income and foreign withholding taxes have not been provided on undistributed earnings for non-U.S. subsidiaries. The undistributed earnings on a book basis for non-U.S. subsidiaries are approximately $12.8 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal and State tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution would potentially be subject to withholding taxes at rates applicable to that jurisdiction.

Significant components of deferred tax assets and liabilities for Federal and States are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets
Net operating loss carry-forwards	$3,834	$4,095
Research credit carry-forwards	3,833	4,269
Accruals and allowances not currently tax deductible	3,569	3,524
Non-qualified stock options	9,062	9,143

Total deferred tax assets	$20,298	$21,031
Valuation allowance	(1,876)	(2,163)

Gross deferred tax assets, less valuation allowance	$18,422	$18,868

Deferred tax liabilities
Fixed Assets and Acquired intangible assets	$1,380	$1,262

Net deferred tax assets:	$17,042	$17,606

As of December 31, 2011, the Company had Federal net operating loss carry-forwards of approximately $1.5 million which will expire in fiscal year 2023 if not utilized. As of December 31, 2011, the Company had Federal and State research tax credit carry-forwards of approximately $1.8 million and $8.5 million, respectively. The Federal research credits will expire at various dates beginning in the year 2018 through 2030, if not utilized. The State research credits can be carried forward indefinitely. As of December 31, 2011, the Company had net operating loss carry-forwards in foreign jurisdictions of approximately $11.2 million which will expire at various dates beginning in fiscal year 2013 if not utilized. As of December 31, 2011, the Company had tax credit carry-forwards in foreign jurisdictions of approximately $2.1 million which will expire at various dates beginning in fiscal year 2014 if not utilized.

Utilization of the net operating losses and the research tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code and similar State provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

The authoritative standard issued by FASB related to accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The net valuation allowance decreased by approximately $630,000 during the year ended December 31, 2011. The net valuation allowance decreased by approximately $1.5 million during the year ended December 31, 2010. The net valuation allowance increased by approximately $226,000 during the year ended December 31, 2009. The approximately $630,000 decrease in the valuation allowance in fiscal year 2011 resulted primarily from the decrease in the valuation allowance associated with the utilization of foreign net operating loss carryovers. The $1.5 million decrease in the valuation allowance in fiscal year 2010 resulted primarily from the decrease in the valuation allowance of the Canadian subsidiary due to the increased expected future profitability of the subsidiary after restructuring and the acquisition of Xenos. As of December 31, 2011, approximately $1.9 million of the valuation allowance reflected above is related to foreign net operating losses in jurisdictions where the Company continues to project losses or

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limited profitability. These amounts will be credited to tax expense if in the future the Company determines that they should be realized.

A reconciliation of the January 1, 2010 through December 31, 2011 amount of unrecognized tax benefits are as follows (in thousands):

Beginning balance at January 1, 2010:	$3,212
Additions based on tax positions related to the current year	964
Additions based on tax positions related to the prior year	1,137
Decreases based on tax positions related to the prior year	(766)

Ending balance at December 31, 2010:	$4,547
Additions based on tax positions related to the current year	192
Additions based on tax positions related to the prior year	157
Decreases based on tax positions related to the prior year	(281)

Ending balance at December 31, 2011:	$4,615

As of December 31, 2011, the Company had total Federal, State, and foreign unrecognized tax benefits of $4.6 million. Of that total, approximately $1.7 million of the unrecognized tax benefits, if recognized would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Currently, there is no accrual for the payment of interest and penalties. As of December 31, 2011, the Company does not expect any material changes to uncertain tax positions within the next twelve months.

The Company is subject to taxation in the U.S., various States, and foreign jurisdictions. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The 2008 to 2011 tax years generally remain subject to U.S., State, or non-U.S. income tax examinations.

As of December 31, 2011, the Company is under examination by the State of California for the 2005 and 2006 tax years as the statute of limitations was extended for these periods. The Company believes that it has adequately provided for any adjustments that may result from the California audit, however, the outcome of tax audits cannot be predicted with certainty. No other Federal, State or foreign income tax audits are in progress.

13.	Geographic Information

Actuate’s primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe. Actuate’s revenues by geographic area are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Revenues:
North America	$106,341	$103,831	$91,842
Europe	22,341	22,881	23,733
Asia Pacific and others	6,261	4,760	3,758

Total revenue	$134,943	$131,472	$119,333

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Contingencies

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

One employee of the Company’s French subsidiary was terminated in June of 2011. That employee made a claim against the Company for approximately $275,000, which was discussed at a meeting convocation with the French authorities on August 23, 2011. A hearing date was set for April 4, 2012. At this point in time it is unclear whether the basis of the claim is valid or whether a payout is probable or estimable. Therefore, we have not yet reflected an accrual for this item on our Consolidated Balance Sheet. However, if and when a payout for this claim becomes probable and estimable we will record the corresponding expense.

In July of 2011, we received a resignation notice from another French employee. This employee made a claim against the Company for approximately $642,000, which was discussed at a meeting convocation with the French authorities on December 21, 2011. The next meeting is scheduled for August 2012. At this point in time it is unclear whether the basis of the claim is valid or whether a payout is probable or estimable. Therefore, we have not yet reflected an accrual for this item on our Consolidated Balance Sheet. However, if and when a payout for this claim becomes probable and estimable we will record the corresponding expense.

The operating lease underlying the Company’s headquarters facility expires in July of 2012. During 2011 the Company had been working with the landlord in an effort to renew its lease and it was the Company’s intent and desire to remain in its current facility. However, in the latter half of 2011 the Company was notified that the facility had been leased to a third party and that it would not be permitted to renew the lease. Therefore, the Company secured a nearby alternative location and signed a lease before the end of fiscal 2011 on that new facility. Under the terms of its current headquarters facility, if the Company’s landlord formally requests it, the Company would be required to restore the facility to its original condition before it turns it back over to the landlord. As of the date of this filing the Company has not been notified by the landlord of their desire to do so. Also, the Company has received some indication from the new future tenants that they may not want the facility restored as they are evaluating whether they would like to keep the changes that the Company had implemented to the facility. Because of these factors the Company has determined that at this point in time it is not probable that it would need to make these restorations. In addition, it would be difficult to estimate the amount of work to be done without knowing what the landlord will request the Company to restore, if anything. Therefore, no accruals have yet been made to reflect these contingencies. However, once the Company is notified by the landlord of their intentions regarding restoration we will at that time accrue the estimated related costs, if necessary.

15.	Subsequent Events

On February 6, 2012, the Board of Directors approved an ongoing extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock up to an aggregate of $5 million in the first quarter of fiscal 2012.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial data for the eight quarters ended December 31, 2011 (in thousands, except per share data).

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$32,088	$33,738	$33,809	$35,308
Income from operations	$2,683	$3,632	$6,802	$7,784
Net income	$1,679	$581	$4,722	$5,005
Net income per share:
Basic	$0.04	$0.01	$0.10	$0.10
Diluted	$0.03	$0.01	$0.09	$0.10
Shares used in computing per share amounts:
Basic	45,868	46,656	48,058	48,603
Diluted	50,262	51,049	52,285	52,358

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$29,074	$30,290	$39,767	$32,341
Income from operations	$930	$41	$11,623	$5,018
Net income/(loss)	$1,559	$(594)	$6,955	$2,727
Net income/(loss) per share:
Basic	$0.03	$(0.01)	$0.16	$0.06
Diluted	$0.03	$(0.01)	$0.14	$0.05
Shares used in computing per share amounts:
Basic	45,397	44,947	44,669	45,254
Diluted	50,214	44,947	48,425	49,855

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Additions charged to other accounts(1)	Deductions(2)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2011	$615	$(21)	$449	$(323)	$720
Year ended December 31, 2010	$749	$(14)	$(52)	$(68)	$615
Year ended December 31, 2009	$606	$298	$30	$(185)	$749

(1)	Represents amounts charged to revenue and deferred revenue for sales returns and other revenue related items.
(2)	Deductions are primarily comprised of write-offs of receivable balances against the allowance for doubtful accounts.