Form 10-Q
period 2012-03-31
ACTUATE CORP
filed 2012-05-04
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of April 30, 2012
Common Stock, par value $.001 per share	49,281,849

Actuate Corporation

PART I—FINANCIAL INFORMATION

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$39,005	$38,759
Short-term investments	28,659	28,669
Accounts receivable, net of allowances of $714 and $720 at March 31, 2012 and December 31, 2011, respectively	27,642	26,844
Other current assets	8,227	7,131

Total current assets	103,533	101,403
Property and equipment, net	3,525	1,927
Goodwill	46,424	46,424
Purchased intangibles, net	10,859	11,421
Non-current deferred tax assets, net	14,901	14,876
Other assets	769	853

	$180,011	$176,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,754	$1,521
Current portion of restructuring liabilities	80	98
Accrued compensation	4,688	5,992
Other accrued liabilities	4,402	5,872
Deferred revenue	42,947	43,045

Total current liabilities	53,871	56,528

Long-term liabilities:
Other liabilities	33	20
Long-term deferred revenue	1,491	1,717
Long-term income taxes payable	1,671	1,670
Restructuring liabilities, net of current portion	82	106

Total long-term liabilities	3,277	3,513

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 86,544,752 and 85,270,644 shares, respectively; outstanding 49,007,685 and 48,518,460 shares, respectively	49	48
Additional paid-in capital	221,046	214,770
Treasury stock, at cost; 37,537,067 and 36,752,184 shares, respectively	(152,330)	(147,331)
Accumulated other comprehensive income	2,264	1,419
Retained earnings	51,834	47,957

Total stockholders’ equity	122,863	116,863

	$180,011	$176,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
License fees	$13,392	$11,657
Services	21,444	20,431

Total revenues	34,836	32,088

Costs and expenses:
Cost of license fees	465	481
Cost of services	5,257	5,431
Sales and marketing	10,874	11,025
Research and development	5,805	6,381
General and administrative	5,847	5,434
Amortization of purchased intangibles	289	359
Restructuring charges	18	294

Total costs and expenses	28,555	29,405

Income from operations	6,281	2,683
Interest income and other income/(expense), net	(307)	280
Interest expense	(139)	(412)

Income before provision for income taxes	5,835	2,551
Provision for income taxes	1,958	872

Net income	$3,877	$1,679

Basic net income per share	$0.08	$0.04

Shares used in basic net income per share calculation	49,013	45,868

Diluted net income per share	$0.07	$0.03

Shares used in diluted net income per share calculation	52,681	50,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$3,877	$1,679

Other comprehensive income, before tax:
Foreign currency translation	793	475
Net unrealized gain on securities	52	2

Other comprehensive income before tax	845	477
Tax provision related to items of other comprehensive income	284	163

Other comprehensive income, net of tax	561	314

Comprehensive income	$4,438	$1,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$3,877	$1,679
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation expense, net of liability-based awards	1,459	1,219
Excess tax benefits from stock based compensation	(1,664)	(94)
Amortization of purchased intangibles	562	633
Amortization of debt issuance cost	17	72
Depreciation	406	516
Accretion/amortization on short-term investments	43	166
Change in valuation allowance on deferred tax assets	(81)	54
Impairment of assets	89	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(798)	(1,549)
Other current assets	(175)	(592)
Accounts payable	187	124
Accrued compensation	(1,304)	(489)
Other accrued liabilities	(1,470)	725
Deferred tax assets, net of liabilities	56	(159)
Income taxes receivable/payable	839	(1,358)
Other deferred liabilities	13	(96)
Restructuring liabilities	(42)	(437)
Deferred revenue	(324)	2,060

Net cash generated by operating activities	1,690	2,474

Investing activities
Purchase of property and equipment	(2,049)	(322)
Proceeds from maturities of short-term investments	8,072	15,111
Purchase of short-term investments	(8,052)	(14,333)
Net change in other non-current assets	(8)	(2)

Net cash generated by (used in) investing activities	(2,037)	454

Financing activities
Credit facility related payments	(33)	—
Excess tax benefits from stock based compensation	1,664	94
Proceeds from issuance of common stock	3,169	1,023
Stock repurchases	(5,000)	—

Net cash provided by (used in) financing activities	(200)	1,117
Effect of exchange rate changes on cash and cash equivalents	793	475

Net increase in cash and cash equivalents	246	4,520
Cash and cash equivalents at the beginning of the year	38,759	33,269

Cash and cash equivalents at the end of the year	$39,005	$37,789

Supplemental cash flow disclosures:
Cash paid for interest	$131	$336
Cash paid for income taxes	$1,427	$2,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The Company

Actuate Corporation (“we”, “Actuate” or the “Company”) was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate provides software and services to develop and deploy custom Business Intelligence and information applications that deliver rich interactive content to improve customer loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide stakeholders inside and outside the firewall, including employees, customers, partners and citizens with information that they can access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Our goal is to ensure that all users can use decision-making information in their day-to-day activities, opening up completely new avenues for improving corporate performance.

Actuate’s principal executive offices are located at 2207 Bridgepointe Parkway, San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.org and www.birt-exchange.com.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Actuate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 9, 2012.

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.

The consolidated financial statements include the accounts of Actuate and its wholly-owned and majority-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in the United States, Canada, Switzerland, United Kingdom, Germany, Singapore, Japan and China. All intercompany balances and transactions have been eliminated. As of March 31, 2012, Actuate owns 100% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The Company has consolidated the results of Actuate Japan from the date that it became the majority shareholder, which occurred in fiscal year 2000.

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

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit reflected in the Condensed Consolidated Statements of Income in connection with stock options, restricted stock units and the Employee Stock Purchase Plan (“ESPP”) for three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	$1,192	$1,406
Restricted stock units	241	185
ESPP	123	224

Total share-based compensation	$1,556	$1,815

Income tax benefit	$496	$538

Included in the total share-based compensation for the first quarter of fiscal 2012 is approximately $97,000 of stock based compensation classified as liability based awards.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the three months ended March 31, 2012 and 2011 are as follows:

	Options		ESPP
	Three Months Ended		Three Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Volatility	54.17%	54.28%	44.17%	42.34%
Expected term (years)	5.63	5.69	1.25	1.25
Risk free interest rate	1.01%	2.21%	0.13%	0.27%
Expected dividend yield	0%	0%	0%	0%

Beginning January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over four years with annual cliff vesting and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 1:1 for each restricted stock unit granted, and an equivalent of 1 share will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of March 31, 2012, a total of 598,750 RSUs were issued and granted to the Company’s senior management and non-employee Board of Directors.

In February 2011, the Board of Directors approved the acceleration of 333,333 stock options that had been previously granted to a senior executive who had passed away in December 2010. In addition, the exercise terms for these accelerated options along with 129,167 of vested options were extended from one to two years. As such, the full fair value of these options was measured as of the modification date and fully expensed at that time. Since there was no longer a performance obligation at the date of modification associated with these options, an alternate classification and accounting under GAAP was required. As a result, these accelerated options were to be measured and classified as liability rather than equity. Accordingly, at the end of each quarter, we calculate the revised fair value of these options and recognize any corresponding gain or loss to income. We will continue this accounting treatment until these options are fully exercised. Of these share-based awards, approximately $97,000 was charged to compensation expense in the first quarter of fiscal year 2012 and approximately $780,000 classified as other accrued liabilities on the Company’s Consolidated Balance Sheet on March 31, 2012.

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

	Three Months Ended March 31,
	2012	2011
Weighted-average common shares outstanding	49,013	45,868
Weighted-average dilutive common equivalent shares under the treasury stock method	3,668	4,394

Weighted-average common shares used in computing diluted net income per share	52,681	50,262

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income per share was 2,078,397 for the three months ended March 31, 2012. Such stock options, had they been dilutive, would have been included in the computation of diluted net income per share. In the first quarter of fiscal year 2011, the Company excluded 4,305,345 stock options from its calculation of weighted-average common shares used in computing dilutive net income per share. No restricted stock units were excluded from the diluted earnings per share computation for the three months ended March 31, 2012 or March 31, 2011 as they were all dilutive. The weighted average exercise price of excluded stock options was $6.23 and $5.91 for the quarters ended March 31, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present either a continuous statement of income and other comprehensive income or in two separate but consecutive statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it became effective for the Company beginning on January 1, 2012. The Company has elected to present total comprehensive income utilizing the two statement approach. We adopted the provisions of this guidance effective January 1, 2012, as reflected in the unaudited Condensed Statements of Comprehensive Income herein.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This accounting standard updated is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which means that it became effective for the Company beginning on January 1, 2012. The adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it is intended to simplify the assessment for goodwill impairment.

2. Investment in Actuate Japan

Noncontrolling (minority) Interest—As of March 31, 2012, Actuate owns 100% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The minority shareholder of Actuate Japan had a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company had the option to call the Non-controlling interest. In the fourth quarter of fiscal 2011, the minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its 12% equity interest in Actuate Japan. This minority shareholder exercised its right on December 28, 2011 resulting in a payment of approximately $594,000 for this interest. As a result of this payment, noncontrolling interest in Actuate Japan was reduced to zero at December 31, 2011. The difference between the adjustment to the noncontrolling interest and the fair value of the consideration paid totaling approximately $99,000 was reported as increase to additional paid in capital in the Company’s Consolidated Balance Sheet on December 31, 2011.

Prior to this exercise by the minority shareholder, the Company measured and disclosed the redeemable non-controlling interest in accordance with the accounting guidance for noncontrolling interests in subsidiaries as issued by the Financial Accounting Standards Board (“FASB”) at the calculated redemption value of the put option embedded in the non-controlling interest.

3. Fair Value Measurements of Financial Assets and Liabilities

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

The Company has assets that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2—Valuations based on inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets Measured at Fair Value on a Recurring Basis

The following table represents information about the Company’s investments measured at fair value (in thousands).

	Fair value of investments as of March 31, 2012
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$6,809	$6,809	$—	$—
Term deposits (1)	828	828	—	—
Commercial paper (2)	7,994	—	7,994	—
Corporate bonds (2)	18,165	—	18,165	—
Federal and municipal obligations (2)	2,500	—	2,500	—

	$36,296	$7,637	$28,659	$—

	Fair value of investments as of December 31, 2011
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$6,082	$6,082	$—	$—
Term deposits (1)	801	801	—	—
Commercial paper (3)	9,991	—	9,991	—
Corporate bonds (3)	18,286	—	18,286	—
Federal and municipal obligations (2)	2,998	—	2,998	—

	$38,158	$6,883	$31,275	$—

(1)	Included in cash and cash equivalents in the Company’s Consolidated Balance Sheet.
(2)	Included in short-term investments in the Company’s Consolidated Balances Sheet.
(3)	Of these amounts, approximately $2.6 million were included in cash and cash equivalents at December 31, 2011, and the remainder was included in short-term investments in the Company’s Consolidated Balance Sheet.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at March 31, 2012
Classified as cash and cash equivalents:
Cash	$31,368	$—	$—	$31,368
Term deposits	828	—	—	828
Money market funds	6,809	—	—	6,809

	39,005	—	—	39,005
Classified as short-term investments:
Commercial paper (4)	7,997	—	(3)	7,994
Corporate bonds (4)	18,144	24	(3)	18,165
Federal and municipal obligations (4)	2,500	—	—	2,500

	28,641	24	(6)	28,659

Total	$67,646	$24	$(6)	$67,664

(4)	Securities totaling approximately $12.8 million were in an unrealized loss position at March 31, 2012. None of these securities were in a continuous unrealized loss position for greater than 12 months.

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2011
Classified as cash and cash equivalents:
Cash	$29,270	$—	$—	$29,270
Term deposits	801	—	—	801
Money market funds	6,082	—	—	6,082
Commercial paper	2,000	—	—	2,000
Corporate bonds (5)	606	—	—	606

	38,759	—	—	38,759
Classified as short-term investments:
Commercial paper (5)	7,997	—	(6)	7,991
Corporate bonds (5)	17,705	2	(27)	17,680
Federal and municipal obligations (5)	3,000	—	(2)	2,998

	28,702	2	(35)	28,669

Total	$67,461	$2	$(35)	$67,428

(5)	Securities totaling approximately $27 million were in an unrealized loss position at December 31, 2011. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. At March 31, 2012, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

4. Restructuring Charges

During the first quarter of fiscal 2012, the Company incurred a restructuring charge of approximately $18,000 associated with an idle Xenos facility in Europe. Historically, restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. Restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

The following table summarizes the restructuring accrual activity during the three months ended March 31, 2012 (in thousands):

Facility Related
Balance at December 31, 2011	$204
Restructuring charges	18
Cash payments	(65)
Adjustments (1)	5

Balance at March 31, 2012	162
Less: current portion	(80)

Long-term balance at March 31, 2012	$82

(1)	Adjustments mainly reflect the impact of foreign currency translation.

5. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
North America	$24,277	$25,548
Europe, Middle East, and Africa	7,295	5,090
Asia Pacific and others	3,264	1,450

	$34,836	$32,088

As of March 31, 2012, we operated solely in one segment, which is the development, marketing and support of our enterprise reporting application platforms. There were no customers that accounted for more than 10% of total revenues in the three months ended March 31, 2012. There was one customer that accounted for more than 10% of total revenues in the three months ended March 31, 2011.

6. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with the authoritative guidance issued by the FASB on accounting and reporting for acquired goodwill and other intangible assets, the Company performs its annual impairment test of goodwill on October 1 of each year. The Company’s goodwill balance of $46.4 million was unchanged at March 31, 2012 when compared to the balance reported at the end of fiscal year 2011.

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$22,030	$(16,486)	$5,544	$22,030	$(16,199)	$5,831
Purchased technologies	15,659	(10,372)	5,287	15,659	(10,099)	5,560
Leases	47	(19)	28	47	(17)	30

	$37,736	$(26,877)	$10,859	$37,736	$(26,315)	$11,421

Amortization expense of purchased technology and other intangible assets was approximately $562,000 and $633,000 for the quarters ended March 31, 2012 and 2011, respectively. Of this total, approximately $273,000 and $274,000 was related to the amortization of purchased technology for the periods ended March 31, 2012 and 2011, respectively. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2012 (remainder of year)	$1,687
2013	2,250
2014	2,250
2015	2,244
2016 and thereafter	2,428

$10,859

7. Commitments and Contingencies

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

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill (“WFF”) and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this credit facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this credit facility to complete the acquisition of Xenos, which was completed on February 1, 2010. There are no minimum pay-down requirements under the terms of this credit facility so long as we remain in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million and were fully paid as of March 31, 2012. These costs were capitalized and are being amortized over four years in the Company’s Consolidated Financial Statements. Such assets are reflected as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement was originally for a period of four years and was originally scheduled to expire on November 3, 2012.

In May 2011 the Company paid down the outstanding balance on its revolving line of credit. The Company used $40 million in cash and short-term investments in order to pay down this outstanding debt.

On December 29, 2011, the Company amended and re-negotiated its credit facility with Wells Fargo Capital Finance, LLC (“WFCF”). The amended credit facility provided for the following:

•	An extension of the original agreement entered in November 2008. The termination date was extended from November 3, 2012 to November 3, 2015,

•	Replacement of a $125,000 commitment fee that was payable on November 3, 2011 with a closing fee of $100,000 that was paid on December 29, 2011.

•	A 50% reduction in the applicable margin on the outstanding credit balance from 3.5% to 1.75%.

•	A reduction in the unused line fee from 0.50% to 0.30% per year applied to the unutilized portion of the credit facility.

The remaining unamortized costs associated with the credit facility will be amortized from the date of amendment over four years. The amended Credit Agreement is for a period of four years and is scheduled to expire on November 3, 2015.

As of March 31, 2012, there was no balance owed on this credit facility and the balance available under the revolving credit facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of March 31, 2012, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company was in compliance with these covenants at March 31, 2012. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line on a monthly basis.

The following table represents costs related to the Company’s credit facility (in thousands):

	March 31, 2012	March 31, 2011
Interest expense	$—	$327
Amortization of debt issuance costs	17	72
Unused line fees	38	13

	$55	$412

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

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the

Company straight-lined its rent expense and recorded a deferred rent liability in its Consolidated Balance Sheet. At March 31, 2012, the deferred rent liability balance totaled approximately $143,000 and this balance declines through July 2012 as contractual cash payments exceed the straight-line lease expense. This deferred rent liability balance was classified under the current accrued liabilities section of the Company’s Consolidated Balance Sheet at March 31, 2012. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal 2007. Actuate also leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $846,000 in the first quarter of fiscal year 2012 compared with approximately $861,000 in first quarter of fiscal year 2011.

Actuate has pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Deposits in the accompanying Consolidated Balance Sheet as of March 31, 2012.

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

Stock Option Plans

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

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 27,009,727 as of March 31, 2012.

Plan Summary	Available for Grant	Outstanding	Total Authorized But Unissued
Amended and Restated 1998 Equity Incentive Plan	12,142,267	13,344,111	25,486,378
2001 Supplemental Stock Plan	695,880	173,945	869,825
Tidestone Technologies 1998 Incentive Stock Option Plan	—	3,524	3,524
1998 Non-Employee Director Option Plan	495,000	205,000	700,000

Total Stock Plans	13,333,147	13,726,580	27,059,727
RSUs granted inception to date	554,938	(537,374)	17,564
RSUs Shares released	—	—	(17,564)

Total Options Balance at March 31, 2012	13,888,085	13,189,206	27,059,727
Miscellaneous Stock Grant (1)	(50,000)	—	(50,000)

Total Stock Plans Balance at March 31, 2012	13,838,085	13,189,206	27,009,727

(1)	Board approved stock grant on Feb 17, 2011 to the beneficiary of a deceased senior executive in recognition of services performed

The weighted average grant date fair value of options granted during the quarter ended March 31, 2012 was $3.08 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended March 31, 2012 was $4.3 million.

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.78-$2.73	1,824,426	1.87 years	$2.07	1,823,039	$2.07
$2.90-$3.56	1,689,837	4.93 years	$3.40	1,416,408	$3.37
$3.58-$4.65	1,616,827	4.02 years	$3.92	1,460,250	$3.91
$4.66-$4.80	1,304,423	6.64 years	$4.80	747,118	$4.80
$4.84-$5.47	1,833,383	5.65 years	$5.16	1,494,931	$5.13
$5.48-$6.08	1,663,987	8.75 years	$5.53	433,890	$5.50
$6.10-$6.25	1,373,023	5.79 years	$6.11	1,310,356	$6.11
$6.27-$8.39	1,883,300	8.60 years	$6.43	357,000	$6.98

$0.78-$8.39	13,189,206	5.76 years	$4.65	9,042,992	$4.25

	March 31, 2012	March 31, 2011
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	12,953,750	17,024,725
Aggregate intrinsic value (in thousands)	$21,717	$23,012
Weighted average exercise price per share	$4.63	$4.04
Weighted average remaining contractual term (in years)	5.70	4.82
Options Exercisable
Options currently exercisable	9,042,992	12,604,724
Aggregate intrinsic value of currently exercisable options (in thousands)	$18,652	$21,007
Weighted average exercise price per share	$4.25	$3.72
Weighted average remaining contractual term (in years)	4.40	3.77

As of March 31, 2012, the number of shares reserved for future grants under all option plans was 13,283,147. The number of shares available for future purchase under the Purchase Plan was 2,166,300.

Summary of Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Beginning outstanding balance	384,687	182,500
Awarded	165,000	192,500
Released	(12,313)	(5,251)

Ending outstanding balance	537,374	369,749

The weighted average grant date fair value of restricted stock units granted during the quarter ended March 31, 2012 and 2011 were $6.30 and 5.48 per unit, respectively.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	537,374	1.78	$3,375
Restricted stock units vested and expected to vest (1)	508,800	1.73	$2,417
Restricted stock units vested and deferred	124,000	—	$779

(1)	Net of expected forfeitures

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Maintenance and support	$40,434	$39,478
Other	4,004	5,284

	$44,438	$44,762
Less: current portion	(42,947)	(43,045)

Long-term deferred revenue	$1,491	$1,717

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

9. Subsequent Events

On May 2, 2012, the Board of Directors approved an ongoing extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company is authorized to repurchase Actuate common stock up to an aggregate of $5 million in the second quarter of fiscal 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 9, 2012.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate’s expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate’s current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part II, Item 1A–Risk Factors of this Form 10-Q, Part I, Item 1A–Risk Factors in our Annual Report for the year ended December 31, 2011 and in other filings made by the Company with the Securities and Exchange Commission.

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

For the remainder of fiscal 2012, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in the fiscal year 2012, particularly among financial services companies in the United States and Western Europe. Second, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, Analytics, Performance Management, Print Stream/Document Transformation and Output Management software purchases among fewer suppliers. Finally, we expect to experience vigorous competition in the BI market. Several of our competitors have released products that are marketed to be directly competitive with our offerings. As one of the few independent BI vendors remaining, Actuate faces competition from large and well-established vendors including Microsoft, SAP, Oracle and IBM all of which have acquired BI competitors. The existence of these competitive products may require additional engineering, sales and marketing efforts to differentiate our products. We believe that competition in the BI and information applications market will be vigorous in the near future.

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

•

Selling to Line-of-Business Management—We are creating applications and software solutions to sell to line-of-business managers in the areas of performance management and customer self-service and statementing.

•

Selling to Global 9000 Corporations particularly to Financial Services Companies—We continue to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We believe that as conditions in Financial Services Sector improve, the industry will once again lead in the adoption of BI and information applications both inside and outside the firewall.

•	Building out and delivering on our roadmap of applying BIRT to additional data sources including hard to reach print stream data by investing in the development of BIRT based Xenos offerings.

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

	Three Months Ended March 31, (in thousands except per share data)
	2012	2011	$ Change	% Change
Financial summary
Total revenues	$34,836	$32,088	$2,748	9%

Total operating expenses	28,555	29,405	(850)	(3)%

Income from operations	6,281	2,683	3,598	134%
Operating margins	18%	8%	10%	125%

Net income	$3,877	$1,679	$2,198	131%

Diluted net income per share	$0.07	$0.03	$0.04	133%

Shares used in diluted per share calculation	52,681	50,262

Financial Performance Summary for the quarter ended March 31, 2012:

•	Increase in license revenues of 15% or approximately $1.7 million. This increase was primarily the result of improved license sales in Asia and Europe.

•	Increase in services revenues of 5% or $1 million due to higher maintenance and support revenues driven by international sales and higher professional services in North America.

•	Increase in operating margins driven by improvements in the overall revenues and operating cost efficiencies.

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

For further information about our significant accounting policies, see the discussion under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2011, as filed with the SEC on Form 10-K on March 9, 2012.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2012	2011
Revenues:
License fees	38%	36%
Services	62	64

Total revenues	100	100

Costs and expenses:
Cost of license fees	1	2
Cost of services	15	17
Sales and marketing	31	34
Research and development	17	20
General and administrative	17	17
Amortization of other purchased intangibles	1	1
Restructuring charges	—	1

Total costs and expenses	82	92

Income from operations	18	8
Interest income and other income /(expense), net	(1)	1
Interest expense	—	(1)

Income before income taxes	17	8
Provision for income taxes	6	3

Net income	11%	5%

Revenues

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2012	2011
Revenues
License fees	$13,392	$11,657	$1,735	15%
Services	21,444	20,431	1,013	5%

Total revenues	$34,836	$32,088	$2,748	9%

% of revenue
License fees	38%	36%
Services	62%	64%

Total revenues	100%	100%

Our revenues are derived from license fees and services. Our services revenues include software maintenance and support, professional consulting and training. Our total revenues increased 9% from $32.1 million for the quarter ended March 31, 2011 to $34.8 million for the quarter ended March 31, 2012. We experienced revenue growth in Asia of 125% or approximately $1.8 million and 43% or approximately $2.2 million in Europe. Partially offsetting these positive results was a 5% or approximately $1.3 million decrease in revenues in North America.

Our services revenue increased 5% or by approximately $1 million over the same quarter last year due largely to improved maintenance revenue in Europe and Asia. We also experienced improvements in our professional services revenues during the first quarter of 2012 due to increased professional services engagements in North America.

Sales outside of North America were $10.6 million or 30% of total revenues for the first quarter of fiscal 2012, compared to $6.5 million, or 20% of total revenues for the first quarter of fiscal 2011. As a result of fluctuations in foreign currency exchange rates, our total revenues were negatively impacted by approximately $160,000 during the first quarter of fiscal 2012.

License fees. The increase in license revenues for the first quarter of fiscal 2012 over the same period in the prior year was due to improved product demand in our international region. We completed two transactions in Asia which resulted in combined license revenues in excess of $1 million. Our license sales also increased in Europe by 113% or approximately $1.5 million during the first quarter of 2012 and included one transaction with license revenue in excess of $1 million. These positive trends from our international regions were partially offset by a 9% or approximately $860,000 decrease in license revenues in North America. This decrease in North America was mostly attributed to the fact that the North America region recorded a large license transaction in the first quarter of fiscal 2011. Foreign currency exchange attributed to international license revenues were minimal during the first quarters of fiscal 2012 and fiscal 2011. During the first quarter of fiscal 2012, we completed three license transactions greater than $1 million and closed transactions greater than $100,000 with 71 customers. During the same period last year we completed three license transactions greater than $1 million and closed transactions greater than $100,000 with 62 customers.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2012	2011
North America	$8,891	$9,747	$(856)	(9)%
Europe, Middle East, and Africa	2,780	1,304	1,476	113%
APAC	1,721	606	1,115	184%

Total license revenue	$13,392	$11,657	$1,735	15%

Percentage of total revenue	38%	36%

Services. Services revenue is comprised of maintenance and support, professional services, and training. The 5% overall increase in services revenues was driven primarily by increased bookings in Europe and Asia. In these regions, we secured large compliance transactions during the first quarter of 2012 that included back maintenance. These increases in our international regions were partially offset by a 5% decrease in maintenance revenues in North America. Our professional services revenues improved during the first quarter of 2012 as we experienced a 20% or approximately $250,000 increase in professional services revenues in North America, while professional services revenues in Europe and Asia remained unchanged compared to the first quarter of 2011.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2012	2011
North America	$15,386	$15,801	$(415)	(3)%
Europe, Middle East, and Africa	4,515	3,786	729	19%
APAC	1,543	844	699	83%

Total services revenue	$21,444	$20,431	$1,013	5%

Percentage of total revenue	62%	64%

By region, North America accounted for approximately 72% of the total services revenue in the first quarter of fiscal 2012 while Europe and Asia Pacific accounted for 21% and 7% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 77% of the total services revenue while the Europe and Asia Pacific regions accounted for 19% and 4% of the total services revenues, respectively. Foreign currency exchange losses attributed to international services revenues were approximately $116,000 during the first quarter of fiscal 2012 compared to approximately $86,000 of exchange gains reported during the same period in the prior year.

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2012	2011
Cost of license fees	$465	$481	$(16)	(3)%
% of license revenue	3%	4%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in cost of license fees in absolute dollars for the first quarter of fiscal 2012, compared to the corresponding period was not significant. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 3% and 5% of revenues from license fees for the remainder of fiscal 2012.

Cost of services

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2012	2011
Cost of services	$5,257	$5,431	$(174)	(3)%
% of services revenue	25%	27%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the first quarter of 2012, compared to the same period last year was driven by approximately $130,000 in lower third party consulting fees. These consulting fees were lower this year as a result of a significant customer migration project during the first quarter of 2011 which placed a higher demand on our professional services partners as we lacked sufficient internal Actuate resources to meet the customer dates. We also recorded lower compensation expense in the first quarter of 2012 due to the fact that last year our Board authorized acceleration of options and other benefits to the estate of our former senior executive who passed away in December of 2010. Currently we expect our cost of services expenses as a percentage of total services revenues to be in the range of 25% to 27% of total services revenues for the remainder of fiscal 2012.

Sales and marketing

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2012	2011
Sales and marketing	$10,874	$11,025	$(151)	(1)%
% of revenue	31%	34%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Our overall sales and marketing expense decreased in the first quarter of 2012 compared to the corresponding period in the prior year due to lower sales commission and one time termination costs. Our sales commissions and bonus decreased by approximately $470,000 in the first quarter of 2012 compared to the first quarter of 2011 due to several large license transactions that were booked in the first quarter of 2011 which consequently resulted in higher commissions. This decrease in commissions in the first quarter of 2012 compared to the same period last year was partially offset by increases in salaries and benefits due to additional headcount and marketing related charges totaling approximately $360,000. The increase in marketing related expenses was driven primarily by higher web marketing and public relations activity. We currently expect our sales and marketing expenses as a percentage of total revenues to be in the range of 32% to 34% of total revenues for the remainder of fiscal 2012 as we expect to add new sales headcount to supplement higher sales generating capacity.

Research and development

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2012	2011
Research and development	$5,805	$6,381	$(576)	(9)%
% of revenue	17%	20%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. Our overall research and development expense decreased compared to the corresponding period in the prior year due to approximately $390,000 in lower employee compensation costs. This decrease was mainly driven by a 15% reduction to our headcount from 182 at the end of the first quarter of 2011 to 155 at the end of the first quarter of 2012. We also incurred approximately $200,000 in lower stock-based compensation due to a decrease in the number of newly granted options to the employees of this department and an increase in the forfeiture rate which results in a reduction of stock-based compensation expense. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and we expect our research and development expenses as a percentage of total revenues to be in the range of 18% to 20% of total revenues for the remainder of fiscal 2012.

General and administrative

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2012	2011
General and administrative	$5,847	$5,434	$413	8%
% of revenue	17%	17%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses for the first quarter of fiscal 2012 was due primarily to legal fees related to contract compliance matters pursued during the quarter. We expect our general and administrative expenses as a percentage of total revenues to be in the range of 17% to 20% for the remainder of fiscal 2012.

Amortization of other purchased intangibles

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2012	2011
Amortization of other purchased intangibles	$289	$359	$(70)	(19)%
% of revenue	1%	1%

Amortization expense decreased during the first quarter of 2012 as compared to the same period in 2011 due to the impairment of in-process research and development (“IPR&D”) related to our acquisition of Xenos. This IPR&D was amortized prior to impairment which occurred in June 2011. We continue to amortize the intangible assets purchased through the acquisition of Xenos on a straight-line basis over their estimated useful lives of seven years. For the remainder of fiscal 2012, we expect amortization expense related to other purchased intangible assets to remain at the current levels.

Restructuring charges

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2012	2011
Restructuring	$18	$294	$(276)	(94)%
% of revenue	—%	1%

Our restructuring expense decreased significantly in the first quarter of 2012 compared to the same period last year due to the fact that during the first quarter of 2011 we implemented a restructuring of our Canadian subsidiary that resulted in approximately $169,000 in employee termination costs. In addition, during the first quarter of last year, we incurred approximately $125,000 in idle facilities related to our South San Francisco facility. By comparison, the restructuring charge incurred in the first quarter of 2012 relates to operating expenses associated with an idle Xenos facility in Europe.

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

Interest and other income, net

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2012	2011
Interest and other income	$77	$88	$(11)	(13)%
Foreign exchange gain/(loss)	(384)	192	(576)	(300)%

Total interest and other income (loss), net	$(307)	$280	$(587)	(210)%
Interest expense	(139)	(412)	273	(66)%

During the first quarter of 2012, we experienced currency exchange losses as a result of unfavorable revaluation of net monetary assets held by our Swiss subsidiary as the Swiss Franc strengthened against the Euro, the British Pound and the U.S. Dollar. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations. These losses were partially offset by lower interest expense as we fully paid-down the outstanding balance on our credit facility in early part of May 2011.

Provision for income taxes

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2012	2011
Provision for income taxes	$1,958	$872	$1,086	125%
Effective tax rate	34%	34%

The increase in the income tax provision for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 is mainly due to higher earnings for the quarter. During the three months ended March 31, 2012, the Company did not materially change its reserves for uncertain tax positions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company does not believe it is reasonably possible that its reserve for uncertain tax positions would materially change in the next 12 months.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility. The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during the first quarter 2012. This data should be read in conjunction with the Consolidated Statements of Cash Flows.

	As of March 31, 2012	As of March 31, 2011	Change $	Change %
(dollars in thousands)
Cash, cash equivalents and short-term investments	$67,664	$82,902	$(15,238)	(18)%
Working capital	$49,662	$58,393	$(8,731)	(15)%
Note payable	$—	$40,000	$(40,000)	(100)%
Stockholders’ equity and non-controlling interest	$122,863	$97,111	$25,752	27%

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of March 31, 2012, approximately $30.7 million of the total $67.7 million of cash, cash equivalents and short term investments was held by our foreign subsidiaries. Currently, the foreign cash is not available to fund the U.S. operations. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans or cash requirements do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash flows from operating activities: Net cash provided by operating activities was $1.7 million, resulting from net income of $3.9 million, adjusted for $0.8 million in non-cash charges and $3 million net change in operating assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, impairment of fixed assets, tax benefits related to stock benefit plans and other non-cash adjustments, and the change in valuation allowance on deferred income tax assets. Net change in operating assets and liabilities included a decrease in accrued compensation and other liabilities primarily associated with payments of year-end bonuses and commissions, payments of income and sales tax, payment of annual 401(k) Plan match for fiscal 2011, and payments of accrued audit and legal fees. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date decreased by 13 days from 85 days at March 31, 2011 to 72 days at March 31, 2012. This decrease in the DSO is primarily attributed to a higher receivable balance at the end of the first quarter of 2011 as we billed several large transactions close to the end of the quarter last year. We continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our overall maintenance revenues comprised 56% of our total revenues in the first quarter of fiscal 2012 and we believe that future proceeds from maintenance renewals will be one of primary sources of our operating cash flows. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash used in investing activities for the three months ended March 31, 2012 was approximately $2 million compared with cash provided of $0.5 million for the same period in fiscal 2011. The increase in cash used in the first quarter of this year was mainly due to leasehold improvements associated with our new headquarters facility located at the BayCenter Campus in San Mateo, California which will be available for occupancy in June 2012. The remaining change in cash used primarily relates to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities: Cash used in financing activities was $0.2 million for the three months ended March 31, 2012 compared to $1.1 million provided by financing activities during the same period in fiscal 2011. This decrease in cash flows was driven by $5 million of share buybacks, partially offset by increased proceeds from the exercise of employee stock options and related tax benefits during the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011.

We believe that our current cash balances, funds available under our credit facility, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may find it necessary to sell additional equity, or obtain additional credit facilities. The sale of additional equity could result in additional dilution to our current stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or complementary products or to obtain the right to use complementary technologies.

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

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill (“WFF”) and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this credit facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this credit facility to complete the acquisition of Xenos, which was completed on February 1, 2010. There are no minimum pay-down requirements under the terms of this credit facility so long as we remain in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million and were fully paid as of March 31, 2012. These costs were capitalized and are being amortized over four years in the Company’s Consolidated Financial Statements. Such assets are reflected as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement was originally for a period of four years and was scheduled to expire on November 3, 2012.

In May 2011 the Company paid down the outstanding balance on its revolving line of credit. The Company used $40 million in cash and short-term investments in order to pay down this outstanding debt.

On December 29, 2011, the Company amended and re-negotiated its credit facility with Wells Fargo Capital Finance, LLC (“WFCF”). The amended credit facility provided for the following:

•	An extension of the original agreement entered in November 2008. The termination date was extended from November 3, 2012 to November 3, 2015,

•	Replacement of a $125,000 commitment fee that was payable on November 3, 2011 with a closing fee of $100,000 that was paid on December 29, 2011.

•	A 50% reduction in the applicable margin on the outstanding credit balance from 3.5% to 1.75%.

•	A reduction in the unused line fee from 0.50% to 0.30% per year applied to the unutilized portion of the credit facility.

The remaining unamortized costs associated with the credit facility will be amortized from the date of amendment over four years. The amended Credit Agreement is for a period of four years and is scheduled to expire on November 3, 2015.

As of March 31, 2012, there was no balance owed on this credit facility and the balance available under the revolving credit facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of March 31, 2012, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company was in compliance with these covenants at March 31, 2012. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line on a monthly basis.

The following table represents costs related to the Company’s credit facility (in thousands):

	March 31, 2012	March 31, 2011
Interest expense	$—	$327
Amortization of debt issuance costs	17	72
Unused line fees	38	13

	$55	$412

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

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ends on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability in its Consolidated Balance Sheet. At March 31, 2012, the deferred rent liability balance totaled approximately $143,000 and this balance declines through July 2012 when contractual cash payments exceed the straight-line lease expense. This deferred rent liability balance was classified under the current accrued liabilities section of the Company’s Consolidated Balance Sheet at March 31, 2012. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal 2007. Actuate also leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $846,000 in the first quarter of fiscal year 2012 compared with approximately $861,000 in first quarter of fiscal year 2011.

Actuate has pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Deposits in the accompanying Consolidated Balance Sheet as of March 31, 2012.

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

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$30,446	$3,315	$6,793	$5,539	$14,799
Interest and loan obligations (2)	547	153	304	90	—
Obligations for uncertain tax positions (3)	1,668	—	1,668	—	—

Total	$32,661	$3,468	$8,765	$5,629	$14,799

(1)	Our future contractual obligations include minimum lease payments under operating leases at March 31, 2012.
(2)	Includes estimated interest and commitment fees related to the revolving line of Credit Agreement with WFCF.
(3)	Represents the tax liability associated with uncertain tax positions. See discussion on obligations for uncertain tax positions in Note 12 of our Notes to the Consolidated Financial Statements of our Form 10-K for fiscal year 2011 filed with the SEC on March 9, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first three months of fiscal years 2012 and 2011 we derived 30% and 20% of our total revenues from sales outside of North America, respectively. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized losses due to foreign exchange rate fluctuations was approximately $384,000 during the first three months of fiscal 2012 compared to gains of approximately $192,000 for the first three months of fiscal 2011. During the first quarter of fiscal 2012, exchange rate fluctuations on foreign revenue transactions negatively impacted our total revenues by approximately $160,000 when compared to the same period in the prior year while expenses were positively impacted by approximately $60,000.

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

•

We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or (losses) before income taxes. These hypothetical results are summarized in the table below as of March 31, 2012:

Annual change in currency exchange (in thousands)
-15%	-10%	-5%	+5%	+10%	+15%
$(5,315)	$(3,543)	$(1,772)	$1,772	$3,543	$5,315

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. No single customer has accounted for more than 10% of total sales in the first quarter of fiscal 2012. There was one customer that accounted for more than 10% of total sales in the first quarter of fiscal 2011.

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

European Debt Exposures. We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Greece, Ireland, Portugal, Italy and Spain. As of March 31, 2012, we do not have any direct or indirect investments in the sovereign debt, corporations, or financial institutions of these countries.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2012 (the Evaluation Date), Actuate Corporation carried out an evaluation under the supervision and with the participation of Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Actuate’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, (1) Actuate’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Actuate’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Actuate files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in Actuate’ internal control over financial reporting during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, Actuate’ internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is engaged in certain legal actions arising in the ordinary course of business, including international employment litigation arising out of restructuring activities. Although there can be no assurance as to the outcome of such litigation, the Company believes that it has adequate legal defenses and that the ultimate outcome of any of these actions will not have a material effect on the Company’s financial position or results of operations. However, expenses associated with certain of these legal actions could result in increased operating expenses that may adversely impact the Company’s future operating results and cashflows.

Item 1A.	Risk Factors

Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing Actuate. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks, or the additional risks described in the preceding sentence, actually occurs, our business, operating results or financial condition could be materially harmed. In such case, the trading price of our common stock could decline and you may lose all or part of your investment. Investors should also refer to the other information set forth in this Report on Form 10-K, including the financial statements and the notes thereto.

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

•

Customers’ desire to consolidate their purchases of Rich Information Applications, Performance Management, Business Intelligence or Enterprise Output Management software to one or a very small number of vendors from which a customer has already purchased software;

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

•

Difficulties in retaining key relationships with customers, partners and suppliers of the acquired company, the loss of recurring revenue from multiple subsidiaries of one large multi-national organization or the ability to sell and support certain third party software.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that the Company’s current or future products infringe their intellectual property rights. The Company has been subject to infringement claims in the past and it expects that companies in the Business Intelligence, Rich Information Applications, Enterprise Output Management or Performance Management software market will increasingly be subject to infringement claims as the number of products and/or competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in significant litigation and other expenses, divert management’s attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of product infringement against the Company and its failure or inability to license the infringed or similar technology could materially harm the Company’s business, operating results and financial condition.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 30%, 20% and 23% for the first quarter of fiscal years 2012, 2011 and 2010, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2012. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 45%, 28%, and 31% of total revenues from license fees for the first quarter of fiscal years 2012, 2011 and 2009, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. Xenos Group’s business in the United Kingdom relies on the sale and support of third party software as a significant component of its business. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

•

Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell Rich Information Applications, Enterprise Output Management and Performance Management as separate products or include similar functionality with their applications or databases;

•

Competition from other software vendors and software development tool vendors including providers of open-source software products that may develop scalable Business Intelligence, Performance Management, Enterprise Output Management and Rich Information Applications products;

•

Competition from the IT departments of current or potential customers that may develop scalable Business Intelligence, Performance Management, Enterprise Output Management and Rich Information Applications products internally, which may be cheaper and more customized than the Company’s products; and

•

Competition from Eclipse BIRT. The Company expects that Eclipse BIRT, which is free, may in the short term cannibalize some smaller sales of its Business Intelligence and Rich Information Applications products.

Many of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources than it does. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing Business Intelligence, Performance Management, Enterprise Output Management and Rich Information Applications software products or significantly increase the functionality of their existing software products, either of which could result in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter the Business Intelligence, Performance Management, Enterprise Output Management and Rich Information Applications software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm the Company’s business, operating results and financial condition.

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

IF THE MARKET FOR BUSINESS INTELLIGENCE, RICH INFORMATION APPLICATIONS, ENTERPRISE OUTPUT MANAGEMENT AND PERFORMANCE MANAGEMENT SOFTWARE DOES NOT GROW AS THE COMPANY EXPECTS, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company cannot be certain that the market for Business Intelligence and Rich Information Applications, Enterprise Output Management and Performance Management software products will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for Business Intelligence, Rich Information Applications, Enterprise Output Management and Performance Management software products declines, fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its Business Intelligence, Rich Information Applications, Enterprise Output Management and Performance Management related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about Business Intelligence, Rich Information Applications, Enterprise Output Management and Performance Management software and products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be materially harmed.

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

As a result of the complexities inherent in Business Intelligence, Rich Information Applications, Enterprise Output Management and Performance Management software, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company’s products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm the Company’s business, operating results and financial condition. If the Company fails to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, the Company’s business, operating results and financial condition would be harmed.

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

THE COMPANY’S INTERNATIONAL OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS.

A substantial portion of the Company’s revenues are derived from international sales. International operations and sales are subject to a number of risks, any of which could harm the Company’s business, operating results and financial conditions. These risks include the following:

•	Economic and political volitility and instability, including world-wide or regional recessions, war and terrorism or the threat of war and terrorism;

•	Difficulty of managing an organization spread across many countries;

•	Multiple and conflicting tax laws and regulations;

•	Costs of localizing products for foreign countries;

•	Difficulty in hiring employees and difficulties and high costs associated with terminating employees and restructuring operations in foreign countries;

•	Trade laws and business practices favoring local competition;

•	Dependence on local vendors;

•	Increasing dependence on resellers in certain geographies;

•	Compliance with multiple, conflicting and changing government laws and regulations;

•	Weaker intellectual property protection in foreign countries and potential loss of proprietary information due to piracy or misappropriation;

•	Longer sales cycles;

•	Import and export restrictions and tariffs;

•	Difficulties in staffing and managing foreign operations;

•	The significant presence of some of our competitors in certain international markets;

•	Greater difficulty or delay in accounts receivable collection; and

•	Foreign currency exchange rate fluctuations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended March 31, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
January 1, 2012 through January 31, 2012	—	$—	—	—
Month #2
February 1, 2012 through February 29, 2012	784,883	$6.37	784,883	—
Month #3
March 1, 2012 through March 31, 2012	—	$—	—	—

Total	784,883	$6.37	784,883	—

(1)	The Company’s stock repurchase program was originally announced in September 2001 and has been extended from time to time by Actuate’s Board of Directors.

On February 6, 2012, the Board of Directors approved an ongoing extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company was authorized to repurchase Actuate common stock up to an aggregate of $5 million in the first quarter of fiscal 2012.

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101	The following materials from the Quarterly Report on Form 10-Q of Actuate Corporation for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Comprehensive Income, and (v) Notes to Consolidated Financial Statements*.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation (Registrant)

Dated: May 4, 2012	By:	/S/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)