Form 10-Q
period 2012-06-30
ACTUATE CORP
filed 2012-08-06
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 0-24607

Actuate Corporation

(Exact name of Registrant as specified in its charter)

Delaware	94-3193197
(State of incorporation)	(I.R.S. Employer Identification No.)

951 Mariners Island Boulevard,

San Mateo, California 94404

(650) 645-3000

(including area code, of Registrant’s principal executive offices)

Former name, former address and former fiscal year, if changed since last report:

2207 Bridgepointe Parkway, Suite 500

San Mateo, California 94404

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of July 31, 2012
Common Stock, par value $.001 per share	49,277,808

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$40,819	$38,759
Short-term investments	40,114	28,669
Accounts receivable, net of allowances of $441 and $720 at June 30, 2012 and December 31, 2011, respectively	16,771	26,844
Other current assets	9,094	7,131

Total current assets	106,798	101,403
Property and equipment, net	6,968	1,927
Goodwill	46,424	46,424
Purchased intangibles, net	10,296	11,421
Non-current deferred tax assets, net	14,927	14,876
Other assets	739	853

	$186,152	$176,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,887	$1,521
Current portion of restructuring liabilities	105	98
Accrued compensation	5,056	5,992
Other accrued liabilities	5,504	5,872
Deferred revenue	40,341	43,045

Total current liabilities	52,893	56,528

Long-term liabilities:
Other liabilities	2,575	20
Long-term deferred revenue	1,027	1,717
Long-term income taxes payable	1,670	1,670
Restructuring liabilities, net of current portion	53	106

Total long-term liabilities	5,325	3,513

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 87,313,639 and 85,270,644 shares, respectively; outstanding 49,052,593 and 48,518,460 shares, respectively	49	48
Additional paid-in capital	226,477	214,770
Treasury stock, at cost; 38,261,046 and 36,752,184 shares, respectively	(157,324)	(147,331)
Accumulated other comprehensive income	1,337	1,419
Retained earnings	57,395	47,957

Total stockholders’ equity	127,934	116,863

	$186,152	$176,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
License fees	$15,693	$12,442	$29,085	$24,099
Services	20,535	21,296	41,979	41,727

Total revenues	36,228	33,738	71,064	65,826

Costs and expenses:
Cost of license fees	492	461	957	942
Cost of services	4,823	5,224	10,080	10,655
Sales and marketing	12,870	10,371	23,744	21,396
Research and development	5,803	6,269	11,608	12,650
General and administrative	5,711	5,304	11,558	10,738
Amortization of other purchased intangibles	289	359	578	718
Asset impairment	—	1,681	—	1,681
Restructuring charges	15	437	33	731

Total costs and expenses	30,003	30,106	58,558	59,511

Income from operations	6,225	3,632	12,506	6,315
Interest income and other income/(expense), net	896	(2,102)	589	(1,822)
Interest expense	(61)	(233)	(200)	(645)

Income before income taxes	7,060	1,297	12,895	3,848
Provision for income taxes	1,499	716	3,457	1,588

Net income	$5,561	$581	$9,438	$2,260

Basic net income per share	$0.11	$0.01	$0.19	$0.05

Shares used in basic per share calculation	49,218	46,656	49,124	46,264

Diluted net income per share	$0.11	$0.01	$0.18	$0.04

Shares used in diluted per share calculation	52,949	51,049	52,838	50,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$5,561	$581	$9,438	$2,260

Other comprehensive income, before tax:
Foreign currency translation	$(889)	$1,539	$(96)	$2,014
Net unrealized gain/(loss) on securities	$(38)	$(13)	$14	$(11)

Other comprehensive income/(loss), before tax	$(927)	$1,526	$(82)	$2,003
Tax provision (benefit) related to other comprehensive income	$(197)	$842	$(22)	$827

Other comprehensive income/(loss), net of tax	$(730)	$684	$(60)	$1,176

Comprehensive income	$4,831	$1,265	$9,378	$3,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$9,438	$2,260
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	3,228	2,795
Excess tax benefit from exercise of stock options	(2,067)	(463)
Amortization of other purchased intangibles	1,125	1,265
Amortization of debt issuance cost	34	144
Depreciation	909	1,050
Change in valuation allowance on deferred tax assets	(191)	89
Impairment of intangible assets	89	1,681
Accretion/amortization on short-term debt securities	105	(408)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net of allowance	10,073	3,948
Other current assets	(3,136)	(213)
Accounts payable	192	87
Accrued compensation	(936)	(863)
Other accrued liabilities	(78)	406
Deferred tax assets, net of liabilities	143	111
Income taxes receivable	(1,334)	(776)
Income taxes payable	1,855	(1,877)
Other deferred liabilities	2,555	(208)
Restructuring liabilities	(46)	(977)
Deferred revenue	(3,394)	(234)

Net cash provided by operating activities	18,564	7,817

Investing activities
Purchases of property and equipment	(3,253)	(341)
Proceeds from sale and maturity of investments	14,855	57,365
Purchases of short-term investments	(26,391)	(20,057)
Proceeds from security deposits and other	5	92

Net cash provided by (used in) investing activities	(14,784)	37,059

Financing activities
Repayment of long term debt	(33)	(40,000)
Excess tax benefit from exercise of stock options	2,067	463
Proceeds from issuance of common stock	6,337	5,158
Stock repurchases	(9,995)	—

Net cash used in financing activities	(1,624)	(34,379)
Effect of exchange rates on cash and cash equivalents	(96)	2,014

Net increase in cash and cash equivalents	2,060	12,511
Cash and cash equivalents at the beginning of the period	38,759	33,269

Cash and cash equivalents at the end of the period	$40,819	$45,780

Supplemental cash flow disclosures:
Cash paid for interest	$172	$495
Cash paid for income taxes	$2,938	$3,785
Non-cash Investing activities:
Leasehold incentives subsidized by the landlord	$2,613	$—

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

As of the date of filing this 10-Q, Actuate’s principal executive offices are located at the BayCenter Campus in San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.org and www.birt-exchange.com.

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

Actuate has not established vendor-specific objective evidence of fair value for its licenses. Therefore, the Company recognizes revenues from software arrangements with multiple elements involving software licenses under the residual method, which means the fair value of the undelivered elements is deferred while the remaining value of the arrangement is allocated to the delivered elements. If an agreement includes a bundled fee comprised of license and services, then the company separates this bundled fee into its individual revenue components based on the vendor-specific objective evidence (VSOE) of fair value of the services, with the remainder being allocated to license revenue. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

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

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit reflected in the Condensed Consolidated Statements of Income in connection with stock options, restricted stock units and the Employee Stock Purchase Plan (“ESPP”) for three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Stock options	$1,313	$1,214	$2,504	$2,620
Restricted stock units	282	229	524	414
Performance stock units (“MSUs”)	124	—	124	—
ESPP	119	264	242	488

Total share-based compensation	$1,838	$1,707	$3,394	$3,522

Income tax benefit	$598	$500	$1,094	$1,038

Included in the total share-based compensation for the three and six months ending June 30, 2012 are approximately $69,000 and $166,000 of stock based compensation classified as liability based awards.

In May 2012, market-performance based restricted stock units (“MSUs”) were granted to the Chief Executive Officer and Chief Financial Officer of the Company. Each MSU represents the right to one share of Actuate’s common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of Actuate’s stock price relative to the performance of the S&P Small Cap 600 Index over a two-year vesting period, up to 200% of the MSUs initially granted. After the initial performance period, 50% of the earned award vests immediately and the remaining 50% is subject to an additional one year service period. We valued the MSUs using the Monte Carlo simulation model and amortize the compensation expense over the three year performance and service period.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the six months ended June 30, 2012 and 2011 are as follows:

	Options		ESPP
	Six Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Volatility	54.05 –54.17%	53.88 –54.28%	44.17%	42.34%
Expected term (years)	5.60 – 5.63	5.62 – 5.69	1.25	1.25
Risk free interest rate	0.69 –1.01%	1.76 –2.21%	0.13%	0.27%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	4%	2%	N/A	N/A

Beginning January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over four years with annual cliff vesting and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 1:1 for each restricted stock unit granted, and an equivalent of 1 share will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of June 30, 2012, a total of 873,750 RSUs were issued and granted to the Company’s senior management and non-employee Board of Directors.

In February 2011, the Board of Directors approved the acceleration of 333,333 stock options that had been previously granted to a senior executive who had passed away in December 2010. In addition, the exercise terms for these accelerated options along with 129,167 of vested options were extended from one to two years. As such, the full fair value of these options was measured as of the modification date and fully expensed at that time. Since there was no longer a performance obligation at the date of modification associated with these options, an alternate classification and accounting under GAAP was required. As a result, these accelerated options were to be measured and classified as liability rather than equity. Accordingly, at the end of each quarter, we calculate the revised fair value of these options and recognize any corresponding gain or loss to income. We will continue this accounting treatment until these options are fully exercised. In the quarter ending June 30, 2012, 100,000 options were exercised resulting in approximately $290,000 in accrued liabilities reduction. Of these share-based awards, approximately $69,000 was charged to compensation expense in the second quarter of fiscal year 2012 and approximately $559,000 classified as other accrued liabilities on the Company’s Consolidated Balance Sheet on June 30, 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average common shares outstanding	49,218	46,656	49,124	46,264
Weighted-average dilutive common equivalent shares under the treasury stock method	3,731	4,393	3,714	4,384

Weighted-average common shares used in computing diluted net income per share	52,949	51,049	52,838	50,648

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 2,273,417 and 2,241,866 in the three and six months ended June 30, 2012, respectively. The weighted-average number of restricted stock unit shares excluded from the calculation of diluted net income was 122,716 and 61,358 in the three and six months ended June 30, 2012, respectively. The weighted-average number of shares excluded from the calculation of diluted net income was 4,276,729 and 4,269,166 in the three and six months ended June 30, 2011, respectively. No restricted stock units were excluded from the diluted earnings per share computation as they were all dilutive for the three and six months ended June 30, 2011. Such stock options, had they been dilutive, would have been included in the computation of diluted net income per share.

The weighted average exercise price of excluded stock options was $6.34 and $6.26 for the three and six months ended June 30, 2012, respectively. The weighted average exercise price of excluded stock options was $5.85 and $5.89 for the three and six months ended June 30, 2011, respectively.

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

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted revised guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. The Company adopted this guidance during the first quarter of 2012 and elected to disclose OCI using a two statement approach for all periods presented.

2. Investment in Actuate Japan

Noncontrolling (minority) Interest—As of June 30, 2012, Actuate owns 100% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The minority shareholder of Actuate Japan had a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company had the option to call the Non-controlling interest. In the fourth quarter of fiscal 2011, the minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its 12% equity interest in Actuate Japan. This minority shareholder exercised its right on December 28, 2011 resulting in a payment of approximately $594,000 for this interest. As a result of this payment, noncontrolling interest in Actuate Japan was reduced to zero at December 31, 2011. The difference between the adjustment to the noncontrolling interest and the fair value of the consideration paid totaling approximately $99,000 was reported as increase to additional paid in capital in the Company’s Consolidated Balance Sheet on December 31, 2011.

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

The Company has assets that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2—Valuations based on inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets Measured at Fair Value on a Recurring Basis

The following table represents information about the Company’s investments measured at fair value (in thousands).

	Fair value of investments as of June 30, 2012
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$5,257	$5,257	$—	$—
Term deposits (1)	4,685	4,685	—	—
Commercial paper (3)	14,080	—	14,080	—
Corporate bonds (2)	27,034	—	27,034	—
Federal and municipal obligations (2)	2,000	—	2,000	—

	$53,056	$9,942	$43,114	$—

	Fair value of investments as of December 31, 2011
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$6,082	$6,082	$—	$—
Term deposits (1)	801	801	—	—
Commercial paper (3)	9,991	—	9,991	—
Corporate bonds (3)	18,286	—	18,286	—
Federal and municipal obligations (2)	2,998	—	2,998	—

	$38,158	$6,883	$31,275	$—

(1)	Included in cash and cash equivalents in the Company’s Consolidated Balance Sheet.
(2)	Included in short-term investments in the Company’s Consolidated Balances Sheet.
(3)	Of these amounts, approximately $3 million and $2.6 million were included in cash and cash equivalents at June 30, 2012 and December 31, 2011, respectively, and the remainder was included in short-term investments in the Company’s Consolidated Balance Sheet.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at June 30, 2012
Classified as cash and cash equivalents:
Cash	$27,877	$—	$—	$27,877
Term deposits	4,685	—	—	4,685
Money market funds	5,257	—	—	5,257
Commercial paper	3,000	—	—	3,000

	40,819	—	—	40,819
Classified as short-term investments:
Commercial paper (4)	11,091	—	(11)	11,080
Corporate bonds (4)	27,043	13	(22)	27,034
Federal and municipal obligations (4)	2,000	—	—	2,000

	40,134	13	(33)	40,114

Total	$80,953	$13	$(33)	$80,933

(4)	Securities totaling approximately $30 million were in an unrealized loss position at June 30, 2012. None of these securities were in a continuous unrealized loss position for greater than 12 months.

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2011
Classified as cash and cash equivalents:
Cash	$29,270	$—	$—	$29,270
Term deposits	801	—	—	801
Money market funds	6,082	—	—	6,082
Commercial paper	2,000	—	—	2,000
Corporate bonds (5)	606	—	—	606

	38,759	—	—	38,759
Classified as short-term investments:
Commercial paper (5)	7,997	—	(6)	7,991
Corporate bonds (5)	17,705	2	(27)	17,680
Federal and municipal obligations (5)	3,000	—	(2)	2,998

	28,702	2	(35)	28,669

Total	$67,461	$2	$(35)	$67,428

(5)	Securities totaling approximately $27 million were in an unrealized loss position at December 31, 2011. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Our cash equivalent and short-term investment portfolio as of June 30, 2012, consists of investment grade U.S. Government Agency securities, taxable money market mutual funds and taxable commercial paper and corporate notes. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of June 30, 2012, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During fiscal years 2012 and 2011 we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. At June 30, 2012, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

4. Restructuring Charges

During the first half of fiscal 2012, the Company incurred a restructuring charge of approximately $33,000 associated with an idle Xenos facility in Europe. The lease agreement on this idle facility will expire in December 2013. Historically, restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. Restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

The following table summarizes the restructuring accrual activity during the six months ended June 30, 2012 (in thousands):

Facility Related
Balance at December 31, 2011	$204
Restructuring charges	33
Cash payments	(79)

Balance at June 30, 2012	158
Less: current portion	(105)

Long-term balance at June 30, 2012	$53

5. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
North America	$27,870	$25,810	$52,147	$51,358
Europe, Middle East, and Africa	6,723	5,710	14,018	10,800
Asia Pacific and others	1,635	2,218	4,899	3,668

	$36,228	$33,738	$71,064	$65,826

As of June 30, 2012, we operated solely in one segment, which is the development, marketing and support of our enterprise reporting application platforms. There were no customers that accounted for more than 10% of total revenues in the twelve months ended June 30, 2012 or 2011.

6. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with the authoritative guidance issued by the FASB on accounting and reporting for acquired goodwill and other intangible assets, the Company performs its annual impairment test of goodwill on October 1 of each year. The Company’s goodwill balance of $46.4 million was unchanged at June 30, 2012 when compared to the balance reported at the end of fiscal year 2011.

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$22,030	$(16,773)	$5,257	$22,030	$(16,199)	$5,831
Purchased technologies	15,659	(10,646)	5,013	15,659	(10,099)	5,560
Leases	47	(21)	26	47	(17)	30

	$37,736	$(27,440)	$10,296	$37,736	$(26,315)	$11,421

Amortization expense of purchased technology and other intangible assets was approximately $563,000 and $632,000 for the quarters ended June 30, 2012 and 2011, respectively. Of this total, approximately $274,000 and $273,000 was related to the amortization of purchased technology for the quarters ended June 30, 2012 and 2011, respectively. Purchased identifiable intangible assets are amortized on a straight-line basis over their useful lives. The estimated useful economic lives of the acquired customer lists and purchased technologies are seven years. The estimated economic useful life of favorable leases is five years. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of income. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2012 (remainder of year)	$1,125
2013	2,250
2014	2,250
2015	2,244
2016 and thereafter	2,427

$10,296

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

One employee of the Company’s French subsidiary was terminated in June of 2011. That employee made a claim against the Company for approximately $275,000, which was discussed at a meeting convocation with the French authorities on August 23, 2011. A hearing date was set for April 4, 2012 but has now been postponed to January 13, 2013. At this point in time it is unclear whether the basis of the claim is valid or whether a payout is probable or estimable. Therefore, we have not reflected an accrual for this item on our Consolidated Balance Sheet. However, if and when a payout for this claim becomes probable and estimable we will record the corresponding expense.

In July of 2011, we received a resignation notice from another French employee. This employee made a claim against the Company for approximately $642,000, which was discussed at a meeting convocation with the French authorities on December 21, 2011. The next meeting is scheduled for August 2012. At this point in time it is unclear whether the basis of the claim is valid or whether a payout is probable or estimable. Therefore, we have not reflected an accrual for this item on our Consolidated Balance Sheet. However, if and when a payout for this claim becomes probable and estimable we will record the corresponding expense.

The operating lease underlying the Company’s headquarters facility expired in July of 2012. Therefore, the Company secured a nearby alternative location and signed a lease before the end of fiscal 2011 on that new facility. Under the terms of its previous headquarters facility lease, if the Company’s landlord formally requests it, the Company would be required to restore the facility to its original condition before it turns it back over to the landlord. As of the date of this filing the Company has not been notified by the landlord of their desire to do so. In June 2012, the landlord formally requested that we restore some of the facility to its original condition and requested that we pay approximately $185,000 in restoration charges. These restoration charges were fully expensed in the second quarter of 2012.

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill (“WFF”) and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this credit facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this credit facility to complete the acquisition of Xenos, which was completed on February 1, 2010. There are no minimum pay-down requirements under the terms of this credit facility so long as we remain in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million and were fully paid as of June 30, 2012. These costs were capitalized and are being amortized over four years in the Company’s Consolidated Financial Statements. Such assets are reflected as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement was originally for a period of four years and was originally scheduled to expire on November 3, 2012.

In May 2011 the Company paid down the outstanding balance on its revolving line of credit. The Company used $40 million in cash and short-term investments in order to pay down this outstanding debt.

On December 29, 2011, the Company amended and re-negotiated its credit facility with Wells Fargo Capital Finance, LLC (“WFCF”). The amended credit facility provided for the following:

•	An extension of the original agreement entered in November 2008. The termination date was extended from November 3, 2012 to November 3, 2015,

•	Replacement of a $125,000 commitment fee that was payable on November 3, 2011 with a closing fee of $100,000 that was paid on December 29, 2011.

•	A 50% reduction in the applicable internal rate on the outstanding credit balance from 3.5% to 1.75%.

•	A reduction in the unused line fee from 0.50% to 0.30% per year applied to the unutilized portion of the credit facility.

The remaining unamortized costs associated with the credit facility will be amortized from the date of amendment over four years. The amended Credit Agreement is for a period of four years and is scheduled to expire on November 3, 2015.

As of June 30, 2012, there was no balance owed on this credit facility and the balance available under the revolving credit facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of June 30, 2012, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line on a monthly basis.

The following table represents costs related to the Company’s credit facility (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense	$—	$115	$—	$441
Amortization of debt issuance costs	17	72	34	144
Unused line fees	38	45	76	58

	$55	$232	$110	$643

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

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ended on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability in its Consolidated Balance Sheet. At June 30, 2012, the deferred rent liability balance totaled approximately $36,000 and this balance declines through July 2012 as contractual cash payments exceed the straight-line lease expense. This deferred rent liability balance was classified under the current accrued liabilities section of the Company’s Consolidated Balance Sheet at June 30, 2012. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal 2007.

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $1 million in the second quarter of fiscal year 2012 compared with approximately $862,000 in second quarter of fiscal year 2011.

Actuate has pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Deposits in the accompanying Consolidated Balance Sheet as of June 30, 2012.

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At June 30, 2012, the deferred rent liability balance related to the new lease totaled approximately $2.8 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Approximately $2.5 million of this deferred rent liability balance was classified under the long term accrued liabilities section of the Company’s Consolidated Balance Sheet at June 30, 2012. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and is now using the BayCenter Campus as its corporate headquarters.

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

The Board of Directors may authorize the issuance of performance stock units (“PSUs”) from the Company’s 1998 Equity Incentive Plan. PSUs are awards that vest either through a “performance condition” or “market condition”. In May 2012 the Board granted PSUs with a market condition (“MSUs”) to the Chief Executive Officer and Chief Financial Officer. Each MSU represents the right to one share of Actuate’s common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of Actuate’s stock price relative to the performance of the S&P Small Cap 600 Index over a two-year vesting period, up to 200% of the MSUs initially granted. After the initial performance period, 50% of the earned award vests immediately and the remaining 50% is subject to an additional one year service period. MSUs are valued using the Monte Carlo simulation model and the compensation expense is amortized over the three year performance and service period.

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

All options, excluding RSUs and MSUs, are subject to the same vesting schedule (twenty-five percent of the option shares will vest on the one year anniversary of the option grant date and the remaining option shares will vest in thirty-six equal monthly installments over the thirty-six month period measured from the first anniversary of the option grant date, provided the optionee continues to provide services to the Corporation through each applicable vesting date) and all have ten year terms.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 26,240,840 as of June 30, 2012.

Plan Summary	Available for Grant	Outstanding	Total Authorized But Unissued
Amended and Restated 1998 Equity Incentive Plan	11,760,464	13,018,571	24,779,035
2001 Supplemental Stock Plan	695,880	145,044	840,924
Tidestone Technologies 1998 Incentive Stock Option Plan	—	881	881
1998 Non-Employee Director Option Plan	495,000	175,000	670,000

Total Stock Plans	12,951,344	13,339,496	26,290,840
RSUs granted inception to date	829,938	(812,374)	17,564
RSUs Shares released	—	—	(17,564)

Total Options Balance at June 30, 2012	13,781,282	12,527,122	26,290,840
Miscellaneous Stock Grant (1)	(50,000)	—	(50,000)

Total Stock Plans Balance at June 30, 2012	13,731,282	12,527,122	26,240,840

(1)	Board approved stock grant on February 17, 2011 to the beneficiary of a deceased senior executive in recognition of services performed

The weighted average grant date fair value of options granted during the quarter ended June 30, 2012 was $3.26 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended June 30, 2012 was $2.1 million.

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.78-$2.73	1,644,764	1.66 years	$2.11	1,643,914	$2.11
$2.90-$3.56	1,538,019	4.93 years	$3.39	1,345,384	$3.37
$3.58-$4.44	1,422,277	3.45 years	$3.83	1,308,381	$3.82
$4.45-$4.80	1,436,043	6.39 years	$4.78	956,201	$4.77
$4.84-$5.47	1,539,438	5.65 years	$5.17	1,335,048	$5.16
$5.48-$5.78	1,547,912	8.60 years	$5.51	503,313	$5.49
$5.79-$6.29	1,499,169	6.18 years	$6.12	1,243,775	$6.11
$6.30-$8.39	1,899,500	8.39 years	$6.47	351,600	$6.99

$0.78-$8.39	12,527,122	5.71 years	$4.71	8,687,616	$4.29

	June 30, 2012	June 30, 2011
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	12,322,491	15,468,832
Aggregate intrinsic value (in thousands)	$27,690	$29,530
Weighted average exercise price per share	$4.69	$4.00
Weighted average remaining contractual term (in years)	5.66	5.06

Options Exercisable
Options currently exercisable	8,687,616	11,650,288
Aggregate intrinsic value of currently exercisable options (in thousands)	$22,988	$26,091
Weighted average exercise price per share	$4.29	$3.68
Weighted average remaining contractual term (in years)	4.41	3.94

As of June 30, 2012, the number of shares reserved for future grants under all option plans was 12,901,344. The number of shares available for future purchase under the Purchase Plan was 2,166,300.

Summary of Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Beginning outstanding balance	384,687	182,500
Awarded	205,000	232,500
Released	(12,313)	(5,251)
Forfeited	—	(25,062)

Ending outstanding balance	577,374	384,687

The weighted average grant date fair value of restricted stock units granted during the quarter ended June 30, 2012 and 2011 were $6.80 and $5.47 per unit, respectively.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	577,374	1.63	$4,001
Restricted stock units vested and expected to vest (1)	551,119	1.59	$2,683
Restricted stock units vested and deferred	164,000	—	$1,137

Summary of Market-Performance Based Restricted Stock Units (“MSUs”)

MSU activity for the six months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Beginning outstanding balance	—	—
Awarded	235,000	—
Released	—	—
Forfeited	—	—

Ending outstanding balance	235,000	—

The weighted average grant date fair value of MSUs granted during the quarter ended June 30, 2012 was $8.01.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
MSUs outstanding	235,000	2.00	$1,629
MSUs vested and expected to vest (1)	216,623	1.99	$1,501
MSUs vested and deferred	—	—	$—

(1)	Net of expected forfeitures

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Maintenance and support	$37,507	$39,478
Other	3,861	5,284

	$41,368	$44,762
Less: current portion	(40,341)	(43,045)

Long-term deferred revenue	$1,027	$1,717

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

9. Subsequent Events

On July 20, 2012, Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in San Mateo, California and began using the BayCenter Campus located in San Mateo as its new corporate headquarters. This relocation to the new headquarters was completed on July 23, 2012.

On August 2, 2012, the Board of Directors approved an ongoing extension of the Company’s share repurchase program. This extension authorized management to make additional repurchases of Actuate common stock up to an aggregate of $30 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, the volume of employee stock plan activity, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements.

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

Overview

Actuate Corporation (“we”, “Actuate” or the “Company”) was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998. Actuate provides software and services to develop and deploy custom Business Intelligence and information applications that deliver rich interactive content to improve customer loyalty and corporate performance. Applications built on Actuate’s open source-based platform seek to provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens with information that they can easily access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Our goal is to ensure that all users can use decision-making information in their day-to-day activities, opening up completely new avenues for improving corporate performance. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.org and www.birt-exchange.com . The information posted on our Web sites is not incorporated into this quarterly report.

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

We intend to continue to invest significant resources to expand our sales and support operations outside North America, primarily in Europe. In order to expand international sales, we must establish additional foreign operations, expand our international channel management and support organizations, hire additional personnel, recruit additional international resellers and/or increase the productivity of existing international resellers. Factors that may affect our operating results from international operations include the possibility of a prolonged period of limited economic growth or possible economic decline in and adverse effects of the ongoing sovereign debt crisis in Europe, including its expected negative impact on European economic growth versus the rest of the world; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in corporate spending and adverse economic conditions that may be specific to information technology and the software industry.

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

	Three Months Ended June 30, (in thousands except per share data)
	2012	2011	$ Change	% Change
Financial Summary
Total revenues	$36,228	$33,738	$2,490	7%

Total operating expenses	30,003	30,106	(103)	—%

Income from operations	6,225	3,632	2,593	71%
Operating margins	17%	11%	6%	55%

Net income	$5,561	$581	$4,980	857%

Diluted net income per share	$0.11	$0.01	$0.10

Shares used in diluted per share calculation	52,949	51,409

Financial Performance Summary for the quarter ended June 30, 2012 compared to June 30, 2011:

•	Increase in license revenues of 26% or approximately $3.2 million. This increase was primarily the result of improved license sales in North America and Europe.

•	Increase in operating margins driven primarily by improvements in the license revenues.

•	Operating cash flows of approximately $16.9 million during the second quarter 2012, an increase of $15.2 million over the first quarter of 2012.

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

Results of Operations

The following table sets forth certain consolidated statement of income data as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
License fees	43%	37%	41%	37%
Services	57	63	59	63

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	1	1	1	1
Cost of services	13	15	14	16
Sales and marketing	36	31	34	33
Research and development	16	19	16	19
General and administrative	16	16	16	16
Amortization of other purchased intangibles	1	1	1	1
Asset impairment	—	5	—	3
Restructuring charges	—	1	—	1

Total costs and expenses	83	89	82	90

Income from operations	17	11	18	10
Interest income and other income/(expense), net	3	(6)	—	(3)
Interest expense	—	(1)	—	(1)

Income before income taxes	20	4	18	6
Provision for income taxes	5	2	5	3

Net income	15%	2%	13%	3%

Revenues

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Revenues
License fees	$15,693	$12,442	$3,251	26%	$29,085	$24,099	$4,986	21%
Services	20,535	21,296	(761)	(4)%	41,979	41,727	252	1%

Total Revenues	$36,228	$33,738	$2,490	7%	$71,064	$65,826	$5,238	8%

% of Revenue
License fees	43%	37%			41%	37%
Services	57%	63%			59%	63%

Total Revenues	100%	100%			100%	100%

Our revenues are derived from license fees and services. Our services revenues include software maintenance and support, professional consulting and training. Our total revenues increased 7% from $33.7 million for the quarter ended June 30, 2011 to $36.2 million for the quarter ended June 30, 2012.This growth was primarily experienced in North America and Europe, where total revenues grew by $2.1 million and $1 million, respectively compared to the second quarter of 2011. Partially offsetting these positive results was approximately $600,000 decrease in revenues in Asia Pacific.

Our services revenue decreased 4% or approximately $760,000 over the same quarter last year due largely to lower maintenance revenues. This decrease in maintenance revenues was primarily caused by maintenance renewal declines, adverse currency exchange impacts as well as a challenging economic environment in Europe. It is important to note that we are currently transitioning from our legacy e.Reports product suite to our new BIRT based product offering. As our legacy products age, we have experienced higher than normal decline rates. We expect this trend to continue. In the mean time, BIRT is expected to become the dominant contributor to license and maintenance revenues. As this transition progresses, we expect to see our decline rate improve, consequently resulting in stronger maintenance growth rates in the future.

We also experienced lower professional services revenues during the second quarter of 2012 due to decrease in professional services engagements in North America.

Sales outside of North America were $8.4 million or 23% of total revenues for the second quarter of fiscal 2012, compared to $7.9 million, or 24% of total revenues for the second quarter of fiscal 2011. As a result of fluctuations in foreign currency exchange rates, our total revenues were negatively impacted by approximately $400,000 during the second quarter of fiscal 2012.

For the first half of fiscal year 2012, the underlying reasons for the fluctuations in the various components of our revenues were similar to those experienced during the quarter as noted above. Revenues outside of North America increased by 31% from $14.5 million in the first half of fiscal 2011 to approximately $18.9 million in the first half of fiscal 2012.We completed two transactions in Asia which resulted in combined license revenues in excess of $1 million. Our license sales also increased in Europe and included one transaction with license revenue in excess of $1 million while North America revenues increased by 2% or approximately $800,000. The international revenues represented 27% of our total revenues versus 22% in the same period last year. As a result of fluctuations in foreign currency exchange rates, our total revenues were negatively impacted by approximately $560,000 during the first half of fiscal 2012.

License fees. The increase in license revenues for the second quarter of fiscal 2012 over the same period in the prior year was due to improved product demand in North American and Europe. North America license sales increased 26% or approximately $2.6 million driven primarily by strong demand for our Xenos suite of products. Our license sales also increased in Europe by 88% or approximately $1.2 million during the second quarter of 2012 as we experienced increased demand for our products. These increases were partially offset by lower license revenues in our Asia Pacific region.

For the first half of fiscal 2012, the underlying reasons for those changes in the various components of our license revenues were similar to those experienced during the quarter as noted above. International license sales increased 74% or by approximately $3.3 million during the first half of 2012 compared to the first half of 2011. Our license sales also increased in Europe by 100% or approximately $2.7 million during the first half of 2012 and included one transaction with license revenue in excess of $1 million. North America license growth remained strong at approximately 9% or $1.7 million over the same period last year. As a result of fluctuations in foreign currency exchange rates, our license revenues were negatively impacted by approximately $150,000 during the first half of fiscal 2012.

During the second quarter of fiscal 2012, we completed two license transactions greater than $1 million and closed transactions greater than $100,000 with 73 customers. During the same period last year we completed two license transactions greater than $1 million and closed transactions greater than $100,000 with 57 customers.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (In thousands)					Six Months Ended (In thousands)
	June 30,					June 30,
	2012	2011	Variance $’s	Variance %		2012	2011	Variance $’s	Variance %
License Revenues
North America	$12,536	$9,960	$2,576	26%		$21,427	$19,707	$1,720	9%
Europe Middle East, and Africa	2,523	1,342	1,181	88%		5,303	2,646	2,657	100%
Asia Pacific and others	634	1,140	(506)	(44	) %	2,355	1,746	609	35%

Total	$15,693	$12,442	$3,251	26%		$29,085	$24,099	$4,986	21%

% of total revenue	43%	37%				41%	37%

Services. Services revenues are comprised of maintenance and support, professional services, and training. The 4% overall decrease in services revenues was driven primarily by lower maintenance renewal revenues driven by higher maintenance renewal declines during fiscal 2011 and the first half of 2012. Maintenance revenues decreased 3% or by approximately $600,000 in the second quarter of 2012 compared to the second quarter of 2011. This decrease in maintenance revenues was primarily caused by maintenance renewal declines, adverse currency exchange impacts as well as a challenging economic environment in Europe. It is important to note that we are currently transitioning from our legacy e.Reports product suite to our new BIRT based product offering. As our legacy products age, we have experienced higher than normal decline rates. We expect this trend to continue. In the mean time, BIRT is expected to become the dominant contributor to license and maintenance revenues. As this transition progresses, we expect to see our decline rate improve, consequently resulting in stronger maintenance growth rates in the future.

Foreign currency exchange losses attributed to international maintenance revenues were approximately $260,000 during the second quarter of fiscal 2012 compared to approximately $500,000 of exchange gains reported during the same period in the prior year.

For the first half of fiscal year 2012, the underlying reasons for the changes in the various components of our services revenues were similar to those experienced during the quarter as noted above. The increase in international services revenues for the first half of 2012 was mostly due to large compliance transactions in Europe and Asia that included back maintenance, which consequently resulted in high services revenues in those regions.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (In thousands)					Six Months Ended (In thousands)
	June 30,					June 30,
	2012	2011	Variance $’s	Variance %		2012	2011	Variance $’s	Variance %
Services Revenues
North America	$15,334	$15,850	$(516)	(3	) %	$30,720	$31,651	$(931)	(3	) %
Europe Middle East, and Africa	4,200	4,368	(168)	(4	) %	8,715	8,154	561	7%
Asia Pacific and others	1,001	1,078	(77)	(7	) %	2,544	1,922	622	32%

Total Services	$20,535	$21,296	$(761)	(4)%		$41,979	$41,727	$252	1%

% of total revenue	57%	63%				59%	63%

By region, North America accounted for approximately 75% of the total services revenues in the second quarter of fiscal 2012 while Europe and Asia Pacific accounted for 20% and 5% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 74% of the total services revenues while the Europe and Asia Pacific regions accounted for 21% and 5% of the total services revenues, respectively. Foreign currency exchange losses attributed to international services revenues were approximately $300,000 during the second quarter of fiscal 2012 compared to approximately $530,000 of exchange gains reported during the same period in the prior year.

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Cost of license fees	$492	$461	$31	7%	$957	$942	$15	2%
% of license revenue	3%	4%			3%	4%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The increase in cost of license fees in absolute dollars for the second quarter and the first six months of fiscal 2012, compared to the corresponding period was not significant. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 3% and 4% of revenues from license fees for the remainder of fiscal 2012.

Cost of services

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Cost of services	$4,823	$5,224	$(401)	(8)%	$10,080	$10,655	$(575)	(5)%
% of services revenue	23%	25%			24%	26%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the second quarter of 2012, compared to the same period last year was driven by lower second quarter 2012 professional services revenues, which resulted in lower commission and bonuses as well as lower third party consulting fees.

For the six months ended June 30, 2012, the underlying reasons for the changes in the various components of our cost of services were similar to those experienced during the quarter as noted above. Additionally, we recorded lower stock compensation expense in the first half of 2012 due to the fact that last year our Board authorized acceleration of options and other benefits to the estate of our former senior executive who passed away in December of 2010. Currently we expect our cost of services expenses as a percentage of total services revenues to be in the range of 23% to 25% of total services revenues for the remainder of fiscal 2012.

Sales and marketing

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Sales and marketing	$12,870	$10,371	$2,499	24%	$23,744	$21,396	$2,348	11%
% of total revenue	36%	31%			34%	33%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Our overall sales and marketing expenses increased in the second quarter of 2012 compared to the corresponding period in the prior year due approximately $1.1 million increase in employee compensation and related benefits. This increase was driven primarily by higher average sales headcount which increased by 24% or 26 employees during second quarter of 2012 as well as higher recruiting due to added headcount and sales commissions and bonuses due to improved license sales. Employee training and business travel increased by approximately $500,000 during the second quarter of 2012 compared to the second quarter of 2011 due primarily to our annual sales kickoff, which did not occur in 2011, and higher expenses related to our President’s Club. We also experienced increases in marketing related expenses driven mainly by BIRT road shows and increases in promotional and public relations activity.

For the six months ended June 30, 2012, the underlying reasons for the changes in the various components of our sales and marketing expense were similar to those experienced during the quarter as noted above. We currently expect our sales and marketing expenses as a percentage of total revenues to remain at the current levels for the remainder of fiscal 2012.

Research and development

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Research and development	$5,803	$6,269	$(466)	(7)%	$11,608	$12,650	$(1,042)	(8)%
% of total revenue	16%	19%			16%	19%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. Our overall research and development expense decreased compared to the corresponding period in the prior year due to approximately $420,000 in lower employee compensation costs. This decrease was mainly driven by a 7% reduction to our average headcount from 171 at the end of the second quarter of 2011 to 159 at the end of the second quarter of 2012.

For the six months ended June 30, 2012, the underlying reasons for the changes in the various components of our research and development were similar to those experienced during the quarter as noted above. We believe that continued investments in technology and product development costs are essential for us to remain competitive in the markets we serve, and we expect our research and development expenses as a percentage of total revenues to be in the range of 16% to 19% of total revenues for the remainder of fiscal 2012.

General and administrative

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
General and administrative	$5,711	$5,304	$407	8%	$11,558	$10,738	$820	8%
% of total revenue	16%	16%			16%	16%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses for the first there and six months ended June 30, 2012 was due primarily to legal fees related to contract compliance matters pursued during the quarter and the year. We expect our general and administrative expenses as a percentage of total revenues to be in the range of 17% to 20% for the remainder of fiscal 2012.

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

Amortization of other purchased intangibles

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Amortization of other purchased intangibles	$289	$359	$(70)	(19)%	$578	$718	$(140)	(19)%
% of total revenue	1%	1%			1%	1%

Amortization expense decreased during the second quarter and the first half of 2012 as compared to the same period in 2011 due to the impairment of in-process research and development (“IPR&D”) related to our acquisition of Xenos. This IPR&D was amortized prior to impairment which occurred in June 2011. We continue to amortize the intangible assets purchased through the acquisition of Xenos on a straight-line basis over their estimated useful lives of seven years. For the remainder of fiscal 2012, we expect amortization expense related to other purchased intangible assets to remain at the current levels.

Restructuring charges

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Restructuring	$15	$437	$(422)	(97)%	$33	$731	$(698)	(95)%
% of total revenue	—%	1%			—%	1%

Our restructuring expense decreased significantly in the second quarter and the first six months of 2012 compared to the same periods last year due to the fact that during the second quarter of 2011 we implemented a plan to restructure parts of our North America product development and global sales and marketing operations in order to align our cost structure with our business plan. As a result of the restructuring program, we reduced our global workforce by 26 positions and recorded $720,000 of restructuring charges related to employee severance arrangements. In addition to these charges, we reversed approximately $283,000 of a previously accrued severance liability in the second quarter of 2011. This severance liability was initially recorded in December 2004 in connection with litigation related to a previous reduction in work force in Europe.

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

Interest and other income, net

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Interest and other income, net	$79	$216	$(137)	(63)%	$156	$304	$(148)	(49)%
Foreign exchange gain/(loss)	817	(2,318)	3,135	(135)%	433	(2,126)	2,559	(120)%

Total interest income and other income (expense), net	$896	$(2,102)	$2,998	(143)%	$589	$(1,822)	$2,411	(132)%
Interest expense	$(61)	$(233)	$172	(74)%	$(200)	$(645)	$445	(69)%

During the second quarter of 2012, we experienced currency exchange gains as a result of favorable revaluation of net monetary assets held by our Swiss subsidiary as the Swiss Franc weakened against the British Pound and the U.S. Dollar. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations. We also incurred lower interest expense as we fully paid-down the outstanding balance on our credit facility in early part of May 2011.

For the six months ended June 30, 2012, the underlying reasons for the changes in the various components of interest and other income, net were similar to those experienced during the quarter as noted above.

Provision for income taxes

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Provision for income taxes	$1,499	$716	$783	109%	$3,457	$1,588	$1,869	118%
Effective tax rate	21%	55%			27%	41%

For the three months ended June 30, 2012, we recorded an income tax provision of $1.5 million, as compared to an income tax provision of approximately $716,000 for the same period last year. The increase in the income tax provision for the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 is mainly due to higher profit before tax for the quarter.

For the six months ended June 30, 2012, we recorded an income tax provision of approximately $3.5 million, as compared to an income tax provision of $1.6 million for the same period last year. The increase in the income tax provision for the six months of fiscal 2012 as compared to the six months of fiscal 2011 is due to higher profit before tax. The effective rate for both the three and the six months ended June 30, 2012 was lower due to the increased mix of foreign earnings in lower tax jurisdictions as compared to the same periods last year.

During the three months ended June 30, 2012, the Company did not materially change its reserves for uncertain tax positions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company does not believe it is reasonably possible that its reserve for uncertain tax positions would materially change in the next 12 months.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility. The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during the first six months of 2012. This data should be read in conjunction with the Consolidated Statements of Cash Flows.

	As of June 30, 2012	As of June 30, 2011	Change $	Change %
(dollars in thousands)
Cash, cash equivalents and short-term investments	$80,933	$54,923	$26,010	47%
Working capital	$53,905	$29,627	$24,278	82%
Stockholders’ equity and non-controlling interest	$127,934	$105,514	$22,420	21%

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of June 30, 2012, approximately $29.7 million of the total $80.9 million of cash, cash equivalents and short term investments was held by our foreign subsidiaries. Currently, the foreign cash is not available to fund the U.S. operations. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans or cash requirements do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash flows from operating activities: Net cash provided by operating activities was $18.6 million, resulting from net income of $9.4 million, adjusted for $3.2 million in non-cash charges and $6 million net change in operating assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, impairment of fixed assets, tax benefits related to stock benefit plans and other non-cash adjustments, and the change in valuation allowance on deferred income tax assets. Net change in operating assets and liabilities included a decrease in accounts receivables, accrued compensation and other liabilities primarily associated with payments of bonuses and commissions, payments of annual 401(k) Plan match for fiscal 2011, and payments of accrued audit and legal fees. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date decreased by 25 days from 67 days at June 30, 2011 to 42 days at June 30, 2012. This decrease in the DSO is primarily attributed to higher billings issued earlier in the second quarter of 2012 resulting in higher collections during the same period. The combination of more linear revenues and strong cash collections helped generate approximately $10 million in cash from a reduction in accounts receivable during the year. We continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our overall maintenance revenues comprised 54% of our total revenues in the first six months of fiscal 2012 and we believe that future proceeds from maintenance renewals will be one of primary sources of our operating cash flows. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash used in investing activities for the six months ended June 30, 2012 was approximately $14.8 million compared with cash provided of $37.1 million for the same period in fiscal 2011. The increase in cash used in the first six months of this year was mainly due to leasehold improvements associated with our new headquarters facility located at the BayCenter Campus in San Mateo, California which became available for occupancy in June 2012. The remaining change in cash used primarily relates to the timing of purchases and maturities of marketable securities. During the first six months of 2011, we liquidated a large portion of our short-term investments in order to fully pay down the outstanding balance on our revolving line of credit with WFF. As a result of this liquidation, cash provided from investing activities for the six months ended June 30, 2011 increased to approximately $37.1 million.

Cash flows from financing activities: Cash used in financing activities was $1.6 million for the six months ended June 30, 2012 compared to $34.4 million used during the same period in fiscal 2011. During the first six months of 2012, we used approximately $10 million to repurchase 1,508,862 shares of our common stock, partially offset by increased proceeds from the exercise of employee stock options and related tax benefits during the first six months of 2012. During the first six months of 2011, we used $40 million to fully pay down the outstanding balance on our revolving line of credit with WFF. This pay down was partially offset by proceeds from the exercise of employee stock options and related tax benefits during the first six months of 2011.

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

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill (“WFF”) and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this credit facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this credit facility to complete the acquisition of Xenos, which was completed on February 1, 2010. There are no minimum pay-down requirements under the terms of this credit facility so long as we remain in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million and were fully paid as of June 30, 2012. These costs were capitalized and are being amortized over four years in the Company’s Consolidated Financial Statements. Such assets are reflected as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement was originally for a period of four years and was originally scheduled to expire on November 3, 2012.

In May 2011 the Company paid down the outstanding balance on its revolving line of credit. The Company used $40 million in cash and short-term investments in order to pay down this outstanding debt.

On December 29, 2011, the Company amended and re-negotiated its credit facility with Wells Fargo Capital Finance, LLC (“WFCF”). The amended credit facility provided for the following:

•	An extension of the original agreement entered in November 2008. The termination date was extended from November 3, 2012 to November 3, 2015,

•	Replacement of a $125,000 commitment fee that was payable on November 3, 2011 with a closing fee of $100,000 that was paid on December 29, 2011.

•	A 50% reduction in the applicable internal rate on the outstanding credit balance from 3.5% to 1.75%.

•	A reduction in the unused line fee from 0.50% to 0.30% per year applied to the unutilized portion of the credit facility.

The remaining unamortized costs associated with the credit facility will be amortized from the date of amendment over four years. The amended Credit Agreement is for a period of four years and is scheduled to expire on November 3, 2015.

As of June 30, 2012, there was no balance owed on this credit facility and the balance available under the revolving credit facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of June 30, 2012, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line on a monthly basis.

The following table represents costs related to the Company’s credit facility (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense	$—	$115	$—	$441
Amortization of debt issuance costs	17	72	34	144
Unused line fees	38	45	76	58

	$55	$232	$110	$643

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

Operating Lease Commitments

On September 1, 2007, the Company entered into a five year sublease agreement with a third party for approximately 83,000 square feet of office space in the Bridgepointe Campus in San Mateo, California. This lease is operating in nature, commenced on August 1, 2007 and ended on July 31, 2012. In addition, the lease provided for approximately nine months of free rent (rent holiday) and approximately $600,000 in landlord incentives applied by Actuate towards construction of improvements. As a result, the Company straight-lined its rent expense and recorded a deferred rent liability in its

Consolidated Balance Sheet. At June 30, 2012, the deferred rent liability balance totaled approximately $36,000 and this balance declines through July 2012 as contractual cash payments exceed the straight-line lease expense. This deferred rent liability balance was classified under the current accrued liabilities section of the Company’s Consolidated Balance Sheet at June 30, 2012. The incentives were applied to leasehold improvements completed during the fourth quarter of fiscal 2007.

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $1 million in the second quarter of fiscal year 2012 compared with approximately $862,000 in second quarter of fiscal year 2011.

Actuate has pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash is classified as Other Deposits in the accompanying Consolidated Balance Sheet as of June 30, 2012.

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At June 30, 2012, the deferred rent liability balance related to the new lease totaled approximately $2.8 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Approximately $2.5 million of this deferred rent liability balance was classified under the long term accrued liabilities section of the Company’s Consolidated Balance Sheet at June 30, 2012. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and began using the BayCenter Campus as its corporate headquarters.

Upon the execution of the new lease, Actuate delivered to the new landlord two letters of credit totaling $225,300. These letters of credit guarantee Actuate’s contractual obligations related to the BayCenter Campus in San Mateo, California.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$29,943	$3,216	$6,751	$5,627	$14,349
Interest and loan obligations (2)	509	153	304	52	—
Obligations for uncertain tax positions (3)	1,668	—	1,668	—	—

Total	$32,120	$3,369	$8,723	$5,679	$14,349

(1)	Our future contractual obligations include minimum lease payments under operating leases at June 30, 2012.
(2)	Includes estimated interest and commitment fees related to the revolving line of Credit Agreement with WFCF.
(3)	Represents the tax liability associated with uncertain tax positions. See discussion on obligations for uncertain tax positions in Note 12 of our Notes to the Consolidated Financial Statements of our Form 10-K for fiscal year 2011 filed with the SEC on March 9, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first six months of fiscal years 2012 and 2011 we derived 27% and 22% of our total revenues from sales outside of North America, respectively. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized gains due to foreign exchange rate fluctuations was approximately $433,000 during the first six months of fiscal 2012 compared to losses of approximately $2.1 million for the first six months of fiscal 2011. During the first six months of fiscal 2012, exchange rate fluctuations on foreign revenue transactions negatively impacted our total revenues by approximately $560,000 when compared to the same period in the prior year while expenses were positively impacted by approximately $350,000.

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

•

We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or (losses) before income taxes. These hypothetical results are summarized in the table below as of June 30, 2012:

Estimated annual changes in currency exchange (in millions)
-15%	-10%	-5%	+5%	+10%	+15%
$(4.7)	$(3.2)	$(1.6)	$1.6	$3.2	$4.7

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. There were no customers that accounted for more than 10% of total revenues in the twelve months ended June 30, 2012 or 2011.

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

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2012 (the Evaluation Date), Actuate Corporation carried out an evaluation under the supervision and with the participation of Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Actuate’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, (1) Actuate’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Actuate’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Actuate files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in Actuate’ internal control over financial reporting during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, Actuate’ internal control over financial reporting.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 27%, 22% and 21% for the first six months of fiscal years 2012, 2011 and 2010, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2012. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 35%, 35%, and 45% of total revenues from license fees for the first six months of fiscal years 2012, 2011 and 2009, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. Xenos Group’s business in the United Kingdom relies on the sale and support of third party software as a significant component of its business. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

DECLINING RENEWAL OF MAINTENANCE SERVICES ON OUR OLDER SOFTWARE SALES PRODUCTS

The Company has historically experienced a high maintenance renewal rate across its various product lines. However, the Company is currently transitioning from its legacy e.Reports product suite, to a new BIRT based product offering. As its legacy products age, the Company expects to experience higher than normal decline rates. In the meantime, BIRT is expected to become the dominant contributor to license and maintenance revenues. As this transition progresses the Company expects to see its maintenance renewal rate and maintenance revenues improve. If this transition does not materialize, the Company’s business, operating results and financial condition could be materially harmed.

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

THE COMPANY’S INTERNATIONAL OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS.

A substantial portion of the Company’s revenues are derived from international sales. International operations and sales are subject to a number of risks, any of which could harm the Company’s business, operating results and financial conditions. These risks include the following:

•	Economic and political volatility and instability, including world-wide or regional recessions, war and terrorism or the threat of war and terrorism;

•	Difficulty of managing an organization spread across many countries;

•	Multiple and conflicting tax laws and regulations;

•	Costs of localizing products for foreign countries;

•	Difficulty in hiring employees and difficulties and high costs associated with terminating employees and restructuring operations in foreign countries;

•	Trade laws and business practices favoring local competition;

•	Dependence on local vendors;

•	Increasing dependence on resellers in certain geographies;

•	Compliance with multiple, conflicting and changing government laws and regulations;

•	Weaker intellectual property protection in foreign countries and potential loss of proprietary information due to piracy or misappropriation;

•	Longer sales cycles;

•	Import and export restrictions and tariffs;

•	Difficulties in staffing and managing foreign operations;

•	The significant presence of some of our competitors in certain international markets;

•	Greater difficulty or delay in accounts receivable collection; and

•	Foreign currency exchange rate fluctuations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended June 30, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
April 1, 2012 through April 30, 2012	—	$—	—	—
Month #2
May 1, 2012 through May 31, 2012	723,979	$6.90	723,979	—
Month #3
June1, 2012 through June 30, 2012	—	$—	—	—

Total	723,979	$6.90	723,979	—

(1)	The Company’s stock repurchase program was originally announced in September 2001 and has been extended from time to time by Actuate’s Board of Directors.

On May 2, 2012, the Board of Directors approved an ongoing extension of the Company’s stock repurchase program. This extension authorized management to make additional repurchases. Under this repurchase program, the Company was authorized to repurchase Actuate common stock up to an aggregate of $5 million in the second quarter of fiscal 2012.

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 23, 2012, our stockholders approved the following items:

1.	Election of Directors: Our shareholders re-elected the following seven (7) directors to each serve a one-year term expiring on the date of the 2013 annual meeting of shareholders or until his or her successor has been duly chosen and qualified.

	For	Withheld	Broker Non-Votes
Peter I. Cittadini	35,180,284	655,384	7,989,455
Arthur C. Patterson	35,184,922	650,746	7,989,455
Kenneth E. Marshall	33,656,817	2,178,851	7,989,455
Raymond L. Ocampo Jr.	35,510,170	325,498	7,989,455
Timothy B. Yeaton	35,514,400	321,268	7,989,455
Nicolas C. Nierenberg	35,163,462	672,206	7,989,455
Steven D. Whiteman	34,936,958	898,710	7,989,455

2.	Advisory Vote on Executive Compensation Matters (Say on Pay): Our shareholders approved the say on pay proposal.

For	Against	Abstain	Broker Non-Votes
32,923,931	2,877,185	34,552	7,989,455

3.	Ratification of Appointment of Independent Registered Public Accounting Firm: Our shareholders ratified the selection of Grant Thornton, LLP as our independent auditors for the year ended December 31, 2012.

For	Against	Abstain
43,736,896	19,717	68,510

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101	The following materials from the Quarterly Report on Form 10-Q of Actuate Corporation for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Comprehensive Income, and (v) Notes to Consolidated Financial Statements*.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation (Registrant)

Dated: August 6, 2012	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)