Form 10-Q
period 2012-09-30
ACTUATE CORP
filed 2012-11-07
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 0-24607

Actuate Corporation

(Exact name of Registrant as specified in its charter)

94-3193197
Delaware (State of incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of October 31, 2012
Common Stock, par value $.001 per share	48,968,373

Actuate Corporation

PART I—FINANCIAL INFORMATION

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$39,453	$38,759
Short-term investments	35,147	28,669
Accounts receivable, net of allowances of $400 and $720 at September 30, 2012 and December 31, 2011, respectively	20,140	26,844
Other current assets	10,012	7,131

Total current assets	104,752	101,403
Property and equipment, net	7,966	1,927
Goodwill	46,424	46,424
Purchased intangibles, net	9,733	11,421
Non-current deferred tax assets, net	12,952	14,876
Other assets	783	853

	$182,610	$176,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,345	$1,521
Current portion of restructuring liabilities	108	98
Accrued compensation	5,355	5,992
Other accrued liabilities	4,612	5,872
Deferred revenue	37,073	43,045

Total current liabilities	48,493	56,528

Long-term liabilities:
Other liabilities	3,158	20
Long-term deferred revenue	1,305	1,717
Long-term income taxes payable	1,350	1,670
Restructuring liabilities, net of current portion	27	106

Total long-term liabilities	5,840	3,513

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 88,064,036 and 85,270,644 shares, respectively; outstanding 48,940,248 and 48,518,460 shares, respectively	49	48
Additional paid-in capital	232,393	214,770
Treasury stock, at cost; 39,123,788 and 36,752,184 shares, respectively	(163,321)	(147,331)
Accumulated other comprehensive income	1,654	1,419
Retained earnings	57,502	47,957

Total stockholders’ equity	128,277	116,863

	$182,610	$176,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Revenues:
License fees	$13,304	$11,815	$42,389	$35,914
Services	18,875	21,994	60,854	63,721

Total revenues	32,179	33,809	103,243	99,635

Costs and expenses:
Cost of license fees	482	424	1,439	1,366
Cost of services	5,187	4,998	15,267	15,653
Sales and marketing	12,067	10,423	35,811	31,819
Research and development	6,060	5,830	17,668	18,480
General and administrative	5,360	4,885	16,918	15,623
Amortization of other purchased intangibles	289	289	867	1,007
Asset impairment	—	—	—	1,681
Restructuring charges	21	158	54	889

Total costs and expenses	29,466	27,007	88,024	86,518

Income from operations	2,713	6,802	15,219	13,117
Interest income and other income/(expense), net	174	982	763	(840)
Interest expense	(55)	(136)	(255)	(781)

Income before income taxes	2,832	7,648	15,727	11,496
Provision for income taxes	2,725	2,926	6,182	4,514

Net income	$107	$4,722	$9,545	$6,982

Basic net income per share	$0.00	$0.10	$0.19	$0.15

Shares used in basic per share calculation	49,207	48,058	49,156	46,873

Diluted net income per share	$0.00	$0.09	$0.18	$0.14

Shares used in diluted per share calculation	52,794	52,285	52,794	51,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Net income	$107	$4,722	$9,545	$6,982

Other comprehensive income, before tax:
Foreign currency translation gain/(loss)	$257	$(1,381)	$161	$633
Net unrealized gain/(loss) on securities	60	(48)	74	(59)

Other comprehensive income/(loss), before tax	$317	$(1,429)	$235	$574
Tax provision (benefit) related to other comprehensive income	124	(547)	92	225

Other comprehensive income/(loss), net of tax	$193	$(882)	$143	$349

Comprehensive income	$300	$3,840	$9,688	$7,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months Ended September 30,
	2012	2011
Operating activities
Net income	$9,545	$6,982
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	5,454	3,888
Excess tax benefit from exercise of stock options	(2,440)	(2,729)
Amortization of other purchased intangibles	1,687	1,827
Amortization of debt issuance cost	51	216
Depreciation	1,587	1,524
Change in valuation allowance on deferred tax assets	1,767	1
Impairment of intangible assets	89	1,681
Accretion/amortization on short-term debt securities	189	(294)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net of allowance	6,704	6,650
Other current assets	(2,635)	96
Accounts payable	(241)	(388)
Accrued compensation	(637)	(1,329)
Other accrued liabilities	(521)	(363)
Deferred tax assets, net of liabilities	170	584
Income taxes receivable/payable, net	(872)	(2,187)
Other deferred liabilities	3,138	(247)
Restructuring liabilities	(69)	(1,069)
Deferred revenue	(6,384)	(555)

Net cash provided by operating activities	16,582	14,288

Investing activities
Purchases of property and equipment	(5,038)	(509)
Proceeds from sale and maturity of investments	22,694	59,366
Purchases of short-term investments	(29,286)	(33,176)
Security deposits and other	(55)	115

Net cash provided by (used in) investing activities	(11,685)	25,796

Financing activities
Repayment of long term debt	(34)	(40,000)
Excess tax benefit from exercise of stock options	2,440	2,729
Proceeds from issuance of common stock	9,223	11,698
Stock repurchases	(15,993)	(4,999)

Net cash used in financing activities	(4,364)	(30,572)
Effect of exchange rates on cash and cash equivalents	161	633

Net increase in cash and cash equivalents	694	10,145
Cash and cash equivalents at the beginning of the period	38,759	33,269

Cash and cash equivalents at the end of the period	$39,453	$43,414

Supplemental cash flow disclosures:
Cash paid for interest and unused fees on the revolving credit line	$212	$559
Cash paid for income taxes	$3,448	$6,321
Non-cash Investing activities:
Leasehold incentives subsidized by the landlord	$2,613	$—

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

Actuate enters into reseller and distributor arrangements that typically give such distributors and resellers the right to distribute its products to end-users headquartered in specified territories. Actuate recognizes license revenues from arrangements with resellers and distributors when there is persuasive evidence of an arrangement with the reseller or distributor, the product has been shipped, the fees are fixed or determinable, collectability is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Actuate recognizes license revenues from arrangements with resellers and distributors when all other revenue recognition criteria have been met.

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

The Company typically establishes vendor specific objective evidence of fair value for maintenance and support, consulting and training using a “bell-shaped curve” approach. However, for certain types of license transactions, including OEM and site licenses, the Company uses a “stated maintenance renewal” approach.

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

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit reflected in the Condensed Consolidated Statements of Income in connection with stock options, restricted stock units and the Employee Stock Purchase Plan (“ESPP”) for three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Stock options	$1,490	$579	$3,994	$3,199
Restricted stock units	341	203	865	617
Performance stock units (“MSUs”)	229	—	353	—
ESPP	150	192	392	680

Total share-based compensation	$2,210	$974	$5,604	$4,496

Income tax benefit	$711	$256	$1,805	$1,294

Included in the total share-based compensation for the three and nine months ending September 30, 2012 are approximately $16,000 of credits to stock based compensation and approximately $150,000 of stock based compensation classified as liability based awards.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our ESPP Plan for the nine months ended September 30, 2012 and 2011 are as follows:

	Options		ESPP
	Nine months Ended		Nine months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Volatility	53.67 – 54.17%	53.88 – 54.38%	42.12 – 44.17%	37.36 – 42.34%
Expected term (years)	5.60 – 5.63	5.57 – 5.69	1.25	1.25
Risk free interest rate	0.63 – 1.01%	0.96 – 2.21%	0.13 – 0.17%	0.22% – 0.27%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	2 – 4%	2 – 4%	N/A	N/A

Beginning January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over four years with annual cliff vesting and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 1:1 for each restricted stock unit granted, and an equivalent of 1 share will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of September 30, 2012, a total of 873,750 RSUs were issued and granted to the Company’s senior management and non-employee Board of Directors.

In February 2011, the Board of Directors approved the acceleration of 333,333 stock options that had been previously granted to a senior executive who had passed away in December 2010. In addition, the exercise terms for these accelerated options along with 129,167 of vested options were extended from one to two years. As such, the full fair value of these options was measured as of the modification date and fully expensed at that time. Since there was no longer a performance obligation at the date of modification associated with these options, an alternate classification and accounting under GAAP was required. As a result, these accelerated options were to be measured and classified as liability rather than equity. Accordingly, at the end of each quarter, we calculate the revised fair value of these options and recognize any corresponding gain or loss to income. We will continue this accounting treatment until these options are fully exercised. In the quarter ending September 30, 2012, 212,500 options were exercised resulting in approximately $448,000 in accrued liabilities reduction. Of these share-based awards, approximately $16,000 was a credit to compensation expense in the third quarter of fiscal year 2012 and approximately $94,000 was classified as other accrued liabilities on the Company’s Consolidated Balance Sheet at September 30, 2012.

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

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Weighted-average common shares outstanding	49,207	48,058	49,156	46,873
Weighted-average dilutive common equivalent shares under the treasury stock method	3,587	4,227	3,638	4,351

Weighted-average common shares used in computing diluted net income per share	52,794	52,285	52,794	51,224

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 2,222,368 and 2,151,624 in the three and nine months ended September 30, 2012, respectively. The weighted-average number of restricted stock unit shares excluded from the calculation of diluted net income was 216,200 and 113,349 in the three and nine months ended September 30, 2012, respectively. The weighted-average number of shares excluded from the calculation of diluted net income was 3,516,394 and 4,105,173 in the three and nine months ended September 30, 2011, respectively. No restricted stock units were excluded from the diluted earnings per share computation as they were all dilutive for the three and nine months ended September 30, 2011. Such stock options, had they been dilutive, would have been included in the computation of diluted net income per share.

The weighted average exercise price of excluded stock options was $6.41 and $6.34 for the three and nine months ended September 30, 2012, respectively. The weighted average exercise price of excluded stock options was $5.89 and $5.87 for the three and nine months ended September 30, 2011, respectively.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued guidance regarding indefinite-lived intangibles impairment tests. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determined that it is more likely than not that the asset is impaired. The new guidance will be effective in the first quarter of fiscal 2013 and early adoption is permitted. The Company does not believe the adoption of the guidance will have a material impact on its consolidated financial statements.

2. Investment in Actuate Japan

Noncontrolling (minority) Interest—As of September 30, 2012, Actuate owns 100% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). The minority shareholder of Actuate Japan had a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company had the option to call the Non-controlling interest. In the fourth quarter of fiscal 2011, the minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its 12% equity interest in Actuate Japan. This minority shareholder exercised its right on December 28, 2011 resulting in a payment of approximately $594,000 for this interest. As a result of this payment, noncontrolling interest in Actuate Japan was reduced to zero at December 31, 2011. The difference between the adjustment to the noncontrolling interest and the fair value of the consideration paid totaling approximately $99,000 was reported as increase to additional paid in capital in the Company’s Consolidated Balance Sheet on December 31, 2011.

Prior to this exercise by the minority shareholder, the Company measured and disclosed the redeemable non-controlling interest in accordance with the accounting guidance for noncontrolling interests in subsidiaries as issued by the FASB at the calculated redemption value of the put option embedded in the non-controlling interest.

3. Fair Value Measurements of Financial Assets and Liabilities

The Company adheres to the FASB’s authoritative guidance related to the fair value measurements of assets and liabilities. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and other current liabilities the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The Company has assets that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2—Valuations based on inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets Measured at Fair Value on a Recurring Basis

The following table represents information about the Company’s investments measured at fair value (in thousands):

	Fair value of investments as of September 30, 2012
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$5,874	$5,874	$—	$—
Term deposits (1)	12,850	12,850	—	—
Commercial paper (2)	6,095	—	6,095	—
Corporate bonds (2)	27,052	—	27,052	—
Federal and municipal obligations (2)	2,000	—	2,000	—

	$53,871	$18,724	$35,147	$—

	Fair value of investments as of December 31, 2011
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$6,082	$6,082	$—	$—
Term deposits (1)	801	801	—	—
Commercial paper (3)	9,991	—	9,991	—
Corporate bonds (3)	18,286	—	18,286	—
Federal and municipal obligations (2)	2,998	—	2,998	—

	$38,158	$6,883	$31,275	$—

(1)	Included in cash and cash equivalents in the Company’s Consolidated Balance Sheet.
(2)	Included in short-term investments in the Company’s Consolidated Balance Sheet.
(3)	Of these amounts, approximately $2.6 million was included in cash and cash equivalents at December 31, 2011 and the remainder was included in short-term investments in the Company’s Consolidated Balance Sheet.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at September 30, 2012
Classified as cash and cash equivalents:
Cash	$20,729	$—	$—	$20,729
Term deposits	12,850	—	—	12,850
Money market funds	5,874	—	—	5,874

	39,453	—	—	39,453
Classified as short-term investments:
Commercial paper (4)	6,096	—	(1)	6,095
Corporate bonds (4)	27,026	35	(9)	27,052
Federal and municipal obligations (4)	2,000	—	—	2,000

	35,122	35	(10)	35,147

Total	$74,575	$35	$(10)	$74,600

(4)	Securities totaling approximately $13 million were in an unrealized loss position at September 30, 2012. None of these securities were in a continuous unrealized loss position for greater than 12 months.

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2011
Classified as cash and cash equivalents:
Cash	$29,270	$—	$—	$29,270
Term deposits	801	—	—	801
Money market funds	6,082	—	—	6,082
Commercial paper	2,000	—	—	2,000
Corporate bonds (5)	606	—	—	606

	38,759	—	—	38,759
Classified as short-term investments:
Commercial paper (5)	7,997	—	(6)	7,991
Corporate bonds (5)	17,705	2	(27)	17,680
Federal and municipal obligations (5)	3,000	—	(2)	2,998

	28,702	2	(35)	28,669

Total	$67,461	$2	$(35)	$67,428

(5)	Securities totaling approximately $27 million were in an unrealized loss position at December 31, 2011. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Our cash equivalent and short-term investment portfolio as of September 30, 2012, consists of investment grade U.S. Government Agency securities, taxable money market mutual funds and taxable commercial paper and corporate notes. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of September 30, 2012, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During fiscal years 2012 and 2011 we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. At September 30, 2012, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

4. Restructuring Charges

During the first nine months of fiscal 2012, the Company incurred a restructuring charge of approximately $54,000 associated with an idle Xenos facility in Europe. The lease agreement on this idle facility will expire in December 2013. Historically, restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. Restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

The following table summarizes the restructuring accrual activity during the nine months ended September 30, 2012 (in thousands):

Facility Related
Balance at December 31, 2011	$204
Restructuring charges	54
Cash payments	(123)

Balance at September 30, 2012	135
Less: current portion	(108)

Long-term balance at September 30, 2012	$27

5. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Revenues:
North America	$25,064	$26,022	$77,211	$77,380
Europe, Middle East, and Africa (EMEA)	4,799	6,368	18,817	17,168
Asia Pacific and others	2,316	1,419	7,215	5,087

	$32,179	$33,809	$103,243	$99,635

The Company has determined that it operates in only one segment, the development, marketing and support of our enterprise reporting application platforms, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. There were no customers that accounted for more than 10% of total revenues in the nine months ended September 30, 2012 or 2011.

6. Goodwill and Other Purchased Intangible Assets

Goodwill

In accordance with the authoritative guidance issued by the FASB on accounting and reporting for acquired goodwill and other intangible assets, the Company performs its annual impairment test of goodwill on October 1 of each year. The Company’s goodwill balance of $46.4 million was unchanged at September 30, 2012 when compared to the balance reported at the end of fiscal year 2011.

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$22,030	$(17,060)	$4,970	$22,030	$(16,199)	$5,831
Purchased technologies	15,659	(10,920)	4,739	15,659	(10,099)	5,560
Leases	47	(23)	24	47	(17)	30

	$37,736	$(28,003)	$9,733	$37,736	$(26,315)	$11,421

Amortization expense of purchased technology and other intangible assets remained at approximately $562,000 for each of the three months ended September 30, 2012 and 2011, respectively. Of this total, approximately $273,000 was related to the amortization of purchased technology for each of the two quarters ended September 30, 2012 and 2011, respectively. Amortization expense of purchased intangible assets was approximately $1.7 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively. Of this total, approximately $820,000 was related to the amortization of purchased technologies for each of the nine months ended September 30, 2012 and 2011. Purchased identifiable intangible assets are amortized on a straight-line basis over their useful lives. The estimated useful economic lives of the acquired customer lists and purchased technologies are seven years. The estimated economic useful life of favorable leases is five years. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of income. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2012 (remainder of year)	$562
2013	2,250
2014	2,250
2015	2,244
2016 and thereafter	2,427

$9,733

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

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill (“WFF”) and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this credit facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this credit facility to complete the acquisition of Xenos, which was completed on February 1, 2010. There are no minimum pay-down requirements under the terms of this credit facility so long as we remain in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million and were fully paid as of September 30, 2012. These costs were capitalized and are being amortized over four years in the Company’s Consolidated Financial Statements. Such assets are reflected as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement was originally for a period of four years and was originally scheduled to expire on November 3, 2012.

In May 2011, the Company paid down the outstanding balance on its revolving line of credit. The Company used $40 million in cash and short-term investments in order to pay down this outstanding debt.

On December 29, 2011, the Company amended and re-negotiated its credit facility with Wells Fargo Capital Finance, LLC (“WFCF”). The amended credit facility provided for the following:

•	An extension of the original agreement entered in November 2008. The termination date was extended from November 3, 2012 to November 3, 2015,

•	Replacement of a $125,000 commitment fee that was payable on November 3, 2011 with a closing fee of $100,000 that was paid on December 29, 2011,

•	A 50% reduction in the applicable internal rate on the outstanding credit balance from 3.5% to 1.75%, and

•	A reduction in the unused line fee from 0.50% to 0.30% per year applied to the unutilized portion of the credit facility.

The remaining unamortized costs associated with the credit facility will be amortized from the date of amendment over four years.

As of September 30, 2012, there was no balance owed on this credit facility and the balance available under the revolving credit facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of September 30, 2012, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line on a monthly basis.

The following table represents costs related to the Company’s credit facility (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Interest expense	$—	$—	$—	$441
Amortization of debt issuance costs	17	72	51	216
Unused line fees	38	64	114	122

	$55	$136	$165	$779

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

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At September 30, 2012, the deferred rent liability balance related to the new lease totaled approximately $3.1 million and this balance gradually declines every month through May 2022 when contractual cash payments eventually exceed the straight-line lease expense. This deferred rent liability balance was classified under the long term accrued liabilities section of the Company’s Consolidated Balance Sheet at September 30, 2012. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and is now using the BayCenter Campus as its corporate headquarters.

Upon the execution of the new lease, Actuate delivered to the new landlord two letters of credit totaling $225,300. These letters of credit guarantee Actuate’s contractual obligations related to the BayCenter Campus in San Mateo, California.

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $1.2 million in the third quarter of fiscal year 2012 compared with approximately $862,000 in third quarter of fiscal year 2011. The increase in rent expense during the third quarter of 2012 compared with third quarter of last year was partially offset by approximately $142,000 of lower facilities related operating expenses.

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

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 25,679,264 as of September 30, 2012.

Plan Summary	Available for Grant	Outstanding	RSUs Released	Total Authorized But Unissued
Amended and Restated 1998 Equity Incentive Plan	11,719,096	12,535,369	—	24,254,465
2001 Supplemental Stock Plan	695,880	108,919	—	804,799
1998 Non-Employee Director Option Plan	495,000	175,000	—	670,000

Total Stock Plans	12,909,976	12,819,288	—	25,729,264
RSUs granted inception to date	829,938	(812,374)	—	17,564
RSUs Shares released (2)	—	—	(17,564)	(17,564)

Total Options Balance at September 30, 2012	13,739,914	12,006,914	(17,564)	25,729,264
Miscellaneous Stock Grant (1)	(50,000)	—	—	(50,000)

Total Stock Plans Balance at September 30, 2012	13,689,914	12,006,914	(17,564)	25,679,264

(1)	Board approved stock grant on February 17, 2011 to the beneficiary of a deceased senior executive in recognition of services performed.
(2)	RSU with no deferral elections were released to grant recipients upon vesting.

The weighted average grant date fair value of options granted during the quarter ended September 30, 2012 was $3.29 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended September 30, 2012 was $1.8 million.

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.39-$2.99	1,830,709	1.51 years	$2.34	1,830,397	$2.34
$3.03-$3.59	1,659,223	4.94 years	$3.56	1,544,040	$3.56
$3.65-$4.80	2,048,917	5.47 years	$4.45	1,564,742	$4.39
$4.84-$5.31	1,430,990	5.16 years	$5.15	1,266,497	$5.14
$5.32-$6.08	1,677,370	7.83 years	$5.52	679,023	$5.50
$6.10-$6.25	1,280,326	5.46 years	$6.11	1,207,746	$6.11
$6.27-$7.02	1,985,979	8.33 years	$6.43	306,947	$6.89
$7.04-$8.39	93,400	7.62 years	$7.42	40,500	$7.84

$1.39-$8.39	12,006,914	5.57 years	$4.77	8,439,892	$4.35

	September 30, 2012	September 30, 2011
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	11,919,426	13,370,846
Aggregate intrinsic value (in thousands)	$27,111	$19,565
Weighted average exercise price per share	$4.76	$4.16
Weighted average remaining contractual term (in years)	5.55	5.17

Options Exercisable
Options currently exercisable	8,439,892	10,002,680
Aggregate intrinsic value of currently exercisable options (in thousands)	$22,674	$17,701
Weighted average exercise price per share	$4.35	$3.88
Weighted average remaining contractual term (in years)	4.38	4.10

As of September 30, 2012, the number of shares reserved for future grants under all option plans was 12,859,976. The number of shares available for future purchase under the Purchase Plan was 2,577,479.

Summary of Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Beginning outstanding balance	384,687	182,500
Awarded	205,000	232,500
Released	(12,313)	(5,251)
Forfeited	—	(25,062)

Ending outstanding balance	577,374	384,687

The weighted average grant date fair value of restricted stock units granted during the quarter ended September 30, 2012 and 2011 were $6.40 and $5.48 per unit, respectively.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	577,374	1.38	$4,059
Restricted stock units vested and expected to vest (1)	566,150	1.36	$2,805
Restricted stock units vested and deferred (2)	167,125	N/A	$1,175

Summary of Market-Performance Based Restricted Stock Units (“MSUs”)

MSU activity for the nine months ended September 30, 2012:

September 30, 2012
Beginning outstanding balance (3)	—
Awarded	235,000
Released	—
Forfeited	—

Ending outstanding balance	235,000

The weighted average grant date fair value of MSUs granted during the nine months ended September 30, 2012 was $8.01.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
MSUs outstanding	235,000	1.75	$1,652
MSUs vested and expected to vest (1)	226,857	1.74	$1,595
MSUs vested and deferred (2)	—	—	$—

(1) Net of expected forfeitures.

(2) Awards earned but receipt of shares deferred until employee leaves the Company.

(3) There were no MSUs granted in fiscal 2011.

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Maintenance and support	$35,282	$39,478
Other	3,096	5,284

	$38,378	$44,762
Less: current portion	(37,073)	(43,045)

Long-term deferred revenue	$1,305	$1,717

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

9. Subsequent Events

On October 22, 2012, the Company acquired Quiterian S.L., a privately held software company that provides visual data mining, social media analytics and predictive analytics for business and other non-technical users. Actuate acquired 100% of the outstanding shares held by the Quiterian shareholders for $5.2 million in cash. This purchase price was entirely paid upon closing, net of a 10% holdback. There are $3 million in potential additional payments which may be required over the next three year period. These payments are wholly dependent on the achievement of specific contingencies. The Company is currently evaluating the impact of this acquisition on the Company’s future financial statements.

Actuate had pledged $426,000 of restricted cash as collateral for standby letters of credit that guarantee its contractual obligations relating to its corporate headquarter facilities located at the Bridgepointe Campus in San Mateo, California. This restricted cash was classified as Other Deposits in the accompanying Consolidated Balance Sheet as of September 30, 2012. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and is now using the BayCenter Campus as its corporate headquarters. As a result of this move, in early October 2012, the restricted cash balance was no longer required as the Company’s contractual obligations relating to its previous corporate headquarter facilities ceased and the pledge of restricted cash as collateral for standby letters of credit were therefore released.

On August 2, 2012, the Board of Directors approved an ongoing extension of the Company’s share repurchase program. This extension authorized management to make additional repurchases of Actuate common stock up to an aggregate of $30 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, the volume of employee stock plan activity, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. Subsequent to September 30, 2012, through November 6, 2012, the Company has repurchased 236,000 shares totaling approximately $1.2 million in the open market under this stock repurchase plan.

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

Despite the recent global recession, we have continued to achieve profitability and positive cash flows during the year. Nevertheless, our business model and longer-term financial results are not immune to a sustained economic downturn. For example, the recent domestic and global economic downturn resulted in reduced demand for information technology, including enterprise software and services. The direction and relative strength of the global economy continues to be uncertain and makes it difficult for us to forecast operating results and to make decisions about future investments. Information technology spending has historically declined as general economic and market conditions worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. Such economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services. Furthermore, a significant portion of our revenues have historically been derived from customers in the financial services industry. The Company expects that it will continue to derive a significant portion of its revenues from these financial services customers for the foreseeable future. Unfavorable economic conditions have adversely impacted the financial services industry over the past several years. If this adverse trend were to continue, it would likely have a material adverse effect on the Company’s business, financial condition and results of operations.

We intend to continue to invest significant resources to expand our sales and engineering operations. In order to expand sales, we must establish additional foreign operations, expand our channel management and support organizations, hire additional personnel, recruit additional resellers and/or increase the productivity of existing resellers. Factors that may affect our operating results include the possibility of a prolonged period of limited economic growth or possible economic decline in and adverse effects of the ongoing sovereign debt crisis in Europe, including its expected negative impact on European economic growth versus the rest of the world; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in corporate spending and adverse economic conditions that may be specific to information technology and the software industry.

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

	Three Months Ended September 30, (in thousands except per share data)
	2012	2011	$ Change	% Change
Financial Summary
Total revenues	$32,179	$33,809	$(1,630)	(5)%

Total operating expenses	29,466	27,007	2,459	9%

Income from operations	2,713	6,802	(4,089)	(60)%
Operating margins	8%	20%	(12)%	(60)%

Net income	$107	$4,722	$(4,615)	(98)%

Diluted net income per share	$0.00	$0.09	$(0.09)

Shares used in diluted per share calculation	52,794	52,285

Financial Performance Summary for the quarter ended September 30, 2012 compared to September 30, 2011:

•	Increase in license revenues of 13%, or approximately $1.5 million. This increase was primarily the result of improved license sales in North America and Asia.

•	Decrease in services revenues of 14%, or approximately $3.1 million. This decrease was mainly driven by lower maintenance and support revenues as we experienced higher customer decline rates.

•

Decrease in operating margins driven by lower revenues and higher operating expenses. The increase in operating expense was mainly attributed to employee compensation cost as our overall average headcount increased by 7% during the third quarter of 2012 compared to the same period in 2011. Most of this increase was concentrated in sales and marketing as we increased the number of field sales reps. The increase in employee compensation was also driven by stock-based compensation due to a lower forfeiture rate which resulted in higher operating expenses.

•

Lower net income due to a higher effective tax rate. Following the Company’s evaluation of likely use of research and development (“R & D”) credits, a valuation allowance was recorded against California R & D credits in the third quarter of fiscal 2012 which significantly increased the effective tax rate as compared to the same quarter of the prior year.

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

Results of Operations

The following table sets forth certain consolidated statement of income data as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
License fees	41%	35%	41%	36%
Services	59	65	59	64

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	1	1	1	1
Cost of services	16	15	15	16
Sales and marketing	38	31	35	32
Research and development	19	17	17	19
General and administrative	17	14	16	16
Amortization of other purchased intangibles	1	1	1	1
Asset impairment	—	—	—	2
Restructuring charges	—	1	—	—

Total costs and expenses	92	80	85	87

Income from operations	8	20	15	13
Interest income and other income/(expense), net	1	3	1	(1)
Interest expense	—	—	(1)	(1)

Income before income taxes	9	23	15	11
Provision for income taxes	9	9	6	4

Net income	—%	14%	9%	7%

Revenues

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Revenues
License fees	$13,304	$11,815	$1,489	13%	$42,389	$35,914	$6,475	18%
Services	18,875	21,994	(3,119)	(14)%	60,854	63,721	(2,867)	(4)%

Total Revenues	$32,179	$33,809	$(1,630)	(5)%	$103,243	$99,635	$3,608	4%

% of Revenue
License fees	41%	35%			41%	36%
Services	59%	65%			59%	64%

Total Revenues	100%	100%			100%	100%

Our revenues are derived from license fees and services. Our services revenues include software maintenance and support, professional consulting and training. Our total revenues decreased 5% from $33.8 million for the quarter ended September 30, 2011 to $32.2 million for the quarter ended September 30, 2012. This decrease was primarily experienced in Europe and North America, where total revenues decreased by approximately $2.5 million compared to the third quarter of 2011. Partially offsetting these negative results was approximately $900,000 increase in revenues in Asia Pacific.

Our services revenue decreased 14% or approximately $3.1 million over the same quarter last year due largely to lower maintenance revenues. This decrease in maintenance revenues was primarily caused by maintenance renewal declines, and adverse currency exchange impacts. The weak economic environment, mainly in Europe also contributed to the decline in maintenance revenues during the quarter. It is important to note that we are currently transitioning from our legacy e.Reports product suite to our new BIRT based product offering. As our legacy products age, we have experienced higher than normal decline rates which may continue for the foreseeable future. In the mean time, BIRT is expected to become the dominant contributor to license and maintenance revenues. As this transition progresses, we expect to see our decline rate improve, consequently resulting in stronger maintenance growth rates in the future.

Professional services revenues also decreased during the third quarter of 2012 as a result of a weak macro environment. Additionally, we continue to experience an increase in the adoption of BIRT-based projects by our customers in 2012 compared to last year. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products.

Sales outside of North America were $7.1 million or 22% of total revenues for the third quarter of fiscal 2012, compared to $7.8 million, or 23% of total revenues for the third quarter of fiscal 2011. As a result of fluctuations in foreign currency exchange rates, our total revenues were negatively impacted by approximately $700,000 during the third quarter of fiscal 2012 compared to approximately $780,000 of exchange gains reported during the same period in the prior year.

For the first nine months of fiscal year 2012, the underlying reasons for the fluctuations in the various components of our revenues were similar to those experienced during the quarter as noted above. Revenues outside of North America increased by 17% from $22.3 million in the first nine months of fiscal 2011 to approximately $26 million in the first nine months of fiscal 2012.We completed two transactions in Asia which resulted in combined license revenues in excess of $1 million. Our license sales also increased in Europe during the first nine months of 2012 and included one transaction with license revenue in excess of $1 million while North America revenues remained relatively unchanged. The international revenues represented 25% of our total revenues versus 22% in the same period last year. As a result of fluctuations in foreign currency exchange rates, our total revenues were negatively impacted by approximately $1.3 million during the first nine months of fiscal 2012.

License fees. The increase in license revenues for the third quarter of fiscal 2012 over the same period in the prior year was due to improved product demand in North America and Asia. North America license sales increased 13% or approximately $1.2 million. Our license sales also increased in Asia by 237% or approximately $922,000 during the third quarter of 2012. These increases were partially offset by lower license revenues in Europe.

For the first nine months of fiscal 2012, the underlying reasons for the increase in the various components of our license revenues were similar to those experienced during the quarter as noted above. International license sales increased 52% or by approximately $3.5 million during the first nine months of 2012 compared to the first nine months of 2011. Our license sales increased in Europe by 43% or approximately $2 million and in Asia by 72% or approximately $1.5 million during the first nine months of 2012. North America license growth remained strong at approximately 10% or $2.9 million over the same period last year. As a result of fluctuations in foreign currency exchange rates, our license revenues were negatively impacted by approximately $400,000 during the first nine months of fiscal 2012.

During the third quarter of fiscal 2012, we completed two license transactions greater than $1 million and closed transactions greater than $100,000 with 66 customers. During the same period last year we completed two license transactions greater than $1 million and closed transactions greater than $100,000 with 57 customers.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
License Revenues
North America	$10,640	$9,426	$1,214	13%	$32,067	$29,133	$2,934	10%

Europe Middle East, and Africa (EMEA)	1,353	2,000	(647)	(32)%	6,656	4,646	2,010	43%
Asia Pacific and others	1,311	389	922	237%	3,666	2,135	1,531	72%

Total	$13,304	$11,815	$1,489	13%	$42,389	$35,914	$6,475	18%

% of total revenue	41%	35%			41%	36%

Services. Services revenues are comprised of maintenance and support, professional services, and training. The 14% overall decrease in services revenues was driven primarily by lower maintenance renewal revenues driven by higher maintenance renewal declines during fiscal 2011 and the first nine months of 2012. Maintenance revenues decreased 13% or by approximately $2.5 million in the third quarter of 2012 compared to the third quarter of 2011. This decrease in maintenance revenues was primarily caused by maintenance renewal declines, and adverse currency exchange impacts. The weak economic environment, mainly in Europe also contributed to the decline in maintenance revenues during the quarter. It is important to note that we are currently transitioning from our legacy e.Reports product suite to our new BIRT based product offering. As our legacy products age, we have experienced higher than normal decline rates which may continue for the foreseeable future. In the mean time, BIRT is expected to become the dominant contributor to license and maintenance revenues. As this transition progresses, we expect to see our decline rate improve.

Foreign currency exchange losses attributed to international maintenance revenues were approximately $530,000 during the third quarter of fiscal 2012 compared to approximately $540,000 of exchange gains reported during the same period in the prior year.

For the first nine months of fiscal year 2012, the underlying reasons for the changes in the various components of our services revenues were similar to those experienced during the quarter as noted above. The increase in services revenues in Asia for the first nine months of 2012 was mostly due to a large compliance transaction that included back maintenance in the first quarter, which consequently resulted in high services revenues for this region.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Services Revenues
North America	$14,424	$16,596	$(2,172)	(13)%	$45,144	$48,247	$(3,103)	(6)%
Europe Middle East, and Africa (EMEA)	3,446	4,368	(922)	(21)%	12,161	12,522	(361)	(3)%
Asia Pacific and others	1,005	1,030	(25)	(2)%	3,549	2,952	597	20%

Total Services	$18,875	$21,994	$(3,119)	(14)%	$60,854	$63,721	$(2,867)	(4)%

% of total revenue	59%	65%			59%	64%

By region, North America accounted for approximately 76% of the total services revenues in the third quarter of fiscal 2012 while Europe and Asia Pacific accounted for 18% and 6% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 75% of the total services revenues while the Europe and Asia Pacific regions accounted for 20% and 5% of the total services revenues, respectively. Foreign currency exchange losses attributed to international services revenues were approximately $560,000 during the third quarter of fiscal 2012 compared to approximately $570,000 of exchange gains reported during the same period in the prior year.

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Cost of license fees	$482	$424	$58	14%	$1,439	$1,366	$73	5%
% of license revenue	4%	4%			3%	4%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The increase in cost of license fees in absolute dollars for the third quarter and the first nine months of fiscal 2012, compared to the corresponding period was not significant. We expect our cost of license fees, as a percentage of revenues from license fees, to increase as a result of our acquisition of Quiterian which will result in additional amortization of purchased technology in the fourth quarter of 2012.

Cost of services

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Cost of services	$5,187	$4,998	$189	4%	$15,267	$15,653	$(386)	(2)%
% of services revenue	27%	23%			25%	25%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The increase in cost of services for the third quarter of 2012, compared to the same period last year was driven by higher stock based compensation due to a lower annualized forfeiture rate and merit increases which were effective July 1 of this year. Facilities related expenses also increased due to higher depreciation related to our new headquarter facility which we occupied in the third quarter of 2012. Partially offsetting these increases were lower commissions and third party consulting fees due to a decrease in professional services revenues.

For the nine months ended September 30, 2012, the underlying reasons for the changes in the various components of our cost of services were similar to those experienced during the quarter as noted above. Currently we expect our cost of services expenses as a percentage of total services revenues to remain at the current levels for the remainder of fiscal 2012.

Sales and marketing

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Sales and marketing	$12,067	$10,423	$1,644	16%	$35,811	$31,819	$3,992	13%
% of total revenue	38%	31%			35%	32%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Our overall sales and marketing expenses increased in the third quarter of 2012 compared to the corresponding period in the prior year due to approximately $1.3 million increase in employee compensation and related benefits. This increase was driven primarily by higher average sales headcount which increased by 19% or 30 employees between the third quarter of 2012 and the third quarter of 2011 as well as by higher stock based compensation due to a lower annualized forfeiture rate and merit increases which were effective July 1 of this year. Employee training and business travel increased during the third quarter of 2012 compared to the third quarter of 2011 due to our annual sales kickoff, which did not occur in 2011. We also experienced increases in marketing related expenses driven mainly by BIRT road shows and depreciation expense related to our new headquarter facility which we occupied in the third quarter of 2012. These increases were partially offset by lower third party commissions earned by our business partners in EMEA as license sales decreased in this region during the third quarter of 2012.

For the nine months ended September 30, 2012, the underlying reasons for the changes in the various components of our sales and marketing expense were similar to those experienced during the quarter as noted above. We currently expect our sales and marketing expenses as a percentage of total revenues to remain at the current levels for the remainder of fiscal 2012.

Research and development

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Research and development	$6,060	$5,830	$230	4%	$17,668	$18,480	$(812)	(4)%
% of total revenue	19%	17%			17%	19%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. Our overall research and development expense increased compared to the corresponding period in the prior year due to stock based compensation as a result of a lower annualized forfeiture rate and depreciation expense related to our new headquarter facility which we occupied in the third quarter of 2012.

For the nine months ended September 30, 2012, the decrease in research and development expense compared to the corresponding period in the prior year was primarily due to lower employee compensation and related benefits of approximately $1 million. This decrease was mainly driven by lower salaries as our average headcount decreased by 6% or 10 employees during fiscal 2012 compared to the corresponding period in the prior year. We believe that continued investments in technology and product development costs are essential for us to remain competitive in the markets we serve, and we expect our research and development expenses as a percentage of total revenues to remain at the current levels for the remainder of fiscal 2012.

General and administrative

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
General and administrative	$5,360	$4,885	$475	10%	$16,918	$15,623	$1,295	8%
% of total revenue	17%	14%			16%	16%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses in the third quarter of 2012 compared to the corresponding period in the prior year was driven mainly by approximately $550,000 of higher stock based compensation resulting from a lower annualized forfeiture rate, higher depreciation expense related to our new headquarter facility which we occupied in the third quarter of 2012, an increase in bad debt expense and approximately $168,000 of expenses related to our acquisition of Quiterian, which was announced on October 22, 2012. These increases were offset partially by lower litigation and audit related expenses incurred during the third quarter of 2012.

For the nine months ended September 30, 2012, the increase in general and administrative expenses compared to the corresponding period in the prior year was primarily due to higher stock base compensation and legal fees related to contract compliance matters pursued during the year. We expect our general and administrative expenses as a percentage of total revenues to remain at the current levels for the remainder of fiscal 2012.

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

Amortization of other purchased intangibles

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Amortization of other purchased intangibles	$289	$289	$—	—%	$867	$1,007	$(140)	(14)%
% of total revenue	1%	1%			1%	1%

Amortization expense decreased during the first nine months of 2012 as compared to the same period in 2011 due to the impairment of in-process research and development (“IPR&D”) related to our acquisition of Xenos. This IPR&D was amortized prior to impairment which occurred in June 2011. We continue to amortize the intangible assets purchased through the acquisition of Xenos on a straight-line basis over their estimated useful lives of seven years. For the remainder of fiscal 2012, we expect amortization expense related to other purchased intangible assets to as a result of our acquisition of Quiterian in the fourth quarter of 2012.

Restructuring charges

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Restructuring	$21	$158	$(137)	(87)%	$54	$889	$(835)	(94)%
% of total revenue	—%	1%			—%	—%

Our restructuring expense decreased significantly in the third quarter and the first nine months of 2012 compared to the same periods last year due to the fact that in mid 2011 we implemented a plan to restructure parts of our North America product development and global sales and marketing operations in order to align our cost structure with our business plan. As a result of the restructuring program, we reduced our global workforce by 26 positions and recorded approximately $1.2 million of restructuring charges related to employee severance arrangements and idle facilities in North America and Europe. In addition to these charges, we reversed approximately $283,000 of a previously accrued severance liability in 2011. This severance liability was initially recorded in December 2004 in connection with litigation related to a previous reduction in work force in Europe.

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

Interest and other income, net

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Interest and other income, net	$102	$170	$(68)	(40)%	$258	$474	$(216)	(46)%
Foreign exchange gain/(loss)	72	812	(740)	(91)%	505	(1,314)	1,819	(138)%

Total interest income and other income (expense), net	$174	$982	$(808)	(82)%	$763	$(840)	$1,603	(191)%
Interest expense	$(55)	$(136)	$81	(60)%	$(255)	$(781)	$526	(67)%

During the third quarter of 2012, we experienced currency exchange gains as a result of favorable revaluation of net monetary assets held by our subsidiaries in North America, partially offset by losses in Europe and Asia. In North America we experienced exchange gains as Canadian based net assets revalued positively against the U.S. Dollar while in Europe and Asia, net monetary assets held by our subsidiaries in U.S. Dollars revalued negatively as the U.S. Dollar became weaker against the Swiss Franc and the Singaporean Dollar. The revaluation of these currency amounts held by our subsidiaries is a required procedure in consolidating and reporting the financial results of our global operations. We also incurred lower interest expense as we fully paid-down the outstanding balance on our credit facility in early part of May 2011.

For the nine months ended September 30, 2012, the underlying reasons for the changes in the various components of interest and other income, net were similar to those experienced during the quarter as noted above.

Provision for income taxes

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2012	2011	Variance $’s	Variance %	2012	2011	Variance $’s	Variance %
Provision for income taxes	$2,725	$2,926	$(201)	(7)%	$6,182	$4,514	$1,668	37%
Effective tax rate	96%	38%			39%	39%

For the three months ended September 30, 2012, we recorded an income tax provision of $2.7 million, as compared to an income tax provision of $2.9 million for the same period last year. The decrease in the income tax provision for the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 is due to significantly lower profit before tax for the quarter. In addition, the expense for valuation allowance of $1.8 million recorded against California R & D credits in the third quarter of fiscal 2012 significantly increased the effective tax rate compared to the same quarter of the prior year.

For the nine months ended September 30, 2012, we recorded an income tax provision of $6.2 million, as compared to an income tax provision of $4.5 million for the same period last year. The increase in the income tax provision for the nine months of fiscal 2012 as compared to the nine months of fiscal 2011 is mainly due a valuation allowance of $1.8 million recorded against California R & D credits in the third quarter of fiscal 2012 which significantly increased the effective tax rate compared to the same period of the prior year. The effective rate before discrete items for both the three and the nine months ended September 30, 2012 was lower due to the increased mix of foreign earnings in lower tax jurisdictions as compared to the same period in the prior year.

We believe that it is more likely than not that the benefit from certain state R & D credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $1.8 million on the deferred tax assets relating to these state R & D credit carryforwards. If our assumptions change and we determine we will be able to realize these R & D credits, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of September 30, 2012, will be accounted for as a reduction of income tax expense.

During the three months ended September 30, 2012, the Company reduced its reserve for uncertain tax positions by approximately $323,000 due to the expiration of the statute of limitations on U.S. Federal R & D tax credits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company does not believe it is reasonably possible that its reserve for uncertain tax positions would materially change in the next 12 months.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility. The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during the first nine months of 2012. This data should be read in conjunction with the Consolidated Statements of Cash Flows.

(dollars in thousands)	As of September 30, 2012	As of September 30, 2011	Change $	Change %
Cash, cash equivalents and short-term investments	$74,600	$63,514	$11,086	17%
Working capital	$56,259	$39,391	$16,868	43%
Stockholders’ equity and non-controlling interest	$128,277	$113,483	$14,794	13%

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of September 30, 2012, approximately $30 million of the total $74.6 million of cash, cash equivalents and short term investments was held by our foreign subsidiaries. Currently, the foreign cash is not available to fund the U.S. operations. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans or cash requirements do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash flows from operating activities: Net cash provided by operating activities was $16.6 million, resulting from net income of $9.5 million, adjusted for $8.4 million in non-cash charges and $1.3 million in net change in operating assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, impairment of fixed assets, tax benefits related to stock benefit plans and other non-cash adjustments, and the change in valuation allowance on deferred income tax assets. Net change in operating assets and liabilities included a decrease in accounts receivables, accrued compensation and other liabilities primarily associated with payments of bonuses and commissions, payments of annual 401(k) Plan match for fiscal 2011, and payments of accrued audit and legal fees. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date decreased by 2 days from 60 days at September 30, 2011 to 58 days at September 30, 2012. Approximately 40% or $6.7 million of the net cash provided from operations was from a reduction in accounts receivable during the year. We continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our overall maintenance revenues comprised 54% of our total revenues in the first nine months of fiscal 2012 and we believe that future proceeds from maintenance renewals will be one of primary sources of our operating cash flows. It is important to note that we are currently transitioning from our legacy e.Reports product suite to our new BIRT based product offering. As our legacy products age, we have experienced higher than normal decline rates. We expect this trend to continue. In the mean time, BIRT is expected to become the dominant contributor to license and maintenance revenues. As this transition progresses, we expect to see our decline rate improve.

Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash used in investing activities for the nine months ended September 30, 2012 was approximately $11.7 million compared with cash provided of $25.8 million for the same period in fiscal 2011. The decrease in cash used in the first nine months of this year was mainly due to leasehold improvements associated with our new headquarters facility located at the BayCenter Campus in San Mateo, California which became available for occupancy in July 2012. The remaining change in cash used primarily relates to the timing of purchases and maturities of marketable securities. During the first nine months of 2011, we liquidated a large portion of our short-term investments in order to fully pay down the outstanding balance on our revolving line of credit with WFF. As a result of this liquidation which resulted in an increase in cash provided from investing activities for the nine months ended September 30, 2011.

Cash flows from financing activities: Cash used in financing activities was $4.4 million for the nine months ended September 30, 2012 compared to $30.6 million used during the same period in fiscal 2011. During the first nine months of 2012, we used approximately $16 million to repurchase 2,371,604 shares of our common stock compared with $5 million to repurchase 810,800 shares during the same period last year. The cash used for the repurchases were partially offset by proceeds from the exercise of employee stock options and related tax benefits during the first nine months of 2012 and 2011. During the first nine months of 2011, we used $40 million to fully pay down the outstanding balance on our revolving line of credit with WFF. This pay down was partially offset by proceeds from the exercise of employee stock options and related tax benefits during the first nine months of 2011.

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

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill (“WFF”) and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this credit facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this credit facility to complete the acquisition of Xenos, which was completed on February 1, 2010. There are no minimum pay-down requirements under the terms of this credit facility so long as we remain in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million and were fully paid as of September 30, 2012. These costs were capitalized and are being amortized over four years in the Company’s Consolidated Financial Statements. Such assets are reflected as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement was originally for a period of four years and was originally scheduled to expire on November 3, 2012.

In May 2011, the Company paid down the outstanding balance on its revolving line of credit. The Company used $40 million in cash and short-term investments in order to pay down this outstanding debt.

On December 29, 2011, the Company amended and re-negotiated its credit facility with Wells Fargo Capital Finance, LLC (“WFCF”). The amended credit facility provided for the following:

•	An extension of the original agreement entered in November 2008. The termination date was extended from November 3, 2012 to November 3, 2015,

•	Replacement of a $125,000 commitment fee that was payable on November 3, 2011 with a closing fee of $100,000 that was paid on December 29, 2011,

•	A 50% reduction in the applicable internal rate on the outstanding credit balance from 3.5% to 1.75%, and

•	A reduction in the unused line fee from 0.50% to 0.30% per year applied to the unutilized portion of the credit facility.

The remaining unamortized costs associated with the credit facility will be amortized from the date of amendment over four years.

As of September 30, 2012, there was no balance owed on this credit facility and the balance available under the revolving credit facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of September 30, 2012, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line on a monthly basis.

The following table represents costs related to the Company’s credit facility (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Interest expense	$—	$—	$—	$441
Amortization of debt issuance costs	17	72	51	216
Unused line fees	38	64	114	122

	$55	$136	$165	$779

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

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At September 30, 2012, the deferred rent liability balance related to the new lease totaled approximately $3.1 million and this balance gradually declines every month through May 2022 when contractual cash payments eventually exceed the straight-line lease expense. This deferred rent liability balance was classified under the long term accrued liabilities section of the Company’s Consolidated Balance Sheet at September 30, 2012. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and is now using the BayCenter Campus as its corporate headquarters.

Upon the execution of the new lease, Actuate delivered to the new landlord two letters of credit totaling $225,300. These letters of credit guarantee Actuate’s contractual obligations related to the BayCenter Campus in San Mateo, California.

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $1.2 million in the third quarter of fiscal year 2012 compared with approximately $862,000 in third quarter of fiscal year 2011. The increase in rent expense during the third quarter of 2012 compared with third quarter of last year was partially offset by approximately $142,000 of lower facilities related operating expenses.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$30,779	$4,235	$7,264	$5,632	$13,648
Interest and loan obligations (2)	470	152	305	13	—
Obligations for uncertain tax positions (3)	1,344	—	1,344	—	—

Total	$32,593	$4,387	$8,913	$5,645	$13,648

(1)	Our future contractual obligations include minimum lease payments under operating leases at September 30, 2012.
(2)	Includes estimated interest and commitment fees related to the revolving line of Credit Agreement with WFCF.
(3)	Represents the tax liability associated with uncertain tax positions. See discussion on obligations for uncertain tax positions in Note 12 of our Notes to the Consolidated Financial Statements of our Form 10-K for fiscal year 2011 filed with the SEC on March 9, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first nine months of fiscal years 2012 and 2011 we derived 27% and 22% of our total revenues from sales outside of North America, respectively. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized gains due to foreign exchange rate fluctuations was approximately $505,000 during the first nine months of fiscal 2012 compared to losses of approximately $1.3 million for the first nine months of fiscal 2011. During the first nine months of fiscal 2012, exchange rate fluctuations on foreign revenue transactions negatively impacted our total revenues by approximately $1.3 million when compared to the same period in the prior year while expenses were positively impacted by approximately $890,000.

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

•

We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or (losses) before income taxes. These hypothetical results are summarized in the table below as of September 30, 2012:

Estimated annual changes in currency exchange (in millions)
-15%	-10%	-5%	+5%	+10%	+15%
$ (4.8)	$(3.2)	$(1.6)	$1.6	$3.2	$4.8

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. There were no customers that accounted for more than 10% of total revenues in the twelve months ended September 30, 2012 or 2011.

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

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2012 (the Evaluation Date), Actuate Corporation carried out an evaluation under the supervision and with the participation of Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Actuate’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, (1) Actuate’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Actuate’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Actuate files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in Actuate’ internal control over financial reporting during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, Actuate’ internal control over financial reporting.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 25%, 22% and 19% for the first nine months of fiscal years 2012, 2011 and 2010, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2012. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 36%, 32%, and 58% of total revenues from license fees for the first nine months of fiscal years 2012, 2011 and 2010, respectively. The higher ratio of license fees through indirect channel partners experienced in fiscal 2010 was primarily attributed to the IBM transaction. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. Xenos Group’s business in the United Kingdom relies on the sale and support of third party software as a significant component of its business. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

Many of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources . These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing Business Intelligence, Performance Management, Enterprise Output Management and Rich Information Applications software products or significantly increase the functionality of their existing software products, either of which could result in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter the Business Intelligence, Performance Management, Enterprise Output Management and Rich Information Applications software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm the Company’s business, operating results and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended September 30, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
July 1, 2012 through July 31, 2012	—	$—	—	—
Month #2
August 1, 2012 through August 31, 2012	577,642	$6.90	577,642	—
Month #3
September 1, 2012 through September 30, 2012	285,100	$7.10	285,100	—

Total	862,742	$6.95	862,742	$24,000,000

(1)	The Company’s stock repurchase program was originally announced in September 2001 and has been extended from time to time by Actuate’s Board of Directors.

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

Actuate Corporation (Registrant)

Dated: November 7, 2012	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)