Form 10-K
period 2012-12-31
ACTUATE CORP
filed 2013-03-08
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes  ☐                 No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $318,118,331 based on the closing sale price as reported on The Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2013

Common Stock, $0.001 par value	47,735,963

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2012.

Annual Report on Form 10-K

for the fiscal year ended December 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K under “Business,” “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements include statements regarding Actuate’s expectations, beliefs or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements contained in this Report on Form 10-K after the date hereof or to conform such statements to actual results. Readers are cautioned not to place undue reliance on forward-looking statements and should carefully review the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein and the risk factors described in other documents Actuate files from time to time with the Securities and Exchange Commission, including current reports on Form 8-K and quarterly reports on Form  10-Q filed by Actuate during 2012.

PART I

ITEM 1.	BUSINESS

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate provides software and services to develop and deploy business analytics and customer communications applications. Applications built on ActuateOne®, a suite of integrated commercial products built around the open source BIRT (Business Intelligence and Reporting Tools) project with the Eclipse Foundation, deliver business and consumer insights to people throughout the enterprise. ActuateOne was created to ensure organizations are ready for the ongoing, exponential growth of Big Data and the proliferation of mobile touch devices. With ActuateOne organizations can design applications to provide all stakeholders, including employees, customers, partners and citizens, with content that they can easily understand, access and analyze relevant information to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Actuate’s goal is to ensure that all end users can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, opening up unexplored avenues for improving corporate performance.

Actuate’s telephone number is +1 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.com, www.birt-exchange.org, www.birtperformanceanalytics.com, www.xenos.com, www.birtondemand.com and www.quiterian.com. The information posted on our Web sites is not incorporated into this Annual Report.

Actuate Executive Officers

Actuate’s executive officers as of February 13, 2013 are as follows:

Name	Offices
Nicolas C. Nierenberg	Chairman of the Board and Chief Architect
Peter I. Cittadini	Director, President and Chief Executive Officer
Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer
N. Nobby Akiha	Senior Vice President, Marketing
Thomas E. McKeever	Senior Vice President, General Counsel, Chief Compliance Officer, Corporate Development and Secretary

Nicolas C. Nierenberg, 56, has been Chairman of the Board of Directors since he co-founded Actuate in November 1993 and became Actuate’s Chief Architect in August 2000. Mr. Nierenberg was also Chief Executive Officer of Actuate from November 1993 until August 2000 and President from November 1993 until October 1998. Prior to founding Actuate, from April 1993 to November 1993, Mr. Nierenberg worked as a consultant for Accel Partners, a venture capital firm, evaluating investment opportunities in the enterprise software market. Mr. Nierenberg co-founded Unify Corporation, which develops and markets relational database development tools. Mr. Nierenberg held a number of positions at Unify including, Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Engineering and Chief Technical Officer. Mr. Nierenberg is currently the CEO of Persyst Development Corporation and is on its Board of Directors.

Peter I. Cittadini, 57, has been Chief Executive Officer of Actuate since August 2000 and has been the President of Actuate since October 1998. Mr. Cittadini was Actuate’s Chief Operating Officer from October 1998 until August 2000 and served as Actuate’s Executive Vice President from January 1995 to October 1998. From 1992 to 1995, Mr. Cittadini held a number of positions at Interleaf, Inc., an enterprise software publishing company, including Senior Vice President of Worldwide Operations responsible for worldwide sales, marketing, customer support and services. From 1985 to 1991, Mr. Cittadini held a number of positions at Oracle Corporation, including Vice President, Northeast Division.

Daniel A. Gaudreau, 65, has been Senior Vice President, Operations and Chief Financial Officer since January 2006 and served as Senior Vice President, Finance and Administration and Chief Financial Officer from January 1999 through December 2005, and Vice President, Finance and Administration and Chief Financial Officer from February 1997 to January 1999. From January 1994 to February 1997, Mr. Gaudreau served as Vice President, Finance and Chief Financial Officer of Plantronics, Inc., a publicly traded telephone headset manufacturing company, where he was responsible for all financial and administrative operations. From January 1990 to January 1994, Mr. Gaudreau was Vice President, Finance and Chief Financial Officer at Ready Systems, an operating systems software company. Prior to that, Mr. Gaudreau spent two years at Apple Computer as the Controller of Fremont Manufacturing Operations, prior to which he spent 18 years at General Electric where he held various financial management positions.

N. Nobby Akiha, 55, has been Senior Vice President, Marketing since July 2006 and Vice President, Marketing from August 2000 to July 2006. From August 1994 to July 2000, Mr. Akiha was Vice President, Marketing and Business Development at Inference Corporation. From October 1993 to July 1994, Mr. Akiha was a Senior Consultant at Regis McKenna, Inc. Prior to that, Mr. Akiha was Director of Marketing Communications at Interactive Development Environments and a Group Product Manager at Oracle Corporation.

Thomas E. McKeever, 45, has been Senior Vice President, General Counsel, Chief Compliance Officer, Corporate Development and Secretary since January 2009 and served as General Counsel, Vice President Corporate Development and Secretary since May 2006. Mr. McKeever was formerly with Sun Microsystems,

Inc., was an associate in several law firms in the San Francisco Bay Area and served as a law clerk to the Honorable Lawrence T. Lydick of the United States District Court for the Central District of California (Orange County).

Industry Background

We believe organizations are readying their systems and processes for the ongoing, exponential growth of Big Data (large and diverse data sets) and the proliferation of mobile touch devices. These trends have created a necessity for technology that can bridge the gap between new interfaces presented by touch devices and the vast volume, variety and velocity of Big Data securely—without preprocessing and without requiring new investment in dated data storage mechanisms, such as data warehouses. Organizations need to deliver personalized information, to any size of end user community and ensure that sensitive applications and data are secured, all while meeting rising consumer performance expectations.

In parallel, we believe organizations are striving to maximize corporate performance by better analyzing, mining and presenting the information captured by applications implemented to manage business areas such as sales, marketing, services, finance, manufacturing, distribution and human resources. Organizations have also been seeking to use data to make informed decisions regarding day-to-day operations and to formulate high-level strategy. These efforts have been largely unsuccessful due to the hard-to-use nature of traditional BI and analytics tools and a shortage of individuals that have the skills to access and manipulate Big Data sources to answer complex business questions.

ActuateOne—Business Intelligence, Analytics and Reporting:    Actuate offers ActuateOne for customers to develop and deploy custom Business Intelligence, analytic and customer facing information applications targeting browsers and mobile touch devices. These applications deliver rich, interactive content and analysis hosted in cloud, Platform-as-a-service (PaaS) and on-premises deployments. ActuateOne is built on BIRT, an open source project that Actuate founded and co-leads. BIRT is used by more than 2 million developers around the globe and has been downloaded over 12 million times.

ActuateOne seeks to fulfill the vision that Actuate has maintained since the inception of BIRT: to redefine information consumption by moving away from sets of disparate tools to a composite of capabilities within a single environment on any data set. ActuateOne provides one infrastructure for development and deployment, utilizing one design, one server and one unified end-user experience to meet the dynamically changing needs of information consumers. The BIRT iHub, the centerpiece of ActuateOne enables organizations to connect to virtually any data source, including Big Data, to perform analysis, predictive analytics and visual data mining.

ActuateOne seeks to assure that 100% of users inside and outside the firewall can gain value from all enterprise information assets, including their Big Data stores. ActuateOne provides a platform upon which Global 9000 organizations (companies with annual revenues greater than $1 billion) and packaged application software vendors develop and deploy mission-critical BI, analytics, customer communications and information applications that deliver visually rich, interactive content. Such applications retrieve business information from distributed data stores such as Hadoop, relational databases, real-time data feeds and print streams to deliver as dashboards, interactive web pages, spreadsheets, mobile content and visual analytic capabilities to customers, partners and employees around the globe. Flexible deployment options can support all projects, no matter how small or large. Our products and services are used by our customers to develop and deploy applications across a range of business functions including financial management, sales management, account management, and customer self-service.

Actuate offers a complete suite of licensable, BIRT-based BI, analytics, visual data mining and reporting features within the integrated ActuateOne suite, providing 64-bit, in-memory analytics, user configurable dashboards, ad-hoc query, interactive mobile and web content, brochure-quality reporting, and spreadsheet analysis. These capabilities are powered by a single BIRT-based design and deployed with Actuate’s BIRT iHub to assure continuous, yet personalized BI and information application experience that maximizes user adoption.

BIRT iHub provides multiple options for ActuateOne solutions:

BIRT onDemand:    In 2010 Actuate introduced BIRT onDemand, Actuate’s PaaS for BI, analytics and reporting. BIRT onDemand supports the current version of BIRT and comes with an intuitive user interface that delivers all the features of ActuateOne including end user configurable dashboards, in-memory analytics, ad-hoc authoring, mobility and interactive reports. BIRT onDemand provides a unique, multi-vendor, multi-tenant platform for BIRT-based cloud applications offering the flexibility of both end-user and “instance-based” subscription models.

Customer Communications Management:    In November 2012, ActuateOne for Customer Communications Management (CCM) was introduced as a solution to manage high volume customer communications for the enterprise. It delivers an integrated solution for enterprises to design, process, store and deliver customer communications without the need to assemble disparate applications. ActuateOne for CCM, assists organizations in aggregating customer data for campaign analysis, creating targeted customer communications, meeting regulatory archival requirements and delivering communications to customers via their desired channels, whether through mail or digital channels such as online and mobile devices.

Performance Analytics:    ActuateOne for Performance Analytics is designed to deliver business user driven data discovery, analysis, and performance improvement at all organizational levels on a single platform. It is available both on-premise and in the cloud, and is realized through a collaborative self-service environment. Using ActuateOne for Performance Analytics, users can build their own or access pre-built tactical, operational and strategic dashboards and scorecards. Alternatively, users can access visual data mining, social media and predictive analytic capabilities to analyze, manage and improve complex business variables with minimal reliance on IT.

BIRT Analytics:    The latest addition to ActuateOne, BIRT Analytics is a standalone analytics tool that dramatically simplifies data analysis, providing analysts and business users with functionality to make better decisions in the age of Big Data. BIRT Analytics combines the ease of use of desktop-centric data discovery tools with the power of sophisticated analytic products typically reserved for data scientists.

Strategy

Our goal is to be the leader in delivering custom BI, analytic, customer communications and information applications by increasing the richness, interactivity and effectiveness of enterprise information for everyone, everywhere. Actuate delivers ActuateOne for both customer and employee-facing applications deployed on premises, to mobile touch devices or in the cloud. ActuateOne boasts unmatched scalability, high-performance, reliability and security. Its capabilities and collaborative development architecture are backed by the world’s largest open source business application developer community using BIRT, the Eclipse Foundation’s only top level Business Intelligence and reporting project. Key elements of our strategy include:

Extend Technology Leadership.    Since inception, we have focused our research and development efforts on developing core technologies that address the extreme requirements of developing and deploying enterprise class Business Intelligence, Customer Communications and Performance Analytics information applications. Our products integrate a number of advanced technologies, including patented methods of processing a query joining data stored in different repositories; providing page level security in a report; LDAP integration; advanced viewing technology incorporating Java, PDF, DHTML, Unicode, XML, AJAX, Flash and Web services; patented methods of storing and accessing data and semi-structured data; a multi-tier architecture; Web access and delivery technology; Enterprise Information Integration (EII) data access technology; patented spreadsheet technology; patent-pending assistive technology for the visually impaired; and intuitive Performance Management interfaces such as Briefing Books. The Company was granted one patent during 2012. We believe that we provide a leading open standards based BI platform and we intend to extend this leadership position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies when and if appropriate.

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

Focus on Key Application Areas.    We believe our technology is uniquely focused to meet customer requirements for custom BI and information applications for specific business functions such as financial management, customer self-service, customer statement delivery and management, sales management, account management, workforce management and Performance Management. We intend to continue to focus on these areas within our sales and marketing functions as well as provide more complete customer information solutions through targeted partnering and technology development.

Expand Market Leadership Position through Strategic Relationships.    To accelerate the adoption of our products, we have established strategic relationships with leading software application vendors, systems integrators, consulting firms, specialized Performance Management consultants and development partners. We intend to further develop our existing strategic relationships and enter into new partnerships to expand our market presence and leadership.

International Presence.    Outside North America, we have established subsidiaries in a number of countries and have reseller relationships throughout Europe, Middle East and Asia/Pacific region. We have localized versions of our products in French, German, Spanish, and Japanese and we also support Chinese, Korean, and right-to-left reporting. We intend to grow our international operations by expanding our indirect distribution channels worldwide and by continuing the localization of our products in selected markets. International sales accounted for 24%, 21%, and 21% of our total revenues in 2012, 2011, and 2010, respectively.

Leverage Open Source.    We are building a growing community of developers that have adopted BIRT. We offer a number of value added commercial products and services that build on the open source BIRT project that increase the interactivity, security, scalability and reliability of custom BI and information applications and we intend to offer additional commercial products and services including those based on Xenos Customer Communications Management and BIRT Analytics’ visual data mining and predictive analytics technology in the future.

Leverage Professional Services Capabilities.    We have established successful relationships with our customers by serving as an advisor in developing and deploying Business Analytics and information applications. Our direct Professional Services capabilities provide services to address areas such as application development strategy, project management, security integration and application design. In addition, we offer similar high-quality Professional Services capabilities through third-party alliances and are currently focused on the development of relationships with global and national systems integrators. By offering our clients a broad range of Professional Services on a global basis, we believe that we can broaden market awareness about the advantages of our platform and of BIRT and create opportunities to sell new or additional products to clients.

Products and Technology

ActuateOne

ActuateOne describes Actuate’s flagship product suite, consisting of commercial BIRT-based products and features to efficiently develop and deploy custom Business Analytics and customer facing information applications. These ActuateOne applications are developed using BIRT and deployed on the BIRT iHub and include rich data visualizations, such as dashboards, analytics, interactive reports presented on web pages and mobile devices.

ActuateOne extends Eclipse BIRT to deliver rich, highly interactive enterprise and customer-facing information applications. Organizations that want to visualize structured data and documents as custom Business Analytics and customer facing information applications with BIRT as its foundation can use the product line to:

•	Build information-rich interactive content using BIRT: including HTML5-based visualizations, dashboards and dynamic statements for any interface or device.

•	Leverage Actuate’s industry leading performance, scale, reliability and security.

•	Develop BIRT applications efficiently: using a developer-centric design environment and open Application Programming Interfaces (“APIs”).

The release of ActuateOne builds on the Company’s strategy to drive cost effective, efficient commercial deployment of custom Business Analytics and customer facing information applications by:

•

Lowering resource costs associated with application development, maintenance and deployment by tapping into the skill sets and shared resources of a large and growing community of Eclipse and BIRT developers.

•

Increasing developer agility and productivity, by promoting interoperability and standards-based development, extensibility and integration to allow BIRT to fit seamlessly and effortlessly within today’s and tomorrow’s environments.

•

Striving to meet continuously evolving self-service requirements by encouraging user participation across the community from developers to everyday consumers. These users can refine their own information for their personal and current need through a variety of interactive features and engaging interfaces.

•

Introducing licensing models and practices that offer purchasing flexibility without compromising the value of the software. Customers have the flexibility to license Actuate products on a per CPU Core basis for performance and scalability; on a capacity-based work unit basis for pace-based value; on a Named User basis for installation flexibility, and on instance-based capacity for cloud-centric flexibility. OEMs and resellers can also license the product and upon application based usage or on a royalty basis. While many of these practices are product or situationally specific, these alternatives offer choices for customers and projects large and small.

BIRT

In August 2004 Actuate joined a community committed to the implementation of a universal platform called the Eclipse Foundation (“Eclipse Foundation”) as strategic developer and board member. Actuate proposed the BIRT project to the Eclipse open-source community for review at the same time. The Eclipse Foundation approved the project in September 2004. Actuate is co-leading the development of BIRT, the industry’s first open Business Intelligence and Reporting platform, which was first made available in June 2005. A new version of BIRT has been released in the June timeframe annually.

BIRT has a global developer base of over 2 million and has been downloaded more than 12 million times.

BIRT Designer Pro is based on the Open Source Eclipse BIRT Designer. This thick client, developer tool creates BIRT designs, metadata definitions, cube definitions, ad-hoc templates, reusable components and reports used by professional application developers and report developers to build dynamic, interactive custom Business Analytics and information applications. Commercial features added to the open source include hundreds of Adobe Flash and HTML5-based animated graphical widgets, commercial data connectors and JDBC drivers for popular databases, drivers to access BIRT report and Xenos-parsed documents as data sources, design perspectives for creating metadata, building cubes and traversing data lineage.

BIRT includes a built-in interactive viewer for content review and also connects and publishes project contents to BIRT iHub in one click. It also publishes content to BIRT onDemand accounts.

BIRT iHub

BIRT iHub powers, integrates and manages BIRT-based information and analytic applications in the new age of mobility and big data. This scalable platform generates, manages and securely delivers interactive, actionable business information to employees, customers and partners. BIRT iHub can integrate information from any data source and application, and can be phased in, adding features and resources as required.

The BIRT iHub is designed to broaden the ActuateOne infrastructure so that organizations can nimbly deploy solutions designed to:

•	Access and combine increasingly diverse data sources, including Big Data, cloud and social media to understand more about their business;

•	Cater to increased consumption of information on touch devices, such as tablets and smartphones;

•	Visualize, profile, associate and mine huge sets of information to quickly and easily discover, analyze and even predict key business outcomes to improve competitive advantage;

•	Allow information-centric applications to evolve with user needs, thus enabling deployment of a larger number of simple apps for wider audiences;

•	Accelerate development cycles and creation of applications that deliver a faster time to value;

•	Take advantage of flexible virtualization to scale and contract their applications as appropriate in public/private/hybrid clouds and via SaaS and PaaS environments;

•	Allows any IT staffer to efficiently deploy as developers become less specialized and their skills sets become more horizontal;

•	Embrace emerging data management and mobile technologies.

BIRT Analytics

BIRT Analytics is an interrogative tool designed to allow business users to uncover trends, visually mine for unknown correlations, or perform time-series extrapolation for forecasts on both traditional and Big Data assets such as social media, Internet data, machine generated data and traditional corporate sources. BIRT Analytics supports:

•	Fast results—Business users go from raw data to analysis in minutes without IT intervention;

•	Visual Data Mining—Users explore, find correlations, perform set analysis, profile data, etc. in a highly visual environment;

•	Predictive Analytics—Analysts can predict outcomes using time-series analysis;

•	Big Data sources—User can integrate Hadoop®, social, web statistics, demographics and corporate data all at once

•	Very fast data acquisition turn-around times—Analysts can work quickly, even with billions of records

BIRT Analytics insights feed KPIs, dashboards, reports, customer communications and mobile content, which can then be shared across the organization via the ActuateOne platform.

ActuateOne for Customer Communications Management

ActuateOne for CCM is designed to give customers the flexibility to integrate individual components within their existing infrastructures or to deploy the complete solution to manage the end-to-end process of enterprise customer communications, including:

•

Data Acquisition and Analytics:    Delivering the right messages to relevant customers is the key to successful campaigns. ActuateOne for CCM brings Actuate’s industry leading analytics to customer communications management, enabling organizations to create market driven strategies through the analysis of customer data. Communications can be defined to insert directed trans-promo, next best actions and targeted marketing messages tailored to each targeted customer segment.

•

Document Composition:    Creating customer communications by taking raw data from varying data sources to create targeted and personalized customer communications for both modern interactive and traditional print delivery. Through the use of definable templates, ActuateOne for CCM enables organizations to more quickly create customer communications with organizational branding, customer data and messages for different customer segments.

•

Document Processing and Transformation:    ActuateOne for CCM is designed to manage the end to end communications process from data acquisition to analysis, composition, archive and delivery to end consumers for print and electronic consumption. It is designed to automate the process for communicating with storage archives by extracting data for metadata indexes and enabling transactional data for seamless search and retrieval. With the ability to define and automate business processes, ActuateOne for CCM is designed to give administrators the ability to control, log and audit the entire communications process.

•

Electronic Archiving:    ActuateOne for CCM is designed to provide the storage capabilities to efficiently search and retrieval, and enable the retention and disposition of documents to satisfy industry specific regulatory requirements. With its built-in system audit, logging and reports, ActuateOne for CCM provides a 360° view of the system, letting administrators identify potential concerns before they become problems and performance bottlenecks.

•

Multi-channel Delivery:    ActuateOne for CCM is designed to enable organizations provide customer communications across multiple delivery channels. It facilitates secure internal and external access of customer communications, enabling organizations to efficiently deliver content to internal users and online to external end customers. ActuateOne for CCM leverages a single composition design to enable delivery for print, web, mobile and touch devices.

•

Portal Technology:    ActuateOne for CCM is designed to connect customer facing applications with relevant content to increase functionality. This solution delivers communications in traditional static formats like PDFs for simple statement review, as well as interactive formats that allows users to aggregate, manipulate and graph data directly within the customer facing application.

ActuateOne for Performance Analytics

ActuateOne® for Performance Analytics is an integrated solution is designed so that all levels in an organization can discover trends and anomalies, analyze key business processes and drive performance improvements. ActuateOne for Performance Analytics sits on top of BIRT iHub, and is designed based on Actuate’s experience of delivering over 600 performance improvement deployments.

ActuateOne for Performance Analytics is designed to deliver an end to end solution to create tactical, operational and strategic dashboards and scorecards from any enterprise data; allowing business users to visualize, discover, analyze, manage and improve complex business processes in a single, collaborative environment—with minimal reliance on IT. Unlike traditional performance analytics products, ActuateOne for Performance Analytics is designed to move beyond simple data display, to deliver a comprehensive view of enterprise intelligence—allowing users to understand the cause and effect of business events against key metrics and KPIs, as well as to collaboratively see relationships that generate insights to improve performance.

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

Professional Services

Our Professional Services organization provides high value consulting services to customers developing and deploying BI and information applications using our products. These services include application development strategy, project management, security integration and application design. We also actively recruit and train third party consulting firms to provide consulting services for our products. Due to the critical nature of customer BI and information applications built with our industry leading platform, we believe that our Professional Services group and relationships with our consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy Actuate-based applications. In addition, we offer, directly and through our network of certified training partners, classes and training programs for our products.

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

We have development centers located in San Mateo, California; Overland Park, Kansas; Shanghai, China; Barcelona, Spain and Toronto, Canada. Research and development expenses were approximately $24.0 million, $24.3 million, and $24.8 million in fiscal years 2012, 2011, and 2010, respectively. We intend to continue to invest in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend on our ability to create products that directly address our customers’ needs, are of high quality, and leverage the latest technological innovations. These products must also support current and future releases of popular operating systems platforms, development languages, databases, Internet standards, and enterprise software applications. We intend to maintain and improve our current product line and to timely develop or acquire new products. Our ability to achieve future revenue growth will depend in large part on the market acceptance of our current and future products.

Competition

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and new product releases by our competitors that are marketed to compete directly with our products. Our competition comes in five principal forms:

•

Competition from current or future Business Intelligence, data discovery and Big Data software vendors such as Information Builders, Qlik Tech, Pentaho, Jaspersoft, MicroStrategy and Tableau, each of which offers reporting products;

•

Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell BI, Analytics, Customer Communications Management, Big Data and Performance Management capabilities as separate products or include similar functionality with their applications or databases;

•

Competition from other software vendors and software development tool vendors including providers of open-source software products that may develop scalable custom Business Analytics, Performance Management, Customer Communications Management, Big Data and Information Applications products;

•

Competition from the IT departments of current or potential customers that may develop scalable custom Business Intelligence, Analytics, Performance Management, Customer Communications Management, Big Data and information applications products internally, which may be cheaper and more customized than the Company’s products; and

•	Competition from BIRT. The Company expects that BIRT, which is free, may in the short term cannibalize some smaller sales of its custom Business Intelligence and information applications products.

Most of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing BI, Analytics, Customer Communications Management and Performance Management applications or significantly increase the functionality of their existing reporting software products. We expect additional competition as other established and emerging companies enter the BI and information applications market and new products and technologies are introduced.

Intellectual Property Rights

We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to click-wrap or signed license agreements that impose certain restrictions on licensees’ ability to utilize the software. In addition, we take precautions to avoid disclosure of our intellectual property. These precautions include requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We seek to protect our software, documentation, and other written materials under trade secret patent, copyright and trademark laws, which afford only limited protection. We also have a small number of issued and pending U.S. patents expiring at varying times ranging from 2015 to 2030. The expiration of any such patents would not have a material effect on our business.

Employees

As of December 31, 2012, we had 622 full-time employees, including 208 in sales and marketing, 180 in research and development, 120 in services and support, and 114 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage.

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

Financial Information about Segments and Geographic Areas

We have one reporting segment (see note 1 to our consolidated financial statements). Refer to our consolidated financial statements and related footnotes for details and discussions regarding our revenues, profit, total assets and other financial information about the geographic areas in which we are engaged in business.

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

OUR DEBT COVENANTS IN OUR CREDIT AGREEMENT RESTRICT OUR FINANCIAL AND OPERATIONAL FLEXIBILITY.

Our Credit Agreement contains a number of financial covenants, which, among other things, may require us to maintain specified financial ratios and impose certain limitations on us with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. Our ability to meet the financial ratios can be affected by operating performance or other events beyond our control, and we cannot assure you that we will meet those ratios and failure to do so may cause an event of default under the Credit Agreement. Our indebtedness under the Credit Agreement is secured by a lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. If the amounts outstanding under the Credit Agreement were accelerated due to an event of default, the lenders could proceed against such available collateral by forcing the sales of these assets.

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

Generally, acquisitions including that of Quiterian S. L. involve numerous risks, including the following:

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

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that the Company’s current or future products infringe their intellectual property rights. The Company has been subject to infringement claims in the past and it expects that companies in the Business Intelligence, Analytics, Big Data, Performance Management and Customer Communications Management software market will increasingly be subject to infringement claims as the number of products and/or competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in significant litigation and other expenses, divert management’s attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of product infringement against the Company and its failure or inability to license the infringed or similar technology could materially harm the Company’s business, operating results and financial condition.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 24%, 21% and 21% for fiscal years 2012, 2011 and 2010, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 32%, 31%, and 58% of total revenues from license fees for fiscal years 2012, 2011 and 2010, respectively. The higher ratio of license fees through indirect channel partners experienced in fiscal 2010 was primarily attributed to the IBM transaction. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST ITS CURRENT AND FUTURE COMPETITORS.

The Company’s market is intensely competitive and characterized by rapidly changing technology, evolving standards and product releases by the Company’s competitors that are marketed to compete directly with the Company’s products. The Company’s competition comes in five principal forms:

•

Competition from current or future Business Intelligence, data discovery and Big Data software vendors such as Information Builders, Qlik Tech, Pentaho, Jaspersoft, MicroStrategy and Tableau, each of which offers reporting products;

•

Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell BI, Analytics, Customer Communications Management, Big Data and Performance Management capabilities as separate products or include similar functionality with their applications or databases;

•

Competition from other software vendors and software development tool vendors including providers of open-source software products that may develop scalable custom Business Analytics, Performance Management, Customer Communications Management, Big Data and Information Applications products;

•

Competition from the IT departments of current or potential customers that may develop scalable custom Business Intelligence, Analytics, Big Data, Performance Management, Customer Communications Management and information applications products internally, which may be cheaper and more customized than the Company’s products; and

•

Competition from Eclipse BIRT. The Company expects that BIRT, which is free, may in the short term cannibalize some smaller sales of its custom Business Intelligence and information applications products.

Many of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources than it does. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing Business Intelligence, Analytics, Big Data, Performance Management and Customer Communications Management software products or significantly increase the functionality of their existing software products, either of which could result in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter the Business Intelligence, Analytics, Big Data, Performance Management and Customer Communications Management software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm the Company’s business, operating results and financial condition.

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

The Company cannot be certain that the market for Business Intelligence, Analytics, Customer Communications Management, Big Data and Performance Management software products will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for Business Intelligence, Analytics, Customer Communications Management, Big Data and Performance Management software products declines, fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its Business Intelligence, Analytics, Customer Communications Management, Big Data and Performance Management related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about Business Intelligence, Analytics, Customer Communications Management, Big Data and Performance Management software and products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be materially harmed.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an annual basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting are ongoing. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and has concluded that our internal control over financial reporting was effective. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

There were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As a result of the complexities inherent in Business Intelligence, Analytics, Customer Communications Management, Big Data and Performance Management software, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company’s products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm the Company’s business, operating results and financial condition. If the Company fails to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, the Company’s business, operating results and financial condition would be harmed.

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

The Company has developed a BIRT open source product through its involvement in the Eclipse Foundation. The Company believes that BIRT and a commercial version of BIRT will be widely adopted by Java developers and will result in such developers recommending to their employees and customers that they license the Company’s commercially available products. If BIRT does not achieve market acceptance and result in promoting sales of commercial products, the Company’s business, operating results and financial condition may be harmed.

THE SUCCESS OF THE COMPANY’S OPEN-SOURCE BIRT INITIATIVE IS DEPENDENT ON BUILDING A DEVELOPER COMMUNITY AROUND BIRT AND CONVERTING THEM TO COMMERCIAL OFFERINGS.

The success of the Company’s BIRT initiative is dependent on the open source contributions of third-party programmers and corporations, and if they cease to make these contributions to the Eclipse open source project, the BIRT project, or the general open source movement, the Company’s BIRT product strategy could be adversely affected. If key members, or a significant percentage, of this group of developers or corporations decides to cease development of Eclipse, BIRT or other open source applications, the Company would have to either rely on another party (or parties) to develop these technologies, develop them itself or adapt its open source product strategy accordingly. The Company must convert some open source BIRT developers to purchasing commercial products. This could increase the Company’s development expenses, delay its product releases and upgrades or adversely impact customer acceptance of open source offerings.

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

THE PROTECTION OF OUR PROPRIETARY RIGHTS MAY BE INADEQUATE.

The Company has a small number of issued and pending U.S. patents expiring at varying times ranging from 2015 to 2028. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and license keys to protect its proprietary technology. For example, the Company licenses its software pursuant to click-wrap or signed license agreements that impose certain restrictions on licensees’ ability to utilize the software. In addition, the Company seeks to avoid disclosure of its intellectual property, including by requiring those persons with access to its proprietary information to execute confidentiality agreements with the Company and by restricting access to its source code. The Company takes precautions to protect our software, certain documentation, and other written materials under trade secret and copyright laws, which afford only limited protection.

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

THE COMPANY’S COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of the Company’s common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in its operating results;

•	Changes in the economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products, including open source products, or new contracts announced by it or its competitors;

•	Developments with respect to copyrights or proprietary rights;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of Business Intelligence, Analytics, Big Data, Performance Management and Customer Communications Management software;

•	Adoption of new accounting standards affecting the software industry; and

•	Changes in financial estimates by securities analysts.

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

Actuate’s properties consist of leased facilities for sales and marketing, research and development, services and support and administrative personnel. Actuate’s headquarters facilities consist of approximately 58,000 square feet of office space in the San Mateo BayCenter Campus in San Mateo, California.

Actuate also leases office facilities in various locations in the United States and abroad. All facilities are leased under operating leases.

ITEM 3.	LEGAL PROCEEDINGS

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that neither the ultimate outcome of any of these actions nor ongoing litigation expense will not have a material effect on our financial position or results of operations.

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

	High	Low
First Quarter of Fiscal 2011	$5.96	$4.63
Second Quarter of Fiscal 2011	$5.86	$4.94
Third Quarter of Fiscal 2011	$6.74	$5.39
Fourth Quarter of Fiscal 2011	$6.72	$5.15
First Quarter of Fiscal 2012	$6.54	$5.57
Second Quarter of Fiscal 2012	$7.25	$6.20
Third Quarter of Fiscal 2012	$7.15	$6.00
Fourth Quarter of Fiscal 2012	$6.96	$5.00

According to the records of our transfer agent, as of February 28, 2013, Actuate had 87 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include, as one record holder each such brokerage house or clearing agency).

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

The following graphs compare:

I.	The cumulative total stockholder return on the common stock of the Company from December 31, 2007 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 31, 2012 (the last trading day of the fiscal year ended December 31, 2012) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Index”), (ii) the Dow Jones U.S. Software Composite Index (the “Dow Jones U.S. Software Index”) and (iii) the RDG Software Composite Index ( the “RDG Software Index”). This graph assumes the investment of $100 on December 31, 2007 in the common stock of the Company, the Nasdaq Index and the Dow Jones U.S. Software Index.

II.	The cumulative total stockholder return on the common stock of the Company from December 31, 2011 to December 31, 2012 with the cumulative total return of (i) the Total Return Index for the “Nasdaq Index”, (ii) the Dow Jones U.S. Software Composite Index (the “Dow Jones U.S. Software Index”) and (iii) the RDG Software Composite Index (the “RDG Software Index”). This graph assumes the investment of $100 on January 1, 2012 in the common stock of the Company, the Nasdaq Index and the Dow Jones U.S. Software Index.

The comparisons in the graphs above are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended December 31, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
October 1, 2012 through October 31, 2012	—	$—	—	—
Month #2
November 1, 2012 through November 30, 2012	1,296,000	$5.17	1,296,000	—
Month #3
December 1, 2012 through December 31, 2012	539,200	$5.31	539,200	—

Total	1,835,200	$5.21	1,835,200	$14,441,558

(1)	The Company’s stock repurchase program was originally announced in September 2001 and has been extended from time to time by Actuate’s Board of Directors.

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

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with the Consolidated Financial Statements and Notes thereto that are included elsewhere in this Form 10-K. The Consolidated Statements of Income data for the years ended December 31, 2012, 2011 and 2010 and the Consolidated Balance Sheet data as of December 31, 2012 and 2011 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Income data for the years ended December 31, 2009 and 2008 and the Consolidated Balance Sheet data as of December 31, 2010, 2009 and 2008 are derived from audited Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues:
License fees	$57,886	$49,172	$49,155	$36,146	$39,989
Services	80,933	85,771	82,317	83,187	91,001

Total revenues	138,819	134,943	131,472	119,333	130,990

Costs and expenses:
Cost of license fees	1,918	1,887	2,219	934	1,396
Cost of services	20,349	20,682	19,692	17,843	23,330
Sales and marketing	49,792	42,432	40,484	41,747	51,830
Research and development	23,996	24,272	24,850	20,267	22,035
General and administrative	22,508	20,903	23,767	20,315	18,470
Amortization of purchased intangibles	1,203	1,296	1,880	680	948
Asset impairment	—	1,681	—	—	—
Restructuring charges	496	889	968	348	1,506

Total costs and expenses	120,262	114,042	113,860	102,134	119,515

Income from operations	18,557	20,901	17,612	17,199	11,475
Interest income and other income (expense), net	235	(355)	(1,579)	294	901
Interest expense	(361)	(936)	(1,721)	(1,404)	(116)

Income before provision for income taxes	18,431	19,610	14,312	16,089	12,260
Provision for (benefit from) income taxes	8,128	7,623	3,665	3,910	(1,318)

Net income	$10,303	$11,987	$10,647	$12,179	$13,578

Basic net income per share (1)	$0.21	$0.25	$0.24	$0.27	$0.23

Shares used in basic net income per share calculation (1)	49,033	47,309	45,065	45,131	60,025

Diluted net income per share (1)	$0.20	$0.23	$0.22	$0.25	$0.21

Shares used in diluted net income per share calculation (1)	52,452	51,497	49,133	49,396	65,049

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$66,450	$67,428	$79,324	$75,531	$58,441
Working capital	50,548	44,875	53,306	54,114	20,701
Total assets	192,515	176,904	195,631	169,764	150,512
Notes payable	843	—	40,000	30,000	30,000
Stockholders’ equity and non-controlling interest	125,357	116,863	92,622	76,019	56,248

(1)	See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic net income per share and diluted net income per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

General

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate provides software and services to develop and deploy custom Business Intelligence, Analytics, Big Data, Performance Management and Customer Communications Management applications that deliver rich interactive content that improve customer loyalty and corporate performance. Applications built on Actuate’s open source-based platform are designed to provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens with information that they can easily access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Our goal is to ensure that all users can use decision-making information in their day-to-day activities, opening up completely new avenues for improving corporate performance.

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Financial summary
Total revenues	$138,819	$134,943	$131,472	$119,333	$130,990
Total operating expenses	120,262	114,042	113,860	102,134	119,515
Income from operations	18,557	20,901	17,612	17,199	11,475
Operating margins	13%	15%	13%	14%	9%

Despite the ongoing global economic uncertainty, we have continued to achieve profitability and positive cash flows during the year. Nevertheless, our business model and longer-term financial results are not immune to a sustained economic downturn. For example, the recent domestic and global economic uncertainty resulted in reduced demand for information technology, including enterprise software and services. The direction and relative strength of the global economy continues to be uncertain and makes it difficult for us to forecast operating results and to make decisions about future investments. Information technology spending has historically declined as general economic and market conditions worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. Such economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

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

We intend to continue to invest significant resources to expand our sales and engineering operations. In order to expand sales, we must establish additional foreign operations, expand our channel management and support organizations, hire additional personnel, recruit additional resellers and/or increase the productivity of existing resellers. Factors that may affect our operating results include the possibility of a prolonged period of limited economic growth or possible economic decline in and adverse effects of the ongoing sovereign debt crisis in Europe, including its expected negative impact on European economic growth versus the rest of the world; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in corporate spending; adverse economic conditions that may be specific to information technology and the software industry; and risk that the size of the market for our products will not support more sales professionals.

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

Fiscal Year 2012

For the fiscal year ended December 31, 2012, we recorded total revenue of $138.8 million, an increase of 3% over fiscal 2011. License revenue was $57.9 million, an increase of 18% compared to the previous year. Our operating income decreased by 11% or $2.3 million to $18.6 million in fiscal 2012 due primarily to the expansion of our sales-generating headcount. We produced $20.3 million of operating cash flows and ended the year with $66.5 million in cash and short term investments compared with $67.4 million at December 31, 2011. Diluted earnings per share under generally accepted accounting principles in the United States of America (“U.S. GAAP”) was $0.20 in fiscal 2012 compared to $0.23 for fiscal 2011 for a decrease of 13%. During fiscal 2012, we completed our acquisition of Quiterian S.L., a privately held software company that provides visual data mining, social media analytics and predictive analytics for business and other non-technical users. We acquired 100% of the outstanding shares held by the Quiterian shareholders for $5.2 million in cash. This purchase price was entirely paid upon closing on October 16, 2012, net of a 10% holdback.

Our total headcount at the end of fiscal year 2012 was 622 compared to 553 employees at the end of last year.

Fiscal Year 2013

The Company expects that it will continue to derive a significant portion of its revenues from financial services customers for the foreseeable future. Unfavorable economic conditions starting in early fiscal year 2008 adversely impacted IT spending in the financial services industry throughout fiscal year 2012. If this trend continues into 2013, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

During fiscal year 2013, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in the fiscal year 2013, particularly among financial services companies in the United States and Western Europe. Secondly, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Intelligence, Analytics, Big Data, Performance Management and Customer Communications Management software purchases among fewer suppliers. Finally, we expect to experience vigorous competition in the BI market. Several of our competitors have released products that are marketed to be directly competitive with our offerings. As one of the few independent BI and analytics vendors remaining, Actuate faces competition from large and well-established vendors including Microsoft, SAP, Oracle and IBM, all of which have acquired BI players to add to their technology stacks. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles.

For fiscal year 2013, we will continue to pursue our strategic initiatives to improve revenue growth driven by BIRT and ActuateOne, related to Business Intelligence, Analytics, Big Data, Performance Management and Customer Communications Management markets. These initiatives are as follows:

•

Investing in BIRT—We are continuing to make a significant investment in BIRT. BIRT has become widely adopted by developers and continues to drive demand for our BIRT-based commercially available products in the ActuateOne suite. The BIRT project is a core, long-term initiative.

•

Selling to IT Management—We are re-focusing our sales efforts on selling our products to IT managers who we believe generally recognize the technical advantages of our products. We hope this initiative will result in increased license revenue in the short term.

•

Selling to Line-of-Business Management—We are creating Business and Performance Analytics applications and software solutions to market to line-of-business managers. These offerings are in the areas of performance management, business analytics and customer self service and statementing. We hope these initiatives will result in increased license revenue over the medium-to-long term.

•

Selling to Global 9000 Corporations in the Financial Services Sector—We continue to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We anticipate a negative impact of the slow recovery in IT spending in this sector through 2013. However, we believe that once the issues in Financial Services are resolved, the industry will once again lead in the adoption of BI and information applications both inside and outside the firewall.

•	Building out and delivering on the roadmap of applying BIRT to additional data sources including hard to reach print stream data by investing in the development of BIRT based Xenos offerings.

•	Building out and delivering on the roadmap of Customer Communications Management capabilities by integrating Xenos offerings into the iHub.

•	Building out and delivering on the roadmap of BIRT Analytics capabilities by integrating Quiterian offerings into the iHub.

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

Revenue Recognition.    Actuate generates revenues from the sales of software licenses and related services. The Company receives software license revenues from licensing its products directly to end-users and indirectly through resellers, system integrators and original equipment manufacturers (OEMs). The Company receives service revenues from maintenance contracts, consulting services and training that Actuate performs for customers. If the license agreement contains payment terms indicating that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met. The significant judgments and estimates for revenue recognition typically relate to the timing of an amount recognized for software license fee revenue, including whether collectability is deemed probable, fees are fixed or determinable and whether or not services are essential to the functionality of the software. Changes to these assumptions would generally impact the timing and amount of revenue recognized for software related revenues.

The Company establishes vendor specific objective evidence of fair value for maintenance and support using a “bell-shaped curve” approach for certain types of license transactions, and uses a “stated maintenance renewal” approach for other categories of license transactions. When applying the “bell-shaped curve” approach the Company analyzes all maintenance renewal transactions over the past twelve months for that category of license and plots those data points on a bell-shaped curve to ensure that the a high percentage of the data points are within an acceptable margin of the established VSOE rate. This analysis is performed quarterly.

When applying the “stated renewal rate” approach, the Company ensures that the individual license transaction includes a clear and substantive renewal rate explicitly stated in the documentation for the transaction. Furthermore, the Company ensures that it has a practice of consistently renewing those transactions at the contractual rate. This is done by reviewing maintenance renewals on these contracts and making sure that a very high percentage are renewed at the renewal rates stipulated in the contract.

The application of above VSOE methodologies requires judgment, including the identification of individual elements in multiple element arrangements, whether there is objective and reliable evidence of fair value, including VSOE of fair value, for some or all elements. Changes to the elements in our sales arrangements, or our ability to establish VSOE or fair value for those elements may impact the timing of recognizing revenue which may result in a material change to the amount of revenue recorded in a given period.

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

We also record unspecified reserves for bad debt for all other customers based on a variety of factors, including length of time the receivables are past due and historical experience. A reserve percentage is applied to various aged categories of receivables based on historical experience to determine how much of an unspecified reserve is needed. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management’s expectations.

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carry-forwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this assessment, we take into account predictions of the amount and category of taxable income from various sources and all available positive and negative evidence about these possible sources of taxable income. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. Based on the analysis of positive and negative factors noted above, we have no valuation allowance against U.S. federal deferred tax assets. In the current year, management determined that it was “more likely than not” that the Company’s California research and development (R&D) credits would not be realized based on the size of the R&D credit carry-forward and the R&D credits being generated exceeding the R&D credits being utilized. As such, a full valuation allowance was recorded against the Company’s deferred tax asset for California R&D credit carry-forwards. We maintain a full valuation allowance against deferred tax assets in foreign jurisdictions with a history of losses and a partial valuation allowance in foreign jurisdictions where operating results beyond a certain time frame are less reliable. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in an income tax benefit in the period such determination is made.

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

Accrual for Restructuring Charges.    We incurred certain restructuring charges that were a combination of reductions in workforce, exits of idle facilities and disposals of fixed assets. These restructuring charges were based on actual and estimated costs incurred, including estimates of sublease income on portions of our idle facilities. We periodically update the estimates based on market conditions and in accordance with our restructuring plans. Updates to estimates of sublease income were not significant in fiscal years 2012, 2011 and 2010.

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

While we use our estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, subsequent adjustments, if any, are recorded to our consolidated statements of operations. For additional discussion, see Note 2, “Acquisitions” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Results of Operations

The following table sets forth certain Consolidated Statement of Income data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Revenues:
License fees	42%	36%	37%
Services	58	64	63

Total revenues	100	100	100

Costs and expenses:
Cost of license fees	2	1	2
Cost of services	15	15	15
Sales and marketing	36	31	31
Research and development	17	18	19
General and administrative	16	16	18
Amortization of purchased intangibles	1	1	1
Asset impairment	—	1	—
Restructuring charges	—	1	1

Total costs and expenses	87	84	87

Income from operations	13	16	13
Interest income and other income/(expense), net	—	—	(1)
Interest expense	—	(1)	(1)

Income before provision for income taxes	13	15	11
Provision for income taxes	6	6	3

Net income	7%	9%	8%

Revenues

Year Ended December 31,			2011 to 2012		2010 to 2011
2012	2011	2010	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$ 138,819	$134,943	$131,472	$3,876	3%	$3,471	3%

Our revenues are derived from license fees and services, which include software maintenance and support, consulting, and training. The increase in our total revenues in fiscal 2012 was due to:

•

Increase of 18% or approximately $8.7 million of license revenues led primarily by an increase in our Xenos related product sales as well as continued strength in BIRT related product sales, and corresponding services.

•

The increase in license revenues was partially offset by lower services revenues which decreased 6% or approximately $4.8 million due mainly to higher decline rates for maintenance renewals, especially on our legacy e.Report Designer (“ERD”) product line.

Revenues outside of North America increased by 19%, or approximately $5.3 million, from $28.6 million in fiscal 2011 to $33.9 million in fiscal year 2012. This increase was driven by a 54% or $3.4 million increase in Asia, and by 9% or $1.9 million increase in Europe. The revenue increase in Asia was driven by two transactions which resulted in combined license revenues in excess of $1 million. These international revenues represented 24% of our total revenues in fiscal 2012. Foreign currency exchange losses negatively impacted our international revenues during fiscal 2012.

Our North America revenues decreased by 1% or approximately $1.4 million primarily due to lower services revenues, which decreased by 7% or approximately $4.3 million during the year as we experienced higher decline rates for maintenance renewals especially related to our legacy ERD product line. The decrease in services revenues was partially offset by a 7% or approximately $2.9 million increase in North America license revenues, which was driven primarily by an increase in our Xenos related product sales.

For fiscal year 2012 we closed 291 transactions in excess of $100,000 and recognized license revenue of $1 million or more on 10 transactions. For fiscal year 2011 we closed 249 transactions in excess of $100,000 and recognized license revenue of $1 million or more on 7 transactions. We do not expect to rely on any one customer for our future business.

The 3% increase in our total revenues in fiscal 2011 compared to fiscal 2010 was primarily due to improving license sales in North America of 4% or $1.8 million. This increase was despite the fact that in fiscal 2010 we concluded on a large transaction with IBM regarding distributions of Actuate software by IBM. As a result of that transaction, we recorded $11 million of revenue in North America in the third quarter of fiscal 2010. Of this total, approximately $8.9 million was apportioned to license and the remaining $2.1 million to maintenance revenue. Revenues outside of North America increased by 3%, or approximately $1 million, from $27.6 million in fiscal 2010 to $28.6 million in fiscal year 2011. This increase was driven by a 32% or $1.5 million increase in Asia, offset by 2% or $500,000 decrease in Europe. These international revenues represented 21% of our total revenues in fiscal 2011. Foreign currency exchange gains positively impacted our international revenues during fiscal 2011.

No single customer accounted for more than 10% of our total revenues for any of the periods presented.

License Revenue

(dollars in thousands)	Year Ended December 31,			2011 to 2012		2010 to 2011
	2012	2011	2010	$ Change	% Change	$ Change	% Change
North America	$44,347	$41,414	$39,650	$2,933	7%	$1,764	4%
Europe	8,520	5,436	7,878	3,084	57%	(2,442)	(31)%
Asia Pacific	5,019	2,322	1,627	2,697	116%	695	43%

Total license revenue	$57,886	$49,172	$49,155	$8,714	18%	$17	—%

Percentage of total revenue	42%	36%	37%

The 18% increase in license revenues in fiscal 2012 was driven by strong demand for our Xenos suite of products and from the sale of our BIRT based products. By region, Europe accounted for 35% or approximately $3.1 million of the increase, North America accounted for 34% or approximately $2.9 million and Asia Pacific accounted for 31% or approximately $2.7 million of the total annual increase in license revenues.

For fiscal year 2012, North America accounted for approximately 77% of the total license revenue while the Europe and Asia Pacific regions combined accounted for 23% of the total license revenues. As a percentage of total revenues, license fee revenues increased from 36% in fiscal year 2011 to 42% in fiscal year 2012. Total license revenues were negatively impacted by foreign currency exchange losses of approximately $250,000 during fiscal 2012.

License revenue in fiscal 2011 remained unchanged compared with fiscal 2010. Fiscal 2010 included a large transaction with IBM that resulted in approximately $8.9 million of additional license revenues. Our BIRT-based product sales increased by 70% during fiscal 2011 as we saw new customer additions, higher transaction count as well as increases in average order sizes. These positive trends in North America and Asia resulted in increased license revenues of 4%, or approximately $1.8 million and 43%, or approximately $700,000 over fiscal 2010, respectively. These positive trends were offset by weaker European license sales which decreased 31% or approximately $2.4 million in fiscal 2011 compared to 2010.

For fiscal year 2011, North America accounted for approximately 84% of the total license revenue while the Europe and Asia Pacific regions combined accounted for 16% of the total license revenues. Total license revenues were positively impacted by foreign currency exchange gains of approximately $300,000 during fiscal 2011. As a percentage of total revenues, license fee revenues decreased from 37% in fiscal year 2010 to 36% in fiscal year 2011.

Services Revenue

(dollars in thousands)	Year Ended December 31,			2011 to 2012		2010 to 2011
	2012	2011	2010	$ Change	% Change	$ Change	% Change
North America	$60,550	$64,927	$64,181	$(4,377)	(7)%	$746	1%
Europe	15,781	16,905	15,003	(1,124)	(7)%	1,902	13%
APAC	4,602	3,939	3,133	663	17%	806	26%

Total services revenue	$80,933	$85,771	$82,317	$(4,838)	(6)%	$3,454	4%

Percentage of total revenue:	58%	64%	63%

Services revenue is comprised of maintenance and support, professional services, and training. The 6% decrease in services revenue was driven primarily by maintenance renewal declines, adverse currency exchange impacts and fewer compliance transactions during the year. Maintenance renewal revenues decreased by approximately $4 million during fiscal 2012. Of this decrease, approximately $600,000 was attributed to foreign currency exchange losses. Fewer compliance-related transactions also attributed to approximately $1.6 million of the lowered maintenance renewal revenues as these transactions typically include back maintenance. The compliance group is an internal organization established to monitor and ensure that our customers remain in full compliance with the provisions of their respective licensing agreements with Actuate. Partially offsetting these decreases were increases in maintenance and support revenues from our Xenos division.

It is important to note that we are transitioning from our legacy e.Reports product suite to our new BIRT based product offering. As our legacy products age, we have experienced higher than normal decline rates which may continue for the foreseeable future. In the mean time, BIRT is expected to become the dominant contributor to license and maintenance revenues. As this transition progresses, we expect to see our maintenance renewal decline rate improve, eventually resulting in stronger maintenance growth rates in the future.

Professional services revenues also decreased during fiscal 2012 as we continue to experience an increase in the adoption of BIRT-based projects by our customers in 2012 compared to last year. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products. Most of the decrease in professional services revenue was in North America and Asia, while Europe accounted for an increase over the prior year. Partially offsetting these decreases were increases in Xenos related professional services revenues.

By region, North America accounted for approximately 75% of the total services revenue in fiscal 2012 while Europe and Asia Pacific regions accounted for 19% and 6% of the total services revenues, respectively. Most of the $1.1 million decrease in service revenue in Europe was attributed to unfavorable currency exchange rate fluctuations during fiscal 2012. The $660,000 increase in services revenues in Asia was primarily due to a large compliance transaction that included back maintenance.

During fiscal 2011, services revenue increased 4% or approximately $3.5 million driven by improved maintenance renewal rates as well as higher revenues associated with incremental license revenues during fiscal 2010 and 2011. Also, our prior year services revenues were negatively impacted due to the fact that certain revenue could not be recognized due to the impact of purchase accounting on the acquired Xenos maintenance contracts. Fiscal 2011 service revenues were also positively impacted by currency exchange rate fluctuations in Europe.

By region, North America accounted for approximately 76% of the total services revenue in fiscal 2011 while Europe and Asia Pacific regions accounted for 20% and 4% of the total services revenues, respectively. Most of the $1.9 million increase in service revenue in Europe was attributed to favorable currency exchange rate fluctuations during fiscal 2011. The $800,000 increase in Asia Pacific region was due primarily to a large transaction in Japan.

Costs and Expenses

Cost of License Fees

Year Ended December 31,			2011 to 2012		2010 to 2011
2012	2011	2010	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$ 1,918	$1,887	$2,219	$31	2%	$(332)	(15)%

(Percent of license revenue)
3%	4%	5%

Cost of license fees consists primarily of salaries, production costs including printing and packaging, amortization of purchased technologies, third party royalty fees and localization costs. The increase in cost of license fees in absolute dollars for fiscal 2012, compared to the corresponding period was not significant.

The decrease in cost of license fees in absolute dollars for fiscal 2011, compared to the corresponding period was primarily related to additional production related expenses incurred during fiscal 2010 associated with the release of ActuateOne. Also in December 2010 we fully amortized the purchase technologies associated with our January 2008 acquisition of Performancesoft, which resulted in lower amortization expense in fiscal 2011 compared to the corresponding periods last year.

We expect our cost of license fees, as a percentage of revenues from license fees, to increase as a result of our acquisition of Quiterian which will result in additional amortization of purchased technology in fiscal 2013.

Cost of Services

Year Ended December 31,			2011 to 2012		2010 to 2011
2012	2011	2010	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$ 20,349	$20,682	$19,692	$(333)	(2)%	$990	5%

(Percent of services revenue)
25%	24%	24%

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred providing software maintenance and support, training and consulting services, personnel cost in support of our contract compliance function, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for fiscal 2012, compared to the corresponding period in the prior year, was due to lower compensation expense which decreased by approximately $300,000 primarily related to our compliance and maintenance renewal group. The compliance group is an internal organization established to monitor and ensure that our customers remain in full compliance with the provisions of their respective licensing agreements with Actuate. Third party consulting fees also decreased due to lower professional services revenues. Partially offsetting these decreases was higher depreciation related to our new headquarter facility, which we occupied in 2012.

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

We currently expect cost of services to be in the range of 24% to 25% of total services revenues for fiscal 2013.

Sales and Marketing

Year Ended December 31,			2011 to 2012		2010 to 2011
2012	2011	2010	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$ 49,792	$42,432	$40,484	$7,360	17%	$1,948	5%

(Percent of total revenue)
36%	31%	31%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, promotional expenses, travel, entertainment and facility costs. The increase in fiscal 2012 was due primarily to a $4.6 million increase in employee salaries, sales commissions and related compensation as our average sales and marketing headcount increased by 16% or 26 employees compared to fiscal 2011 as we added headcount in an effort to increase sales capacity. The increase in commissions was the result of improving license sales. Expenses related to our corporate sales kickoff, quota club, and marketing and sales presentations were higher by approximately $880,000 compared to fiscal 2011. Our corporate sales kickoff expense was higher in the current year because we held a large, single event in 2012 compared to smaller, regional events in the prior year. We also experienced increases in marketing related expenses driven mainly by BIRT road shows and depreciation expense related to our new headquarter facility, which we occupied in 2012.

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

We currently expect our sales and marketing expenses to increase in absolute dollars in fiscal 2013 as we expect to add new sales headcount to create higher sales capacity.

Research and Development

Year Ended December 31,			2011 to 2012		2010 to 2011
2012	2011	2010	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$ 23,996	$24,272	$24,850	$(276)	(1)%	$(578)	(2)%

(Percent of total revenue)
17%	18%	19%

Research and development costs are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. The decrease in research and development expense compared to the corresponding period in the prior year was not significant.

The decrease in overall research and development expense for fiscal 2011, compared to the prior year was primarily due to restructuring of our North America product development group, partially offset by annual merit increases.

We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and expect our research and development expenses as a percentage of total revenues to be in the range of 17% to 20% of total revenues for fiscal 2013.

General and Administrative

Year Ended December 31,			2011 to 2012		2010 to 2011
2012	2011	2010	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$ 22,508	$20,903	$23,767	$1,605	8%	$(2,864)	(12)%

(Percent of total revenue)
16%	16%	18%

General and administrative expenses consist primarily of personnel costs, stock-based compensation and related costs in finance, human resources, legal and tax functions, as well as audit and legal fees and bad debt expense. The increase in general and administrative expenses compared to the corresponding period in the prior year was primarily due to higher stock-based compensation expenses and legal fees. Stock-based compensation expenses increased by approximately $1 million primarily due to the issuance of performance stock units to the senior executive team as well as a decrease in the annual forfeiture rate. Legal fees increased by approximately $1.1 million related to contract compliance matters pursued during the year. These increases were partially offset by $600,000 in lower audit and tax related expenses.

The decrease in general and administrative expenses in fiscal 2011 in both absolute dollars and as a percentage of total revenues was primarily due to reductions in legal fees resulting from successful resolution of several contract compliance matters prior to the end of fiscal 2010. As a result, litigation related expenses decreased by approximately $4.9 million during fiscal 2011 compared to the same period in fiscal 2010. We also incurred approximately $600,000 in acquisition related costs in fiscal 2010 due to the acquisition of Xenos. These decreases in legal and acquisition related costs were partially offset by approximately $2 million of increases in employee compensation and related expenses due to increased management bonuses associated with improved overall performance, stock-based compensation, and annual merit increases. We also experienced increase in expenses of approximately $550,000 related to various state and local tax audits which were concluded in fiscal 2011.

We anticipate our general and administrative expenses as a percentage of total revenue to remain at the current levels for fiscal 2013.

Amortization of Purchased Intangibles

Year Ended December 31,			2011 to 2012		2010 to 2011
2012	2011	2010	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$ 1,203	$1,296	$1,880	$(93)	(7)%	$(584)	(31)%

(Percent of total revenue)
1%	1%	1%

We perform a goodwill impairment test at least annually, which we complete on October 1 of each year. These annual impairment tests have not resulted in an impairment of recorded goodwill in fiscal 2012, 2011 or 2010.

Amortization expense decreased during fiscal 2012 as compared to the same period in 2011 due to the impairment of in-process research and development (“IPR&D”) related to our acquisition of Xenos. This IPR&D was being amortized prior to impairment which occurred in June 2011. We continue to amortize the intangible assets purchased through the acquisition of Xenos on a straight-line basis over their estimated useful life of seven years. Intangible assets purchased through our acquisition of Quiterian will also be amortized on a straight-line basis over their estimated useful life of seven years.

Amortization expense decreased during fiscal 2011 as compared to the same period in fiscal 2010 as some intangibles related to our prior acquisitions were fully amortized at the end of fiscal 2010. We continue to amortize the intangible assets purchased through the acquisition of Xenos on a straight-line basis over their estimated useful life of seven years.

For fiscal 2012, we expect amortization expense related to other purchased intangible assets to increase as a result of our acquisition of Quiterian in the fourth quarter of 2012.

Asset Impairment

During fiscal 2011 we recorded $1.7 million of IPR&D impairment charges. We had previously recorded IPR&D representing the fair value of a project that was underway at Xenos at the time of acquisition. The product underlying this IPR&D item was released on June 28, 2010 and the fair value of this intangible asset was amortized on a straight-line basis over the respective estimated useful life of seven years beginning July 2010. During the second quarter of 2011, we deemed that it was necessary to impair this IPR&D due to the fact that changes in circumstances indicated to management that the carrying value of the IPR&D was not recoverable. Accordingly, we used level 3 inputs to measure the fair value associated with this IPR&D. Based on an analysis of historical sales of the product since its release in the second quarter of fiscal 2010, as well as the calculation of a discounted cash flow analysis projecting expected cash flows through the remaining useful life of the product, it was determined that the IPR&D balance should be impaired down to zero. The fair value of other identifiable intangible assets is based on detailed valuations using the income approach. Other intangible assets consist of purchased technology and patents, customer lists and relationships, distribution agreements, and trademarks, all of which are amortized using the straight-line method over their estimated useful lives, ranging from 5 to 7 years. We review other intangible assets for impairment as changes in circumstance or the occurrence of events suggest the carrying value may not be recoverable.

Restructuring charges

Year Ended December 31,			2011 to 2012		2010 to 2011
2012	2011	2010	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$ 496	$889	$968	$ (393)	(44)%	$ (79)	(8)%

(Percent of total revenue)
1%	1%	1%

Our restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. Our restructuring charges in 2012, 2011 and 2010 were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

During fiscal 2012, the Company incurred a restructuring charge of $496,000. Of this total, approximately $421,000 was severance and benefits related to a restructuring of our French operation and $75,000 was associated with an idle Xenos facility in Europe.

During fiscal 2011, the Company implemented restructuring actions that resulted in an aggregate charge of $889,000 and the elimination of 26 positions across our North American product development and global sales and marketing operations. Also included in the aggregate charges for the year were $316,000 of idle facilities charges related to the closure of a Xenos facility in Europe and final true-ups of operating expenses associated with an idle South San Francisco facility. These charges are based on actual and estimated costs incurred, including estimates of sublease income on portions of the Company’s idle facilities that are periodically updated based on market conditions and in accordance with restructuring plans.

During fiscal 2010, the Company implemented restructuring actions that resulted in an aggregate charge of $968,000 and elimination of 26 positions worldwide, across all levels, primarily within the sales and marketing organization. Severance and termination related charges totaled approximately $921,000. The Company also recorded idle facilities charges totaling $47,000 related to a Xenos facility in Europe.

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2012, 2011 and 2010 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2009	$415	$3,003	$3,418
Restructuring charges	921	47	968
Cash payments, net of rents collected on sublease	(680)	(2,571)	(3,251)
Reclassified as a long-term asset (1)	—	75	75
Assumed upon acquisition of Xenos (2)	—	106	106
Adjustments (3)	(2)	(29)	(31)

Balance at December 31, 2010	654	631	1,285
Restructuring charges	573	316	889
Cash payments, net of rents collected on sublease	(1,261)	(763)	(2,024)
Reclassified as a long-term asset (1)	—	26	26
Adjustments (3)	34	(6)	28

Balance at December 31, 2011	—	204	204
Restructuring charges	421	75	496
Cash payments, net of rents collected on sublease	—	(199)	(199)
Adjustments (3)	3	5	8

Balance at December 31, 2012	$424	$85	$509

(1)	The balance represents the long-term portion of the estimated operating expenses reimbursable to Actuate under its South San Francisco facility sublease agreement.
(2)	The balance represents idle facility-related liabilities assumed by us upon our acquisition of Xenos on February 1, 2010.
(3)	Adjustments reflecting the impact of foreign currency translation.

Interest Income and Other Income (Expense), Net

(dollars in thousands)	Year Ended December 31,			2011 to 2012		2010 to 2011
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Interest income	$312	$479	$439	$(167)	(35)%	$40	9%
Foreign exchange	(86)	(1,179)	(2,002)	1,093	(93)%	823	(41)%
Other income/(expense), net	9	345	(16)	(336)	(97)%	361	N/A

Total interest income and other income (expense), net	$235	$(355)	$(1,579)	$590	(166)%	$1,224	(78)%
Interest expense	$(361)	$(936)	$(1,721)	$575	(61)%	$785	(46)%

Interest income and other income (expense), net is comprised primarily of interest income earned by us on our cash and short-term investments, foreign currency exchange gains and losses, interest expense incurred on our debt facility, as well as other various charges or income which are not derived from our normal operations. Interest and other income during fiscal 2012 increased as we experienced lower currency exchange losses compared to fiscal 2011 due to a more stable currency market in Europe which resulted in lower revaluation losses in Switzerland. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations. We also incurred lower interest expense because we did not utilize our credit facility throughout the year. During fiscal 2012, we recorded unused line fees and amortization of debt issuance costs of approximately $220,000.

Interest and other income during fiscal 2011 increased from the same period in 2010 due primarily to currency exchange gains as a result of favorable revaluation of net monetary assets held by our Swiss subsidiary as the Euro and the British Pound strengthened against the Swiss Franc. Other income increased due to a tax refund received in fiscal 2011. Interest expense totaling approximately $441,000 was recorded on the utilized portion of our credit facility with Wells Fargo Foothill (“WFF”) during fiscal 2011 as compared to approximately $1.3 million in fiscal 2010. During fiscal 2011, we also recorded unused line fees and amortization of debt issuance costs of approximately $468,000. The lower interest expense in fiscal 2011 compared to fiscal 2010 was due to the full pay-down of the outstanding balance on our Credit Facility in May of 2011.

We expect interest and other income to increase in fiscal 2013 as we anticipate continued improvements to our cash position due to growth in our license revenues.

Provision for Income Taxes

	Year Ended December 31,			2011 to 2012		2010 to 2011
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Income tax provision	$8,128	$7,623	$3,665	$505	7%	$3,958	108%
Effective tax rate	44%	39%	26%

The provision for income taxes represents Federal, State and foreign taxes as adjusted for the impact of net operating losses utilized, income tax credits benefited and the reversal or establishment of tax reserves. The provision for income taxes of $8.1 million, $7.6 million, and of $3.7 million is based on pretax income of $18.4 million, $19.6 million and $14.3 million in fiscal years 2012, 2011 and 2010, respectively. The increase in the provision for income taxes in fiscal year 2012 compared to fiscal year 2011 was primarily due to the increase of valuation allowance of $1.5 million, offset by a decrease in U.S. profit before tax. The increase in the valuation allowance in fiscal year 2012 occurred in the third quarter and was the result of management’s determination that it was “more likely than not” that the California Research and Development (“R&D”) credits would not be realized based on the size of the R&D credit carry forward and the R&D credits being generated exceeding the R&D credits being utilized. The increase in the tax provision in fiscal year 2011 compared to fiscal year 2010 was primarily due to the significant increase in U.S. profit before tax.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility. The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2012. This data should be read in conjunction with the Consolidated Statements of Cash Flows.

(dollars in thousands)	Fiscal 2012	% Change 2011 to 2012	Fiscal 2011	% Change 2010 to 2011	Fiscal 2010
Cash, cash equivalents and investments	$66,450	(1)%	$67,428	(15)%	$79,324
Working capital	50,548	13%	44,875	(16)%	53,306
Notes payable	843	100%	—	(100)%	40,000
Stockholders’ equity and non-controlling interest	125,357	7%	116,863	26%	92,622

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of December 31, 2012 approximately $24 million of the total $66.5 million of cash, cash equivalents and short term investments were held by our foreign subsidiaries. Currently, the foreign cash is not available to fund the U.S. operations. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans or cash requirements do not demonstrate a need to repatriate them to fund our U.S. operations.

Summary of our cash flows:

(dollars in thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net cash provided by operating activities	$20,340	$21,222	$22,144
Net cash provided by (used in) investing activities	(10,601)	17,001	(51,118)
Net cash provided by (used in) financing activities	(11,605)	(32,711)	7,796
Effect of foreign currency exchange rates on cash and cash equivalents	590	(22)	1,274

Net increase (decrease) in cash and cash equivalents	$(1,276)	$5,490	$(19,904)

Fiscal year 2012

Cash flows from operating activities:    Net cash provided by operating activities was $20.3 million, resulting from net income of $10.3 million, adjusted for $9.6 million in non-cash charges and $0.4 million net change in operating assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, impairment of intangible assets, tax benefits related to stock benefit plans and other non-cash adjustments, and the change in valuation allowance on deferred income tax assets. Net change in operating assets and liabilities included an increase in accounts receivable due to strong bookings and billings at the end of the fiscal year, offset by increases in our deferred liabilities, which primarily consisted of lease incentives (free rent and improvements) provided by the landlord on our new headquarter facility in San Mateo, California.

Accounts Receivable, net (in thousands)

December 31, 2012	December 31, 2011	$ Change	% Change
$ 33,053	$ 26,844	6,209	23%

Our Days Sales Outstanding (DSO) was 85 days at December 31, 2012 and 70 days for the same period last year. The increase in DSO at December 31, 2012 compared to 2011 was due to a higher accounts receivable balance which resulted from strong bookings and billings at the end of 2012. We continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our overall maintenance revenues comprised 53% of our total revenues in fiscal 2012 and we believe that future proceeds from maintenance renewals will be one of primary sources of our operating cash flows. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

The primary uses of cash from operations consist of salaries, commissions and bonuses paid to our employees. We pay our employees on a semi-monthly basis in North America and on a monthly basis internationally. We generally pay our vendors within one month from receiving an invoice for services rendered. We are also contractually committed to pay rent and facility related charges in support of our worldwide operations. As of December 31, 2012, we remained contractually committed to $30.3 million in operating lease obligations related to our worldwide facilities.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used to fund any future acquisitions.

Cash flows from investing activities:    Cash used in investing activities was $10.6 million and included purchase of property and equipment that was driven by the relocation to our new headquarters facility and the acquisition of Quiterian, which resulted in a net cash payment of approximately $4.5 million. The acquisition of Quiterian was net of approximately $0.5 million of acquired cash. The remaining increase in cash used primarily relates to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities:    Cash used in financing activities was $11.6 million driven by $25.6 million in share buybacks which resulted in the repurchase of 4,206,804 shares of Actuate stock. These cash outlays were partially offset by proceeds from exercise of employee stock options and corresponding tax benefits associated with such exercises.

Fiscal year 2011

Cash flows from operating activities:    Net cash provided by operating activities was $21.2 million, resulting from net income of $12 million, adjusted for $7.1 million in non-cash charges and $2.1 million in net changes in operating assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, impairment of intangible assets, tax benefits related to stock benefit plans and other non-cash adjustments, and the change in valuation allowance on deferred income tax assets. Net change in operating assets and liabilities included a decrease in accounts receivable due to increased collections and improved Days Sales Outstanding (DSO), offset by increased tax payments and restructuring related liabilities.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relates to acquisitions and the timing of purchases, as well as the maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash provided by investing activities was $17 million as we liquidated a large portion of our short-term investments in order to fully pay down the outstanding balance on our revolving line of credit with WFF. The remaining increase in cash provided primarily relates to the timing of purchases and maturities of marketable securities.

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

Other

Our cash equivalent and short-term investment portfolio as of December 31, 2012 consists of investment grade U.S. Government Agency securities, taxable money market mutual funds and taxable commercial paper and corporate notes. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of December 31, 2012, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During fiscal years 2012, 2011 and 2010 we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

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

Contractual Obligations and Commercial Commitments

General

The Company is engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation. The Company has reserved for and estimated exposure of such litigation, believes that it has adequate legal defenses and that the ultimate outcome of any of these actions will not have a material effect on the Company’s consolidated financial position or results of operations.

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill (“WFF”) and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this credit facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this credit facility to complete the acquisition of Xenos, which was completed on February 1, 2010. There are no minimum pay-down requirements under the terms of this credit facility so long as we remain in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million and were fully paid as of December 31, 2012. These costs were capitalized and are being amortized over four years in the Company’s Consolidated Financial Statements. Such assets are reflected as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement was originally for a period of four years and was originally scheduled to expire on November 3, 2012.

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

As of December 31, 2012, there was no balance owed on this credit facility and the balance available under the revolving credit facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of December 31, 2012, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line on a monthly basis.

The following table represents costs related to the Company’s credit facility (in thousands):

	Year ended December 31,
	2012	2011	2010
Interest expense	$3	$441	$1,317
Amortization of debt issuance costs	68	282	287
Unused line fees	152	186	56

	$223	$909	$1,660

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

The Company’s indebtedness under the Credit Agreement is secured by a lien on (i) substantially all of its assets and the assets of Actuate Corporation and (ii) by a pledge of all of its stock and a portion of the stock of each of its subsidiaries.

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. The loans are scheduled for repayment on a quarterly basis starting June, 2014 and ending September, 2022. The combined outstanding balances of these loans total approximately $843,000 and are classified as notes payable on the Company’s Consolidated Balance sheet at December 31, 2012.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At December 31, 2012, the deferred rent liability balance related to the new lease totaled approximately $3.4 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $260,000 was classified as short term and $3.1 million was classified as long term accrued liabilities on the Company’s Consolidated Balance Sheet at December 31, 2012. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and is now using the BayCenter Campus as its corporate headquarters.

Upon the execution of the new lease, Actuate delivered to the new landlord two letters of credit totaling $225,300. These letters of credit guarantee Actuate’s contractual obligations related to the BayCenter Campus in San Mateo, California.

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $4.2 million in fiscal year 2012, $3.4 million in fiscal year 2011 and $3.5 million in fiscal year 2010.

The following table summarizes the Company’s contractual obligations as of December 31, 2012 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$30,308	$4,192	$7,142	$5,776	$13,198
Interest and loan obligations (2)	1,300	161	608	236	295
Obligations for unrecognized tax benefits (3)	2,127	—	2,127	—	—

Total	$33,735	$4,353	$9,877	$6,012	$13,493

(1)	The Company’s future contractual obligations include minimum lease payments under operating leases at December 31, 2012.

(2)	Estimated unused line fees related to the revolving line of Credit Agreement with WFCF and estimated interest and principal due on the notes payable funded by the Spanish government for the development of Quiterian software.

(3)

Represents the tax liability associated with unrecognized tax benefits estimated between 1 to 3 years. In addition, as of December 31, 2012, our unrecognized tax benefits included $2.4 million which is netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the amounts netted against deferred tax assets, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 12 of our Notes to these Consolidated Financial Statements.

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

Foreign Currency Exchange Risk.    During fiscal years 2012, 2011 and 2010 we derived 24%, 21% and 21%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on the related receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our losses due to foreign exchange rate fluctuations were approximately $86,000 in fiscal 2012, $1.2 million in fiscal 2011 and approximately $2 million during fiscal 2010.

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

•

We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or losses before income taxes. These hypothetical results are summarized in the table below as of December 31, 2012:

Annual change in currency exchange (in thousands)
-15%	-10%	-5%	+5%	+10%	+15%
$(4,052)	$(2,701)	$(1,351)	$1,351	$2,701	$4,052

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. There was no customer that accounted for more than 10% of total sales in fiscal 2012.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we carried out an evaluation required by Rules 13a-15 of the Securities Exchange act of 1934, as amended, or the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and has concluded that our internal control over financial reporting was effective. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, In Internal Control—Integrated Framework. Based on our assessment we believe that our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2012 that were either approved or not approved by stockholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of available securities remaining for future issuance (3)
Equity compensation plans approved by stockholders (1)	10,690,651	$4.96	14,847,310
Equity compensation plans not approved by stockholders (2)	100,418	$3.50	696,881

Total	10,791,069	$4.95	15,544,191

(1)	Consists of three plans: our Amended and Restated 1998 Equity Incentive Plan, 1998 Non-Employee Director Option Plan, and the 1998 Employee Stock Purchase Plan.

(2)	Consists of one plan: our 2001 Supplemental Stock Option Plan. See Note 9 of the Notes to Consolidated Financial Statements.

(3)	Plan approved by stockholders is reduced by 50,000 shares granted to the beneficiary of a deceased senior executive and includes 6,821 in shares withheld for taxes not issued from plan reserves.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

(a)(3)    Exhibits

Exhibit No.	Description

2.1 (6)	Acquisition Agreement dated as of December 8, 2009 between Actuate Corporation and Xenos Group Inc.

3.1 (3)	Third Amended and Restated Certificate of Incorporation.

3.2 (8)	Amended and Restated Bylaws.

3.3 (12)	Amendment No. 1 to Amended and Restated Bylaws.

3.4 (14)	Amendment No. 2 to Amended and Restated Bylaws.

3.5 (15)	Amendment No. 3 to Amended and Restated Bylaws.

4.1 (2)	Specimen Common Stock Certificate.

10.1 (10)+	Form of Indemnification Agreement.

10.2 (1)+	1994 Stock Option Plan, as amended.

10.3 (1)+	Amended and Restated 1998 Equity Incentive Plan.

10.4 (1)+	Amended and Restated 1998 Employee Stock Purchase Plan.

10.5 (1)+	1998 Non-Employee Directors Option Plan.

10.6 (4)+	2001 Supplemental Stock Option Plan.

10.7 (1)+	Offer Letter between the Company and Daniel A. Gaudreau dated May 7, 1997.

10.10 (4)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 21, 2000.

10.11 (5)+	Form of Severance Agreement (All Section 16 Officers)—Other than Mr. Nierenberg.

10.12 (7)	Credit Agreement between Actuate and Wells Fargo Foothill, LLC dated November 5, 2008.

10.13 (9)	Office Building Sublease between Actuate and Oracle Corporation dated June 5, 2007.

10.14 (11)+	Amendment to Amended and Restated 1998 Equity Incentive Plan.

10.15 (13)+	Xenos Group Inc. 2000 Amended Stock Option Plan.

10.16 (10)	Confidential Agreement and Release between Oracle America, Inc. and Actuate Corporation dated June 14, 2010.

Exhibit No.	Description

10.17 (10)	Memorandum of Understanding between Actuate Corporation and International Business Machines Corporation and MRO Software, Inc. dated September 16, 2010.

10.18 (16)+	Amendment to the Actuate Software Corporation 1998 Equity Incentive Plan.

10.19 (17)	Lease agreements between Actuate and CA—San Mateo BayCenter Limited Partnership dated November 28, 2011.

10.20 (18)	Amendment to Credit Agreement between Actuate and Wells Fargo Capital Finance, LLC effective as of December 29, 2011.

10.21 (19)+	Form of Restricted Stock Unit Award Agreement—Performance Vesting.

10.22+	Form of Restricted Stock Unit Award Agreement—Time Based Vesting (as amended).

21.1	Subsidiaries of Actuate Corporation.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101	The following materials from the Annual Report on Form 10-K of Actuate Corporation for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Stockholder’s Equity and Comprehensive Income for the three years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2012, 2011 and 2010, and (v) the Notes to the Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741) filed on June 1, 1998.
(2)	Incorporated by reference to our Amended Registration Statement on Form S-1/A filed on June 23, 1998.
(3)	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2000.
(4)	Incorporated by reference to our Annual Report on Form 10-K filed on March 12, 2001.
(5)	Incorporated by reference to our Form 8-K filed on October 25, 2007.
(6)	Incorporated by reference to our Annual Report on Form 10-K filed on March 10, 2010.
(7)	Incorporated by reference to our Form 8-K filed on November 5, 2008.
(8)	Incorporated by reference to our Form 8-K filed on February 3, 2009.
(9)	Incorporated by reference to our Form 8-K filed on June 5, 2007.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 5, 2010.
(11)	Incorporated by reference to our Form 8-K filed on April 23, 2009.
(12)	Incorporated by reference to our Form 8-K filed on January 28, 2010.
(13)	Incorporated by reference to our Form S-8 filed on February 4, 2010.
(14)	Incorporated by reference to our Form 8-K filed on July 21, 2010.
(15)	Incorporated by reference to our Form 8-K filed on January 24, 2011.
(16)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 6, 2011.

(17)	Incorporated by reference to our Form 8-K filed on November 30, 2011.
(18)	Incorporated by reference to our Form 8-K filed on January 3, 2012.
(19)	Incorporated by reference to our Form 8-K filed on May 8, 2012.
+	Indicates management or compensatory plan or arrangement.

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedule

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ACTUATE CORPORATION (Registrant)

By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau Senior Vice President, Operations and Chief Financial Officer

Date: March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICOLAS C. NIERENBERG Nicolas C. Nierenberg	Chairman of the Board and Chief Architect	March 8, 2013

/s/ PETER I. CITTADINI Peter I. Cittadini	Director, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2013

/s/ DANIEL A. GAUDREAU Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2013

/s/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	March 8, 2013

/s/ KENNETH E. MARSHALL Kenneth E. Marshall	Director	March 8, 2013

/s/ ARTHUR C. PATTERSON Arthur C. Patterson	Director	March 8, 2013

/s/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	March 8, 2013

/s/ TIMOTHY B. YEATON Timothy B. Yeaton	Director	March 8, 2013

ACTUATE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Actuate Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Actuate Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actuate Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

San Francisco, CA

March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Actuate Corporation and Subsidiaries

We have audited the internal control over financial reporting of Actuate Corporation and its subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Actuate Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Actuate Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Actuate Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Actuate Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). Our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

San Francisco, CA

March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Actuate Corporation:

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2010 of Actuate Corporation and subsidiaries (the Company). In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended December 31, 2010 as set forth in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actuate Corporation and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2010.

/s/ KPMG LLP

Mountain View, California

March 11, 2011

ACTUATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$37,483	$38,759
Short-term investments	28,967	28,669
Accounts receivable, net of allowances of $394 and $720 at December 31, 2012 and 2011, respectively	33,053	26,844
Other current assets	9,098	7,131

Total current assets	108,601	101,403
Property and equipment, net	7,805	1,927
Goodwill	51,821	46,424
Purchased intangibles, net	11,163	11,421
Non-current deferred tax assets, net	12,214	14,876
Other assets	911	853

	$192,515	$176,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,976	$1,521
Current portion of restructuring liabilities	509	98
Accrued compensation	6,504	5,992
Other accrued liabilities	5,626	5,872
Deferred revenue	43,438	43,045

Total current liabilities	58,053	56,528

Long-term liabilities:
Notes payable	843	—
Other liabilities	3,157	20
Long-term deferred revenue	2,978	1,717
Long-term income taxes payable	2,127	1,670
Restructuring liabilities, net of current portion	—	106

Total long-term liabilities	9,105	3,513

Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 89,179,966 and 85,270,644 shares in fiscal 2012 and 2011, respectively; outstanding 48,220,978 and 48,518,460 shares in fiscal 2012 and 2011, respectively	48	48
Additional paid-in capital	237,731	214,770
Treasury stock, at cost; 40,958,988 and 36,752,184 shares in fiscal 2012 and 2011, respectively	(172,880)	(147,331)
Accumulated other comprehensive income	2,198	1,419
Retained earnings	58,260	47,957

Total stockholders’ equity	125,357	116,863

	$192,515	$176,904

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Revenues:
License fees	$57,886	$49,172	$49,155
Services	80,933	85,771	82,317

Total revenues	138,819	134,943	131,472

Costs and expenses:
Cost of license fees	1,918	1,887	2,219
Cost of services	20,349	20,682	19,692
Sales and marketing	49,792	42,432	40,484
Research and development	23,996	24,272	24,850
General and administrative	22,508	20,903	23,767
Amortization of purchased intangibles	1,203	1,296	1,880
Asset impairment	—	1,681	—
Restructuring charges	496	889	968

Total costs and expenses	120,262	114,042	113,860

Income from operations	18,557	20,901	17,612
Interest income and other income/(expense), net	235	(355)	(1,579)
Interest expense	(361)	(936)	(1,721)

Income before provision for income taxes	18,431	19,610	14,312
Provision for income taxes	8,128	7,623	3,665

Net income	$10,303	$11,987	$10,647

Basic net income per share	$0.21	$0.25	$0.24

Shares used in basic net income per share calculation	49,033	47,309	45,065

Diluted net income per share	$0.20	$0.23	$0.22

Shares used in diluted net income per share calculation	52,452	51,497	49,133

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2012	2011	2010
Net income	$10,303	$11,987	$10,647

Other comprehensive income (loss):
Foreign currency translation	727	(22)	1,274
Net unrealized gain/(loss) on securities	52	(40)	(10)

Total comprehensive income	$11,082	$11,925	$11,911

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2009	78,571,349	$45	$177,577	(33,108,605)	$(127,338)	$(205)	$25,323	$75,402
Net income	—	—	—	—	—	—	10,647	10,647
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(10)	—	(10)
Currency translation	—	—	—	—	—	1,274	—	1,274
Issuance of common stock upon exercise of stock options	1,823,043	3	5,910	—	—	—	—	5,913
Issuance of common stock under Employee Stock Purchase Plan	369,780	—	1,141	—	—	—	—	1,141
Stock-based compensation	—	—	5,600	—	—	—	—	5,600
Stock repurchase	—	(2)	—	(2,042,612)	(9,997)	—	—	(9,999)
Adjustment to the value of non-controlling interest in subsidiary	—	—	(76)	—	—	—	—	(76)
Other adjustments (Xenos options assumed and converted)	—	—	60	—	—	—	—	60
Tax benefits from employee stock options	—	—	1,836	—	—	141	—	1,977

Balance at December 31, 2010	80,764,172	$46	$192,048	(35,151,217)	$(137,335)	$1,200	$35,970	$91,929

Net income	—	—	—	—	—	—	11,987	11,987
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(40)	—	(40)
Currency translation	—	—	—	—	—	(22)	—	(22)
Issuance of common stock upon exercise of stock options	4,102,658	4	12,805	—	—	—	—	12,809
Issuance of common stock under Employee Stock Purchase Plan	403,814	—	1,562	—	—	—	—	1,562
Stock-based compensation	—	—	5,164	—	—	—	—	5,164
Stock repurchase	—	(2)	—	(1,600,967)	(9,996)	—	—	(9,998)
Adjustment to the value of non-controlling interest in subsidiary	—	—	99	—	—	—	—	99
Tax benefits from employee stock options	—	—	3,092	—	—	281	—	3,373

Balance at December 31, 2011	85,270,644	$48	$214,770	(36,752,184)	$(147,331)	$1,419	$47,957	$116,863

Net income	—	—	—	—	—	—	10,303	10,303
Net unrealized gain on available-for-sale securities	—	—	—	—	—	52	—	52
Currency translation	—	—	—	—	—	727	—	727
Issuance of common stock upon exercise of stock options	3,535,546	4	10,616	—	—	—	—	10,620
Issuance of common stock under Employee Stock Purchase Plan	373,776	1	1,709	—	—	—	—	1,710
Stock-based compensation	—	—	8,018	—	—	—	—	8,018
Stock repurchase	—	(5)	—	(4,206,804)	(25,549)	—	—	(25,554)
Tax benefits from employee stock options	—	—	2,618	—	—	—	—	2,618

Balance at December 31, 2012	89,179,966	$48	$237,731	(40,958,988)	$(172,880)	$2,198	$58,260	$125,357

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Operating activities
Net income	$10,303	$11,987	$10,647
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation expense, net of liability-based awards	7,279	5,164	5,600
Excess tax benefits from stock-based compensation	(3,054)	(3,485)	(760)
Amortization of purchased intangibles	2,306	2,390	3,103
Amortization of debt issuance cost	70	282	287
Depreciation	2,186	1,945	1,914
Change in valuation allowance on deferred tax assets	475	(716)	(2,006)
Net realized gain on Auction Rate Securities (ARS)	—	—	(1,934)
Net realized loss on fair value of put option	—	—	1,921
Accretion/amortization on short-term investments	180	(185)	447
Impairment and other asset adjustments	175	1,681	—
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(5,690)	1,798	6,286
Other current assets	(2,605)	(43)	2,632
Accounts payable	(125)	(173)	(1,369)
Accrued compensation	238	42	584
Other accrued liabilities	191	821	(4,402)
Deferred tax assets, net of liabilities	2,385	1,279	110
Income taxes receivable/payable	1,127	975	3,834
Other deferred liabilities	3,136	(248)	(501)
Restructuring liabilities	305	(1,107)	(2,378)
Deferred revenue	1,458	(1,185)	(1,871)

Net cash generated by operating activities	20,340	21,222	22,144

Investing activities
Purchases of property and equipment	(5,572)	(640)	(944)
Proceeds from maturities of short-term investments	31,863	64,383	29,644
Purchase of short-term investments	(32,288)	(46,853)	(52,571)
Acquisitions, net of cash acquired	(4,465)	—	(27,343)
Net change in other non-current assets	(139)	111	96

Net cash generated by (used in) investing activities	(10,601)	17,001	(51,118)

Financing activities
Proceeds from/(pay-down) of credit facility and other debt obligations	(1,394)	(39,975)	9,981
Excess tax benefits from stock-based compensation	3,054	3,485	760
Purchase of minority shares of Actuate Japan	—	(594)	—
Proceeds from issuance of common stock	12,289	14,371	7,054
Stock repurchases	(25,554)	(9,998)	(9,999)

Net cash provided by (used in) financing activities	(11,605)	(32,711)	7,796
Effect of exchange rate changes on cash and cash equivalents	590	(22)	1,274

Net increase (decrease) in cash and cash equivalents	(1,276)	5,490	(19,904)
Cash and cash equivalents at the beginning of the year	38,759	33,269	53,173

Cash and cash equivalents at the end of the year	$37,483	$38,759	$33,269

Supplemental disclosure of cash flow information
Cash paid for interest	$288	$773	$1,427
Cash paid for income taxes	$3,635	$6,408	$2,475

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate provides software and services to develop and deploy custom Business Intelligence and information applications that deliver rich interactive content that improve customer loyalty and corporate performance. Applications built on Actuate’s open source-based platform provide all stakeholders inside and outside the firewall, including employees, customers, partners and citizens with information that they can easily access and understand to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Our goal is to ensure that all users can use decision-making information in their day-to-day activities, opening up completely new avenues for improving corporate performance.

Actuate’s principal executive offices are located at the BayCenter Campus in San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.org and www.birt-exchange.com www.birtperformanceanalytics.com, www.xenos.com, www.birtondemand.com and www.quiterian.com.

Basis of Presentation

The consolidated financial statements include the accounts of Actuate and its wholly-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in the United States, Canada, Switzerland, United Kingdom, Germany, Spain, Singapore, Japan and China. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On a regular basis, Actuate evaluates estimates, including those related to the following:

•

account receivable allowances, goodwill impairment, intangible assets, income taxes, restructuring charges, stock options and employee stock purchase plan shares, and fair value of purchase valuation allowances for deferred tax assets, consideration paid and assets acquired and liabilities assumed in business combinations.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company establishes vendor specific objective evidence of fair value for maintenance and support using a “bell-shaped curve” approach for certain types of license transactions, and uses a “stated maintenance renewal” approach for other categories of license transactions. When applying the “bell-shaped curve” approach the Company analyzes all maintenance renewal transactions over the past twelve months for that category of license and plots those data points on a bell-shaped curve to ensure that the a high percentage of the data points are within an acceptable margin of the established VSOE rate. This analysis is performed quarterly.

When applying the “state renewal rate” approach, the Company ensures that the individual license transaction includes a clear and substantive renewal rate explicitly stated in the documentation for the

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction. Furthermore, the Company ensures that it has a practice of consistently renewing those transactions at the contractual rate. This is done by reviewing maintenance renewals on these contracts and making sure that a very high percentage are renewed at the renewal rates stipulated in the contract.

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

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of cash deposited with banks and highly liquid, high-quality instruments with maturities at the date of purchase of 90 days or less. Such instruments typically include money market securities, commercial paper, and other high quality debt instruments. In accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance related to accounting for certain investments in debt and equity securities, and based on its intentions regarding these instruments, the Company classifies all of its short-term investments as available-for-sale, and accounts for these investments at fair value. Short-term investments consist primarily of high quality debt securities with original maturities over 90 days, and may include corporate notes, United States government agency notes, and municipal notes. The cost of securities sold is based on the specific identification method.

Fair Values of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable approximates fair value due to the short term nature of these instruments. The fair market value of Actuate’s long-term debt approximates its carrying value based upon current market rates of interest. The Company maintains its cash, cash equivalents and investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality associated with such investments.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. There was one customer that accounted for more than 10% of the Company’s net accounts receivable balance at December 31, 2012. No customer had a balance in excess of 10% of the Company’s net accounts receivable as of December 31, 2011.

Concentration of Credit Risk

The Company’s cash and cash equivalents are mainly deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances. Financial instruments that potentially subject the Company to credit risk principally consist of

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments and accounts receivable. Actuate places its investments with high-credit-quality institutions and limits its investment in individual securities based on the type and credit quality associated with such investments. The Company sells to a diverse customer base, predominantly to customers in the United States and Europe. No single customer has accounted for more than 10% of total sales in any period presented. Actuate does not require collateral on sales with credit terms.

Allowance for Doubtful Accounts

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

The Company also records unspecified reserves for bad debts for all other customers based on a variety of factors, including length of time the receivables are past due and historical collection experience. Reserve percentages are applied to various aged categories of receivables based on historical collection experience to determine how much of an unspecified reserve is needed. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of Actuate’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management’s expectations.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The purchased intangible assets are being amortized over their expected useful lives of five to seven years using the straight-line method. See Note 6 for further discussion.

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

Stock-based Compensation

The Company recognizes stock-based compensation expense over the service period for awards that are expected to vest based on the fair value measurement for all share-based payment awards made to our employees and directors, including employee stock options, restricted stock units and employee stock purchases. The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes-Merton option pricing model. The determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. The use of a Black-Scholes-Merton model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected life, expected volatility, risk-free interest rate and expected forfeiture rate. As a result, the future stock-based compensation expense may differ from the Company’s historical amounts. The Company’s estimate of volatility is based upon the historical volatility experienced in its stock price. To the extent volatility of the Company’s stock price increases in the future, its estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The Company’s estimate of the forfeiture rate is based primarily upon historical experience. To the extent the Company revises this estimate in the future its stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. The Company’s estimate of the expected term of options granted is derived from historical share option exercise experience. In the future, the Company may change its estimate of the expected term, which would impact the fair value of the Company’s options granted in the future.

Acquisitions—Purchase Price Allocation.

The Company allocates the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed, based on their respective fair values at the acquisition date. The excess of the

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase price over the fair value of the underlying acquired net tangible and intangible assets, if any, is recorded as goodwill. Management estimates the fair value of assets and liabilities based upon quoted market prices, and widely accepted valuation techniques. Although the Company believes the assumptions and estimates it has made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets the Company has acquired or may acquire in the future include but are not limited to:

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

In connection with the purchase price allocations for our acquisitions, the Company estimates the fair value of the deferred revenue obligations assumed.

While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, subsequent adjustments, if any, are recorded to the Company’s consolidated statements of operations. For additional discussion, see Note 2.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in sales and marketing expense and amounted to $814,000, $744,000 and $287,000 in fiscal years 2012, 2011 and 2010, respectively.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carry-forwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this assessment, we take into account predictions of the amount and category of taxable income from various sources and all available positive and negative evidence about these possible sources of taxable income. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. Based on the analysis of positive and negative factors noted above, we have no valuation allowance against U.S. federal deferred tax assets. In the current year, management determined that it was “more likely than not” that the Company’s California research and development (R&D) credits would not be realized based on the size of the R&D credit carry-forward and the R&D credits being generated exceeding the R&D credits being utilized. As such, a full valuation allowance was recorded against the Company’s deferred tax asset for California R&D credit carry-forwards. We maintain a full valuation allowance against deferred tax assets in foreign jurisdictions with a history of losses and a partial valuation allowance in foreign jurisdictions where operating results beyond a certain time frame are less reliable. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in an income tax benefit in the period such determination is made.

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

	Year ended December 31,
	2012	2011	2010
Weighted-average shares of common stock outstanding	49,033	47,309	45,065
Weighted-average dilutive common equivalent shares under the treasury stock method	3,419	4,188	4,068

Weighted-average common shares used in computing diluted net income per share	52,452	51,497	49,133

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income per share was 2,441,999, 3,931,634 and 6,408,087 as these would be anti-dilutive shares in fiscal years 2012, 2011 and 2010, respectively. The weighted-average number of restricted stock units excluded from the calculation of diluted net income per share was 122,072 in fiscal year 2012. There were no weighted-average anti-dilutive restricted stock units excluded from the diluted net income per share computation in fiscal years 2011 and 2010. These anti-dilutive options and RSUs could be dilutive in the future.

The weighted average exercise price of excluded stock options was $6.29, $5.89 and $5.75 for the years ended December 31, 2012, 2011 and 2010, respectively.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Acquisitions

Quiterian S.L.

On October 16, 2012, the Company acquired Quiterian S.L., a privately held software company that provides visual data mining, social media analytics and predictive analytics for business and other non-technical users. Actuate acquired 100% of the outstanding shares held by the Quiterian shareholders for $5.2 million in cash. This purchase price was entirely paid upon closing, net of a 10% holdback. There are $3 million in potential additional compensation payments which may be required over the next three year period which are wholly dependent on the achievement of specific service obligations.

Under the purchase accounting method, the total purchase price was allocated to Quiterian’s net tangible and intangible assets based upon their estimated fair values as of October 16, 2012. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.

Direct transaction costs related to the Quiterian acquisition totaling approximately $354,000 were incurred. These costs include investment banking fees, legal and accounting fees, and other external costs directly related to the acquisition. All costs were directly charged to general and administrative expense on the Consolidated Statements of Income as incurred.

The table below represents the allocation of the purchase price to the acquired net assets of Quiterian based on their estimated fair values as of October 16, 2012 and the associated estimated useful life at that date. Also, as with acquisitions that the Company has undertaken in the past, the Company has initiated structural changes in its corporate structure in order to incorporate Quiterian. These changes in Company’s organizational structure are ongoing and could affect future estimates and assumptions.

	Amount (in thousands)	Useful life (in years)
Net tangible assets and liabilities	$(2,061)	N/A
Existing technology	1,682	7
Customer contracts and relationships	324	7
Goodwill	5,255	N/A

Total purchase price allocation	$5,200

Net tangible assets and liabilities—Quiterian’ tangible assets and liabilities as of October 16, 2012 were adjusted to their estimated fair value as necessary. Among the net tangible assets assumed were approximately $505,000 in cash and cash equivalents, $519,000 in trade receivables, and $2.2 million in notes payable.

Identifiable intangible assets—Existing technology acquired primarily consists of Quiterian’ advanced analytics solution which maximizes the value of data while cutting business intelligence costs. The technology was valued using a form of the income approach known as the excess earnings method. In the excess earnings method, value is estimated as the present value of the benefits anticipated from ownership of the subject intangible asset in excess of the returns required on the investment in the contributory assets necessary to realize those benefits. It is based on the theory that all operating assets contribute to the profitability of an enterprise. Therefore, if the estimated earnings associated with a specific asset of a company rely on the use of other company assets, then the estimated earnings of the subject asset must be reduced by appropriate charges for these of these contributory assets. The fair value of the customer contracts and relationships was established using the income approach. We expect to amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful life.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant. No amount of goodwill is expected to be deductible for tax purposes.

Xenos Group Inc.

On February 1, 2010, Actuate completed the acquisition of Xenos Group Inc. (“Xenos”), a provider of high-performance software solutions that utilize the scalable Xenos Enterprise Server(TM) and its components to process, extract, transform, repurpose and personalize high volumes of data and documents for storage, real-time access, ePresentment, printing and delivery in numerous formats across multiple channels.

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

The Company converted options to purchase 30,750 vested shares of Xenos common stock into options to purchase approximately 19,025 shares of Actuate common stock under option 3 listed above. The estimated fair value of the stock options assumed and converted that is included in the purchase price equals $59,784. The estimated fair value of these options was determined using a Black-Scholes Merton option valuation model with

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the following assumptions: volatility of 66.73%; weighted average risk-free interest rate of .88%; and a dividend yield of 0%. The underlying stock price used in valuing the options was $5.31, which was the closing price for Actuate Stock on February 1, 2010.

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

The table below represents the allocation of the purchase price to the acquired net assets of Xenos based on their estimated fair values as of February 1, 2010 and the associated estimated useful life at that date.

	Amount (in thousands)	Useful life (in years)
Net tangible assets and liabilities	$6,327	N/A
Existing technology	7,657	7
Customer contracts and relationships	8,030	7
In-process research and development (“IPR&D”)	1,961	7
Favorable leases	47	5
Goodwill	10,310	N/A

Total purchase price allocation	$34,332

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Noncontrolling (minority) Interest—As of December 31, 2012, Actuate owns 100% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). Prior to this date, the minority shareholder of Actuate Japan had a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company had the option to call the Non-controlling interest. In the fourth quarter of fiscal 2011, the minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its 12% equity interest in Actuate Japan. This minority shareholder exercised its right on December 28, 2011 resulting in a payment of approximately $594,000 for this interest. As a result of this payment, non-controlling interest in Actuate Japan was reduced to zero. The difference between the adjustment to the non-controlling interest and the fair value of the consideration paid totaling approximately $99,000 and was reported as an increase to additional paid in capital in the Company’s Consolidated Balance Sheet at December 31, 2011.

Prior to this exercise by the minority shareholder, the Company measured and disclosed the redeemable non-controlling interest in accordance with the accounting guidance for non-controlling interests in subsidiaries as issued by the Financial Accounting Standards Board (“FASB”) at the calculated redemption value of the put option embedded in the non-controlling interest.

4.	Fair Value Measurements of Financial Assets and Liabilities

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and other current liabilities the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The Company has assets that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on real-time quotes for transactions in active exchange markets involving identical assets.

•	Level 2—Valuations based on readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of December 31, 2012
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$5,595	$5,595	$—	$—
Term deposits (1)	8,000	8,000	—	—
Commercial paper (2)	1,599	—	1,599	—
Corporate bonds (3)	25,368	—	25,368	—
Federal and municipal obligations (2)	2,000	—	2,000	—

	$42,562	$13,595	$28,967	$—

	Fair value of investments as of December 31, 2011
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$6,082	$6,082	$—	$—
Term deposits (1)	801	801	—	—
Commercial paper (3)	9,991	—	9,991	—
Corporate bonds (3)	18,286	—	18,286	—
Federal and municipal obligations (2)	2,998	—	2,998	—

	$38,158	$6,883	$31,275	$—

(1)	Included in cash and cash equivalents in the Company’s Consolidated Balance Sheet.

(2)	Included in short-term investments in the Company’s Consolidated Balances Sheet.

(3)	Of these amounts, $0 and approximately $2.6 million were included in cash and cash equivalents at December 31, 2012 and 2011, respectively, and the remainder was included in short-term investments in the Company’s Consolidated Balance Sheet.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2012
Classified as cash and cash equivalents:
Cash	$23,888	$—	$—	$23,888
Term deposits	8,000	—	—	8,000
Money market funds	5,595	—	—	5,595

	37,483	—	$—	37,483
Classified as short-term investments:
Commercial paper (4)	1,599	—	—	1,599
Corporate bonds (4)	25,350	28	(10)	25,368
Federal and municipal obligations (4)	2,000	—	—	2,000

	28,949	28	(10)	28,967

Total	$66,432	$28	$(10)	$66,450

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2011
Classified as cash and cash equivalents:
Cash	$29,270	$—	$—	$29,270
Term deposits	801	—	—	801
Money market funds	6,082	—	—	6,082
Commercial paper	2,000	—	—	2,000
Corporate bonds (4)	606	—	—	606

	38,759	—	—	38,759
Classified as short-term investments:
Commercial paper (4)	7,997	—	(6)	7,991
Corporate bonds (4)	17,705	2	(27)	17,680
Federal and municipal obligations (4)	3,000	—	(2)	2,998

	28,702	2	(35)	28,669

Total	$67,461	$2	$(35)	$67,428

(4)	Securities totaling approximately $11.4 million were in an unrealized loss position at December 31, 2012. Securities totaling approximately $27 million were in an unrealized loss position at December 31, 2011. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. At December 31, 2012 and 2011, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

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

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2012	2011
Furniture and fixtures	$3,037	$1,283
Computers and software	7,934	9,438
Leasehold improvements	5,869	3,534

Total	16,840	14,255
Less: accumulated depreciation	(9,035)	(12,328)

Property and equipment, net	$7,805	$1,927

Total depreciation expense on our property and equipment in the years ended December 31, 2012, 2011 and 2010 totaled approximately $2.2 million, $1.9 million and $1.9 million, respectively.

6.	Goodwill and Purchased Intangible Assets

The Company performs its annual impairment test of goodwill as of October 1st of each year. Goodwill is not amortized, but is evaluated for impairment on an annual basis or when impairment indicators are present. The potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recorded book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed on October 1, 2012. As a result, the Company did not record any impairment related to its goodwill for the twelve months ended December 31, 2012.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a roll-forward of the activity that affected goodwill during the fiscal year 2012 (in thousands):

Goodwill as of December 31, 2011	$46,424
Acquisition of Quiterian	5,255
Foreign currency translation	142

Goodwill as of December 31, 2012	$51,821

Other Intangibles

Other purchased intangible assets consist of the following (in thousands):

	December 31, 2012				December 31, 2011
	Gross Carrying Amount	Acquisition of Quiterian	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$22,030	$330	$(17,394)	$4,966	$22,030	$—	$(16,199)	$5,831
Purchased technologies	15,659	1,718	(11,202)	6,175	15,659	—	(10,099)	5,560
IPR&D	—	—	—	—	1,961	(1,681)	(280)	—
Leases	47	—	(25)	22	47	—	(17)	30

	$37,736	$2,048	$(28,621)	$11,163	$39,697	$(1,681)	$(26,595)	$11,421

IPR&D represents the fair value of a project that was underway at Xenos at the time of acquisition. The product underlying this IPR&D item was released on June 28, 2010 and the fair value of this intangible asset was amortized on a straight-line basis over the estimated useful life of seven years beginning July 2010. During the second quarter of 2011, the Company recorded $1.7 million of in-process research and development (“IPR&D”) impairment charges related to this project. This impairment was deemed necessary due to the fact that changes in circumstances indicated to management that the carrying value of the IPR&D may not be recoverable. Based on an analysis of historical sales of the product since its release in the second quarter of fiscal 2010, as well as the calculation of a discounted cash flow analysis projecting expected cash flows through the remaining useful life of the product, it was determined that the IPR&D balance should be impaired down to zero. For additional discussion, see Note 2 of this Form 10-K.

During the year ended December 31, 2012, the Company recorded additions to its intangible assets of approximately $2 million related to the acquisition of Quiterian. For additional discussion, see Note 2 of this Form 10-K.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense of purchased technology and other intangible assets was approximately $2.3 million, $2.4 million, and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Of these totals, approximately $1.1 million, $1.1 million and $1.2 million were related to the amortization of purchased technologies for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of purchased technology is included in cost of license fees in the accompanying Consolidated Statement of Income. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2013	$2,546
2014	2,543
2015	2,537
2016	2,534
2017 and thereafter	1,003

$11,163

7.	Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Maintenance and support	$41,007	$39,478
Other	5,409	5,284

	$46,416	$44,762
Less: current portion	(43,438)	(43,045)

Long-term deferred revenue	$2,978	$1,717

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

Other deferred revenue consists of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria consistent with the Company’s revenue recognition policy, and are, therefore, deferred until all revenue recognition criteria have been met.

8.	Contractual Obligations and Commercial Commitments

General

The Company is engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, the Company believes it has adequate legal defenses and it believes that neither the ultimate outcome of any of these actions nor ongoing litigation costs will not have a material effect on the Company’s consolidated financial position or results of operations.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill (“WFF”) and secured a revolving line of credit in the principal amount of up to $50 million. During the fourth quarter of fiscal 2008, the Company used $30 million of its cash along with $30 million of funds available through this credit facility to complete a $60 million common stock buyback. During the first quarter of 2010, the Company borrowed an additional $10 million of funds available through this credit facility to complete the acquisition of Xenos, which was completed on February 1, 2010. There are no minimum pay-down requirements under the terms of this credit facility so long as we remain in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million and were fully paid as of December 31, 2012. These costs were capitalized and are being amortized over four years in the Company’s Consolidated Financial Statements. Such assets are reflected as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement was originally for a period of four years and was originally scheduled to expire on November 3, 2012.

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

As of December 31, 2012, there was no balance owed on this credit facility and the balance available under the revolving credit facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of December 31, 2012, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line on a monthly basis.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents costs related to the Company’s credit facility (in thousands):

	Year ended December 31,
	2012	2011	2010
Interest expense	$3	$441	$1,317
Amortization of debt issuance costs	68	282	287
Unused line fees	152	186	56

	$223	$909	$1,660

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

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. The loans are scheduled for repayment on a quarterly basis starting June, 2014 and ending September, 2022. The combined outstanding balances of these loans total approximately $843,000 and are classified as notes payable on the Company’s Consolidated Balance sheet at December 31, 2012.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At December 31, 2012, the deferred rent liability balance related to the new lease totaled approximately $3.4 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $260,000 was classified as short term and $3.1 million was classified as long term accrued liabilities on the Company’s Consolidated Balance Sheet at December 31, 2012. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and is now using the BayCenter Campus as its corporate headquarters.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon the execution of the new lease, Actuate delivered to the new landlord two letters of credit totaling $225,300. These letters of credit guarantee Actuate’s contractual obligations related to the BayCenter Campus in San Mateo, California.

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $4.2 million in fiscal year 2012, $3.4 million in fiscal year 2011 and $3.5 million in fiscal year 2010.

The following table summarizes the Company’s contractual obligations as of December 31, 2012 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$30,308	$4,192	$7,142	$5,776	$13,198
Interest and loan obligations (2)	1,300	161	608	236	295
Obligations for unrecognized tax benefits (3)	2,127	—	2,127	—	—

Total	$33,735	$4,353	$9,877	$6,012	$13,493

(1)	The Company’s future contractual obligations include minimum lease payments under operating leases at December 31, 2012.

(2)	Estimated unused line fees related to the revolving line of Credit Agreement with WFCF and estimated interest and principal due on the notes payable funded by the Spanish government for the development of Quiterian software.

(3)	Represents the tax liability associated with unrecognized tax benefits estimated between 1 to 3 years. In addition, as of December 31, 2012, our unrecognized tax benefits included $2.4 million which is netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the amounts netted against deferred tax assets, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 12 of our Notes to these Consolidated Financial Statements.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the effect of delaying, deferring or preventing a change in control of Actuate and could adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. The Company currently has no plans to issue any preferred stock.

Stock Option Plans

Amended and Restated 1998 Equity Incentive Plan. In May 1998, the 1998 Equity Incentive Plan (the “1998 Plan”) was adopted by the Board of Directors and approved by the stockholders in July 1998. Employees, consultants and directors are eligible for awards under the 1998 Plan. The 1998 Plan was amended and restated in May 1999. Initially, a total of 5,200,000 shares of common stock were reserved for issuance under the 1998 Plan. Until January 2, 2010, on January 1 of each year, the number of shares reserved for issuance under the 1998 Plan was increased automatically by the lesser of (i) 5% of the total number of shares of common stock then outstanding or (ii) 2,800,000 shares (the “Evergreen Feature”). Effective January 2, 2010, the Evergreen Feature was terminated.

Under the 1998 Plan, eligible participants may be awarded options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted shares or stock units (collectively, the “Awards”). Options under the 1998 Plan may be incentive stock options designed to satisfy Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or non-statutory stock options not designed to meet such requirements. If restricted shares or shares issued upon the exercise of options granted under the 1998 Plan are forfeited, then such shares will again become available for Awards under the 1998 Plan. If stock units, options or SARs granted under the 1998 Plan are forfeited or terminated for any other reason before being exercised, then the corresponding shares will again become available for Awards under the 1998 Plan. The exercise price for non-statutory and incentive stock options granted under the 1998 Plan may not be less than 85% or 100%, respectively, of the fair market value of the common stock on the option grant date. The Board may amend or terminate the 1998 Plan at any time. Amendments may be subject to stockholder approval to the extent required by applicable laws. Options granted under the 1998 Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant with the remaining balance vesting monthly over the next three or four years, with a maximum contractual life of ten years. Upon a change in control, an Award under the 1998 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another Award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 1998 Plan will accelerate in full. All outstanding repurchase rights under the 1998 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2012, 11,818,010 shares of common stock were reserved and available for future grants under the 1998 Option Plan.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over four years with annual cliff vesting and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 1:1 for each restricted stock unit granted, and an equivalent of 1 share will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of December 31, 2012, a total of 873,750 RSUs were issued and granted to the Company’s senior management and non-employee Board of Directors.

In February 2011, the Board of Directors approved the acceleration of 333,333 stock options that had been previously granted to a senior executive who had passed away in December 2010. In addition, the exercise terms for these accelerated options along with 129,167 of vested options were extended from one to two years. As such, the full fair value of these options was measured as of the modification date and fully expensed at that time. Since there was no longer a performance obligation at the date of modification associated with these options, an alternate classification and accounting under GAAP was required. As a result, these accelerated options were to be measured and classified as liability rather than equity. Accordingly, at the end of each quarter, we calculate the revised fair value of these options and recognize any corresponding gain or loss to income. We will continue this accounting treatment until these options were fully exercised or when the exercise period expired on December 31, 2012. Of these share-based awards, approximately $56,000 was charged to compensation expense in fiscal year 2012. At the end of the two year exercise period on December 31, 2012 approximately $683,000 classified as other accrued liabilities were offset down to zero against expense and additional paid-in capital on the Company’s Consolidated Balance Sheet on December 31, 2012.

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

Options granted under the 2001 Plan are exercisable when vested. Shares generally vest at the rate of 25% after one year from the date of grant with the remaining balance vesting monthly over the next four years, with a maximum contractual life of ten years. Upon a change in control, an award under the 2001 Plan will become fully vested as to all shares subject to such award if such award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an award under the 2001 Plan will accelerate in full. All outstanding repurchase rights under the 2001 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase rights are expressly assigned to the successor corporation. As of December 31, 2012, 696,881 shares of common stock were reserved and available for future grants under the 2001 Option Plan.

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

An individual who first joins the Board of Directors as a non-employee director is awarded an option to purchase 25,000 shares of the Company’s Common Stock and a restricted stock unit award (“RSU”) covering 12,500 shares of the Company’s Common Stock. These options and RSUs each have a four year vesting period tied to continued Board service. Each option has an exercise price equal to the closing price of the Company’s Common Stock on the day of the grant, and 25% will vest upon the non-employee directors’ continued Board service through the first anniversary of the award date and on an equal, monthly basis over the next 3 years of service thereafter. The first 25% of each restricted stock unit award will vest 13 months following the award date and the remainder will vest in a series of three successive equal annual installments on each of the second, third and fourth anniversaries of the award date, provided that the non-employee director continues in Board service through each such vesting date. Each non-employee director receiving an initial 12,500-share RSU award is given the opportunity to elect to defer the receipt of the shares of Actuate Common Stock that vest and become issuable pursuant to the initial RSU award. If a non-employee director makes a timely deferral election, then the shares of Actuate Common Stock in which he or she vests under the initial RSU award will be issued upon termination of Board service. In the absence of an effective deferral election, any shares of the Company’s Common Stock in which the non-employee director vests under the initial RSU award will be issued as those shares vest.

Each continuing non-employee director is awarded an option to purchase 16,000 shares of the Company’s Common Stock and an RSU award covering 8,000 shares of the Company’s Common Stock at each annual stockholders meeting. Each option has an exercise price equal to the closing price of Actuate’s Common Stock on the day of the grant, and will vest upon the non-employee director’s continued Board service through the first anniversary of the award date. Each restricted stock unit award granted to a continuing non-employee director will vest upon the non-employee director’s continued Board service through the first anniversary of the award date. Before the start of each calendar year, each of our non-employee directors is given the opportunity to elect to defer the receipt of any or all of the shares of Actuate Common Stock that vest and become issuable pursuant to the restricted stock unit award to be made to such non-employee director at the next annual stockholders meeting. If a non-employee director makes a timely deferral election, then the shares of Actuate Common Stock in which he or she vests under the RSU award will be issued upon his termination of Board service. In the absence of an effective deferral election, any shares of the Company’s Common Stock in which the non-employee director vests under the RSU award will be issued as those shares vest.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, 495,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares of common stock were 24,563,334 as of December 31, 2012.

Plan Summary	Available for Grant	Outstanding	Total Authorized But Unissued
Amended and Restated 1998 Equity Incentive Plan	11,818,010	11,368,025	23,186,035
2001 Supplemental Stock Plan	696,881	100,418	797,299
1998 Non-Employee Director Option Plan	495,000	135,000	630,000

Total Stock Plans	13,009,891	11,603,443	24,613,334
RSUs granted inception to date, net of cancellations	829,938	(812,374)	17,564
RSUs Shares released	—	—	(17,564)

Total Options Balance at December 31, 2012	13,839,829	10,791,069	24,613,334
Miscellaneous Stock Grant (1)	(50,000)	—	(50,000)

Total Stock Plans Balance at December 31, 2012	13,789,829	10,791,069	24,563,334

(1)	Board approved stock grant on February 17, 2011 to the beneficiary of a deceased senior executive in recognition of services performed.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under all (non-Xenos) plans was as follows:

	Shares Available For Grant (1)	Outstanding Options		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 2009	15,910,502	15,828,738	$0.78-$31.19	$3.94
Additional authorization	2,273,137	—
Options granted	(2,734,300)	2,734,300	$4.01-$5.98	$4.93
Options exercised	—	(1,811,442)	$1.49-$5.68	$3.29
Options forfeited and cancelled	1,154,505	(1,154,505)	$2.38-$31.19	$7.02

Balance at December 31, 2010	16,603,844	15,597,091	$0.78-$17.50	$3.95
Options granted	(1,937,170)	1,937,170	$4.63-$6.72	$5.51
Options exercised	—	(4,042,132)	$1.49-$6.10	$3.18
Options forfeited and cancelled	754,983	(754,983)	$1.49-$17.50	$7.29

Balance at December 31, 2011	15,421,657	12,737,146	$0.78-$8.39	$4.24
Options granted	(2,161,600)	2,161,600	$5.09-$7.25	$6.30
Options exercised	—	(3,527,905)	$1.49-$6.55	$3.04
Options forfeited and cancelled	579,772	(579,772)	$0.78-$7.45	$5.97

Balance at December 31, 2012	13,839,829	10,791,069	$1.39-$8.39	$4.95

(1)	The balance of shares available for grant at December 31, 2012 includes 829,938 shares of RSUs granted inception to date, net of cancellations. Of this total, 440,000 shares were granted in fiscal 2012, a total of 207,438 in fiscal 2011 and 182,500 shares were granted in fiscal 2010. Of the 440,000 shares granted in fiscal 2012, 205,000 shares were RSUs and 235,000 shares were MSUs. No MSUs were granted in fiscal years 2011 and 2010.

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

The weighted-average grant date fair value of stock options granted was $3.09 in fiscal year 2012, $2.80 in fiscal year 2011 and $2.53 in fiscal year 2010. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during fiscal year 2012, 2011 and 2010 was $11.1 million, $11.4 million and $3.6 million, respectively.

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.39-$3.42	1,012,545	1.35 years	$2.35	1,012,309	$2.35
$3.44-$3.89	2,024,384	4.05 years	$3.64	1,967,742	$3.64
$3.97-$4.80	1,415,621	6.52 years	$4.67	1,066,049	$4.65
$4.84-$5.25	1,182,495	4.61 years	$5.11	1,086,238	$5.11
$5.27-$5.73	1,693,163	7.75 years	$5.45	912,230	$5.45
$5.74-$6.27	1,647,661	6.12 years	$6.09	1,221,917	$6.10
$6.28-$6.86	1,556,800	8.98 years	$6.35	38,030	$6.52
$6.88-$8.39	258,400	6.50 years	$7.11	159,500	$7.16

$1.39-$8.39	10,791,069	5.85 years	$4.95	7,464,015	$4.54

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable including the intrinsic values and weighted average exercise prices and remaining contractual terms under outstanding and exercisable categories as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Options Outstanding—Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	10,715,803	12,596,852
Aggregate intrinsic value (in thousands)	$9,382	$21,351
Weighted average exercise price per share	$4.94	$4.23
Weighted average remaining contractual term (in years)	5.83	5.08
Options Exercisable
Options currently exercisable	7,464,015	9,489,098
Aggregate intrinsic value of currently exercisable options (in thousands)	$8,827	$18,764
Weighted average exercise price per share	$4.54	$3.96
Weighted average remaining contractual term (in years)	4.66	4.09

As of December 31, 2012, there was approximately $4.8 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.15 years.

The following table summarizes activities related to restricted stock units:

	Outstanding RSUs		Weighted- Average Remaining Contractual Term (Years)
	Number of Units	Weighted- Average Grant Date Fair Value ($)		Aggregate Fair Value ($) (thousands)
Balance at January 1, 2010	—	—	—	—
Awarded	201,250	$4.76	—	—
Forfeited	(18,750)	4.80	—	—

Balance at December 31, 2010	182,500	4.75	1.48	$1,040
Awarded	232,500	5.48	—	—
Released	(5,251)	4.80	—	—
Forfeited	(25,062)	5.34	—	—

Balance at December 31, 2011	384,687	5.15	1.28	$2,254
Awarded	205,000	6.40	—	—
Released	(12,313)	5.28	—	—

Balance at December 31, 2012	577,374	5.59	1.13	$3,233

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

As of December 31, 2012, a total of 577,374 RSUs will be deducted from the share reserve for future restricted stock units issued. The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2012 was $6.40 per unit.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	577,374	1.13	$3,233
Restricted stock units vested and expected to vest	568,180	1.11	$2,246

As of December 31, 2012, there was approximately $916,000 of total unrecognized compensation cost related to unvested RSUs granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.13 years.

Summary of Market-Performance Based Restricted Stock Units (“MSUs”)

MSU activity for the year ended December 31, 2012:

	Outstanding MSUs		Weighted-Average Remaining Contractual Term (Years)
	Number of Units	Weighted-Average Grant Date Fair Value ($)		Aggregate Fair Value ($) (thousands)
Balance at January 1, 2012 (1)	—	—	—
Awarded	235,000	$8.01	—

Balance at December 31, 2012	235,000		1.50	$1,316
Ending vested and expected to vest	227,997		1.49	$1,277

(1)	There were no MSUs granted in fiscal 2011.

Summary of Unvested Units

Activities related to unvested RSUs and MSUs for the year ended December 31, 2012:

Unvested Units	Units	Weighted-Average Grant Date Fair Value ($)
Unvested at January 1, 2012	326,312	5.26
Awarded	440,000	6.64
Vested	(121,063)	5.28

Unvested at December 31, 2012	645,249	6.20

Actuate Corporation 1998 Employee Stock Purchase Plan

The Actuate Corporation 1998 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan is automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. If the market price of Actuate’s stock at the end of any six-month purchase period is lower than the stock price at the

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

original grant date, the offering period is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. New participants starting in any offering period may purchase up to 1000 shares per accumulation period. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with the Company. The Purchase Plan has been amended and restated to account for stock splits. During fiscal year 2012, 2011 and 2010, the Company issued 373,776 shares, 403,814 shares and 369,780 shares, respectively under the Purchase Plan, with a weighted-average purchase price of $4.57, $3.87 and $3.09, respectively. As of December 31, 2012, a total of 6,822,521 shares had been purchased under the Purchase Plan and 2,577,479 shares of common stock were reserved and available for future issuance.

As of December 31, 2012, there was approximately $335,000 of total unrecognized compensation cost related to the Purchase Plan. This cost is expected to be recognized over a weighted average period of 11.73 months.

As of December 31, 2012, the number of shares of common stock reserved for future issuance under all option plans and the Purchase Plan was 15,544,191.

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

Compensation cost for all stock-based payments granted is based on the estimated grant-date fair value estimated in accordance with the provisions of FASB’s guidance on stock compensation. The Company amortizes its stock-based compensation expense on an accelerated basis.

Stock-based compensation expense and the related income tax benefit recognized for the fiscal years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Stock options	$5,070	$3,823	$4,677
ESPP	534	842	508
Restricted stock units	1,155	844	415
Market stock units	577	—	—
Accelerated options & miscellaneous grant	—	338	—

Total stock-based compensation	$7,336	$5,847	$5,600

Income tax benefit	$2,538	$1,721	$1,836

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the total stock-based compensation for fiscal year ended December 31, 2012 is approximately $56,000 of stock-based compensation classified as liability based awards.

We estimate the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plans. We also look at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimate the volatility of our common stock by using historical volatility over the expected term. Our estimate of the forfeiture rate is based upon historical data from the previous twelve months. We divide options forfeited into options outstanding for the period to arrive at an annualized historical forfeiture rate. We base the risk-free interest rate used in the option valuation model on the daily Treasury yield curve interest rate published by the U.S. Department of the Treasury. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The assumptions we use to estimate the fair value of stock options granted and stock purchase rights granted under our ESPP program for the fiscal years 2012, 2011 and 2010 are as follows:

	Options
	Year ended December 31,
	2012	2011	2010
Dividends	0%	0%	0%
Forfeiture rate	2 – 4%	2 – 4%	2 – 3%
Risk-free interest rate	0.63 – 1.01%	0.83 – 2.21%	1.25 – 2.25%
Expected life (in years)	5.60 – 5.63	5.57 – 5.69	5.66 – 5.73
Expected volatility	53.67 – 54.17%	53.88 – 54.96%	54.17 – 54.73%

	ESPP
	Year ended December 31,
	2012	2011	2010
Dividends	0%	0%	0%
Risk-free interest rate	0.13 – 0.17%	0.22 – 0.27%	0.26 – 0.35%
Expected life (in years)	1.25	1.25	1.25
Expected volatility	42.12 – 44.17%	37.36 – 42.34%	40.15 – 45.83%

During fiscal years 2012, 2011 and 2010, Actuate issued 373,776 shares, 403,814 shares and 369,780 shares, respectively, under the Purchase Plan. The weighted-average fair value of employees’ stock purchase rights under the Purchase Plan during fiscal years 2012, 2011 and 2010 was $2.14, $1.88 and $1.67 per share, respectively.

Stock Repurchase Program

The Company’s stock repurchase program was originally announced in September 2001 and has been extended from time to time by Actuate’s Board of Directors.

On August 2, 2012, the Board of Directors approved an ongoing extension of the Company’s share repurchase program. This extension authorized management to make additional repurchases of Actuate common stock up to an aggregate of $30 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, the volume of

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee stock plan activity, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. In each of the third and fourth quarters of 2012, the Company repurchased approximately 2,700,000 shares for a total of $15.6 million in the open market. As of December 31, 2012 $14.4 million remains of the $30 million authorized.

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

10.	Actuate 401(k) Plan

The Company sponsors a salary deferral 401(k) plan for all of its eligible domestic employees. This plan allows employees to contribute up to 60% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service (“IRS”) Code. The maximum dollar limitation was $17,000 for fiscal year 2012. Beginning in fiscal year 2007, the Company started to match 50% of the employees’ first 3% annual contributions. The maximum match in any given plan year is calculated based on the lower of 3% of the employees’ eligible annual compensation or the then current IRS compensation wage limit. The IRS annual wage limit for fiscal year 2012 was $250,000. The Company’s contributions under the plan were charged to operations.

The following table represents the Company’s contribution activities for the following years:

	Year ended December 31,
	2012	2011	2010
IRS annual wage limit	$250,000	$245,000	$245,000
Maximum match per employee	3,750	3,675	3,675
Employer contributions	$368,000	$349,000	$378,000

11.	Restructuring Charges

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

During fiscal 2012, the Company incurred a restructuring charge of $496,000. Of this total, approximately $421,000 was severance and benefits related to a restructuring of our French operation and $75,000 was associated with an idle Xenos facility in Europe.

During fiscal 2011, the Company implemented restructuring actions that resulted in an aggregate charge of $889,000 and the elimination of 26 positions across our North American product development and global sales and marketing operations. Also included in the aggregate charges for the year were $316,000 of idle facilities charges related to the closure of its Xenos facility in Europe and final true-ups of operating expenses associated with an idle South San Francisco facility. These charges are based on actual and estimated costs incurred, including estimates of sublease income on portions of the Company’s idle facilities that are periodically updated based on market conditions and in accordance with restructuring plans.

During fiscal 2010, the Company implemented restructuring actions that resulted in an aggregate charge of $968,000 and elimination of 26 positions worldwide, across all levels, primarily within the sales and marketing

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

organization. Severance and termination related charges totaled approximately $921,000. The Company also recorded idle facilities charges totaling $47,000 related to a Xenos facility in Europe.

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2012, 2011 and 2010 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2009	$415	$3,003	$3,418
Restructuring charges	921	47	968
Cash payments, net of rents collected on sublease	(680)	(2,571)	(3,251)
Reclassified as a long-term asset (1)	—	75	75
Assumed upon acquisition of Xenos (2)	—	106	106
Adjustments (3)	(2)	(29)	(31)

Balance at December 31, 2010	654	631	1,285
Restructuring charges	573	316	889
Cash payments, net of rents collected on sublease	(1,261)	(763)	(2,024)
Reclassified as a long-term asset (1)	—	26	26
Adjustments (3)	34	(6)	28

Balance at December 31, 2011	—	204	204
Restructuring charges	421	75	496
Cash payments, net of rents collected on sublease	—	(199)	(199)
Adjustments (3)	3	5	8

Balance at December 31, 2012	$424	$85	$509

(1)	The balance represents the long-term portion of the estimated operating expenses reimbursable to Actuate under its South San Francisco facility sublease agreement.

(2)	The balance represents idle facility-related liabilities assumed by us upon our acquisition of Xenos on February 1, 2010.

(3)	Adjustments reflecting the impact of foreign currency translation.

12.	Income Taxes

The following table presents the profit (loss) before income taxes for domestic and foreign operations (in thousands):

	Year ended December 31,
	2012	2011	2010
Domestic	$12,102	$19,727	$15,761
Foreign	6,329	(117)	(1,449)

Profit before income taxes	$18,431	$19,610	$14,312

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Federal:
Current	$4,243	$6,428	$4,165
Deferred	236	34	629

	4,479	6,462	4,794

State:
Current	471	921	659
Deferred	1,916	572	346

	2,387	1,493	1,005

Foreign:
Current	722	(87)	572
Deferred	540	(245)	(2,706)

	1,262	(332)	(2,134)

Provision for income taxes:	$8,128	$7,623	$3,665

The tax benefit associated with exercises of stock options reduced taxes currently payable by approximately $2.2 million, $3.1 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Such benefits were credited to additional paid-in capital. The tax expense associated with the increase of tax reserves related to unrecognized tax benefits was approximately $459,000 in fiscal year 2012. There was a benefit of approximately $143,000 in fiscal year 2011 and an expense of approximately $308,000 in fiscal year 2010.

The difference between provision for income taxes and the amount computed by applying the Federal statutory rate (35 percent) to income before taxes is explained below (in thousands):

	Year ended December 31,
	2012	2011	2010
Income taxes at Federal statutory rate	$6,451	$6,864	$5,009
Permanent differences	413	(74)	203
Tax effect of foreign operations	(547)	208	(512)
Valuation allowance build (release)	(422)	(296)	(1,494)
State tax, net of Federal benefit	2,122	1,135	705
Tax credits	—	(297)	(664)
Increase (decrease) of tax reserves	—	(76)	291
Other	111	159	127

Provision for income taxes:	$8,128	$7,623	$3,665

United States income and foreign withholding taxes have not been provided on undistributed earnings for non-U.S. subsidiaries. The undistributed earnings on a book basis for non-U.S. subsidiaries are approximately $18.1 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal and State tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution would potentially be subject to withholding taxes at rates applicable to that jurisdiction.

Significant components of deferred tax assets and liabilities for Federal and States are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets
Net operating loss carry-forwards	$3,470	$3,834
Research credit carry-forwards	4,385	3,833
Accruals and allowances not currently tax deductible	3,312	3,569
Non-qualified stock options	9,284	9,062

Total deferred tax assets	$20,451	$20,298
Valuation allowance	(3,324)	(1,876)

Gross deferred tax assets, less valuation allowance	$17,127	$18,422

Deferred tax liabilities
Fixed Assets and Acquired intangible assets	$2,687	$1,380

Net deferred tax assets:	$14,440	$17,042

As of December 31, 2012, the Company had Federal net operating loss carry-forwards of approximately $1.4 million which will begin to expire in fiscal year 2023 if not utilized. As of December 31, 2012, the Company had State research tax credit carry-forwards of approximately $8.7 million. The State research credits can be carried forward indefinitely. As of December 31, 2012, the Company had net operating loss carry-forwards in foreign jurisdictions of approximately $10.7 million which will expire at various dates beginning in fiscal year 2021 if not utilized. As of December 31, 2012, the Company had tax credit carry-forwards in foreign jurisdictions of approximately $2.2 million which will expire at various dates beginning in fiscal year 2013 if not utilized.

Utilization of the net operating losses and the research tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code and similar State provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Deferred tax assets should be recognized if realization of such assets is more likely than not. The net valuation allowance increased by approximately $1.4 million during the year ended December 31, 2012. The net valuation allowance decreased by approximately $630,000 and $1.5 million during the years ended December 31, 2011 and December 31, 2010, respectively. The approximately $1.4 million increase in the valuation allowance in fiscal year 2012 resulted primarily from the increase in the valuation allowance associated with California R&D tax credits expected not be utilized. The approximately $630,000 decrease in the valuation allowance in fiscal year 2011 resulted primarily from the decrease in the valuation allowance associated with the utilization of foreign net operating loss carryovers. The $1.5 million decrease in the valuation allowance in fiscal year 2010 resulted primarily from the decrease in the valuation allowance of the Canadian subsidiary due to the increased expected future profitability of the subsidiary after restructuring and the acquisition of Xenos. As of December 31, 2012, approximately $1.6 million of the valuation allowance reflected above is related to foreign net operating losses in jurisdictions where the Company continues to project losses or limited profitability. These amounts will be credited to tax expense if in the future the Company determines that they should be realized.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the January 1, 2011 through December 31, 2012 amount of unrecognized tax benefits are as follows (in thousands):

Beginning balance at January 1, 2011:	$4,547
Additions based on tax positions related to the current year	192
Additions based on tax positions related to the prior year	157
Decreases based on tax positions related to the prior year	(281)

Ending balance at December 31, 2011:	$4,615
Additions based on tax positions related to the current year	97
Additions based on tax positions related to the prior year	146
Decreases based on tax positions related to the prior year	(305)

Ending balance at December 31, 2012:	$4,553

As of December 31, 2012, the Company had total Federal, State, and foreign unrecognized tax benefits of $4.6 million. Of that total, approximately $3.2 million of the unrecognized tax benefits, if recognized would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Currently, there is no accrual for the payment of interest and penalties. As of December 31, 2012, the Company does not expect any material changes to uncertain tax positions within the next twelve months.

The Company is subject to taxation in the U.S., various States, and foreign jurisdictions. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The 2009 to 2012 tax years generally remain subject to U.S., State, or non-U.S. income tax examinations.

As of December 31, 2012, the Company is under examination by the State of California for the 2005 and 2006 tax years as the statute of limitations was extended for these periods. The Company believes that it has adequately provided for any adjustments that may result from the California audit. However, the outcome of the tax audit cannot be predicted with certainty. No other Federal, State or foreign income tax audits are in progress.

Changes in tax laws and rates may affect recorded deferred tax asset and liabilities and our effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefitting the Company’s 2012 U.S. federal taxes, including the extension of the R&D credit and the treatment of income earned by controlled foreign corporations (look-through rule) cannot be recognized in the Company’s 2012 financial results and instead will be reflected in the Company’s 2013 financial results. We estimate that a benefit of approximately $700,000 will be accounted for as a discrete item in our tax provision for the first quarter of 2013. In addition, we expect the Act’s extension of these provisions through the end of 2013 will favorably affect our estimated annual effective tax rate for 2013 as compared to 2012.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Geographic Information

Actuate’s primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe. Actuate’s revenues by geographic area are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenues:
North America	$104,897	$106,341	$103,831
Europe	24,301	22,341	22,881
Asia Pacific and others	9,621	6,261	4,760

Total revenue	$138,819	$134,943	$131,472

14.	Contingencies

The Company is engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, the Company believes it has adequate legal defenses and it believes that the ultimate outcome of any of these actions nor ongoing litigation expense will not have a material effect on the Company’s consolidated financial position or results of operations.

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

On August 2, 2012, the Board of Directors approved an ongoing extension of the Company’s share repurchase program. This extension authorized management to make additional repurchases of Actuate common stock up to an aggregate of $30 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, the volume of employee stock plan activity, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. Subsequent to December 31, 2012, through the date of filing this report, the Company has repurchased 1,368,831 shares totaling approximately $8.5 million in the open market under this stock repurchase plan.

In January 2013 the Board of Directors approved a modification to the Company’s 1998 Non-Employee Director Option Plan related to equity awards granted to the continuing non-employee directors. Beginning with the 2013 annual shareholder meeting, each continuing non-employee director shall receive an RSU award totaling 16,000 shares of Common Stock. All future stock option awards will be discontinued as a result of this modification.

During fiscal 2012, the Company initiated the process of deregistering its Australian subsidiary due to its lack of business activity. The Company also did not maintain an active employee presence in Australia during the course of fiscal 2012. At fiscal year end, the deregistration process was substantially complete but not finalized. On February 14, 2013, the Company received the final documents indicating that Actuate Asia Pacific Pty, Ltd. was formally deregistered and no longer remained a subsidiary of Actuate Corporation.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial data for the eight quarters ended December 31, 2012 (in thousands, except per share data).

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$34,836	$36,228	$32,179	$35,576
Income from operations	$6,281	$6,225	$2,713	$3,338
Net income	$3,877	$5,561	$107	$$758
Net income per share:
Basic	$0.08	$0.11	$0.00	$0.02
Diluted	$0.07	$0.11	$0.00	$0.01
Shares used in computing per share amounts:
Basic	49,013	49,218	49,207	48,652
Diluted	52,681	52,949	52,794	51,244

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$32,088	$33,738	$33,809	$35,308
Income from operations	$2,683	$3,632	$6,802	$7,784
Net income	$1,679	$581	$4,722	$5,005
Net income per share:
Basic	$0.04	$0.01	$0.10	$0.10
Diluted	$0.03	$0.01	$0.09	$0.10
Shares used in computing per share amounts:
Basic	45,868	46,656	48,058	48,603
Diluted	50,262	51,049	52,285	52,358

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Additions charged to other accounts(1)	Deductions(2)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2012	$720	$107	$(336)	$(97)	$394
Year ended December 31, 2011	$615	$(21)	$449	$(323)	$720
Year ended December 31, 2010	$749	$(14)	$(52)	$(68)	$615

(1)	Represents amounts charged to revenue and deferred revenue for sales returns and other revenue related items.
(2)	Deductions are primarily comprised of write-offs of receivable balances against the allowance for doubtful accounts.