Form 10-Q
period 2013-03-31
ACTUATE CORP
filed 2013-05-08
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of April 30, 2013
Common Stock, par value $.001 per share	47,325,167

Actuate Corporation

PART I—FINANCIAL INFORMATION

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$35,848	$37,483
Short-term investments	32,312	28,967
Accounts receivable, net of allowances of $476 and $394 at March 31, 2013 and December 31, 2012, respectively	24,867	33,053
Other current assets	9,901	9,098

Total current assets	102,928	108,601
Property and equipment, net	7,507	7,805
Goodwill	51,615	51,821
Purchased intangibles, net	10,465	11,163
Non-current deferred tax assets, net	12,548	12,214
Other assets	889	911

	$185,952	$192,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,346	$1,976
Restructuring liabilities	488	509
Accrued compensation	5,611	6,504
Other accrued liabilities	5,173	5,626
Deferred revenue	42,800	43,438

Total current liabilities	55,418	58,053

Long-term liabilities:
Notes payable	818	843
Other liabilities	3,104	3,157
Long-term deferred revenue	2,625	2,978
Long-term income taxes payable	2,401	2,127

Total long-term liabilities	8,948	9,105

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 89,866,656 and 89,179,966 shares, respectively; outstanding 47,314,274 and 48,220,978 shares, respectively	47	48
Additional paid-in capital	242,299	237,731
Treasury stock, at cost; 42,552,382 and 40,958,988 shares, respectively	(182,878)	(172,880)
Accumulated other comprehensive income	839	2,198
Retained earnings	61,279	58,260

Total stockholders’ equity	121,586	125,357

	$185,952	$192,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
License fees	$15,480	$13,392
Services	19,438	21,444

Total revenues	34,918	34,836

Costs and expenses:
Cost of license fees	573	465
Cost of services	4,983	5,257
Sales and marketing	13,774	10,874
Research and development	6,560	5,805
General and administrative	5,880	5,847
Amortization of purchased intangibles	263	289
Restructuring charges	68	18

Total costs and expenses	32,101	28,555

Income from operations	2,817	6,281
Interest income and other income/(expense), net	300	(307)
Interest expense	(60)	(139)

Income before provision for income taxes	3,057	5,835
Provision for income taxes	38	1,958

Net income	$3,019	$3,877

Basic net income per share	$0.06	$0.08

Shares used in basic net income per share calculation	48,180	49,013

Diluted net income per share	$0.06	$0.07

Shares used in diluted net income per share calculation	50,514	52,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$3,019	$3,877

Other comprehensive income/(loss):
Foreign currency translation	(1,335)	793
Net unrealized gain/(loss) on securities	(24)	52

Total comprehensive income	$1,660	$4,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$3,019	$3,877
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation expense, net of liability-based awards	1,746	1,459
Excess tax benefits from stock based compensation	(710)	(1,664)
Amortization of purchased intangibles	640	562
Amortization of debt issuance cost	20	17
Depreciation	542	406
Accretion/amortization on short-term investments	(92)	43
Gain on liquidation of investments	(416)	—
Change in valuation allowance on deferred tax assets	(112)	(81)
Impairment of assets	—	89
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	8,186	(798)
Other current assets	(124)	(175)
Accounts payable	(713)	187
Accrued compensation	(893)	(1,304)
Other accrued liabilities	(453)	(1,470)
Deferred tax assets, net of liabilities	(116)	56
Income taxes receivable/payable	186	839
Other deferred liabilities	(52)	13
Restructuring liabilities	(21)	(42)
Deferred revenue	(991)	(324)

Net cash generated by operating activities	9,646	1,690

Investing activities
Purchase of property and equipment	(161)	(2,049)
Proceeds from maturities of short-term investments	11,593	8,072
Purchase of short-term investments	(14,869)	(8,052)
Net change in other non-current assets	11	(8)

Net cash used in investing activities	(3,426)	(2,037)

Financing activities
Credit facility related payments	(12)	(33)
Excess tax benefits from stock based compensation	710	1,664
Proceeds from issuance of common stock	2,179	3,169
Stock repurchases	(10,000)	(5,000)
Tax withholdings related to net share settlements of restricted stock awards and units	(50)	—

Net cash used in financing activities	(7,173)	(200)
Effect of exchange rate changes on cash and cash equivalents	(682)	793

Net increase (decrease) in cash and cash equivalents	(1,635)	246
Cash and cash equivalents at the beginning of the year	37,483	38,759

Cash and cash equivalents at the end of the year	$35,848	$39,005

Supplemental cash flow disclosures:
Cash paid for interest	$38	$131
Cash paid for income taxes	$225	$1,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The Company

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate provides software and services to develop and deploy business analytics and customer communications applications. Applications built on ActuateOne®, a suite of integrated commercial products built around the open source BIRT (Business Intelligence and Reporting Tools) project with the Eclipse Foundation, deliver more business and consumer insights to more people than all Business Intelligence (“BI”) companies combined. ActuateOne was created to ensure organizations are ready for the ongoing, exponential growth of Big Data and the proliferation of mobile touch devices. With ActuateOne organizations can design applications to provide all stakeholders, including employees, customers, partners and citizens, with content that they can easily understand, access and analyze relevant information to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Actuate’s goal is to ensure that all end users can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, opening up unexplored avenues for improving corporate performance.

Actuate’s principal executive offices are located at the BayCenter Campus in San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.org and www.birt-exchange.com www.birtperformanceanalytics.com, www.xenos.com, www.birtondemand.com and www.quiterian.com. The information posted on our Web sites is not incorporated into this Form 10-Q.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Actuate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 8, 2013.

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

Actuate has not established vendor-specific objective evidence of fair value for its licenses. Therefore, the Company recognizes revenues from software arrangements with multiple elements involving software licenses under the residual method, which means the fair value of the undelivered elements is deferred while the remaining value of the arrangement is allocated to the delivered elements. If we are unable to determine the fair value of the undelivered elements then the entire arrangement is recognized over the life of the undelivered element. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

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

The Company establishes vendor specific objective evidence of fair value for maintenance and support using a “bell-shaped curve” approach for certain types of license transactions, and uses a “stated maintenance renewal” approach for other categories of license transactions. When applying the “bell-shaped curve” approach the Company analyzes all maintenance renewal transactions over the past twelve months for that category of license and plots those data points on a bell-shaped curve to ensure that a high percentage of the data points are within an acceptable margin of the established VSOE rate. This analysis is performed quarterly.

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

Stock-based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit reflected in the Condensed Consolidated Statements of Income in connection with stock options, restricted stock units and the Employee Stock Purchase Plan (“ESPP”) for three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options	$971	$1,192
Restricted stock units	336	241
Performance stock units (“MSUs”)	203	—
ESPP	236	123

Total share-based compensation	$1,746	$1,556

Income tax benefit	$525	$496

Included in the total share-based compensation for the first quarter of fiscal 2012 is approximately $97,000 of stock based compensation classified as liability based awards. These options were either fully exercised or had expired as of December 31, 2012. Accordingly, the Company incurred no compensation expense in the first quarter of 2013 and has no liabilities at March 31, 2013 related to these share-based awards.

In May 2012, market-performance based restricted stock units (“MSUs”) were granted to the Chief Executive Officer and Chief Financial Officer of the Company. Each MSU represents the right to one share of Actuate’s common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of Actuate’s stock price relative to the performance of the S&P Small Cap 600 Index over a two-year vesting period, up to 200% of the MSUs initially granted. After the initial performance period, 50% of the earned award vests immediately and the remaining 50% is subject to an additional one year service vesting period. We value the MSUs using the Monte Carlo simulation model and amortize the compensation expense over the three year performance and service period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the three months ended March 31, 2013 and 2012 are as follows:

	Options		ESPP
	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Volatility	53.58%	54.17%	34.3 – 41.52%	44.17%
Expected term (years)	5.66	5.63	1.25	1.25
Risk free interest rate	0.77%	1.01%	0.11 – 0.27%	0.13%
Expected dividend yield	0%	0%	0%	0%

Beginning January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest annually over four years and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 1:1 for each restricted stock unit granted, and an equivalent of 1 share will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of March 31, 2013, a total of 1,241,250 RSUs and MSUs were granted to the Company’s senior management, employees and non-employee Board of Directors.

In February 2011, the Board of Directors approved the acceleration of 333,333 stock options that had been previously granted to a senior executive who had passed away in December 2010. In addition, the exercise terms for these accelerated options along with 129,167 of vested options were extended from one to two years. As such, the full fair value of these options was measured as of the modification date and fully expensed at that time. Since there was no longer a performance obligation at the date of modification associated with these options, an alternate classification and accounting under GAAP was required. As a result, these accelerated options were to be measured and classified as liability rather than equity. Accordingly, at the end of each quarter, we calculate the revised fair value of these options and recognize any corresponding gain or loss to income. These options were either fully exercised or had expired as of December 31, 2012.

Of these share-based awards, the Company incurred no compensation expense in the first quarter of 2013 and has no liabilities at March 31, 2013 related to these share-based awards, compared with approximately $97,000 of compensation expense in the first quarter of fiscal year 2012 and approximately $780,000 of other accrued liabilities at March 31, 2012.

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

	Three Months Ended March 31,
	2013	2012
Weighted-average common shares outstanding	48,180	49,013
Weighted-average dilutive common equivalent shares under the treasury stock method	2,334	3,668

Weighted-average common shares used in computing diluted net income per share	50,514	52,681

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income per share was 4,259,198 for the three months ended March 31, 2013. The weighted-average number of restricted stock unit shares excluded from the calculation of diluted net income was 86,950 for the three months ended March 31, 2013. Such stock options or RSUs, had they been dilutive, would have been included in the computation of diluted net income per share.

In the first quarter of fiscal year 2012, the Company excluded 2,078,397 stock options from its calculation of weighted-average common shares used in computing dilutive net income per share. No restricted stock units were excluded from the diluted earnings per share computation for the three months ended March 31, 2012 as they were all dilutive. The weighted average exercise price of excluded stock options was $6.14 and $6.23 for the quarters ended March 31, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013 with early adoption permitted. The Company adopted the new guidance effective the first quarter of fiscal 2013. In February 2013, we liquidated one of our subsidiaries in Asia and as a result, recognized favorable cumulative translation adjustments to income. This adjustment was recorded under the Interest income and other income/(expense), net section of the Company’s Condensed Consolidated Statement of Income at March 31, 2013.

In 2013, FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

2. Acquisitions

Quiterian S.L.

In October 2012, the Company acquired Quiterian S.L., a privately held software company that provides visual data mining, social media analytics and predictive analytics for business and other non-technical users. Actuate acquired 100% of the outstanding shares held by the Quiterian shareholders for $5.2 million in cash. This purchase price was entirely paid upon closing, net of a 10% holdback. There are $3 million in potential additional compensation payments which may be required over the next three year period which are wholly dependent on the achievement of specific service obligations.

Under the purchase accounting method, the total purchase price was allocated to Quiterian’s net tangible and intangible assets based upon their estimated fair values as of October 16, 2012. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.

Direct transaction costs related to the Quiterian acquisition totaling approximately $354,000 were incurred during the quarter in which the acquisition occurred. These costs include investment banking fees, legal and accounting fees, and other external costs directly related to the acquisition. All costs were directly charged to general and administrative expense on the Consolidated Statements of Income as incurred.

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

3. Fair Value Measurements of Financial Assets and Liabilities

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

The Company has assets that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on real-time quotes for transactions in active exchange markets involving identical assets.

•	Level 2—Valuations based on readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets Measured at Fair Value on a Recurring Basis

The following table represents information about the Company’s investments measured at fair value (in thousands).

	Fair value of investments as of March 31, 2013
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$4,230	$4,230	$—	$—
Term deposits (1)	6,297	6,297	—	—
Commercial paper (2)	3,998	—	3,998	—
Corporate bonds (3)	29,315	—	29,315	—

	$43,840	$10,527	$33,313	$—

	Fair value of investments as of December 31, 2012
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$5,595	$5,595	$—	$—
Term deposits (1)	8,000	8,000	—	—
Commercial paper (2)	1,599	—	1,599	—
Corporate bonds (2)	25,368	—	25,368	—
Federal and municipal obligations (2)	2,000	—	2,000	—

	$42,562	$13,595	$28,967	$—

(1)	Included in cash and cash equivalents in the Company’s Consolidated Balance Sheet.
(2)	Included in short-term investments in the Company’s Consolidated Balances Sheet.
(3)	Of this amount, approximately $1 million was included in cash equivalents at March 31, 2013.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at March 31, 2013
Classified as cash and cash equivalents:
Cash	$24,320	$—	$—	$24,320
Term deposits	6,297	—	—	6,297
Money market funds	4,230	—	—	4,230
Corporate bonds (4)	1,001	—	—	1,001

	35,848	—	—	35,848
Classified as short-term investments:
Commercial paper (4)	3,999	—	(1)	3,998
Corporate bonds (4)	28,318	—	(4)	28,314

	32,317	—	(5)	32,312

Total	$68,165	$—	$(5)	$68,160

(4)	Securities totaling approximately $20.8 million were in an unrealized loss position at March 31, 2013. None of these securities were in a continuous unrealized loss position for greater than 12 months.

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2012
Classified as cash and cash equivalents:
Cash	$23,888	$—	$—	$23,888
Term deposits	8,000	—	—	8,000
Money market funds	5,595	—	—	5,595

	37,483	—	—	37,483
Classified as short-term investments:
Commercial paper (5)	1,599	—	—	1,599
Corporate bonds (5)	25,350	28	(10)	25,368
Federal and municipal obligations (5)	2,000	—	—	2,000

	28,949	28	(10)	28,967

Total	$66,432	$28	$(10)	$66,450

(5)	Securities totaling approximately $11.4 million were in an unrealized loss position at December 31, 2012. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. At March 31, 2013, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

4. Restructuring Charges

During the first quarter of fiscal 2013, the Company incurred a restructuring charge of approximately $68,000 associated with employment legal matters in France and an idle Xenos facility in Europe. Historically, restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. Restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

The following table summarizes the restructuring accrual activity during the three months ended March 31, 2013 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2012	424	85	509
Restructuring charges	62	6	68
Cash payments, net of rents collected on sublease	(34)	(32)	(66)
Adjustments (1)	(18)	(5)	(23)

Balance at March 31, 2013	$434	$54	$488

(1)	Adjustments mainly reflect the impact of foreign currency translation.

5. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
North America	$27,821	$24,277
Europe, Middle East, and Africa	5,773	7,295
Asia Pacific and others	1,324	3,264

	$34,918	$34,836

As of March 31, 2013, we operated solely in one segment, which is the development, marketing and support of our enterprise reporting application platforms. There were no customers that accounted for more than 10% of total revenues in the three months ended March 31, 2013 or 2012.

6. Goodwill and Other Purchased Intangible Assets

Goodwill

The Company performs its annual impairment test of goodwill as of October 1st of each year. Goodwill is not amortized, but is evaluated for impairment on an annual basis or when impairment indicators are present. The potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recorded book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed on October 1, 2012. As a result, the Company did not record any impairment related to its goodwill for the twelve months ended March 31, 2013.

The Company’s goodwill balance of $51.6 million was unchanged at March 31, 2013 when compared to the balance reported at end of fiscal 2012 except for minor adjustments resulting from foreign currency translation.

Intangibles

Other purchased intangible assets consist of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$22,360	$(17,654)	$4,706	$22,360	$(17,394)	$4,966
Purchased technologies	17,377	(11,579)	5,798	17,377	(11,202)	6,175
Leases	47	(28)	19	47	(25)	22
Foreign currency exchange	(62)	4	(58)	—	—	—

	$39,722	$(29,257)	$10,465	$39,784	$(28,621)	$11,163

Amortization expense of purchased technology and other intangible assets was approximately $640,000 and $562,000 for the quarters ended March 31, 2013 and 2012, respectively. Of this total, approximately $377,000 and $273,000 was related to the amortization of purchased technology for the periods ended March 31, 2013 and 2012, respectively.

During the year ended December 31, 2012, the Company recorded additions to its intangible assets of approximately $2 million related to the acquisition of Quiterian. For additional discussion, see Note 2 of this Form 10-Q.

Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2013 (remainder of year)	$1,900
2014	2,533
2015	2,527
2016	2,524
2017 and thereafter	981

$10,465

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

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill (“WFF”) and secured a revolving line of credit in the principal amount of up to $50 million. There are no minimum pay-down requirements under the terms of this credit facility so long as we remain in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million and were fully paid as of March 31, 2013. These costs were originally capitalized and were being amortized over four years in the Company’s Consolidated Financial Statements. Such assets were reflected as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement was originally for a period of four years and was originally scheduled to expire on November 3, 2012.

On December 29, 2011, the Company amended the terms of its credit facility with Wells Fargo Capital Finance, LLC (“WFCF”). The amended credit facility provided for the following:

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

As of March 31, 2013, there was no balance owed on this credit facility and the balance available under the revolving credit facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of March 31, 2013, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line on a monthly basis.

The following table represents costs related to the Company’s credit facility (in thousands):

	Three Months Ended March 31,
	2013	2012
Amortization of debt issuance costs	$20	$17
Unused line fees	38	38

Total	$58	$55

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

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. The loans are scheduled for repayment on a quarterly basis starting June, 2014 and ending September, 2022. The combined outstanding balances of these loans total approximately $818,000 and are classified as notes payable on the Company’s Consolidated Balance sheet at March 31, 2013.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At March 31, 2013, the deferred rent liability balance related to the new lease totaled approximately $3.4 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $261,000 was classified as short term and $3.1 million was classified as long term accrued liabilities on the Company’s Consolidated Balance Sheet at March 31, 2013. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and is now using the BayCenter Campus as its corporate headquarters.

Upon the execution of the new lease, Actuate delivered to the new landlord two letters of credit totaling $225,300. These letters of credit guarantee Actuate’s contractual obligations related to the BayCenter Campus in San Mateo, California.

In fiscal 2012, the Company entered into a new lease agreement for one of its sales locations in Europe. Upon the execution of the new lease, Actuate delivered to the new landlord a letter of credit for approximately $88,000 in order to guarantee its contractual obligations related to this lease.

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $1.1 million in the first quarter of fiscal year 2013 compared with approximately $846,000 in first quarter of fiscal year 2012. In addition, the Company incurred facility related charges of approximately $170,000 and $360,000 in the first quarter of fiscal 2013 and 2012, respectively.

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

Beginning in 2013 each continuing non-employee director is granted a RSU award covering 16,000 shares of the Company’s Common Stock at each annual stockholders meeting. Each restricted stock unit award granted to a continuing non-employee director will vest upon the non-employee director’s continued Board service through the first anniversary of the award date. Before the start of each calendar year, each of our non-employee directors is given the opportunity to elect to defer the receipt of any or all of the shares of Actuate Common Stock that vest and become issuable pursuant to the restricted stock unit award to be made to such non-employee director at the next annual stockholders meeting. If a non-employee director makes a timely deferral election, then the shares of Actuate Common Stock in which he or she vests under the RSU award will be issued upon his termination of Board service. In the absence of an effective deferral election, any shares of the Company’s Common Stock in which the non-employee director vests under the RSU award will be issued as those shares vest.

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

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 24,055,871 as of March 31, 2013.

Plan Summary	Available for Grant	Options and Awards Outstanding(2)	Total Authorized But Unissued
Amended and Restated 1998 Equity Incentive Plan	10,413,059	12,327,911	22,740,970
2001 Supplemental Stock Plan	705,541	49,360	754,901
1998 Non-Employee Director Option Plan	495,000	115,000	610,000

Total Stock Plans	11,613,600	12,492,271	24,105,871
Miscellaneous Stock Grant (1)	(50,000)	—	(50,000)

Total Stock Plans Balance at March 31, 2013	11,563,600	12,492,271	24,055,871

(1)	Board approved stock grant on February 17, 2011 to the beneficiary of a deceased senior executive in recognition of services performed.
(2)	Total balance outstanding at March 31, 2013 includes 11,333,459 of options and 1,158,812 of RSU’s.

The weighted average grant date fair value of options granted during the quarter ended March 31, 2013 was $2.71 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended March 31, 2013 was $1.70 million.

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.49-$3.56	1,640,025	3.94 years	$3.19	1,639,815	$3.19
$3.58-$4.45	1,291,663	2.62 years	$3.83	1,267,674	$3.82
$4.58-$4.80	1,101,183	6.63 years	$4.78	857,413	$4.78
$4.84-$5.31	1,436,513	4.77 years	$5.15	1,272,421	$5.14
$5.32-$5.48	1,266,169	7.74 years	$5.48	705,734	$5.48
$5.49-$6.08	1,314,402	8.75 years	$5.59	100,751	$5.71
$6.09-$6.28	1,491,521	5.62 years	$6.12	1,237,798	$6.11
$6.29-$8.39	1,791,983	8.40 years	$6.45	574,204	$6.52

$1.49-$8.39	11,333,459	6.06 years	$5.10	7,655,810	$4.76

	March 31, 2013	March 31, 2012
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	11,178,992	12,953,750
Aggregate intrinsic value (in thousands)	$11,219	$21,717
Weighted average exercise price per share	$5.09	$4.63
Weighted average remaining contractual term (in years)	6.02	5.70
Options Exercisable
Options currently exercisable	7,655,810	9,042,992
Aggregate intrinsic value of currently exercisable options (in thousands)	$9,980	$18,652
Weighted average exercise price per share	$4.76	$4.25
Weighted average remaining contractual term (in years)	4.84	4.40

As of March 31, 2013, the number of shares reserved for future grants under all option plans was 11,563,600. The number of shares available for future purchase under the Purchase Plan was 2,389,608.

Summary of Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Beginning outstanding balance	577,374	384,687
Awarded	367,500	165,000
Released	(21,062)	(12,313)

Ending outstanding balance	923,812	537,374

The weighted average grant date fair value of restricted stock units granted during the quarter ended March 31, 2013 and 2012 were $5.55 and $6.30 per unit, respectively.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	923,812	1.88	$5,552
Restricted stock units vested and expected to vest (1)	887,429	1.85	$3,739
Restricted stock units vested and deferred	265,250	—	$1,594

(1)	Net of expected forfeitures

Summary of Market-Performance Based Restricted Stock Units (“MSUs”)

There was no MSU activity for the three months ended March 31, 2013 or 2012.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
MSUs outstanding	235,000	1.25	$1,412
MSUs vested and expected to vest (1)	226,246	1.24	$1,360
MSUs vested and deferred (2)	—	—	$—

(1)	Net of expected forfeitures.
(2)	Awards earned but receipt of shares deferred until employee leaves the Company.

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Maintenance and support	$40,343	$41,007
Other	5,082	5,409

	$45,425	$46,416
Less: current portion	(42,800)	(43,438)

Long-term deferred revenue	$2,625	$2,978

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

9. Subsequent Events

In April 2013 the Company began a review of its cost structure, primarily related to the consolidation of its Performance Management operations in Canada The Company expects to record a restructuring charge in the second quarter of 2013 as a result of this process.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 8, 2013.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate’s expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate’s current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part II, Item 1A–Risk Factors of this Form 10-Q, Part I, Item 1A–Risk Factors in our Annual Report for the year ended December 31, 2012 and in other filings made by the Company with the Securities and Exchange Commission.

Overview

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate provides software and services to develop and deploy business analytics and customer communications applications. Applications built on ActuateOne®, a suite of integrated commercial products built around the open source BIRT (Business Intelligence and Reporting Tools) project with the Eclipse Foundation, deliver more business and consumer insights to more people than all Business Intelligence (“BI”) companies combined. ActuateOne was created to ensure organizations are ready for the ongoing, exponential growth of Big Data and the proliferation of mobile touch devices. With ActuateOne organizations can design applications to provide all stakeholders, including employees, customers, partners and citizens, with content that they can easily understand, access and analyze relevant information to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Actuate’s goal is to ensure that all end users can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, opening up unexplored avenues for improving corporate performance.

Actuate’s principal executive offices are located at the BayCenter Campus in San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.org and www.birt-exchange.com www.birtperformanceanalytics.com, www.xenos.com, www.birtondemand.com and www.quiterian.com. The information posted on our Web sites is not incorporated into this Form 10-Q.

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

Despite the ongoing global economic uncertainty, we have continued to achieve profitability and positive cash flows. Nevertheless, our business model and longer-term financial results are not immune to a sustained economic downturn. For example, the recent domestic and global economic uncertainty resulted in reduced demand for information technology, including enterprise software and services. The direction and relative strength of the global economy continues to be uncertain and makes it difficult for us to forecast operating results and to make decisions about future investments. Information technology spending has historically declined as general economic and market conditions worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. Such economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

Over the past year we have invested significant resources to expand our sales and engineering operations. In order to expand sales, we established additional foreign operations, expanded our channel management and support organizations, hired additional personnel, recruited additional resellers and/or increased the productivity of existing resellers.

Factors that may affect our operating results include the possibility of a prolonged period of limited economic growth or possible economic decline in and adverse effects of the ongoing sovereign debt crisis in Europe, including its expected negative impact on European economic growth versus the rest of the world; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in corporate spending; adverse economic conditions that may be specific to information technology and the software industry; and risk that the size of the market for our products will not support more sales professionals. Please also refer to our Risk Factor discussion in Item 1A.

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

The Company expects that it will continue to derive a significant portion of its revenues from financial services customers for the foreseeable future. Unfavorable economic conditions in recent years have adversely impacted IT spending in the financial services industry. If this trend continues into 2013, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

For the remainder of fiscal year 2013, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in fiscal year 2013, particularly among financial services companies in the United States and Western Europe. Secondly, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their business analytics and customer communications management software purchases among fewer suppliers. Finally, we expect to experience vigorous competition in the business analytics and customer communications management markets. Several of our competitors have released products that are marketed to be directly competitive with our offerings. As one of the few independent vendors remaining, Actuate faces competition from large and well-established vendors including Microsoft, SAP, Oracle and IBM, all of which have acquired business analytics and customer communications management products to add to their technology stacks. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles.

For the remainder of fiscal year 2013, we will continue to pursue our strategic initiatives to improve revenue growth related to business analytics and customer communications management markets. These initiatives are as follows:

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

•

Selling to Line-of-Business Management—We are creating business analytics applications and software solutions to market to line-of-business managers. These offerings are in the areas of performance management, business analytics, customer self service and statementing. We hope these initiatives will result in increased license revenue over the medium-to-long term.

•

Selling to Global 9000 Corporations in the Financial Services Sector—We continue to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We anticipate a negative impact of the slow recovery in IT spending in this sector through 2013. However, we believe that once the issues in Financial Services are resolved, the industry will once again lead in the adoption of business analytics and customer communications management solutions.

•

Building out and delivering on the roadmap of applying BIRT to additional data sources including hard to reach print stream data by investing in the development of BIRT based customer communications management offerings.

•

Building out and delivering on the BIRT roadmap of customer communications management capabilities by integrating Xenos offerings into the iHub. The BIRT iHub (“iHub”) provides content generation, management and distribution capabilities for a variety of different types of content produced by BIRT Designer, Xenos Enterprise Server and BIRT Analytics.

•	Building out and delivering on the roadmap of BIRT Analytics capabilities by integrating Quiterian offerings into the iHub.

It is important to note that we are transitioning from our legacy e.Reports product suite to our new BIRT iHub product offering. As our legacy products age, we have experienced higher than normal decline rates which may continue for the foreseeable future. In the mean time, BIRT is expected to become the dominant contributor to license and maintenance revenues. As this transition progresses, we expect to see our maintenance renewal decline rate improve, eventually resulting in stronger maintenance growth rates in the future.

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

For further information about our significant accounting policies, see the discussion under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2012, as filed with the SEC on Form 10-K on March 8, 2013.

Results of Operations

	Three Months Ended March 31, (in thousands except per share data)
	2013	2012	$ Change	% Change
Financial summary
Total revenues	$34,918	$34,836	$82	—%

Total operating expenses	32,101	28,555	3,546	12%

Income from operations	2,817	6,281	(3,464)	(55)%
Operating margins	8%	18%	(10)%	(56)%

Net income	$3,019	$3,877	$(858)	(22)%

Diluted net income per share	$0.06	$0.07	$(0.01)	(14)%

Shares used in diluted per share calculation	50,514	52,681

Financial Performance Summary for the quarter ended March 31, 2013:

•	Increase in license revenues of 16% or approximately $2.1 million. This increase was the result of improved license sales in North America.

•	The increase in license revenues was mostly offset by lower services revenues driven by lower maintenance renewals.

•

Decrease in operating margins driven by higher operating expenses. The increase in operating expenses was mainly the result of a 14% addition to our average headcount as we acquired Quiterian in October 2012 and steadily increased our sales force over the last year.

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2013	2012
Revenues:
License fees	44%	38%
Services	56	62

Total revenues	100	100

Costs and expenses:
Cost of license fees	2	1
Cost of services	14	15
Sales and marketing	39	31
Research and development	19	17
General and administrative	17	17
Amortization of other purchased intangibles	1	1
Restructuring charges	—	—

Total costs and expenses	92	82

Income from operations	8	18
Interest income and other income /(expense), net	1	(1)
Interest expense	—	—

Income before income taxes	9	17
Provision for income taxes	—	6

Net income	9%	11%

Revenues

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2013	2012
Revenues
License fees	$15,480	$13,392	$2,088	16%
Services	19,438	21,444	(2,006)	(9)%

Total revenues	$34,918	$34,836	$82	—%

% of revenue
License fees	44%	38%
Services	56%	62%

Total revenues	100%	100%

Our revenues are derived from license fees and services. Our services revenues include software maintenance and support, professional consulting and training. Our total revenues during the first quarter of 2013 remained unchanged compared the corresponding period in the prior year. However, we did experience an increase in license revenues driven mainly by license growth in North America. North America license revenues increased 43% or $3.8 million over the first quarter of 2013 driven by sales of our BIRT iHub products. We also closed three significant transactions with license component in excess of $1 million in North America, compared to one last year. This increase in license revenues was offset by lower services revenues, lower international license sales, and a decrease in sales of our legacy products as we transition to our newer BIRT iHub products.

It is important to note that March 2013 marked the end of the quarterly revenue stream driven by our June 2010 agreement with Oracle. The terms of the agreement called for equal cash payments by Oracle to Actuate between June 2010 and March 2013 in accordance with a pre-determined schedule. Accordingly, over the past twelve quarters, Actuate has recognized approximately $1.3 million of quarterly revenues upon receipt of payment from Oracle.

Our services revenue decreased 9% or by approximately $2 million over the same quarter last year due mainly to a continued decline in the maintenance renewal rate, especially on our legacy e.Report Designer (“ERD”) product line as we transition from the ERD product suite to our open source BIRT iHub product line.

Sales outside of North America were $7.1 million or 20% of total revenues for the first quarter of fiscal 2013, compared to $10.6 million, or 30% of total revenues for the first quarter of fiscal 2012. Fluctuations in foreign currency exchange rates did not have a significant impact on our revenues for the first quarter of fiscal 2013.

License fees. The increase in license revenues for the first quarter of fiscal 2013 over the same period in the prior year was due to improved sales in North America where we closed three significant transactions with license components in excess of $1 million, compared to one last year. Most of the increase in the first quarter license revenues was attributed to a strong demand for our customer communications management products which increased 81% or approximately $1.9 million over the first quarter of 2012. We also experienced an increase in our global BIRT iHub license revenues. These increases were partially offset by weaker software sales in Europe and Asia, which combined accounted for a decrease of approximately $1.7 million in license sales. The decrease in international software revenues in the first quarter of 2013 compared to the same period last year was mainly due to the timing of several large transactions recorded in Asia and Europe in the first quarter of 2012 that carried a significant license component. We also experienced a decrease in revenues associated with our e.Report business as we transition to newer BIRT iHub products. Foreign currency exchange gain or loss attributed to international license revenues was minimal during the first quarters of fiscal 2013 and fiscal 2012. At a consolidated level, we completed four license transactions greater than $1 million and closed transactions greater than $100,000 with 66 customers during the first quarter of fiscal 2013. During the same period last year we completed three license transactions greater than $1 million and closed transactions greater than $100,000 with 71 customers.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2013	2012
North America	$12,740	$8,891	$3,849	43%
Europe, Middle East, and Africa	2,367	2,780	(413)	(15)%
APAC	373	1,721	(1,348)	(78)%

Total license revenue	$15,480	$13,392	$2,088	16%

Percentage of total revenue	44%	38%

Services. Services revenue is comprised of maintenance and support, professional services, and training. The 9% decrease in services revenues was driven primarily by a recent trend of high decline in our maintenance renewal rate. Although the maintenance renewal decline rate improved during the first quarter of 2013, the cumulative impact effect of prior declines continue to depress the maintenance renewal revenues. Maintenance renewal revenues decreased approximately $2.3 million during the first quarter of 2013 due to the fact that during the first quarter of 2012 we secured two significant international transactions that included large back maintenance components.

It is important to note that we are transitioning from our legacy e.Reports product suite to our new BIRT iHub product offering. As our legacy products age, we have experienced higher than normal decline rates which may continue for the foreseeable future. In the mean time, BIRT iHub is expected to become the dominant contributor to license and maintenance revenues. As this transition progresses, we expect to see our maintenance renewal decline rate improve, eventually resulting in stronger maintenance growth rates in the future.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2013	2012
North America	$15,081	$15,386	$(305)	(2)%
Europe, Middle East, and Africa	3,406	4,515	(1,109)	(25)%
APAC	951	1,543	(592)	(38)%

Total services revenue	$19,438	$21,444	$(2,006)	(9)%

Percentage of total revenue	56%	62%

By region, North America accounted for approximately 78% of the total services revenue in the first quarter of fiscal 2013 while Europe and Asia Pacific accounted for 18% and 4% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 72% of the total services revenue while the Europe and Asia Pacific regions accounted for 21% and 7% of the total services revenues, respectively. Fluctuations in foreign currency exchange rates did not have a significant impact on our services revenue for the first quarter of fiscal 2013.

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2013	2012
Cost of license fees	$573	$465	$108	23%
% of license revenue	4%	3%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The increase in cost of license fees in absolute dollars for the first quarter of fiscal 2013, compared to the corresponding period was due to the amortization of purchased technologies associated with the Quiterian acquisition which we completed in October 2012. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 3% and 5% of revenues from license fees for the remainder of fiscal 2013.

Cost of services

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2013	2012
Cost of services	$4,983	$5,257	$(274)	(5)%
% of services revenue	26%	25%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the first quarter of 2013, compared to the same period last year was due to lower employee compensation costs as we reclassified our compliance sales group out of cost of services and into the sales and marketing group effective March 2013. The compliance group is an internal organization established to monitor and ensure that our customers remain in full compliance with the provisions of their respective licensing agreements with Actuate. The decrease in employee compensation was partially offset by higher consulting fees as a result of several large professional services projects during the first quarter of 2013 which placed a higher demand on our professional services partners as we lacked sufficient internal Actuate resources to meet the customer project completion dates. Currently we expect our cost of services expenses as a percentage of total services revenues to be in the range of 25% to 26% of total services revenues for the remainder of fiscal 2013.

Sales and marketing

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2013	2012
Sales and marketing	$13,774	$10,874	$2,900	27%
% of revenue	39%	31%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Our overall sales and marketing expense increased in the first quarter of 2013 compared to the corresponding period in the prior year due to approximately $2.1 million increase in employee salaries, sales commissions and related compensation. Our average sales and marketing headcount increased by 24% or 41 employees compared to the first quarter of fiscal 2012 as we added headcount in an effort to increase sales capacity. Also included in this increase were 13 additional employees resulting from our acquisition of Quiterian which was completed in October 2012. Another factor reflected in the employee compensation increase was the effect related to the March 2013 internal transfer of the compliance sales group from the cost of services into sales and marketing. Commissions increased as a result of improving license sales in North America. We experienced an increase of approximately $230,000 in employee travel expenses, mainly in North America driven by improving license sales and post acquisition-related travels to integrate Quiterian. We also experienced similar cost increases in the first quarter of 2013 compared to the same period last year related to customer lead generation and employee sales training. We currently expect our sales and marketing expenses to increase in absolute dollars for the remainder of fiscal 2013 as we expect to add new sales headcount to create higher sales capacity.

Research and development

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2013	2012
Research and development	$6,560	$5,805	$755	13%
% of revenue	19%	17%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. Our overall research and development expense increased compared to the corresponding period in the prior year due to approximately $600,000 in higher employee compensation costs. This increase was mainly driven by a 15% addition to our average headcount from 157 at the end of the first quarter of 2012 to 180 at the end of the first quarter of 2013. Also included in this increase were 6 additional employees resulting from our acquisition of Quiterian. We believe that continued investments in technology and product development are essential for us to remain competitive in the markets we serve, and we expect our research and development expenses as a percentage of total revenues to be in the range of 18% to 20% of total revenues for the remainder of fiscal 2013.

General and administrative

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2013	2012
General and administrative	$5,880	$5,847	$33	1%
% of revenue	17%	17%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses for the first quarter of fiscal 2013 compared to the corresponding period was not significant. We anticipate our general and administrative expenses as a percentage of total revenue to remain at the current levels for the remainder of fiscal 2013.

Amortization of other purchased intangibles

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2013	2012
Amortization of other purchased intangibles	$263	$289	$(26)	(9)%
% of revenue	1%	1%

The decrease in amortization expense during the first quarter of 2013 compared to the corresponding period in the prior year was not significant. We continue to amortize the intangible assets purchased through the acquisition of Xenos and Quiterian on a straight-line basis over their estimated useful lives of seven years. For the remainder of fiscal 2013, we expect amortization expense related to other purchased intangible assets to slightly increase as a result of our acquisition of Quiterian in the fourth quarter of 2012.

Restructuring charges

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2013	2012
Restructuring	$68	$18	$50	278%
% of revenue	—%	—%

Our restructuring expense increased in the first quarter of 2013 compared to the same period last year mainly due to charges associated with employment legal matters in France.

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

Interest and other income, net

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2013	2012
Interest and other income	$470	$77	$393	510%
Foreign exchange loss	(170)	(384)	214	(56)%

Total interest and other income (loss), net	$300	$(307)	$607	198%
Interest expense	(60)	(139)	79	(57)%

Most of the increase in Interest and other income during the first quarter of 2013 compared to the same period last year was due to foreign exchange gains related to the liquidation of one of our subsidiaries in Asia which was deregistered in February 2013 and no longer remained a subsidiary of Actuate Corporation at March 31, 2013. We also experienced lower currency exchange losses compared to the first quarter of fiscal 2012 due to a more stable currency market in Europe which resulted in lower revaluation losses in Switzerland. The revaluation of these currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations. Finally, we incurred lower interest expense in the first quarter of 2013 compared to the first quarter of 2012 due to the fact that we fully paid-down the outstanding balance on our credit facility in the early part of May 2012.

Provision for income taxes

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2013	2012
Provision for income taxes	$38	$1,958	$(1,920)	(98)%
Effective tax rate	1%	34%

The Company’s provision for income taxes for the first quarter ended March 31, 2013 is lower in comparison to the first quarter of 2012 due to a lower worldwide profit before taxes. The first quarter 2013 tax provision was also lower due to a tax benefit from the extension of the Federal Research and Development (“R&D”) credit in the first quarter of 2013 and additional changes in the tax law that was not allowed in 2012 because the new tax law was not signed until January 2013.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company does not believe it is reasonably possible that its reserve for uncertain tax positions would materially change in the next 12 months.

In the first quarter of 2013, the Company reached a settlement with the California Franchise Tax Board which reduced the amount of its California R&D credits carrying over to tax year 2007 by approximately $1.7 million. Although the Company had recorded a reserve for its California R&D credits in accordance with the Accounting Standards Codification (“ASC”) 740-10, the final settlement resulted in additional California R&D credits being disallowed. As a result, the Company will reduce its deferred tax asset related to its California R&D credit. Since all California R&D credit carryforwards are offset by a full valuation allowance, there is no impact to the income statement or balance sheet as a result of this settlement.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility. The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during the first quarter 2013. This data should be read in conjunction with the Consolidated Statements of Cash Flows.

(dollars in thousands)	As of March 31, 2013	As of March 31, 2012	Change $	Change %
Cash, cash equivalents and short-term investments	$68,160	$67,664	$496	1%
Working capital	$47,510	$49,662	$(2,152)	(4)%
Note payable	$818	$—	$818	N/A
Stockholders’ equity and non-controlling interest	$121,586	$122,863	$(1,277)	(1)%

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of March 31, 2013, approximately $28.3 million of the total $68.2 million of cash, cash equivalents and short term investments was held by our foreign subsidiaries. Currently, the foreign cash is not available to fund the U.S. operations. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans or cash requirements do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash flows from operating activities: Net cash provided by operating activities was $9.6 million, resulting from net income of $3 million, adjusted for $1.6 million in non-cash charges and $5 million net change in operating assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, gain from liquidation of investments, tax benefits related to stock benefit plans and other non-cash adjustments, and the change in valuation allowance on deferred income tax assets. Net change in operating assets and liabilities included a decrease in accounts receivables, accrued compensation and other liabilities primarily associated with payments of year-end bonuses and commissions, payments of income and sales tax, payment of annual 401(k) Plan match for fiscal 2012, and payments of accrued audit and legal fees. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date decreased by 8 days from 72 days at March 31, 2012 to 64 days at March 31, 2013. This decrease in the DSO is primarily attributed to a lower receivable balance at the end of the first quarter of 2013 as we billed several large transactions close to the end of the quarter last year. We continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our overall maintenance revenues comprised 50% of our total revenues in the first quarter of fiscal 2013 and we believe that future proceeds from maintenance renewals will be one of primary sources of our operating cash flows. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash used in investing activities for the three months ended March 31, 2013 was approximately $3.4 million compared with cash used of $2 million for the same period in fiscal 2012. The increase in cash used in the first quarter of this year was mainly due to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities: Cash used in financing activities was $7.2 million for the three months ended March 31, 2013 compared to $0.2 million used during the same period in fiscal 2012. This increase in cash outflows was driven by $10 million of share buybacks, which was $5 million greater than cash used to buy back shares during the first quarter of 2012. We also received lower proceeds from exercise of employee stock options and associated tax benefits during the first quarter of 2013 compared with the first quarter of 2012.

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

Contractual Obligations and Commercial Commitments

General

The Company is engaged in certain legal actions arising in the ordinary course of business, including international employment litigation arising out of restructuring activities. Although there can be no assurance as to the outcome of such litigation, the Company believes that it has adequate legal defenses and that the ultimate outcome of any of these actions will not have a material effect on the Company’s financial position or results of operations. However, expenses associated with certain of these legal actions could result in increased operating expenses that may adversely impact the Company’s future operating results and cash flow.

Revolving credit line

In early November of 2008, the Company entered into a revolving Credit Agreement with Wells Fargo Foothill (“WFF”) and secured a revolving line of credit in the principal amount of up to $50 million. There are no minimum pay-down requirements under the terms of this credit facility so long as we remain in compliance with the terms of the Credit Agreement. Total costs associated with the facility, including legal and closing fees, amounted to approximately $1.1 million and were fully paid as of March 31, 2013. These costs were originally capitalized and were being amortized over four years in the Company’s Consolidated Financial Statements. Such assets were reflected as current assets if amortized within one year or non-current assets if amortized beyond one year. The Credit Agreement was originally for a period of four years and was originally scheduled to expire on November 3, 2012.

On December 29, 2011, the Company amended the terms of its credit facility with Wells Fargo Capital Finance, LLC (“WFCF”). The amended credit facility provided for the following:

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

As of March 31, 2013, there was no balance owed on this credit facility and the balance available under the revolving credit facility was approximately $50 million. Interest is based on a floating rate plus an applicable margin based on the outstanding balance of the amount drawn under the Credit Agreement. The floating rate is determined at the Company’s election and may either be (i) London Interbank Offered Rate (“LIBOR”) or (ii) the greater of the Federal Funds Rate plus an applicable margin and the Prime Rate. If the Company’s usage of the credit line exceeds 80% of its trailing four quarters of recurring maintenance revenue, or if the sum of available funds under the Credit Agreement plus available cash is less than $10 million, the Company is required to meet certain minimum income targets and be subject to a limit on annual capital expenditures. As of March 31, 2013, the Company was able to meet the 80% test as well as the $10 million minimum cash threshold and was therefore not subject to the income or the capital expenditures covenants. The Company is required to make interest payments on any outstanding balances and pay an unused commitment fee on any unused portion of the credit line on a monthly basis.

The following table represents costs related to the Company’s credit facility (in thousands):

	Three Months Ended March 31,
	2013	2012
Amortization of debt issuance costs	$20	$17
Unused line fees	38	38

Total	$58	$55

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

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. The loans are scheduled for repayment on a quarterly basis starting June, 2014 and ending September, 2022. The combined outstanding balances of these loans total approximately $818,000 and are classified as notes payable on the Company’s Consolidated Balance Sheet at March 31, 2013.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At March 31, 2013, the deferred rent liability balance related to the new lease totaled approximately $3.4 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $261,000 was classified as short term and $3.1 million was classified as long term accrued liabilities on the Company’s Consolidated Balance Sheet at March 31, 2013. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and is now using the BayCenter Campus as its corporate headquarters.

Upon the execution of the new lease, Actuate delivered to the new landlord two letters of credit totaling $225,300. These letters of credit guarantee Actuate’s contractual obligations related to the BayCenter Campus in San Mateo, California.

In fiscal 2012, the Company entered into a new lease agreement for one of its sales locations in Europe. Upon the execution of the new lease, Actuate delivered to the new landlord a letter of credit for approximately $88,000 in order to guarantee its contractual obligations related to this lease.

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $1.1 million in the first quarter of fiscal year 2013 compared with approximately $846,000 in first quarter of fiscal year 2012. In addition, the Company incurred facility related charges of approximately $170,000 and $360,000 in the first quarter of fiscal 2013 and 2012, respectively.

The following table summarizes the Company’s contractual obligations as of March 31, 2013 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$29,512	$4,198	$6,946	$5,771	$12,597
Interest and loan obligations (2)	1,477	198	611	232	436
Obligations for unrecognized tax benefits (3)	2,401	—	2,401	—	—

Total	$33,390	$4,396	$9,958	$6,003	$13,033

(1)	The Company’s future contractual obligations include minimum lease payments under operating leases at March 31, 2013.
(2)	Estimated unused line fees related to the revolving line of Credit Agreement with WFCF and estimated interest and principal due on the notes payable funded by the Spanish government for the development of Quiterian software.
(3)	Represents the tax liability associated with unrecognized tax benefits estimated to be payable between 1 to 3 years. In addition, as of March 31, 2013, our unrecognized tax benefits included $1.9 million which is netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the amounts netted against deferred tax assets, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 12 of our Notes to these Consolidated Financial Statements of our Form 10-K for fiscal year 2012 filed with the SEC on March 8, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first three months of fiscal years 2013 and 2012 we derived 20% and 30% of our total revenues from sales outside of North America, respectively. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized losses due to foreign exchange rate fluctuations was approximately $170,000 during the first three months of fiscal 2013 compared to losses of approximately $384,000 for the first three months of fiscal 2012. During the first quarter of fiscal 2013, exchange rate fluctuations on foreign revenue and expense transactions was minimal.

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

•

We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or (losses) before income taxes. These hypothetical results are summarized in the table below as of March 31, 2013:

Estimated annual change in currency exchange (in thousands)
-15%	-10%	-5%	+5%	+10%	+15%
$(4,182)	$(2,788)	$(1,394)	$1,394	$2,788	$4,182

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. No single customer has accounted for more than 10% of total sales in the first quarter of fiscal 2013.

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

European Debt Exposures. We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Greece, Ireland, Portugal, Italy and Spain. As of March 31, 2013, we do not have any direct or indirect investments in the sovereign debt, corporations, or financial institutions of these countries.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2013 (the Evaluation Date), Actuate Corporation carried out an evaluation under the supervision and with the participation of Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Actuate’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, (1) Actuate’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Actuate’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Actuate files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in Actuate’ internal control over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, Actuate’ internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is engaged in certain legal actions arising in the ordinary course of business, including international employment litigation arising out of restructuring activities. Although there can be no assurance as to the outcome of such litigation, the Company believes that it has adequate legal defenses and that the ultimate outcome of any of these actions will not have a material effect on the Company’s financial position or results of operations. However, expenses associated with certain of these legal actions could result in increased operating expenses that may adversely impact the Company’s future operating results and cash flow.

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

•

Customers’ desire to consolidate their purchases of business analytics and customer communications management software to one or a very small number of vendors from which a customer has already purchased software;

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

Generally, acquisitions including that of Quiterian involve numerous risks, including the following:

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

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

Third parties may claim that the Company’s current or future products infringe their intellectual property rights. The Company has been subject to infringement claims in the past and it expects that companies in the business analytics and customer communications management software market will increasingly be subject to infringement claims as the number of products and/or competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in significant litigation and other expenses, divert management’s attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of product infringement against the Company and its failure or inability to license the infringed or similar technology could materially harm the Company’s business, operating results and financial condition.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 20%, 30% and 20% for the first quarter of fiscal years 2013, 2012 and 2011, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 51%, 45%, and 28% of total revenues from license fees for the first quarter of fiscal years 2013, 2012 and 2011, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

•

Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell business analytics and customer communications management capabilities as separate products or include similar functionality with their applications or databases;

•

Competition from other software vendors and software development tool vendors including providers of open-source software products that may develop scalable custom business analytics and customer communications management products;

•

Competition from the IT departments of current or potential customers that may develop scalable custom business analytics and customer communications management and information applications products internally, which may be cheaper and more customized than the Company’s products; and

•	Competition from Eclipse BIRT. The Company expects that BIRT, which is free, may cannibalize some smaller sales of its custom business analytics products.

Many of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources than it does. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing business analytics and customer communications management software products or significantly increase the functionality of their existing software products, either of which could result in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter the business analytics and customer communications management software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would harm the Company’s business, operating results and financial condition.

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

IF THE MARKET FOR BUSINESS ANALYTICS AND CUSTOMER COMMUNICATIONS MANAGEMENT SOFTWARE DOES NOT GROW AS THE COMPANY EXPECTS, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company cannot be certain that the market for business analytics and customer communications management software products will continue to grow or that, even if the market does grow, businesses will purchase the Company’s products. If the market for business analytics and customer communications management products declines, fails to grow or grows more slowly than the Company expects, its business, operating results and financial condition would be harmed. To date, all of the Company’s revenues have been derived from licenses for its business analytics and customer communications management related products and services, and it expects this to continue for the foreseeable future. The Company has spent, and intends to continue to spend, considerable resources educating potential customers and indirect channel partners about business analytics and customer communications management software and products. However, if such expenditures do not enable its products to achieve any significant degree of market acceptance, the Company’s business, operating results and financial condition would be materially harmed.

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

DECLINING RENEWAL OF MAINTENANCE SERVICES ON OUR OLDER SOFTWARE PRODUCTS

The Company has historically experienced a high maintenance renewal rate across its various product lines. However, in recent years, the Company has experienced a decrease in its maintenance renewal rate due to the aging of certain of its legacy product lines. If this trend continues, the Company’s business, operating results and financial condition could be materially harmed.

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

As a result of the complexities inherent in business analytics and customer communications management software, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company’s products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm the Company’s business, operating results and financial condition. If the Company fails to successfully develop, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or such new products and product enhancements fail to achieve market acceptance, the Company’s business, operating results and financial condition would be harmed.

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

THE COMPANY MAY BE UNABLE TO SUSTAIN OR INCREASE ITS PROFITABILITY.

While the Company was profitable in its last nine fiscal years, it incurred net losses during fiscal year 2003 and 2002. Its ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in its business. It expects its operating expenses to increase as its business grows, and it anticipates that it will make investments in its business. Therefore, the Company’s results of operations will be harmed if its revenues do not increase at a rate equal to or greater than increases in its expenses or are insufficient for it to sustain profitability.

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

THE COMPANY’S COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price of shares of the Company’s common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in its operating results;

•	Changes in the economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products, including open source products, or new contracts announced by it or its competitors;

•	Developments with respect to copyrights or proprietary rights;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of business analytics and customer communications management software;

•	Adoption of new accounting standards affecting the software industry; and

•	Changes in financial estimates by securities analysts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended March 31, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
January 1, 2013 through January 31, 2013	—	$—	—	$14,441,558
Month #2
February 1, 2013 through February 28, 2013	1,008,495	$6.19	1,008,495	8,197,407
Month #3
March 1, 2013 through March 31, 2013	584,899	$6.42	539,200	4,441,563

Total	1,593,394	$6.28	1,593,394

(1)	The Company’s stock repurchase program was originally announced in September 2001 and has been extended from time to time by Actuate’s Board of Directors.

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

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101	The following materials from the Quarterly Report on Form 10-Q of Actuate Corporation for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation (Registrant)

Dated: May 8, 2013	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)