Form 10-Q
period 2013-06-30
ACTUATE CORP
filed 2013-08-07
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of July 31, 2013
Common Stock, par value $.001 per share	47,939,341

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$40,884	$37,483
Short-term investments	33,109	28,967
Accounts receivable, net of allowances of $375 and $394 at June 30, 2013 and December 31, 2012, respectively	26,583	33,053
Other current assets	9,292	9,098

Total current assets	109,868	108,601
Property and equipment, net	6,939	7,805
Goodwill	51,640	51,821
Purchased intangibles, net	9,856	11,163
Non-current deferred tax assets, net	12,452	12,214
Other assets	736	911

	$191,491	$192,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,357	$1,976
Current portion of restructuring liabilities	269	509
Accrued compensation	7,069	6,504
Other accrued liabilities	5,546	5,626
Deferred revenue	41,948	43,438

Total current liabilities	56,189	58,053

Long-term liabilities:
Notes payable	830	843
Other liabilities	3,193	3,157
Long-term deferred revenue	2,316	2,978
Long-term income taxes payable	2,401	2,127

Total long-term liabilities	8,740	9,105

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 90,229,487 and 89,179,966 shares, respectively; outstanding 47,677,105 and 48,220,978 shares, respectively	48	48
Additional paid-in capital	246,266	237,731
Treasury stock, at cost; 42,552,382 and 40,958,988 shares, respectively	(182,878)	(172,880)
Accumulated other comprehensive income	534	2,198
Retained earnings	62,592	58,260

Total stockholders’ equity	126,562	125,357

	$191,491	$192,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
License fees	$16,155	$15,693	$31,635	$29,085
Services	18,747	20,535	38,185	41,979

Total revenues	34,902	36,228	69,820	71,064

Costs and expenses:
Cost of license fees	551	492	1,124	957
Cost of services	4,431	4,823	9,414	10,080
Sales and marketing	14,316	12,870	28,090	23,744
Research and development	6,382	5,803	12,942	11,608
General and administrative	6,168	5,711	12,048	11,558
Amortization of other purchased intangibles	301	289	564	578
Restructuring charges	523	15	591	33

Total costs and expenses	32,672	30,003	64,773	58,558

Income from operations	2,230	6,225	5,047	12,506
Interest income and other income/(expense), net	17	896	317	589
Interest expense	(60)	(61)	(120)	(200)

Income before income taxes	2,187	7,060	5,244	12,895
Provision for income taxes	874	1,499	912	3,457

Net income	$1,313	$5,561	$4,332	$9,438

Basic net income per share	$0.03	$0.11	$0.09	$0.19

Shares used in basic per share calculation	47,781	49,218	47,980	49,124

Diluted net income per share	$0.03	$0.11	$0.09	$0.18

Shares used in diluted per share calculation	50,471	52,949	50,593	52,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,313	$5,561	$4,332	$9,438

Other comprehensive income, before tax:
Foreign currency translation	$(250)	$(889)	$(1,585)	$(96)
Net unrealized gain/(loss) on securities	$(55)	$(38)	$(79)	$14

Total comprehensive income	$1,008	$4,634	$2,668	$9,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$4,332	$9,438
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	4,091	3,228
Excess tax benefit from exercise of stock options	(814)	(2,067)
Amortization of other purchased intangibles	1,274	1,125
Amortization of debt issuance cost	40	34
Write-off of unamortized debt issuance costs	188	—
Depreciation	1,085	909
Change in valuation allowance on deferred tax assets	(89)	(191)
Impairments and write-offs	155	89
Gain on liquidation of subsidiary	(416)	—
Accretion/amortization on short-term debt securities	(225)	105
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net of allowance	6,470	10,073
Other current assets	(415)	(3,136)
Accounts payable	(637)	192
Accrued compensation	565	(936)
Other accrued liabilities	(80)	(78)
Deferred tax assets, net of liabilities	(53)	143
Income taxes receivable	108	(1,334)
Income taxes payable	901	1,855
Other deferred liabilities	(30)	2,555
Restructuring liabilities	(173)	(46)
Deferred revenue	(2,152)	(3,394)

Net cash provided by operating activities	14,125	18,564

Investing activities
Purchases of property and equipment	(356)	(3,253)
Proceeds from sale and maturity of investments	20,432	14,855
Purchases of short-term investments	(24,427)	(26,391)
Proceeds from security deposits and other	36	5

Net cash used in investing activities	(4,315)	(14,784)

Financing activities
Credit facility related payments	(12)	(33)
Excess tax benefit from exercise of stock options	814	2,067
Proceeds from issuance of common stock	3,809	6,337
Stock repurchases	(10,000)	(9,995)
Tax related to net share settlements of restricted stock awards and units	(50)	—

Net cash used in financing activities	(5,439)	(1,624)
Effect of exchange rates on cash and cash equivalents	(970)	(96)

Net increase in cash and cash equivalents	3,401	2,060
Cash and cash equivalents at the beginning of the period	37,483	38,759

Cash and cash equivalents at the end of the period	$40,884	$40,819

Supplemental cash flow disclosures:
Cash paid for interest	$102	$172
Cash paid for income taxes	$559	$2,938
Non-cash Investing activities:
Leasehold incentives subsidized by the landlord	$—	$2,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The Company

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate provides software and services to develop and deploy business analytics and customer communications applications. Applications built with BIRT and BIRT iHub deliver more business and consumer insights to more people than all Business Intelligence (“BI”) companies combined. BIRT and BIRT iHub are designed to ensure organizations are ready for the ongoing, exponential growth of Big Data and the proliferation of mobile touch devices. With BIRT and BIRT iHub organizations can create applications to provide all stakeholders, including employees, customers, partners and citizens, with content that they can easily understand, access and analyze to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Actuate’s goal is to ensure that all end users can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, opening up unexplored avenues for improving corporate performance.

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

The consolidated financial statements include the accounts of Actuate and its wholly-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in the United States, Canada, Switzerland, United Kingdom, Germany, Spain, Singapore, Australia, Japan and China. All intercompany balances and transactions have been eliminated.

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

Actuate has not established vendor-specific objective evidence of fair value for its licenses. Therefore, the Company recognizes revenues from software arrangements with multiple elements involving software licenses under the residual method, which means the fair value of the undelivered elements is deferred while the remaining value of the arrangement is allocated to the delivered elements. If we are unable to determine the fair value of the undelivered elements, it is not possible to allocate revenues separately to the undelivered elements in the arrangement. If the only undelivered element is maintenance and support, then the entire amount of the arrangement fee is recognized ratably over the maintenance and support period, assuming all other revenue recognition criteria are satisfied. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

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

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit reflected in the Condensed Consolidated Statements of Income in connection with stock options, restricted stock units and the Employee Stock Purchase Plan (“ESPP”) for three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Stock options	$1,214	$1,313	$2,185	$2,504
Restricted stock units	498	282	834	524
Performance stock units (“MSUs”)	297	124	500	124
ESPP	336	119	572	242

Total share-based compensation	$2,345	$1,838	$4,091	$3,394

Income tax benefit	$689	$598	$1,214	$1,094

Included in the total share-based compensation for the three and six months ending June 30, 2012 are approximately $69,000 and $166,000 of stock based compensation classified as liability based awards. These options were either fully exercised or had expired as of December 31, 2012. Accordingly, the Company incurred no similar compensation expense in the first half of 2013 and has no liabilities at June 30, 2013 related to these liability-based awards.

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

In April 2013, additional MSUs were granted to the Chief Executive Officer and Chief Financial Officer of the Company. The actual number of MSUs which will be eligible to vest will be based on the performance of Actuate’s stock price relative to the performance of the Russell 2000 Index over a two and three year vesting period, up to 200% of the MSUs initially granted. The award is divided into two tranches. The first tranche has a two year performance period and the second a three year performance period. We value the MSUs using the Monte Carlo simulation model and amortize the compensation expense over the two and three year performance periods.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the six months ended June 30, 2013 and 2012 are as follows:

	Options		ESPP
	Six Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Volatility	53.19 - 53.58%	54.05 - 54.17%	34.3 - 41.52%	44.17%
Expected term (years)	5.66 - 5.67	5.60 - 5.63	1.25	1.25
Risk free interest rate	0.77 - 1.38%	0.69 - 1.01%	0.11 - 0.27%	0.13%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	2 - 3%	4%	N/A	N/A

Beginning January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest annually over four years and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 1:1 for each restricted stock unit granted, and an equivalent of 1 share will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of June 30, 2013, a total of 1,446,250 RSUs were issued and granted to the Company’s senior management, employees and non-employee Board of Directors.

In February 2011, the Board of Directors approved the acceleration of 333,333 stock options that had been previously granted to a senior executive who had passed away in December 2010. In addition, the exercise terms for these accelerated options along with 129,167 of vested options were extended from one to two years. As such, the full fair value of these options was measured as of the modification date and fully expensed at that time. Since there was no longer a performance obligation at the date of modification associated with these options, an alternate classification and accounting under GAAP was required. As a result, these accelerated options were to be measured and classified as liability rather than equity. Accordingly, at the end of each quarter, we calculated the revised fair value of these options and recognize any corresponding gain or loss to income. These options were either fully exercised or had expired as of December 31, 2012. Consequently, Company incurred no compensation expense in the first half of 2013 and has no liabilities at June 30, 2013 related to these awards, compared with approximately $69,000 charged to compensation expense in the second quarter of fiscal year 2012 and approximately $559,000 classified as other accrued liabilities on the Company’s Consolidated Balance Sheet on June 30, 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average common shares outstanding	47,781	49,218	47,980	49,124
Weighted-average dilutive common equivalent shares under the treasury stock method	2,690	3,731	2,613	3,714

Weighted-average common shares used in computing diluted net income per share	50,471	52,949	50,593	52,838

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 2,012,800 and 3,241,834 in the three and six months ended June 30, 2013, respectively. The weighted-average number of restricted stock unit shares excluded from the calculation of diluted net income was 118,266 and 102,695 in the three and six months ended June 30, 2013, respectively. The weighted-average number of shares excluded from the calculation of diluted net income was 2,273,417 and 2,241,866 in the three and six months ended June 30, 2012, respectively. The weighted-average number of restricted stock unit shares excluded from the calculation of diluted net income was 122,716 and 61,358 in the three and six months ended June 30, 2012, respectively.

The weighted average exercise price of excluded stock options was $5.98 and $6.13 for the three and six months ended June 30, 2013, respectively. The weighted average exercise price of excluded stock options was $6.34 and $6.26 for the three and six months ended June 30, 2012, respectively.

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

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013 with early adoption permitted. The Company adopted the new guidance effective the first quarter of fiscal 2013. In February 2013, we liquidated one of our subsidiaries in Asia and as a result, recognized favorable cumulative translation adjustments to income in the first quarter of 2013. This adjustment was recorded under the Interest income and other income/(expense), net section of the Company’s Condensed Consolidated Statement of Income.

In 2013, FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

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

The Company has assets that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on real-time quotes for transactions in active exchange markets involving identical assets.

•	Level 2—Valuations based on readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets Measured at Fair Value on a Recurring Basis

The following table represents information about the Company’s investments measured at fair value (in thousands).

	Fair value of investments as of June 30, 2013
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$6,001	$6,001	$—	$—
Term deposits (1)	6,302	6,302	—	—
Commercial paper (2)(3)	10,998	—	10,998	—
Corporate bonds (2)	24,612	—	24,612	—

	$47,913	$12,303	$35,610	$—

	Fair value of investments as of December 31, 2012
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$5,595	$5,595	$—	$—
Term deposits (1)	8,000	8,000	—	—
Commercial paper (2)	1,599	—	1,599	—
Corporate bonds (2)	25,368	—	25,368	—
Federal and municipal obligations (2)	2,000	—	2,000	—

	$42,562	$13,595	$28,967	$—

(1)	Included in cash and cash equivalents in the Company’s Consolidated Balance Sheet.
(2)	Included in short-term investments in the Company’s Consolidated Balances Sheet.
(3)	Of this amount, approximately $2.5 million was included in cash equivalents at June 30, 2013.

The Company’s cash, cash equivalents, and short-term investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at June 30, 2013
Classified as cash and cash equivalents:
Cash	$26,081	$—	$—	$26,081
Term deposits	6,302	—	—	6,302
Money market funds	6,001	—	—	6,001
Commercial paper	2,500	—	—	2,500

	40,884	—	—	40,884
Classified as short-term investments:
Commercial paper (4)	8,498	—	(1)	8,497
Corporate bonds (4)	24,671	—	(59)	24,612

	33,169	—	(60)	33,109

Total	$74,053	$—	$(60)	$73,993

(4)	Securities totaling approximately $26.8 million were in an unrealized loss position at June 30, 2013. None of these securities were in a continuous unrealized loss position for greater than 12 months.

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2012
Classified as cash and cash equivalents:
Cash	$23,888	$—	$—	$23,888
Term deposits	8,000	—	—	8,000
Money market funds	5,595	—	—	5,595

	37,483	—	—	37,483
Classified as short-term investments:
Commercial paper (5)	1,599	—	—	1,599
Corporate bonds (5)	25,350	28	(10)	25,368
Federal and municipal obligations (5)	2,000	—	—	2,000

	28,949	28	(10)	28,967

Total	$66,432	$28	$(10)	$66,450

(5)	Securities totaling approximately $11.4 million were in an unrealized loss position at December 31, 2012. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. At June 30, 2013, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

4. Restructuring Charges

During the first quarter of fiscal 2013, the Company incurred a restructuring charge of approximately $68,000 associated with employment legal matters in France and an idle Xenos facility in Europe.

During the second quarter of 2013, the Company implemented a plan to restructure its Performance Management Group in North America to align its cost structure with its current business plan. As a result, the Company reduced its workforce by 13 positions and recorded $551,000 of restructuring charges related to employee severance arrangements. Additionally, the Company downsized its facility in Toronto, Canada, and incurred an idle facility charge of approximately $136,000 consisting of net operating lease write offs. The Company also incurred operating expenses associated with its idle Xenos facility in Europe which totaled approximately $14,000 during the second quarter of 2013.

In addition to the restructuring of its Performance Management Group, the Company also reached a partial settlement related to the restructuring of its French operation in the second quarter of 2013. As a result of the settlement, the Company reversed approximately $178,000 of a previously accrued severance liability in second quarter of 2013. The Company’s restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of its idle facilities that were periodically updated based on market conditions and in accordance with the Company’s restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

The following table summarizes the restructuring accrual activity during the six months ended June 30, 2013 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2012	$424	$85	$509
Restructuring charges (Q1)	62	6	68
Restructuring charges (Q2)	373	150	523
Cash payments, net of rents collected on sublease	(681)	(72)	(753)
Adjustments (1)	(1)	(10)	(11)

Balance at June 30, 2013:	177	159	336
Less: Current portion:	(177)	(92)	(269)

Long-term balance at June 30, 2013 (2)	$—	$67	$67

(1)	Adjustments mainly reflect the impact of foreign currency translation.
(2)	Included in “Other liabilities—long-term” section of the Condensed Consolidated Balance Sheet.

5. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
North America	$26,731	$27,870	$54,552	$52,147
Europe, Middle East, and Africa	6,820	6,723	12,593	14,018
Asia Pacific and others	1,351	1,635	2,675	4,899

	$34,902	$36,228	$69,820	$71,064

As of June 30, 2013, we operated solely in one segment, which is the development, marketing and support of our enterprise reporting application platforms. There were no customers that accounted for more than 10% of total revenues in the six months ended June 30, 2013 or 2012.

6. Goodwill and Other Purchased Intangible Assets

Goodwill

The Company performs its annual impairment test of goodwill as of October 1st of each year. Goodwill is not amortized, but is evaluated for impairment on an annual basis or when impairment indicators are present. The potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recorded book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed on October 1, 2012. As a result, the Company did not record any impairment related to its goodwill for the six months ended June 30, 2013.

The Company’s goodwill balance of $51.6 million was unchanged at June 30, 2013 when compared to the balance reported at end of fiscal 2012 except for minor adjustments resulting from foreign currency translation.

Other purchased intangible assets consist of the following (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$22,360	$(17,953)	$4,407	$22,360	$(17,394)	$4,966
Purchased technologies	17,377	(11,912)	5,465	17,377	(11,202)	6,175
Leases	47	(30)	17	47	(25)	22
Foreign currency exchange	(62)	29	(33)	—	—	—

	$39,722	$(29,866)	$9,856	$39,784	$(28,621)	$11,163

Amortization expense of purchased technology and other intangible assets was approximately $634,000 and $563,000 for the quarters ended June 30, 2013 and 2012, respectively. Of this total, approximately $333,000 and $274,000 was related to the amortization of purchased technology for the quarters ended June 30, 2013 and 2012, respectively. Purchased identifiable intangible assets are amortized on a straight-line basis over their useful lives. The estimated useful economic lives of the acquired customer lists and purchased technologies are seven years. The estimated economic useful life of favorable leases is five years. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of income.

During the year ended December 31, 2012, the Company recorded additions to its purchased intangible assets of approximately $2 million related to the acquisition of Quiterian. For additional discussion, see Note 2 of this Form 10-Q.

The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2013 (remainder of year)	$1,268
2014	2,536
2015	2,530
2016	2,527
2017 and thereafter	995

$9,856

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

During the second quarter of 2013, following a comparative evaluation of its credit facility, the Company decided to change to another vendor to service its borrowing needs. As a result, the Company terminated its existing credit agreement with Wells Fargo Capital Finance (“WFCF”) and on June 30, 2013 entered into a new revolving credit agreement with U.S. Bank National Association (“US Bank”) through and until June 29, 2017. The Company intends to use the proceeds from the Credit Agreement for working capital, acquisitions, issuance of commercial and standby letters of credit, capital expenditures and other general corporate purposes.

The new Credit Agreement with US Bank allows for cash borrowings and the issuance of letters of credit under a secured revolving credit facility up to a maximum of $50 million. Interest will accrue based on, at the Company’s election, (i) LIBOR plus an applicable spread of between 1.50% and 2.00% based on Company’s consolidated total cash flow leverage ratio or (ii) the greater of: (a) the Federal Funds Effective Rate plus one half of one percent, (b) one month LIBOR plus one percent, and (c) U.S. Bank’s prime rate, in each case plus an applicable spread of between 0.50% and 1.00% based on Company’s consolidated total cash flow leverage ratio. The Company will be required to make interest payments on a monthly basis.

Following the termination of its agreement with WFCF, the Company wrote-off all remaining unamortized costs related to the old credit facility totaling approximately $188,000 in the second quarter of 2013. Costs related to the new credit facility with the US Bank were not significant.

As of June 30, 2013, there was no balance owed on the credit facility and the balance available under the revolving credit facility was $50 million.

The following table represents costs related to the Company’s credit facility (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization of debt issuance costs	$20	17	$40	34
Unused line fees	37	38	75	76

	$57	$55	$115	$110

The Credit Agreement with US Bank contains covenants, which, among other things, impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. The Company is also required to maintain the two financial covenants listed below:

•	Consolidated total cash flow leverage ratio not to exceed 2.50 to 1.00, and

•	A fixed charge coverage ratio of not less than 1.75 to 1.00.

The indebtedness under the Credit Agreement is secured by (i) substantially all of the personal property (whether tangible or intangible) of Actuate Corporation and Actuate International Holding Company (as guarantor) as well as the proceeds generated by that property and (ii) by a pledge of all of its stock and a portion of the stock of certain of its subsidiaries.

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. The loans are scheduled for repayment on a quarterly basis starting June, 2014 and ending September, 2022. The combined outstanding balances of these loans total approximately $830,000 and are classified as notes payable on the Company’s Consolidated Balance sheet at June 30, 2013.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At June 30, 2013, the deferred rent liability balance related to the new lease totaled approximately $3.4 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $261,000 was classified as short term and $3.1 million was classified as long term accrued liabilities on the Company’s Consolidated Balance Sheet at June 30, 2013. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and is now using the BayCenter Campus as its corporate headquarters.

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

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense for the second quarter and first six months of fiscal 2013 was approximately $1.1 million and $2.2 million, respectively, compared with rent expense of approximately $1 million in second quarter and $1.9 million in the first six months of fiscal 2012. In addition, the Company incurred facility related charges of approximately $144,000 and $313,000 in the second quarter and the first six months of fiscal 2013, respectively. During the same period last year, the Company incurred approximately $407,000 and $767,000 of facilities related charges in the second quarter and the first six months of fiscal 2012, respectively.

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

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 23,693,040 as of June 30, 2013.

Plan Summary	Available for Grant	Options and Awards Outstanding(2)	Total Authorized But Unissued
Amended and Restated 1998 Equity Incentive Plan	10,288,617	12,114,640	22,403,257
2001 Supplemental Stock Plan	705,541	36,531	742,072
1998 Non-Employee Director Option Plan	495,000	105,000	600,000

Total Stock Plans	11,489,158	12,256,171	23,745,329
Miscellaneous Stock Grants (1)	(52,289)	—	(52,289)

Total Stock Plans Balance at June 30, 2013	11,436,869	12,256,171	23,693,040

(1)	Board approved 50,000 shares stock grant on February 17, 2011 to the beneficiary of a deceased senior executive in recognition of services performed. Also included are 2,289 shares of stock granted to an employee on April 22, 2013.
(2)	Total balance outstanding at June 30, 2013 includes 10,892,359 of options and 1,363,812 of RSU’s.

The weighted average grant date fair value of options granted during the quarter ended June 30, 2013 was $3.09 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended June 30, 2013 was $695,000.

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.86-$3.56	1,506,946	3.77 years	$3.19	1,506,946	$3.19
$3.59-$4.20	1,155,364	2.24 years	$3.77	1,139,088	$3.77
$4.22-$4.80	1,160,008	6.16 years	$4.74	987,493	$4.74
$4.84-$5.31	1,393,237	4.51 years	$5.15	1,259,685	$5.14
$5.32-$5.48	1,216,089	7.57 years	$5.48	742,369	$5.48
$5.49-$6.00	1,179,652	9.28 years	$5.57	68,360	$5.67
$6.02-$6.29	1,506,808	5.50 years	$6.13	1,229,721	$6.11
$6.30-$8.39	1,774,255	8.20 years	$6.45	732,089	$6.54

$1.86-$8.39	10,892,359	5.94 years	$5.12	7,665,751	$4.83

	June 30, 2013	June 30, 2012
Options Outstanding—Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	10,806,773	12,322,491
Aggregate intrinsic value (in thousands)	$16,625	$27,690
Weighted average exercise price per share	$5.11	$4.69
Weighted average remaining contractual term (in years)	5.92	5.66
Options Exercisable
Options currently exercisable	7,665,751	8,687,616
Aggregate intrinsic value of currently exercisable options (in thousands)	$13,977	$22,988
Weighted average exercise price per share	$4.83	$4.29
Weighted average remaining contractual term (in years)	4.79	4.41

As of June 30, 2013, the number of shares reserved for future grants under all option plans was 11,436,869. The number of shares available for future purchase under the Purchase Plan was 2,389,608.

Summary of Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Beginning outstanding balance	577,374	384,687
Awarded	447,500	205,000
Released	(21,062)	(12,313)

Ending outstanding balance	1,003,812	577,374

The weighted average grant date fair value of restricted stock units granted during the quarter ended June 30, 2013 and 2012 were $6.55 and $6.80 per unit, respectively.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	1,003,812	1.65	$6,665
Restricted stock units vested and expected to vest (1)	981,072	1.63	$4,487
Restricted stock units vested and deferred shares (2)	305,250	—	$2,027

(1)	Net of expected forfeitures
(2)	Not outstanding, therefore no remaining contractual life.

Summary of Market-Performance Based Restricted Stock Units (“MSUs”)

MSU activity for the six months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Beginning outstanding balance	235,000	—
Awarded	125,000	235,000

Ending outstanding balance	360,000	235,000

The weighted average grant date fair value of MSUs granted during the quarter ended June 30, 2013 and 2012 were $5.60 and $8.01 per unit, respectively.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
MSUs outstanding	360,000	1.35	$2,390
MSUs vested and expected to vest (1)	350,368	1.34	$2,326

(1)	Net of expected forfeitures.

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Maintenance and support	$39,804	$41,007
Other	4,460	5,409

	$44,264	$46,416
Less: current portion	(41,948)	(43,438)

Long-term deferred revenue	$2,316	$2,978

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

9. Subsequent Events

On July 29, 2013, the Board of Directors approved a share repurchase program totaling $40 million over a twelve month period. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with all Securities Exchange Commission (SEC) rules and other legal requirements and will be made in part under a Rule 10b5-1 plan, a rule established by the SEC which permits stock repurchases when the Company might otherwise be precluded from doing so.

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

Overview

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate provides software and services to develop and deploy business analytics and customer communications applications. Applications built with BIRT and BIRT iHub deliver more business and consumer insights to more people than all Business Intelligence (“BI”) companies combined. BIRT and BIRT iHub are designed to ensure organizations are ready for the ongoing, exponential growth of Big Data and the proliferation of mobile touch devices. With BIRT and BIRT iHub organizations can create applications to provide all stakeholders, including employees, customers, partners and citizens, with content that they can easily understand, access and analyze to maximize revenue, cut costs, improve customer satisfaction, streamline operations, create competitive advantage and make better decisions. Actuate’s goal is to ensure that all end users can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, opening up unexplored avenues for improving corporate performance.

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

For the remainder of fiscal year 2013, we will continue to pursue our strategic initiatives to improve revenue growth related to business analytics and customer communications management markets. These initiatives are as follows:

•

Investing in BIRT—We are continuing to make a significant investment in BIRT. BIRT has become widely adopted by developers and continues to drive demand for our BIRT-based commercially available products from Actuate. The BIRT project is a core, long-term initiative.

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

We continue to transition from our legacy e.Reports product suite to our new BIRT iHub product offering. We have experienced higher than normal decline rates for our legacy products which is likely to continue. In the mean time, BIRT and BIRT iHub are expected to soon become the dominant contributor to license and maintenance revenues. When that happens, we expect to see stronger maintenance growth rates.

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

	Three Months Ended June 30, (in thousands except per share data)
	2013	2012	$ Change	% Change
Financial Summary
Total revenues	$34,902	$36,228	$(1,326)	(4)%

Total operating expenses	32,672	30,003	2,669	9%

Income from operations	2,230	6,225	(3,995)	(64)%
Operating margins	6%	17%	(11)%	(64)%

Net income	$1,313	$5,561	$(4,248)	(76)%

Diluted net income per share	$0.03	$0.11	$(0.08)

Shares used in diluted per share calculation	50,471	52,949

Financial Performance Summary for the quarter ended June 30, 2013 compared to June 30, 2012:

•	Increase in license revenues of 3% or approximately $500,000. This increase was driven by improved license sales in Europe.

•	The increase in license revenues was offset by lower services revenues driven by lower maintenance renewals.

•

Decrease in operating margins driven by lower revenues and higher operating expenses. The increase in operating expenses was mainly the result of a 12% addition to our average headcount as we acquired Quiterian in October 2012 and steadily increased our sales force over the last year.

Results of Operations

The following table sets forth certain consolidated statement of income data as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
License fees	46%	43%	45%	41%
Services	54	57	55	59

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	2	1	2	1
Cost of services	13	13	14	14
Sales and marketing	41	36	40	34
Research and development	18	16	18	16
General and administrative	18	16	17	16
Amortization of other purchased intangibles	1	1	1	1
Restructuring charges	1	—	1	—

Total costs and expenses	94	83	93	82

Income from operations	6	17	7	18
Interest income and other income/(expense), net	—	3	—	—

Income before income taxes	6	20	7	18
Provision for income taxes	2	5	1	5

Net income	4%	15%	6%	13%

Revenues

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Revenues
License fees	$16,155	$15,693	$462	3%	$31,635	$29,085	$$2,550	9%
Services	18,747	20,535	(1,788)	(9)%	38,185	41,979	$(3,794)	(9)%

Total Revenues	$34,902	$36,228	$(1,326)	(4)%	$69,820	$71,064	$(1,244)	(2)%

% of Revenue
License fees	46%	43%			45%	41%
Services	54%	57%			55%	59%

Total Revenues	100%	100%			100%	100%

Our revenues are derived from license fees and services. Our services revenues include software maintenance and support, professional consulting and training. Our total revenues decreased 4% from $36.2 million for the quarter ended June 30, 2012 to $34.9 million for the quarter ended June 30, 2013. This decrease was primarily experienced in North America where total revenues decreased by $1.1 million compared to the second quarter of 2012. This decrease was mainly driven by lower maintenance renewal revenues as we continue to transition from our legacy e.Reports product suite to our new BIRT iHub product offering. As our legacy products age, we have experienced higher than normal decline rates which may continue in the short term future.

Sales outside of North America were $8.2 million or 23% of total revenues for the second quarter of fiscal 2013, compared to $8.4 million, or 23% of total revenues for the second quarter of fiscal 2012. Fluctuations in foreign currency exchange rates did not have a significant impact on our revenues for the second quarter of fiscal 2013.

Our total revenues during the first half of 2013 decreased by 2% or approximately $1.2 million compared the corresponding period in the prior year. We experienced an increase in license revenues driven mainly by license growth in North America. North America license revenues increased 16% or $3.5 million over the first half of 2012 driven by increased demand for our Xenos and BIRT iHub suite of products. The decrease in services revenues in the first half of 2013 was mostly due to the fact that in the first half of 2012, we recorded several large transactions in Europe and Asia that included back maintenance, which consequently resulted in high services revenues in those regions. Back maintenance consist of the amount a customer would have paid for maintenance and support of our software if they would have continued to pay the usual stream required to access support, bug fixes, patches, and upgrade rights. We also experienced significant decline rates during the second quarter of 2013 as we continue to transition from our legacy e.Reports product suite to our new BIRT iHub product offering.

Our 2013 revenues were also adversely impacted as March 2013 marked the end of the revenue stream driven by our June 2010 agreement with Oracle. The terms of the agreement called for equal quarterly cash payments by Oracle to Actuate between June 2010 and March 2013. Accordingly, over the past twelve quarters, Actuate has recognized approximately $1.3 million of quarterly revenues upon receipt of payment from Oracle.

License fees. The increase in license revenues for the second quarter of fiscal 2013 over the same period last year was due to a large compliance transaction that we recorded in Europe. As a result, our license sales in Europe increased by 41% or approximately $1 million in the second quarter of 2013 compared to the second quarter of 2012. The increase in Europe was partially offset by weaker license sales in North America and Asia which combined accounted for a $560,000 decrease in license revenues during the second quarter of 2013. Fluctuations in foreign currency exchange rates did not have a significant impact on our license revenues for the second quarter of fiscal 2013.

For the first half of 2013, license revenues increased 9% or approximately $2.5 million compared to the first half of 2012. This increase was driven by strong demand for our Xenos and BIRT iHub products in North America during the first quarter of 2013. Partially offsetting these increases were lower license sales from our international regions. The weaker license sales internationally during the first half of 2013 compared to the first half of last year was mainly due to the timing of two large transactions recorded in Asia in the first half of 2012 that carried a significant license component. Fluctuations in foreign currency exchange rates did not have a significant impact on our license revenues for the first six months of fiscal 2013.

During the second quarter of fiscal 2013, we completed three transactions greater than $1 million in license component and closed transactions greater than $100,000 with 71 customers. During the same period last year we completed two transactions greater than $1 million in license component and closed transactions greater than $100,000 with 73 customers.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
License Revenues
North America	$12,160	$12,536	$(376)	(3)%	$24,900	$21,427	$3,473	16%
Europe Middle East, and Africa	3,545	2,523	1,022	41%	5,912	5,303	609	11%
Asia Pacific and others	450	634	(184)	(29)%	823	2,355	(1,532)	(65)%

Total	$16,155	$15,693	$462	3%	$31,635	$29,085	$2,550	9%

% of total revenue	46%	43%			45%	41%

Services. Services revenues are comprised of maintenance and support, professional services, and training. The 9% decrease in services revenues was driven primarily by a recent trend of high declines in our maintenance renewal rate. Although we are seeing improvements in the maintenance renewal decline rate in the second quarter of 2013, the cumulative impact effect of prior declines continue to depress the maintenance renewal revenues. Maintenance renewal revenues decreased approximately $1.7 million during the second quarter of 2013. We continue to transition from our legacy e.Reports product suite to our new BIRT iHub product offering. We have experienced higher than normal decline rates for our legacy products which is likely to continue. In the mean time, BIRT and BIRT iHub are expected to soon become the dominant contributor to license and maintenance revenues. When that happens, we expect to see stronger maintenance growth rates.

For the first half of fiscal year 2013, the underlying reasons for the changes in the various components of our services revenues were similar to those experienced during the quarter as noted above.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Services Revenues
North America	$14,571	$15,334	$(763)	(5)%	$29,652	$30,720	$(1,068)	(3)%
Europe Middle East, and Africa	3,275	4,200	(925)	(22)%	6,681	8,715	(2,034)	(23)%
Asia Pacific and others	901	1,001	(100)	(10)%	1,852	2,544	(692)	(27)%

Total Services	$18,747	$20,535	$(1,788)	(9)%	$38,185	$41,979	$(3,794)	(9)%

% of total revenue	54%	57%			55%	59%

By region, North America accounted for approximately 78% of the total services revenues in the second quarter of fiscal 2013 while Europe and Asia Pacific accounted for 17% and 5% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 75% of the total services revenues while the Europe and Asia Pacific regions accounted for 20% and 5% of the total services revenues, respectively. The decrease increase in international services revenues for the first half of 2013 was mostly due to large transactions that were recorded in first half of 2012 in Europe and Asia that included back maintenance, which consequently resulted in high services revenues in those regions. Foreign currency exchange losses attributed to international services revenues were minimal during the second quarter of fiscal 2013 compared to approximately $300,000 of exchange losses reported during the same period in the prior year.

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Cost of license fees	$551	$492	$59	12%	$1,124	$957	$167	17%
% of license revenue	3%	3%			4%	3%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The increase in cost of license fees in absolute dollars for the three months and the first half of fiscal 2013, compared to the corresponding periods in the prior year was due to the amortization of purchased technologies associated with the Quiterian acquisition which we completed in October 2012. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 3% and 5% of revenues from license fees for the remainder of fiscal 2013.

Cost of services

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Cost of services	$4,431	$4,823	$(392)	(8)%	$9,414	$10,080	$(666)	(7)%
% of services revenue	24%	23%			25%	24%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the second quarter of 2013, compared to the same period last year was part due to a reduction in compliance-based compensation expense. Our compliance sales group has evolved from its original adhoc enforcement function driven by the services organization into a more structured sales-oriented function. Consequently, most of the costs are now flowing to sales and marketing expense versus cost of services. The compliance group is an internal organization established to monitor and ensure that our customers remain in full compliance with the provisions of their respective licensing agreements with Actuate. We also experienced a lower allocation of corporate facilities and support costs in the second quarter of 2013 compared to the same quarter last year. These costs are allocated to departments based on headcount.

For the six months ended June 30, 2013, the underlying reasons for the changes in the various components of our cost of services were similar to those experienced during the quarter as noted above. Currently we expect our cost of services expenses as a percentage of total services revenues to be in the range of 24% to 25% of total services revenues for the remainder of fiscal 2013.

Sales and marketing

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Sales and marketing	$14,316	$12,870	$1,446	11%	$28,090	$23,744	$4,346	18%
% of total revenue	41%	36%			40%	34%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Our overall sales and marketing expense increased in the second quarter of 2013 compared to the corresponding period in the prior year due to approximately $1.9 million of higher employee compensation costs. Our average sales and marketing headcount increased by 16% or 30 employees compared to the second quarter of 2012 as we added headcount in an effort to increase sales capacity. A portion of this increase was a result of additions to our quota carrying sales force from 50 employees at June 30, 2012 to 60 employees at June 30, 2013. Also contributing to the overall increase in average headcount was the addition of 13 employees from our acquisition of Quiterian which was completed in October 2012. Another factor contributing to the employee compensation increase was the March 2013 transition of the compliance sales group from services into the sales and marketing group as our compliance sales group has evolved from its original adhoc enforcement function driven by the services organization into a structured sales-oriented function. These increases in compensation related expenses were partially offset by lower employee training, mainly due to timing difference of payments related to our annual sales kickoff as well as lower employee recruiting fees.

For the six months ended June 30, 2013, the underlying reasons for the changes in the various components of our sales and marketing expense were similar to those experienced during the quarter as noted above. Employee compensation and benefits driven by increased headcount was the primary driver and accounted for approximately $4.2 million of the year-over-year increase. The internal transfer of the compliance sales group from cost of services into sales and marketing and our acquisition of Quiterian contributed to the overall increase in cost for the first half of 2013. We also experienced an increase employee travel expenses, mainly in North America driven by higher license sales and post acquisition-related travels to integrate Quiterian. These increases were partially offset by lower employee recruiting and training fees. We currently expect our sales and marketing expenses as a percentage of total revenues to remain at the current levels for the remainder of fiscal 2013.

Research and development

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Research and development	$6,382	$5,803	$579	10%	$12,942	$11,608	$1,334	11%
% of total revenue	18%	16%			18%	16%

Research and development costs consist primarily of personnel and related costs, including share-based compensation, associated with the development of new products, enhancement of existing products, quality assurance and testing. Our overall research and development expense increased compared to the corresponding period in the prior year due to approximately $540,000 in higher employee compensation costs. This increase was mainly driven by a 13% addition to our average headcount from 159 at the end of the second quarter of 2012 to 179 at the end of the second quarter of 2013. Included in this increase were 6 additional employees resulting from our acquisition of Quiterian.

For the six months ended June 30, 2013, the underlying reasons for the changes in the various components of our research and development were similar to those experienced during the quarter as noted above. We believe that continued investments in technology and product development costs are essential for us to remain competitive in the markets we serve, and we expect our research and development expenses as a percentage of total revenues to be in the range of 18% to 19% of total revenues for the remainder of fiscal 2013.

General and administrative

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
General and administrative	$6,168	$5,711	$457	8%	$12,048	$11,558	$490	4%
% of total revenue	18%	16%			17%	16%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses in the second quarter of 2013 compared to the corresponding period in the prior year was due primarily to higher share based compensation and employee salary expense. Share based compensation increased by $350,000 due to issuance of performance grants and restricted stock units to senior management, while salaries increased by $170,000 due to higher average headcount. We also incurred consulting and legal advisory fees totaling approximately $327,000 related to considerations regarding strategic alternatives. These increases were offset partially by lower litigation and audit related expenses incurred during the second quarter of 2013.

For the six months ended June 30, 2012, the underlying reasons for the changes in the various components of our general and administrative expenses were similar to those experienced during the quarter as noted above. We expect our general and administrative expenses as a percentage of total revenues to be in the range of 17% to 18% for the remainder of fiscal 2013.

Amortization of other purchased intangibles

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Amortization of other purchased intangibles	$301	$289	$12	4%	$564	$578	$(14)	(2)%
% of total revenue	1%	1%			1%	1%

The increase in amortization expense during the second quarter and six months of 2013 compared to the corresponding periods in the prior year was due to amortization of Quiterian intangibles. We continue to amortize the intangible assets purchased through the acquisition of Xenos and Quiterian on a straight-line basis over their estimated useful lives of seven years. For the remainder of fiscal 2013, we expect amortization expense related to other purchased intangible assets to remain at current levels.

Restructuring charges

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Restructuring	$523	$15	$508	N/A	$591	$33	$558	N/A
% of total revenue	1%	—%			1%	—%

Our restructuring expense increased significantly in the second quarter and the first six months of 2013 compared to the same periods last year. This increase was due to the restructuring of our Performance Management Group in North America which reduced our workforce by 13 positions and resulted in $551,000 of employee severance and benefits charges during the second quarter of 2013. As part of this restructuring, we also downsized our office space in Toronto, Canada, and incurred an idle facility charge of approximately $136,000 consisting of a one-time net operating lease write off. We also incurred operating expenses associated with our idle Xenos facility in Europe which totaled approximately $14,000 during the second quarter of 2013. Additionally in Europe, we reached a partial settlement related to the restructuring of our French operation and as a result reversed approximately $178,000 of previously accrued severance liability in the second quarter of 2013.

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

Interest income and other income/(expense), net

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Interest income and other income (expense), net	$(290)	$79	$(369)	(467)%	$180	$156	$24	15%
Foreign exchange gain/(loss)	307	817	(510)	(62)%	137	433	(296)	(68)%

Total interest income and other income (expense), net	17	896	(879)	(98)%	317	589	(272)	(46)%
Interest expense	$(60)	$(61)	$1	(2)%	$(120)	$(200)	$80	(40)%

Interest income and other income/(expense), net decreased during the second quarter of 2013 compared to the same period last year due to a one-time write-off of the remaining unamortized costs associated with our Wells Fargo credit facility totaling approximately $188,000 as we terminated our Line of Credit agreement with Wells Fargo in the second quarter of 2013 and entered into a new agreement with US Bank. Also during the second quarter of 2013, we also wrote-off leasehold improvements totaling approximately $155,000 associated with our Toronto, Canada idle facility as part of our plan of restructuring the Performance Management Group. During the second quarter of 2013, we experienced currency exchange gains as a result of favorable revaluation of net monetary balances in North America and Europe as the U.S. Dollar strengthened against the Canadian Dollar and the European currencies stabilized against the Swiss Franc. The revaluation of currency amounts held in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations.

For the six months ended June 30, 2013, the underlying reasons for the changes in the various components of interest income and other income/(expense), net were similar to those experienced during the quarter as noted above.

Provision for income taxes

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Provision for income taxes	$874	$1,499	$(625)	(42)%	$912	$3,457	$(2,545)	(74)%
Effective tax rate	40%	21%			17%	27%

For the three months ended June 30, 2013, we recorded an income tax provision of approximately $874,000, as compared to an income tax provision of approximately $1.5 million for the same period last year. The decrease in the income tax provision for the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 is mainly due to lower profit before tax for the quarter. The effective rate for the three months ended June 30, 2013 was higher due to the increase mix of U.S. projected earnings from foreign earnings as compared to the same period last year.

For the six months ended June 30, 2013, we recorded an income tax provision of approximately $912,000, as compared to an income tax provision of $3.5 million for the same period last year. The decrease in the income tax provision for the six months of fiscal 2013 as compared to the six months of fiscal 2012 is mainly due to lower profit before tax. Also tax provision and the effective rate for the six months ended June 30, 2013 was lower due to the mix of the first quarter lower tax provision that was due to a tax benefit from the extension of the Federal R&D credit in first quarter of 2013 and additional changes in the tax law that were not allowed in 2012.

During the three months ended June 30, 2013, the Company did not materially change its reserves for uncertain tax positions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company does not believe it is reasonably possible that its reserve for uncertain tax positions would materially change in the next 12 months.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility. The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during the first six months of 2013. This data should be read in conjunction with the Consolidated Statements of Cash Flows.

	As of June 30, 2013	As of June 30, 2012	Change $	Change %
(dollars in thousands)
Cash, cash equivalents and short-term investments	$73,993	$80,933	$(6,940)	(9)%
Working capital	$53,679	$53,905	$(226)	—%
Note payable	$830	$—	$830	N/A
Stockholders’ equity and non-controlling interest	$126,562	$127,934	$(1,372)	(1)%

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of June 30, 2013, approximately $28.6 million of the total of $74 million of cash, cash equivalents and short term investments was held by our foreign subsidiaries outside of North America. Currently, the foreign cash is not available to fund the U.S. operations. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans or cash requirements do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash flows from operating activities: Net cash provided by operating activities was $14.1 million, resulting from net income of $4.3 million, adjusted for $5.3 million in non-cash charges and $4.5 million net change in operating assets and liabilities. The non-cash charges included depreciation and amortization, share-based compensation, writ-offs of fixed assets and unamortized debt issuance cost, tax benefits related to stock benefit plans and other non-cash adjustments, and the change in valuation allowance on deferred income tax assets. Net change in operating assets and liabilities included a decrease in accounts receivables due to collections, accrued compensation and other liabilities primarily associated with payments of bonuses and commissions, payments of annual 401(k) Plan match for fiscal 2012, and payments of accrued audit and legal fees. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date increased by 27 days from 42 days at June 30, 2012 to 69 days at June 30, 2013. This increase in the DSO is primarily attributed to higher accounts receivable balance which resulted from strong bookings and increased billings at the end of second quarter 2013. Our cash flows were also negatively impacted by the decrease in deferred revenue balance during the first half of 2013. This decrease was primarily due to the fact that a significant portion of our customers renew their annual maintenance contracts at end of each calendar year. As a result, we typically experience increases in our deferred revenue balances in the fourth quarter of the fiscal year. Subsequently, as these maintenance contracts are recognized over the span of the new fiscal year, we experience a gradual decrease in these maintenance-related deferred revenue balances. We continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our overall maintenance revenues comprised 50% of our total revenues in the first six months of fiscal 2013 and we believe that future proceeds from maintenance renewals will be one of primary sources of our operating cash flows. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash used in investing activities for the six months ended June 30, 2013 was approximately $4.3 million compared with cash used of $14.8 million for the same period in fiscal 2012. The decrease in cash used in the first six months of 2013 compared to the same period last year was also due to payments made during the first half of 2012 associated with leasehold improvements on our new headquarters facility located at the BayCenter Campus in San Mateo, California which became available for occupancy in June 2012.

Cash flows from financing activities: Cash used in financing activities was $5.4 million for the six months ended June 30, 2013 compared to $1.6 million used during the same period in fiscal 2012. This increase in cash outflows was due to lower proceeds from exercise of employee stock options and associated tax benefits during the first half of 2013 compared to the first half of 2012.

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

During the second quarter of 2013, following a comparative evaluation of its credit facility, the Company decided to change to another vendor to service its borrowing needs. As a result, the Company terminated its existing credit agreement with Wells Fargo Capital Finance (“WFCF”) and on June 30, 2013 entered into a new revolving credit agreement with U.S. Bank National Association (“US Bank”) through and until June 29, 2017. The Company intends to use the proceeds from the Credit Agreement for working capital, acquisitions, issuance of commercial and standby letters of credit, capital expenditures and other general corporate purposes.

The new Credit Agreement with US Bank allows for cash borrowings and the issuance of letters of credit under a secured revolving credit facility up to a maximum of $50 million. Interest will accrue based on, at the Company’s election, (i) LIBOR plus an applicable spread of between 1.50% and 2.00% based on Company’s consolidated total cash flow leverage ratio or (ii) the greater of: (a) the Federal Funds Effective Rate plus one half of one percent, (b) one month LIBOR plus one percent, and (c) U.S. Bank’s prime rate, in each case plus an applicable spread of between 0.50% and 1.00% based on Company’s consolidated total cash flow leverage ratio. The Company will be required to make interest payments on a monthly basis.

Following the termination of its agreement with WFCF, the Company wrote-off all remaining unamortized costs related to the old credit facility totaling approximately $188,000 in the second quarter of 2013. Costs related to the new credit facility with the US Bank were not significant.

As of June 30, 2013, there was no balance owed on the credit facility and the balance available under the revolving credit facility was $50 million.

The following table represents costs related to the Company’s credit facility (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization of debt issuance costs	$20	17	$40	34
Unused line fees	37	38	75	76

	$57	$55	$115	$110

The Credit Agreement with US Bank contains covenants, which, among other things, impose certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. The Company is also required to maintain the two financial covenants listed below:

•	Consolidated total cash flow leverage ratio not to exceed 2.50 to 1.00, and

•	A fixed charge coverage ratio of not less than 1.75 to 1.00.

The indebtedness under the Credit Agreement is secured by (i) substantially all of the personal property (whether tangible or intangible) of Actuate Corporation and Actuate International Holding Company (as guarantor) as well as the proceeds generated by that property and (ii) by a pledge of all of its stock and a portion of the stock of certain of its subsidiaries.

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. The loans are scheduled for repayment on a quarterly basis starting June, 2014 and ending September, 2022. The combined outstanding balances of these loans total approximately $830,000 and are classified as notes payable on the Company’s Consolidated Balance sheet at June 30, 2013.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At June 30, 2013, the deferred rent liability balance related to the new lease totaled approximately $3.4 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $261,000 was classified as short term and $3.1 million was classified as long term accrued liabilities on the Company’s Consolidated Balance Sheet at June 30, 2013. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and is now using the BayCenter Campus as its corporate headquarters.

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

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense for the second quarter and first six months of fiscal 2013 was approximately $1.1 million and $2.2 million, respectively, compared with rent expense of approximately $1 million in second quarter and $1.9 million in the first six months of fiscal 2012. In addition, the Company incurred facility related charges of approximately $144,000 and $313,000 in the second quarter and the first six months of fiscal 2013, respectively. During the same period last year, the Company incurred approximately $407,000 and $767,000 of facilities related charges in the second quarter and the first six months of fiscal 2012, respectively.

The following table summarizes the Company’s contractual obligations as of June 30, 2013 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter
Obligations:
Operating leases (1)	$28,641	$4,167	$6,804	$5,775	$11,895
Interest and loan obligations (2)	858	81	381	214	182
Obligations for uncertain tax positions (3)	2,401	—	2,401	—	—

Total	$31,900	$4,248	$9,586	$5,989	$12,077

(1)	The Company’s future contractual obligations include minimum lease payments under operating leases at June 30, 2013.
(2)	Estimated interest and principal due on the notes payable funded by the Spanish government for the development of Quiterian software.
(3)	Represents the tax liability associated with unrecognized tax benefits estimated to be payable between 1 to 3 years. In addition, as of June 30, 2013, our unrecognized tax benefits included $1.9 million which is netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the amounts netted against deferred tax assets, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 12 of our Notes to these Consolidated Financial Statements of our Form 10-K for fiscal year 2012 filed with the SEC on March 8, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first six months of fiscal years 2013 and 2012 we derived 22% and 27% of our total revenues from sales outside of North America, respectively. We face exposure to market risk on the related receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized gain due to foreign exchange rate fluctuations was approximately $137,000 during the first six months of fiscal 2013 compared to gains of approximately $433,000 for the first six months of fiscal 2012. During the first six months of fiscal 2013, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenues by approximately $110,000 when compared to the same period in the prior year while expenses were positively impacted by approximately $19,000.

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

•

We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or (losses) before income taxes. These hypothetical results are summarized in the table below as of June 30, 2013:

Estimated annual changes in currency exchange (in thousands)
–15%	–10%	–5%	+5%	+10%	+15%
$(3,367)	$(2,244)	$(1,122)	$1,122	$2,244	$3,367

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. There were no customers that accounted for more than 10% of total revenues in the six months ended June 30, 2013 or 2012.

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

European Debt Exposures. We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Greece, Ireland, Portugal, Italy and Spain. As of June 30, 2013, we do not have any direct or indirect investments in the sovereign debt, corporations, or financial institutions of these countries.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2013 (the Evaluation Date), Actuate Corporation carried out an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, (1) the Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Actuate files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 22%, 27% and 22% for the first six months of fiscal years 2013, 2012 and 2011, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. The Company intends to continue to shift its focus from direct sales to indirect sales in certain of its international markets in 2013. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 43%, 35%, and 35% of total revenues from license fees for the first six months of fiscal years 2013, 2012 and 2011, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. Xenos Group’s business in the United Kingdom relies on the sale and support of third party software as a significant component of its business. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 22, 2013, our stockholders approved the following items:

1.	Election of Directors: Our shareholders re-elected the following seven (7) directors to each serve a one-year term expiring on the date of the 2014 annual meeting of shareholders or until his or her successor has been duly chosen and qualified.

	For	Withheld	Broker Non-Votes
Peter I. Cittadini	33,287,867	781,569	7,286,337
Kenneth E. Marshall	33,292,774	776,662	7,286,337
Nicolas C. Nierenberg	33,280,360	789,076	7,286,337
Raymond L. Ocampo Jr.	33,690,643	378,793	7,286,337
Arthur C. Patterson	33,293,267	776,169	7,286,337
Steven D. Whiteman	33,288,488	780,948	7,286,337
Timothy B. Yeaton	33,764,119	305,317	7,286,337

2.	Advisory Vote on Executive Compensation Matters (Say on Pay): Our shareholders approved the advisory say on pay proposal.

For	Against	Abstain	Broker Non-Votes
33,619,361	326,296	123,779	7,286,337

3.	Ratification of Appointment of Independent Registered Public Accounting Firm: Our shareholders ratified the selection of Grant Thornton, LLP as our independent auditors for the year ended December 31, 2013.

For	Against	Abstain
41,023,911	143,980	187,882

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101	The following materials from the Quarterly Report on Form 10-Q of Actuate Corporation for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Comprehensive Income, and (v) Notes to Consolidated Financial Statements*.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation (Registrant)

Dated: August 7, 2013	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)