Form 10-Q
period 2013-09-30
ACTUATE CORP
filed 2013-11-08
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of October 31, 2013
Common Stock, par value $.001 per share	47,637,426

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$40,202	$37,483
Short-term investments	31,746	28,967
Accounts receivable, net of allowances of $548 and $394 at September 30, 2013 and December 31, 2012, respectively	30,403	33,053
Other current assets	10,340	9,098

Total current assets	112,691	108,601
Property and equipment, net	6,559	7,805
Goodwill	51,865	51,821
Purchased intangibles, net	9,222	11,163
Non-current deferred tax assets, net	11,910	12,214
Other assets	763	911

	$193,010	$192,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,775	$1,976
Current portion of restructuring liabilities	157	509
Accrued compensation	6,355	6,504
Other accrued liabilities	4,228	5,626
Deferred revenue	41,468	43,438

Total current liabilities	53,983	58,053

Long-term liabilities:
Notes payable	874	843
Other liabilities	3,186	3,157
Long-term deferred revenue	2,526	2,978
Long-term income taxes payable	2,157	2,127

Total long-term liabilities	8,743	9,105

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 91,336,812 and 89,179,966 shares, respectively; outstanding 47,943,440 and 48,220,978 shares, respectively	48	48
Additional paid-in capital	253,630	237,731
Treasury stock, at cost; 43,393,372 and 40,958,988 shares, respectively	(189,030)	(172,880)
Accumulated other comprehensive income	1,832	2,198
Retained earnings	63,804	58,260

Total stockholders’ equity	130,284	125,357

	$193,010	$192,515

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
License fees	$14,338	$13,304	$45,973	$42,389
Services	17,953	18,875	56,138	60,854

Total revenues	32,291	32,179	102,111	103,243

Costs and expenses:
Cost of license fees	539	482	1,663	1,439
Cost of services	4,196	5,187	13,610	15,267
Sales and marketing	13,862	12,067	41,952	35,811
Research and development	6,422	6,060	19,364	17,668
General and administrative	5,156	5,360	17,204	16,918
Amortization of other purchased intangibles	301	289	865	867
Restructuring charges	246	21	837	54

Total costs and expenses	30,722	29,466	95,495	88,024

Income from operations	1,569	2,713	6,616	15,219
Interest income and other income/(expense), net	(159)	174	158	763
Interest expense	(37)	(55)	(157)	(255)

Income before income taxes	1,373	2,832	6,617	15,727
Provision for income taxes	138	2,725	1,050	6,182

Net income	$1,235	$107	$5,567	$9,545

Basic net income per share	$0.03	$0.00	$0.12	$0.19

Shares used in basic per share calculation	48,175	49,207	48,046	49,156

Diluted net income per share	$0.02	$0.00	$0.11	$0.18

Shares used in diluted per share calculation	51,428	52,794	50,851	52,794

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$1,235	$107	$5,567	$9,545

Other comprehensive income, before tax:
Foreign currency translation	$1,243	$257	$(342)	$161
Net unrealized gain/(loss) on securities	$55	$60	$(24)	$74

Total comprehensive income	$2,533	$424	$5,201	$9,780

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$5,567	$9,545
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	5,792	5,454
Excess tax benefit from exercise of stock options	(1,118)	(2,440)
Amortization of other purchased intangibles	1,908	1,687
Amortization of debt issuance cost	44	51
Bad debt expense	(119)	(13)
Write-off of unamortized debt issuance costs	188	—
Depreciation	1,609	1,587
Change in valuation allowance on deferred tax assets	(28)	1,767
Impairments and write-offs	155	89
Gain on liquidation of subsidiary	(416)	—
Accretion/amortization on short-term debt securities	(208)	189
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	2,769	6,717
Other current assets	610	(2,635)
Accounts payable	(212)	(241)
Accrued compensation	(149)	(637)
Other accrued liabilities	(1,398)	(521)
Deferred tax assets, net of liabilities	418	170
Income taxes receivable/payable, net	(650)	(872)
Other deferred liabilities	(47)	3,138
Restructuring liabilities	(275)	(69)
Deferred revenue	(2,422)	(6,384)

Net cash provided by operating activities	12,018	16,582

Investing activities
Purchases of property and equipment	(508)	(5,038)
Proceeds from sale and maturity of investments	31,877	22,694
Purchases of short-term investments	(34,471)	(29,286)
Proceeds from security deposits and other	10	(55)

Net cash used in investing activities	(3,092)	(11,685)

Financing activities
Credit facility related payments	(93)	(34)
Excess tax benefit from exercise of stock options	1,118	2,440
Proceeds from issuance of common stock	8,879	9,223
Stock repurchases	(16,153)	(15,993)
Tax related to net share settlements of restricted stock awards and units	(50)	—

Net cash used in financing activities	(6,299)	(4,364)
Effect of exchange rates on cash and cash equivalents	92	161

Net increase in cash and cash equivalents	2,719	694
Cash and cash equivalents at the beginning of the period	37,483	38,759

Cash and cash equivalents at the end of the period	$40,202	$39,453

Supplemental cash flow disclosures:
Cash paid for interest	$76	$212
Cash paid for income taxes	$1,068	$3,448
Non-cash Investing activities:
Leasehold incentives subsidized by the landlord	$—	$2,613

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The Company

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate provides software to more than 3 million developers who use BIRT, the open source Eclipse-based interactive development environment (IDE) founded and co-led by Actuate. Organizations use Actuate products to create customer-facing, Big Data analytics and customer communications management (CCM) applications that provide end users with content they can easily access, understand and analyze. Developers use BIRT and BIRT iHub, Actuate’s commercial deployment platform for BIRT-based applications, to develop and deploy scalable solutions that save time and improve brand experience by delivering personalized analytics and insights to over 200 million of their customers, partners and employees. BIRT iHub further ensures organizations can gain effective insights from Big Data and take advantage of mobile touch devices. Actuate’s BIRT Analytics™ delivers self-service predictive analytics to enhance customer engagement using Big Data. Actuate for CCM empowers ECM architects to easily transform, process, personalize and archive high volume content. Actuate customers develop solutions that maximize revenue, cut costs, communicate more effectively with customers, streamline operations and create competitive advantage. Actuate’s goal is to ensure that end users can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, enabling organizations to explore new avenues for improving the bottom line.

Actuate’s principal executive offices are located at the BayCenter Campus at 951 Mariners Island Boulevard, in San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.org, www.birt-exchange.com, www.birtperformanceanalytics.com, www.xenos.com, www.birtondemand.com and www.quiterian.com. The information posted on our Web sites is not incorporated into this Form 10-Q.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In management’s opinion, the Company has made all adjustments necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the Consolidated Financial Statements and notes thereto in Actuate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 8, 2013.

To prepare financial statements in conformity with U.S. GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.

The Condensed Consolidated Financial Statements include the accounts of Actuate and its wholly-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in the United States, Canada, Switzerland, United Kingdom, Germany, France, Spain, Singapore, Australia, Japan and China. All intercompany balances and transactions have been eliminated.

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

For sales to end-user customers, Actuate recognizes license revenues when a license agreement has been signed by both parties or a definitive agreement has been received from the customer, the product has been physically shipped or electronically made available, there are no unusual uncertainties surrounding the product acceptance, the fees are fixed or determinable, collectability is probable and vendor-specific objective evidence (VSOE) of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence of fair value of sales to end users is based on the price charged when an element is sold separately.

Actuate has not established vendor-specific objective evidence of fair value for its licenses. Therefore, the Company recognizes revenues from software arrangements with multiple elements involving software licenses under the residual method, which means the fair value of the undelivered elements is deferred while the remaining value of the arrangement is allocated to the delivered elements. If we are unable to determine the fair value of the undelivered elements, it is not possible to allocate revenues separately to the undelivered elements in the arrangement and consequently, the entire amount of the arrangement fee is recognized ratably over the performance period of that undelivered element, assuming all other revenue recognition criteria are satisfied. If the license agreement contains payment terms that would indicate that the fee is not fixed or determinable, revenues are recognized as the payments become due and payable, assuming that all other revenue recognition criteria are met.

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

Actuate also has two software-as-a-service (SaaS) offerings called OnPerformance and BIRT iHub On Demand. Actuate recognizes revenue on these licenses ratably over the term of the underlying arrangement.

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

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit reflected in the Condensed Consolidated Statements of Income in connection with stock options, restricted stock units and the Employee Stock Purchase Plan (“ESPP”) for three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Stock options	$737	$1,490	$2,922	$3994
Restricted stock units	453	341	1,287	865
Performance stock units (“MSUs”)	276	229	776	353
ESPP	235	150	807	392

Total share-based compensation	$1,701	$2,210	$5,792	$5,604

Income tax benefit	$524	$711	$1,738	$1,805

Included in the total share-based compensation for the three and nine months ending September 30, 2012 are approximately $16,000 of credits to stock based compensation and approximately $150,000 of stock based compensation classified as liability based awards related to February 2011 options granted to a senior executive who had passed away in December 2010. These options were either fully exercised or had expired as of December 31, 2012. Accordingly, the Company incurred no similar compensation expense in the first nine months of 2013 and has no liabilities at September 30, 2013 related to these liability-based awards.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We estimated the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plan. We also looked at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimated the volatility of our common stock by using historical volatility over the calculated expected term. We based the risk-free interest rate that we use in the option valuation model on the published Treasury rate. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the nine months ended September 30, 2013 and 2012 are as follows:

	Options Nine Months Ended		ESPP Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Volatility	50.03 – 53.58%	53.67 – 54.17%	28.63 – 41.52%	42.12 – 44.17%
Expected term (years)	5.61 – 5.67	5.60 – 5.63	1.25	1.25
Risk free interest rate	0.77 – 1.40%	0.63 – 1.01%	0.08 – 0.35%	0.13 – 0.17%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	2 – 3%	2 – 4%	N/A	N/A

Beginning January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest annually over four years and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 1:1 for each restricted stock unit granted, and an equivalent of 1 share will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of September 30, 2013, a total of 1,446,250 RSUs were issued and granted to the Company’s senior management, employees and non-employee Board of Directors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average common shares outstanding	48,175	49,207	48,046	49,156
Weighted-average dilutive common equivalent shares under the treasury stock method	3,253	3,587	2,805	3,638

Weighted-average common shares used in computing diluted net income per share	51,428	52,794	50,851	52,794

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income was 652,677 and 1,880,436 in the three and nine months ended September 30, 2013, respectively. The weighted-average number of restricted stock unit shares excluded from the calculation of diluted net income was 103,175 and 119,091 in the three and nine months ended September 30, 2013, respectively. The weighted-average number of shares excluded from the calculation of diluted net income was 2,222,368 and 2,151,624 in the three and nine months ended September 30, 2012, respectively. The weighted-average number of restricted stock unit shares excluded from the calculation of diluted net income was 216,200 and 113,349 in the three and nine months ended September 30, 2012, respectively.

The weighted average exercise price of excluded stock options was $6.16 and $6.01 for the three and nine months ended September 30, 2013, respectively. The weighted average exercise price of excluded stock options was $6.41 and $6.34 for the three and nine months ended September 30, 2012, respectively.

Income Taxes

We provide for the effect of income taxes in our Condensed Consolidated Financial Statements using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryovers, and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We also apply a two-step approach to determining the financial statement recognition and measurement of uncertain tax positions.

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carry-forwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this assessment, we take into account predictions of the amount and category of taxable income from various sources and all available positive and negative evidence about these possible sources of taxable income. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. Based on the analysis of positive and negative factors noted above, we have no valuation allowance against U.S. federal deferred tax assets. During the year ended December 31, 2012, management determined that it was “more likely than not” that the Company’s California research and development (R&D) credits would not be realized based on the size of the R&D credit carry-forward and the R&D credits being generated exceeding the R&D credits being utilized. As such, a full valuation allowance was recorded against the Company’s deferred tax asset for California R&D credit carry-forwards. We maintain a full valuation allowance against deferred tax assets in foreign jurisdictions with a history of losses and a partial valuation allowance in foreign jurisdictions where operating results beyond a certain time frame are less reliable. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in an income tax benefit in the period such determination is made.

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

Sales Taxes

The Company presents its revenues net of sales tax in its Condensed Consolidated Statements of Income.

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

In 2013, the FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

2. Acquisitions

Quiterian S.L.

In October 2012, the Company acquired Quiterian S.L., a privately held software company that provides visual data mining, social media analytics and predictive analytics for business and other non-technical users. Actuate acquired 100% of the outstanding shares held by the Quiterian shareholders for $5.2 million in cash. This purchase price was entirely paid upon closing, net of a 10% holdback. There are $3 million in potential additional compensation payments which may be required over the three year period after the date of acquisitions which are wholly dependent on the achievement of specific service obligations.

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

The table below represents the allocation of the purchase price to the acquired net assets of Quiterian based on their estimated fair values as of October 16, 2012 and the associated estimated useful life at that date. Also, as with acquisitions that the Company has undertaken in the past, the Company initiated structural changes in its corporate structure in order to incorporate Quiterian. These changes in Company’s organizational structure are ongoing and could affect future estimates and assumptions.

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

Identifiable intangible assets—Existing technology acquired primarily consists of Quiterian’ advanced analytics solution which maximizes the value of data while cutting business intelligence costs. The technology was valued using a form of the income approach known as the excess earnings method. In the excess earnings method, value is estimated as the present value of the benefits anticipated from ownership of the subject intangible asset in excess of the returns required on the investment in the contributory assets necessary to realize those benefits. It is based on the theory that all operating assets contribute to the profitability of an enterprise. Therefore, if the estimated earnings associated with a specific asset of a company rely on the use of other company assets, then the estimated earnings of the subject asset must be reduced by appropriate charges for these of these contributory assets. The fair value of the customer contracts and relationships was established using the income approach. We are amortizing the fair value of these intangible assets on a straight-line basis over their respective estimated useful life.

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

The Company has assets that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on real-time quotes for transactions in active exchange markets involving identical assets.

•	Level 2—Valuations based on readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets Measured at Fair Value on a Recurring Basis

The following table represents information about the Company’s investments measured at fair value (in thousands).

	Fair value of investments as of September 30, 2013
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$6,984	$6,984	$—	$—
Term deposits (1)	7,034	7,034	—	—
Commercial paper (2)(3)	6,998	—	6,998	—
Corporate bonds (2)	25,748	—	25,748	—

	$46,764	$14,018	$32,746	$—

	Fair value of investments as of December 31, 2012
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$5,595	$5,595	$—	$—
Term deposits (1)	8,000	8,000	—	—
Commercial paper (2)	1,599	—	1,599	—
Corporate bonds (2)	25,368	—	25,368	—
Federal and municipal obligations (2)	2,000	—	2,000	—

	$42,562	$13,595	$28,967	$—

(1)	Included in cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheet.
(2)	Included in short-term investments in the Company’s Condensed Consolidated Balances Sheet.
(3)	Of this amount, approximately $1 million was included in cash equivalents at September 30, 2013.

The Company’s cash, cash equivalents, and short-term investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at September 30, 2013
Classified as cash and cash equivalents:
Cash	$25,184	$—	$—	$25,184
Term deposits	7,034	—	—	7,034
Money market funds	6,984	—	—	6,984
Commercial paper	1,000	—	—	1,000

	40,202	—	—	40,202
Classified as short-term investments:
Commercial paper (4)	5,999	—	(1)	5,998
Corporate bonds (4)	25,752	—	(4)	25,748

	31,751	—	(5)	31,746

Total	$71,953	$—	$(5)	$71,948

(4)	Securities totaling approximately $20.8 million were in an unrealized loss position at September 30, 2013. None of these securities were in a continuous unrealized loss position since December 31, 2012 or were in continuous loss position for greater than 12 months.

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2012
Classified as cash and cash equivalents:
Cash	$23,888	$—	$—	$23,888
Term deposits	8,000	—	—	8,000
Money market funds	5,595	—	—	5,595

	37,483	—	—	37,483
Classified as short-term investments:
Commercial paper (5)	1,599	—	—	1,599
Corporate bonds (5)	25,350	28	(10)	25,368
Federal and municipal obligations (5)	2,000	—	—	2,000

	28,949	28	(10)	28,967

Total	$66,432	$28	$(10)	$66,450

(5)	Securities totaling approximately $11.4 million were in an unrealized loss position at December 31, 2012. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Condensed Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. At September 30, 2013, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

4. Restructuring Charges

During the first half of 2013, the Company implemented a plan to restructure its Performance Management Group in North America to align its cost structure with its current business plan. As a result, the Company reduced its workforce by 13 positions and recorded approximately $551,000 of restructuring charges related to employee severance arrangements. Additionally, the Company downsized its facility in Toronto, Canada, and incurred an idle facility charge of approximately $136,000 consisting of net operating lease write offs. The Company also reached a partial settlement related to the restructuring of its French operation in the first half of 2013 and as a result, reversed approximately $178,000 of a previously accrued severance liability in the first half 2013. Additionally, the Company incurred operating expenses associated with its idle Xenos facility in Europe during the first half of 2013.

During the third quarter of 2013, the Company updated its estimates of sublease income related to its idle facility in Toronto Canada resulting in approximately $145,000 in restructuring expense. Also in Europe, the Company incurred approximately $71,000 in early lease termination costs related to its Xenos idle facility in United Kingdom.

The Company’s restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of its idle facilities that were periodically updated based on market conditions and in accordance with the Company’s restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

The following table summarizes the restructuring accrual activity during the nine months ended September 30, 2013 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2012	$424	$85	$509
Restructuring charges (Q1)	62	6	68
Restructuring charges (Q2)	373	150	523
Restructuring charges (Q3)	19	227	246
Cash payments, net of rents collected on sublease	(850)	(258)	(1,108)
Adjustments (1)	2	(6)	(4)

Balance at September 30, 2013:	30	204	234
Less: Current portion:	(30)	(127)	(157)

Long-term balance at September 30, 2013 (2)	$—	$77	$77

(1)	Adjustments mainly reflect the impact of foreign currency translation.
(2)	Included in “Other liabilities—long-term” section of the Condensed Consolidated Balance Sheet.

5. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
North America	$25,679	$25,064	$80,231	$77,211
Europe, Middle East, and Africa (EMEA)	5,082	4,799	17,675	18,817
Asia Pacific and others	1,530	2,316	4,205	7,215

	$32,291	$32,179	$102,111	$103,243

As of September 30, 2013, we operated solely in one segment, which is the development, marketing and support of our enterprise reporting application platforms. There were no customers that accounted for more than 10% of total revenues in the nine months ended September 30, 2013 or 2012.

6. Goodwill and Other Purchased Intangible Assets

Goodwill

The Company performs its annual impairment test of goodwill as of October 1st of each year. Goodwill is not amortized, but is evaluated for impairment on an annual basis or when impairment indicators are present. The potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recorded book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed on October 1, 2012. As a result, the Company did not record any impairment related to its goodwill for the nine months ended September 30, 2013.

The Company’s goodwill balance of $51.9 million was unchanged at September 30, 2013 when compared to the balance reported at end of fiscal 2012 except for minor adjustments resulting from foreign currency translation.

Other purchased intangible assets consist of the following (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$22,350	$(18,240)	$4,110	$22,360	$(17,394)	$4,966
Purchased technologies	17,325	(12,194)	5,131	17,377	(11,202)	6,175
Leases	47	(33)	14	47	(25)	22
Foreign currency exchange	(33)	—	(33)	—	—	—

	$39,689	$(30,467)	$9,222	$39,784	$(28,621)	$11,163

Amortization expense of purchased technology and other intangible assets was approximately $634,000 and $562,000 for the quarters ended September 30, 2013 and 2012, respectively. Of this total, approximately $333,000 and $273,000 was related to the amortization of purchased technology for the quarters ended September 30, 2013 and 2012, respectively. Amortization expense of purchased intangible assets was approximately $1.9 million and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively. Of this total, approximately $1 million and $820,000 was related to the amortization of purchased technologies for the nine months ended September 30, 2013 and 2012, respectively. Purchased identifiable intangible assets are amortized on a straight-line basis over their useful lives. The estimated useful economic lives of the acquired customer lists and purchased technologies are seven years. The estimated economic useful life of favorable leases is five years. Amortization of purchased technology is included in cost of license fees in the accompanying Condensed Consolidated Statements of Income.

During the year ended December 31, 2012, the Company recorded additions to its purchased intangible assets of approximately $2 million related to the acquisition of Quiterian. For additional discussion, see Note 2 of this Form 10-Q.

The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2013 (remainder of year)	$634
2014	2,536
2015	2,530
2016	2,527
2017 and thereafter	995

$9,222

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

The new Credit Agreement with US Bank allows for cash borrowings and the issuance of letters of credit under a secured revolving credit facility up to a maximum of $50 million. Interest accrues based on, at the Company’s election, (i) LIBOR plus an applicable spread of between 1.50% and 2.00% based on Company’s consolidated total cash flow leverage ratio or (ii) the greater of: (a) the Federal Funds Effective Rate plus one half of one percent, (b) one month LIBOR plus one percent, and (c) U.S. Bank’s prime rate, in each case plus an applicable spread of between 0.50% and 1.00% based on Company’s consolidated total cash flow leverage ratio. The Company is required to make interest payments on a monthly basis.

Following the termination of its agreement with WFCF, the Company wrote-off all remaining unamortized costs related to the old credit facility totaling approximately $188,000 in the second quarter of 2013. Costs related to the new credit facility with the US Bank were not significant.

As of September 30, 2013, there was no balance owed on the credit facility and the balance available under the revolving credit facility was $50 million.

The following table represents costs related to the Company’s credit facility (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization of debt issuance costs	$3	17	$43	51
Unused line fees	—	38	75	114

	$3	$55	$118	$165

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

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. The loans are scheduled for repayment on a quarterly basis starting June 2014 and ending September 2022. The combined outstanding balances of these loans total approximately $0.9 million and are classified as notes payable on the Company’s Condensed Consolidated Balance Sheet at September 30, 2013.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At September 30, 2013, the deferred rent liability balance related to the new lease totaled approximately $3.4 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $261,000 was classified as short term and $3.1 million was classified as long term accrued liabilities on the Company’s Condensed Consolidated Balance Sheet at September 30, 2013. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and is now using the BayCenter Campus as its corporate headquarters.

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

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense for the third quarter and first nine months of fiscal 2013 was approximately $1.1 million and $3.3 million, respectively, compared with rent expense of approximately $1.2 million in third quarter and $3.1 million in the first nine months of fiscal 2012. In addition, the Company incurred facility related charges of approximately $128,000 and $441,000 in the third quarter and the first nine months of fiscal 2013, respectively. During the same period last year, the Company incurred approximately $236,000 and $1 million of facilities related charges in the third quarter and the first nine months of fiscal 2012, respectively.

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

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 22,775,022 as of September 30, 2013.

Plan Summary	Available for Grant	Options and Awards Outstanding (2)	Total Authorized But Unissued
Amended and Restated 1998 Equity Incentive Plan	10,392,728	11,093,886	21,486,614
2001 Supplemental Stock Plan	705,541	35,156	740,697
1998 Non-Employee Director Option Plan	495,000	105,000	600,000

Total Stock Plans	11,593,269	11,234,042	22,827,311
Miscellaneous Stock Grants (1)	(52,289)	—	(52,289)

Total Stock Plans Balance at September 30, 2013	11,540,980	11,234,042	22,775,022

(1)	Board approved 50,000 shares stock grant on February 17, 2011 to the beneficiary of a deceased senior executive in recognition of services performed. Also included are 2,289 shares of stock granted to an employee on April 22, 2013.
(2)	Total balance outstanding at September 30, 2013 includes 9,870,230 of options and 1,363,812 of RSU’s.

The weighted average grant date fair value of options granted during the quarter ended September 30, 2013 was $3.38 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended September 30, 2013 was $2.4 million.

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.86-$3.56	1,219,447	3.81 years	$3.24	1,219,447	$3.24
$3.59-$4.44	1,209,258	2.05 years	$3.83	1,195,021	$3.83
$4.45-$4.80	937,829	6.17 years	$4.78	841,479	$4.78
$4.84-$5.31	1,227,070	4.20 years	$5.15	1,122,672	$5.14
$5.32-$5.48	1,084,705	7.30 years	$5.48	701,714	$5.48
$5.49-$6.00	1,122,529	8.98 years	$5.57	63,622	$5.68
$6.02-$6.29	1,423,253	5.21 years	$6.13	1,171,473	$6.12
$6.30-$8.39	1,646,139	7.80 years	$6.47	719,100	$6.52

$1.86-$8.39	9,870,230	5.71 years	$5.16	7,034,528	$4.89

	September 30, 2013	September 30, 2012
Options Outstanding—Vested and Expected to Vest (net of expected forfeitures)
Vested and expected to vest	9,767,803	11,919,426
Aggregate intrinsic value (in thousands)	$21,474	$27,111
Weighted average exercise price per share	$5.15	$4.76
Weighted average remaining contractual term (in years)	5.67	5.55
Options Exercisable
Options currently exercisable	7,034,528	8,439,892
Aggregate intrinsic value of currently exercisable options (in thousands)	$17,346	$22,674
Weighted average exercise price per share	$4.89	$4.35
Weighted average remaining contractual term (in years)	4.59	4.38

As of September 30, 2013, the number of shares reserved for future grants under all option plans was 11,540,980. The number of shares available for future purchase under the Purchase Plan was 2,800,301.

Summary of Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Beginning outstanding balance	577,374	384,687
Awarded	447,500	205,000
Released	(21,062)	(12,313)

Ending outstanding balance	1,003,812	577,374

The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2013 and 2012 were $5.73 and $6.40 per unit, respectively.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands) (3)
Restricted stock units outstanding	1,003,812	1.40	$7,378
Restricted stock units vested and expected to vest (1)	975,043	1.37	$7,167
Restricted stock units vested and deferred shares (2)	308,375	—	$2,267

(1)	Net of expected forfeitures
(2)	Not outstanding, therefore no remaining contractual life.
(3)	Intrinsic value is calculated based on market value of the Company’s stock price at the date of reporting.

Summary of Market-Performance Based Restricted Stock Units (“MSUs”)

MSU activity for the nine months ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Beginning outstanding balance	235,000	—
Awarded	125,000	235,000

Ending outstanding balance	360,000	235,000

The weighted average grant date fair value of MSUs granted during the nine months ended September 30, 2013 and 2012 were $5.60 and $8.01 per unit, respectively.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands) (2)
MSUs outstanding	360,000	1.10	$2,646
MSUs vested and expected to vest (1)	348,238	1.08	$2,560

(1)	Net of expected forfeitures.
(2)	Intrinsic value is calculated based on market value of the Company’s stock price at the date of reporting.

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Maintenance and support	$40,903	$41,007
Other	3,091	5,409

	$43,994	$46,416
Less: current portion	(41,468)	(43,438)

Long-term deferred revenue	$2,526	$2,978

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

9. Subsequent Events

On July 29, 2013, the Board of Directors approved a share repurchase program totaling $40 million over a twelve month period. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with all Securities Exchange Commission (SEC) rules and other legal requirements and will be made in part under a Rule 10b5-1 plan, a rule established by the SEC which permits stock repurchases when the Company might otherwise be precluded from doing so. Subsequent to September 30, 2013, through November 6, 2013, the Company has repurchased 547,899 shares totaling approximately $4.2 million in the open market under this stock repurchase plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the Condensed Consolidated Financial Statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 8, 2013.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate’s expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate’s current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part II, Item 1A—Risk Factors of this Form 10-Q, Part I, Item 1A—Risk Factors in our Annual Report for the year ended December 31, 2012 and in other filings made by the Company with the Securities and Exchange Commission.

Overview

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate provides software to more than 3 million developers who use BIRT, the open source Eclipse-based interactive development environment (IDE) founded and co-led by Actuate. Organizations use Actuate products to create customer-facing, Big Data analytics and customer communications management (CCM) applications that provide end users with content they can easily access, understand and analyze. Developers use BIRT and BIRT iHub, Actuate’s commercial deployment platform for BIRT-based applications, to develop and deploy scalable solutions that save time and improve brand experience by delivering personalized analytics and insights to over 200 million of their customers, partners and employees. BIRT iHub further ensures organizations can gain effective insights from Big Data and take advantage of mobile touch devices. Actuate’s BIRT Analytics™ delivers self-service predictive analytics to enhance customer engagement using Big Data. Actuate for CCM empowers ECM architects to easily transform, process, personalize and archive high volume content. Actuate customers develop solutions that maximize revenue, cut costs, communicate more effectively with customers, streamline operations and create competitive advantage. Actuate’s goal is to ensure that end users can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, enabling organizations to explore new avenues for improving the bottom line.

Actuate’s principal executive offices are located at the BayCenter Campus at 951 Mariners Island Boulevard, San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.birt-exchange.org and www.birt-exchange.com www.birtperformanceanalytics.com, www.xenos.com, www.birtondemand.com and www.quiterian.com. The information posted on our Web sites is not incorporated into this Form 10-Q.

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

Despite the ongoing global economic uncertainty, we have continued to achieve profitability and positive year-to-date cash flows. Nevertheless, our business model and longer-term financial results are not immune to a sustained economic downturn. For example, the recent domestic and global economic uncertainty resulted in reduced demand for information technology, including enterprise software and services. The direction and relative strength of the global economy continues to be uncertain and makes it difficult for us to forecast operating results and to make decisions about future investments. Factors that may affect our operating results include the possibility of a prolonged period of limited economic growth or possible economic decline in and adverse effects of the ongoing sovereign debt crisis in Europe, including its expected negative impact on European economic growth versus the rest of the world; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in corporate spending; adverse economic conditions that may be specific to information technology and the software industry; and risk that the size of the market for our products will not support more sales professionals. Please also refer to our Risk Factor discussion in Item 1A.

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

For the remainder of fiscal year 2013, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in fiscal year 2013, particularly among financial services companies in the United States and Western Europe. Secondly, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their applications development, business analytics and customer communications management software purchases among fewer suppliers. Finally, we expect to experience vigorous competition in the applications development, business analytics and customer communications management markets. Several of our competitors have released products that are marketed to be directly competitive with our offerings. As one of the few independent vendors remaining, Actuate faces competition from large and well-established vendors including Microsoft, SAP, Oracle and IBM, all of which have acquired competing products to add to their technology stacks. The existence of these competitive products may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles.

For the remainder of fiscal year 2013, we will continue to pursue our strategic initiatives to improve revenue growth related to applications development, business analytics and customer communications management markets. These initiatives are as follows:

•	Investing in BIRT—We continue to make a significant investment in BIRT. BIRT has become widely adopted by developers and continues to drive demand for our BIRT-based commercially available products from Actuate. The BIRT project is a core, long-term initiative.

•	Selling to IT Management—We are re-focusing our sales efforts on selling our products to IT managers who we believe generally recognize the technical advantages of our products.

•	Selling to Line-of-Business Management—We are creating business analytics applications and software solutions to market to line-of-business managers. These offerings are in the areas of performance management, business analytics, customer self service and statementing.

•	Selling to Global 9000 Corporations in the Financial Services Sector—We continue to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We anticipate a negative impact of the slow recovery in IT spending in this sector through 2013.

•	Building out and delivering on the roadmap of applying BIRT to additional data sources including hard reaching print stream data by investing in the development of BIRT-based customer communications management offerings.

•	Building out and delivering on the BIRT roadmap of customer communications management capabilities by integrating Content Services Group (formerly Xenos) offerings into the iHub. The BIRT iHub (“iHub”) provides content generation, management and distribution capabilities for a variety of different types of content.

•	Building out and delivering on the roadmap of BIRT Analytics capabilities by integrating Quiterian offerings into BIRT iHub.

We continue to transition from our legacy e.Reports product suite to our new BIRT iHub product offering. We have experienced higher than normal decline rates for our legacy products which is likely to continue. In the mean-time, BIRT and BIRT iHub are expected to soon become the dominant contributor to license and maintenance revenues. When that happens, we expect to see stronger maintenance revenue growth rates.

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

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, stock-based compensation, accounting for income taxes, restructuring and integration costs, allocation of purchase price of acquisitions, and the impairment of goodwill, have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies.

For further information about our significant accounting policies, see the discussion under Item 7 to the annual Consolidated Financial Statements as of and for the year ended December 31, 2012, as filed with the SEC on Form 10-K on March 8, 2013.

	Three Months Ended September 30, (in thousands except per share data)
	2013	2012	$ Change	% Change
Financial Summary
Total revenues	$32,291	$32,179	$112	—%

Total operating expenses	30,722	29,466	1,256	4%

Income from operations	1,569	2,713	(1,144)	(42)%
Operating margins	5%	8%	(3)%	(38)%

Net income	$1,235	$107	$1,128	1,054%

Diluted net income per share	$0.02	$0.00	$0.02

Shares used in diluted per share calculation	51,428	52,794

Financial Performance Summary for the quarter ended September 30, 2013 compared to September 30, 2012:

•	Increase in license revenues of 8% or approximately $1 million. This increase was driven by improved license sales in North America and Europe, particularly with our BIRT Content Services suite of products (formerly Xenos).

•	The increase in license revenues was offset by lower services revenues driven by lower maintenance renewals.

•	Decrease in operating margins driven by higher operating expenses. The increase in operating expenses was mainly headcount driven as we acquired Quiterian in October 2012 and steadily increased our sales force over the last twelve months.

Results of Operations

The following table sets forth certain Condensed Consolidated Statement of Income data as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
License fees	44%	41%	45%	41%
Services	56	59	55	59

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	2	1	2	1
Cost of services	13	16	13	15
Sales and marketing	43	38	41	35
Research and development	20	19	19	17
General and administrative	16	17	17	16
Amortization of other purchased intangibles	1	1	1	1
Restructuring charges	—	—	1	—

Total costs and expenses	95	92	94	85

Income from operations	5	8	6	15
Interest income and other income/(expense), net	(1)	1	—	1
Interest expense	—	—	—	(1)

Income before income taxes	4	9	6	15
Provision for income taxes	—	9	1	6

Net income	4%	—%	5%	9%

Revenues

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Revenues
License fees	$14,338	$13,304	$1,034	8%	$45,973	$42,389	$3,584	8%
Services	17,953	18,875	(922)	(5)%	56,138	60,854	(4,716)	(8)%

Total Revenues	$32,291	$32,179	$112	—%	$102,111	$103,243	$(1,132)	(1)%

% of Revenue
License fees	44%	41%			45%	41%
Services	56%	59%			55%	59%

Total Revenues	100%	100%			100%	100%

Total revenues. Our revenues are derived from license fees and services. Our services revenues include software maintenance and support, professional consulting and training. Our total revenues increased slightly in the third quarter of 2013 compared to the third quarter of 2012. This increase was primarily experienced in North America and Europe where total revenues increased by approximately $900,000 compared to the third quarter of 2012. Software license revenues increased approximately $1.6 million in North America and Europe led by strong demand for our BIRT Content Services suite of products which included a large compliance transaction that we secured during the third quarter of 2013. Partially offsetting these increases were approximately $800,000 of lower total revenues in Asia Pacific. The decrease in Asia Pacific revenues during the third quarter of 2013 compared to the third quarter of 2012 was primarily due to lower license revenues as we closed an unusually large transaction with a reseller during the third quarter of 2012.

Our third quarter and year-to-date revenues for 2013 were also adversely impacted as March 2013 marked the end of the revenue stream driven by our June 2010 agreement with Oracle. The terms of the agreement called for equal quarterly cash payments by Oracle to Actuate between June 2010 and March 2013. Accordingly, over the past twelve quarters ending March 31, 2013, Actuate has recognized approximately $1.3 million of quarterly revenues upon receipt of payment from Oracle.

We also experienced a decrease in our services revenues during the third quarter of 2013 compared to the same period last year. This decrease was driven by lower maintenance renewal revenues as we continue to transition from our legacy e.Reports product suite to our new BIRT iHub product offering. As our legacy products age, we have experienced higher than normal decline rates which may continue in the short term future.

Sales outside of North America were $6.6 million or 20% of total revenues for the third quarter of fiscal 2013, compared to $7.1 million, or 22% of total revenues for the third quarter of fiscal 2012. The decrease in third quarter 2013 international revenues compared to the third quarter of prior year was mostly attributable to lower license and services revenues in Asia Pacific primarily due to an unusually large license transaction that was completed during the third quarter of 2012. Fluctuations in foreign currency exchange rates did not have a significant impact on our revenues for the third quarter of fiscal 2013.

Our total revenues during the first nine months of 2013 decreased by 1% or approximately $1.1 million compared the corresponding period in the prior year. We experienced an 8% increase in license revenues driven mainly by license growth in North America. North America license revenues increased 14% or $4.5 million over the first nine months of 2012 driven by increased demand for our BIRT iHub suite of products, particularly our BIRT Content Services suite of products. The decrease in services revenues in the first nine months of 2013 was mostly due to the fact that in the first nine months of 2012, we recorded several large transactions in Europe and Asia that included back maintenance, which consequently resulted in high services revenues in those regions. Back maintenance consist of the amount a customer would have paid for maintenance and support of our software if they would have continued to pay the usual stream required to access support, bug fixes, patches, and upgrade rights. We also experienced high decline rates during the third quarter of 2013 as we continue to transition from our legacy e.Reports product suite to our new BIRT iHub product offering.

License fees. The increase in license revenues for the third quarter of fiscal 2013 over the same period last year was due to increases in BIRT Content Services bookings including a large compliance transaction that we recorded in North America. We also recorded several smaller compliance transactions in Europe that contributed to the overall increase in the third quarter 2013 license revenues over the third quarter of 2012. The increases in North America and Europe license revenues were partially offset by weaker license sales in Asia Pacific primarily due to a large license transaction that was completed during the third quarter of 2012. Fluctuations in foreign currency exchange rates did not have a significant impact on our license revenues for the third quarter of fiscal 2013.

Our third quarter and year-to-date revenues for 2013 were also adversely impacted as March 2013 marked the end of the revenue stream driven by our June 2010 agreement with Oracle. The terms of the agreement called for equal quarterly cash payments by Oracle to Actuate between June 2010 and March 2013. Accordingly, over the past twelve quarters ending March 31, 2013, Actuate has recognized approximately $1.3 million of quarterly revenues upon receipt of payment from Oracle.

During the third quarter of fiscal 2013, we completed two transactions greater than $1 million in license component and closed transactions greater than $100,000 with 63 customers. During the same period last year we completed two transactions greater than $1 million in license component and closed transactions greater than $100,000 with 66 customers.

For the first nine months of 2013, license revenues increased 8% or approximately $3.6 million compared to the first nine months of 2012. This increase was driven by strong demand for our BIRT iHub products, particularly our BIRT Content Services suite of products. Partially offsetting these increases were lower license sales from our Asia Pacific region mainly due to the timing of two large transactions recorded in the first nine months of 2012 that carried a significant license component. Fluctuations in foreign currency exchange rates did not have a significant impact on our license revenues for the first nine months of fiscal 2013.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
License Revenues
North America	$11,711	$10,640	$1,071	10%	$36,611	$32,067	$4,544	14%
Europe Middle East, and Africa	1,908	1,353	555	41%	7,820	6,656	1,164	18%
Asia Pacific and others	719	1,311	(592)	(45)%	1,542	3,666	(2,124)	(58)%

Total	$14,338	$13,304	$1,034	8%	$45,973	$42,389	$3,584	8%

% of total revenue	44%	41%			45%	41%

Services. Services revenues are comprised of maintenance and support, professional services, and training. The 5% decrease in services revenues was driven primarily by a recent trend of high declines in our maintenance renewal rate. Although we are seeing improvements in the maintenance renewal decline rate in the third quarter of 2013, the cumulative impact effect of prior declines continue to depress the maintenance renewal revenues. Maintenance renewal revenues decreased approximately $900,000 during the third quarter of 2013. We believe that these declines are the result of our continued transition from our legacy e.Reports product suite to our new BIRT iHub product offering. We have experienced higher than normal decline rates for our legacy products which is likely to continue. In the meantime, BIRT and BIRT iHub are expected to soon become the dominant contributor to license and maintenance revenues. When that happens, we expect to see stronger maintenance growth rates.

For the first nine months of fiscal year 2013, the underlying reasons for the changes in the various components of our services revenues were similar to those experienced during the quarter as noted above.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Services Revenues
North America	$13,968	$14,424	$(456)	(3)%	$43,620	$45,144	$(1,524)	(3)%
Europe Middle East, and Africa	3,174	3,446	(272)	(8)%	9,855	12,161	(2,306)	(19)%
Asia Pacific and others	811	1,005	(194)	(19)%	2,663	3,549	(886)	(25)%

Total Services	$17,953	$18,875	$(922)	(5)%	$56,138	$60,854	$(4,716)	(8)%

% of total revenue	56%	59%			55%	59%

By region, North America accounted for approximately 78% of the total services revenues in the third quarter of fiscal 2013 while Europe and Asia Pacific accounted for 18% and 4% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 76% of the total services revenues while the Europe and Asia Pacific regions accounted for 18% and 6% of the total services revenues, respectively. Fluctuations in foreign currency exchange rates did not have a significant impact on our services revenues for the third quarter of fiscal 2013.

The decrease in international services revenues for the first nine months of 2013 was mostly due to large transactions that were recorded in first nine months of 2012 in Europe and Asia that included back maintenance, which consequently resulted in high services revenues in those regions. Fluctuations in foreign currency exchange rates did not have a significant impact on our services revenues for the first nine months of fiscal 2013.

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Cost of license fees	$539	$482	$57	12%	$1,663	$1,439	$224	16%
% of license revenue	4%	4%			4%	3%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The increase in cost of license fees in absolute dollars for the three months and the first nine months of fiscal 2013, compared to the corresponding periods in the prior year was due to the amortization of purchased technologies associated with the Quiterian acquisition which we completed in October 2012. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 3% and 5% of revenues from license fees for the remainder of fiscal 2013.

Cost of services

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Cost of services	$4,196	$5,187	$(991)	(19)%	$13,610	$15,267	$(1,657)	(11)%
% of services revenue	23%	27%			24%	25%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the third quarter of 2013, compared to the same period last year was partly due to a transition of our compliance-based organization. Our compliance sales group has evolved from its original ad hoc enforcement function driven by the services organization into a more structured sales-oriented function. Consequently, most of the costs are now flowing to sales and marketing expense versus cost of services. The compliance group is an internal organization established to monitor and ensure that our customers remain in full compliance with the provisions of their respective licensing agreements with Actuate. We also experienced lower third party consulting and lower allocation of corporate facilities and support costs in the third quarter of 2013 compared to the same quarter last year. These costs are allocated to departments based on headcount.

For the nine months ended September 30, 2013, the underlying reasons for the changes in the various components of our cost of services were similar to those experienced during the quarter as noted above. Currently we expect our cost of services expenses as a percentage of total services revenues to be in the range of 24% to 25% of total services revenues for the remainder of fiscal 2013.

Sales and marketing

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Sales and marketing	$13,862	$12,067	$1,795	15%	$41,952	$35,811	$6,141	17%
% of total revenue	43%	38%			41%	35%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Our overall sales and marketing expense increased in the third quarter of 2013 compared to the corresponding period in the prior year due to approximately $1.2 million of higher employee compensation related costs. Our average sales and marketing headcount increased by 20% or 38 employees compared to the third quarter of 2012 as we added headcount in an effort to increase sales capacity. Also contributing to the overall increase in average headcount was the addition of 13 employees from our acquisition of Quiterian which was completed in October 2012. Another factor contributing to the employee compensation increase was the March 2013 transition of the compliance sales group from a services function into a sales and marketing oriented organization as our compliance sales group has evolved from its original ad hoc enforcement function driven by the services organization into a structured sales-oriented function. We also experienced an increase of approximately $300,000 related to sales training and travel costs during third quarter of 2013 compared to the third quarter of 2012.

For the nine months ended September 30, 2013, the underlying reasons for the changes in the various components of our sales and marketing expense were similar to those experienced during the quarter as noted above. Employee compensation and benefits driven by increased headcount was the primary driver and accounted for approximately $5 million of the year-over-year increase. The transition of the compliance sales group from cost of services into sales and marketing and our acquisition of Quiterian contributed to the overall increase in cost for the first nine months of 2013. We also experienced an increase employee travel expenses, mainly in North America driven by higher license sales and post acquisition-related travels to integrate Quiterian. These increases were partially offset by lower employee recruiting and training fees. We currently expect our sales and marketing expenses as a percentage of total revenues to decrease for the remainder of fiscal 2013.

Research and development

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Research and development	$6,422	$6,060	$362	6%	$19,364	$17,668	$1,696	10%
% of total revenue	20%	19%			19%	17%

Research and development costs consist primarily of personnel and related costs, including share-based compensation, associated with the development of new products, enhancement of existing products, quality assurance and testing. Our overall research and development expense increased compared to the corresponding period in the prior year due to approximately $480,000 in higher employee salaries and related costs. This increase was partially driven by a 5% addition to our average headcount from 167 at the end of the third quarter of 2012 to 176 at the end of the third quarter of 2013 and merit increases which were effective July 1. Included in this increase were 5 additional employees resulting from our acquisition of Quiterian. Another reason contributing to the increase in compensation cost was due to severance benefits related to a reduction in force implemented in September 2013. These increases in employee compensation were partially offset by lower external contractor costs related to product documentation.

For the nine months ended September 30, 2013, the underlying reasons for the changes in the various components of our research and development were similar to those experienced during the quarter as noted above. We believe that continued investments in technology and product development costs are essential for us to remain competitive in the markets we serve, and we expect our research and development expenses as a percentage of total revenues to be in the range of 18% to 19% of total revenues for the remainder of fiscal 2013.

General and administrative

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
General and administrative	$5,156	$5,360	$(204)	(4)%	$17,204	$16,918	$286	2%
% of total revenue	16%	17%			17%	16%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The decrease in general and administrative expenses in the third quarter of 2013 compared to the corresponding period in the prior year was due primarily to acquisition related costs that we incurred during the third quarter of 2012 related to the Quiterian acquisition.

For the nine months ended September 30, 2013, the increase was primarily related to consulting and legal advisory fees related to considerations regarding strategic alternatives the Company incurred during the first half of 2013. We expect our general and administrative expenses as a percentage of total revenues to be in the range of 17% to 18% for the remainder of fiscal 2013.

Amortization of other purchased intangibles

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Amortization of other purchased intangibles	$301	$289	$12	4%	$865	$867	$(2)	—%
% of total revenue	1%	1%			1%	1%

The increase in amortization expense during the third quarter and nine months of 2013 compared to the corresponding periods in the prior year was not material. We continue to amortize the intangible assets purchased through the acquisition of Xenos and Quiterian on a straight-line basis over their estimated useful lives of seven years. For the remainder of fiscal 2013, we expect amortization expense related to other purchased intangible assets to remain at current levels.

Restructuring charges

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Restructuring	$246	$21	$225	1,071%	$837	$54	$783	1,450%
% of total revenue	—%	—%			1%	—%

Our restructuring expense increased significantly in the third quarter and the first nine months of 2013 compared to the same periods last year. During the third quarter of 2013, we updated our estimates of sublease income related to our idle facility in Toronto Canada resulting in approximately $145,000 in restructuring expense. Also in Europe, we incurred approximately $71,000 in early lease termination costs related to our Xenos idle facility in United Kingdom.

For the nine months ended September 30, 2013, the increase was primarily due to the restructuring of our Performance Management Group in North America which reduced our workforce by 13 positions and resulted in $551,000 of employee severance and benefits. As part of this restructuring, we downsized our office space in Toronto, Canada, and incurred an idle facility charge of approximately $292,000 consisting of a one-time net operating lease write off. We also incurred operating expenses and lease termination costs related to our idle Xenos facility in Europe which totaled approximately $91,000 during the first nine months of 2013. Additionally in Europe, we reached a partial settlement related to the restructuring of our French operation and as a result reversed approximately $178,000 of previously accrued severance liability. This reversal was partially offset by legal fees incurred during the first nine months of 2013.

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

Interest income and other income/(expense), net

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Interest income and other income (expense), net	$54	$102	$(48)	(47)%	$234	$258	$(24)	(9)%
Foreign exchange gain/(loss)	(213)	72	(285)	(395)%	(76)	505	(581)	(115)%

Total interest income and other income (expense), net	(159)	174	(333)	(191)%	158	763	(605)	(79)%
Interest expense	$(37)	$(55)	$18	(33)%	$(157)	$(255)	$98	(38)%

Interest income and other income/(expense), net decreased during the third quarter of 2013 compared to the same period last year due to currency exchange losses primarily as a result of unfavorable revaluation of net monetary balances in Europe as the U.S. Dollar and the Euro weakened against the Swiss Franc. The revaluation of currency amounts held by our international subsidiaries to the subsidiary’s local currency is a required procedure in consolidating and reporting the financial results of our international operations.

For the nine months ended September 30, 2013, the underlying reasons for the changes in the various components of interest income and other income/(expense), net were similar to those experienced during the quarter as noted above. In addition, we recorded a one-time charge related to the write-off of the remaining unamortized costs associated with our Wells Fargo credit facility totaling approximately $188,000 as we terminated our Line of Credit agreement with Wells Fargo in the second quarter of 2013 and entered into a new agreement with US Bank. Also during the first half of 2013, we wrote-off leasehold improvements totaling approximately $155,000 associated with our Toronto, Canada idle facility as part of our plan of restructuring the Performance Management Group.

Provision for income taxes

	Three Months Ended (In thousands)				Nine Months Ended (In thousands)
	September 30,				September 30,
	2013	2012	Variance $’s	Variance %	2013	2012	Variance $’s	Variance %
Provision for income taxes	$138	$2,725	$(2,587)	(95)%	$1,050	$6,182	$(5,132)	(83)%
Effective tax rate	10%	96%			16%	39%

For the three months ended September 30, 2013, we recorded an income tax provision of approximately $138,000, as compared to an income tax provision of approximately $2.7 million for the same period last year. The decrease in the income tax provision for the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 is partially due to lower profit before tax for the quarter. In addition, during the third quarter of 2012, there was a one-time valuation allowance of $1.8 million recorded discretely against California research and development (“R&D”) credits significantly increasing tax expense for that period. The effective rate for the three months ended September 30, 2013 was lower due to the increase mix of U.S. projected earnings from foreign earnings as compared to the same period last year, the lower profit before tax and the lower tax expense due to valuation allowance on the California R&D credit not part of the tax expense in the third quarter of 2013.

For the nine months ended September 30, 2013, we recorded an income tax provision of approximately $1 million, as compared to an income tax provision of $6.2 million for the same period last year. The decrease in the income tax provision for the nine months of fiscal 2013 as compared to the nine months of fiscal 2012 is partially due to lower profit before tax. In addition, during third quarter of fiscal 2012, there was a one-time valuation allowance of $1.8 million recorded discretely against California R&D credits significantly increasing tax expense for the year. The tax effective rate for the nine months ended September 30, 2013 was lower due to the mix of the first quarter lower tax provision that was due to a tax benefit from the extension of the Federal R&D credit in first quarter of 2013, additional changes in the tax law that were not allowed in 2012 and lower tax expense due to valuation allowance on the California R&D credit not part of the tax expense for 2013.

During the three months ended September 30, 2013, the Company recorded a discrete benefit of approximately $221,000 related to the expiration of the statute of limitations on certain uncertain tax positions. Also, the Company recorded a discrete tax benefit of approximately $264,000 as a result of filing its Canadian income tax returns in the third quarter. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company does not believe it is reasonably possible that its reserve for uncertain tax positions would materially change in the next 12 months.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility. The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during the first nine months of 2013. This data should be read in conjunction with the Condensed Consolidated Statements of Cash Flows.

	As of September 30, 2013	As of September 30, 2012	Change $	Change %
(dollars in thousands)
Cash, cash equivalents and short-term investments	$71,948	$74,600	$(2,652)	(4)%
Working capital	$58,708	$56,259	$2,449	4%
Note payable	$874	$—	$874	N/A %
Stockholders’ equity	$130,284	$128,277	$2,007	2%

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of September 30, 2013, approximately $30.4 million of the total of $72 million of cash, cash equivalents and short term investments was held by our foreign subsidiaries outside of North America. Currently, the foreign cash is not available to fund the U.S. operations. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans or cash requirements do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash flows from operating activities: Net cash provided by operating activities was $12 million, resulting from net income of $5.6 million, adjusted for $7.8 million in non-cash charges and $1.4 million net change in operating assets and liabilities. The non-cash charges included depreciation and amortization, share-based compensation, write-offs of fixed assets and unamortized debt issuance cost, tax benefits related to stock benefit plans and other non-cash adjustments, and the change in valuation allowance on deferred income tax assets. Net change in operating assets and liabilities included a decrease in accounts receivables due to collections, accrued compensation and other liabilities primarily associated with payments of bonuses and commissions, payments of annual 401(k) Plan match for fiscal 2012, and payments of accrued audit and legal fees. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date increased by 29 days from 58 days at September 30, 2012 to 87 days at September 30, 2013. This increase in the DSO is primarily attributed to higher accounts receivable balance which resulted from strong bookings and increased billings at the end of the third quarter of 2013. Our cash flows were negatively impacted by the continued decrease in the deferred revenue balance during the first nine months of 2013. This decrease was primarily due to the fact that a significant portion of our customers renew their annual maintenance contracts at end of each calendar year. As a result, we typically experience increases in our deferred revenue balances in the fourth quarter of the fiscal year. Subsequently, as these maintenance contracts are recognized over the span of the new fiscal year, we experience a gradual decrease in these maintenance-related deferred revenue balances.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our overall maintenance revenues comprised 50% of our total revenues in the first nine months of fiscal 2013 and we believe that future proceeds from maintenance renewals will be one of primary sources of our operating cash flows. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash used in investing activities for the nine months ended September 30, 2013 was approximately $3.1 million compared with cash used of $11.7 million for the same period in fiscal 2012. The decrease in cash used in the first nine months of 2013 compared to the same period last year was partially due to payments made during the first nine months of 2012 associated with leasehold improvements on our new headquarters facility located at the BayCenter Campus in San Mateo, California, which became available for occupancy in June 2012.

Cash flows from financing activities: Cash used in financing activities was $6.3 million for the nine months ended September 30, 2013 compared to $4.4 million used during the same period in fiscal 2012. This increase in cash outflows was due to lower proceeds from exercise of employee stock options and increased share buybacks during fiscal 2013.

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

The new Credit Agreement with US Bank allows for cash borrowings and the issuance of letters of credit under a secured revolving credit facility up to a maximum of $50 million. Interest accrues based on, at the Company’s election, (i) LIBOR plus an applicable spread of between 1.50% and 2.00% based on Company’s consolidated total cash flow leverage ratio or (ii) the greater of: (a) the Federal Funds Effective Rate plus one half of one percent, (b) one month LIBOR plus one percent, and (c) U.S. Bank’s prime rate, in each case plus an applicable spread of between 0.50% and 1.00% based on Company’s consolidated total cash flow leverage ratio. The Company is required to make interest payments on a monthly basis.

Following the termination of its agreement with WFCF, the Company wrote-off all remaining unamortized costs related to the old credit facility totaling approximately $188,000 in the second quarter of 2013. Costs related to the new credit facility with the US Bank were not significant.

As of September 30, 2013, there was no balance owed on the credit facility and the balance available under the revolving credit facility was $50 million.

The following table represents costs related to the Company’s credit facility (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization of debt issuance costs	$3	17	$43	51
Unused line fees	—	38	75	114

	$3	$55	$118	$165

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

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. The loans are scheduled for repayment on a quarterly basis starting June, 2014 and ending September, 2022. The combined outstanding balances of these loans total approximately $0.9 million and are classified as notes payable on the Company’s Condensed Consolidated Balance Sheet at September 30, 2013.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At September 30, 2013, the deferred rent liability balance related to the new lease totaled approximately $3.4 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $261,000 was classified as short term and $3.1 million was classified as long term accrued liabilities on the Company’s Condensed Consolidated Balance Sheet at September 30, 2013. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and is now using the BayCenter Campus as its corporate headquarters.

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

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense for the third quarter and first nine months of fiscal 2013 was approximately $1.1 million and $3.3 million, respectively, compared with rent expense of approximately $1.2 million in third quarter and $3.1 million in the first nine months of fiscal 2012. In addition, the Company incurred facility related charges of approximately $128,000 and $441,000 in the third quarter and the first nine months of fiscal 2013, respectively. During the same period last year, the Company incurred approximately $236,000 and $1 million of facilities related charges in the third quarter and the first nine months of fiscal 2012, respectively.

The following table summarizes the Company’s contractual obligations as of September 30, 2013 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter
Obligations:
Operating leases (1)	$29,795	$4,261	$7,013	$6,226	$12,295
Interest and loan obligations (2)	927	88	428	222	189
Obligations for uncertain tax positions (3)	2,157	—	2,157	—	—

Total	$32,879	$4,349	$9,598	$6,448	$12,484

(1)	The Company’s future contractual obligations include minimum lease payments under operating leases at September 30, 2013.
(2)	Estimated future interest and principal due on the notes payable funded by the Spanish government for the development of Quiterian software.
(3)	Represents the tax liability associated with unrecognized tax benefits estimated to be payable between 1 to 3 years. In addition, as of September 30, 2013, our unrecognized tax benefits included $1.9 million which is netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the amounts netted against deferred tax assets, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 12 of our Notes to these Consolidated Financial Statements of our Form 10-K for fiscal year 2012 filed with the SEC on March 8, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first nine months of fiscal years 2013 and 2012 we derived 21% and 25% of our total revenues from sales outside of North America, respectively. We face exposure to market risk on the related receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized losses due to foreign exchange rate fluctuations was approximately $76,000 during the first nine months of fiscal 2013 compared to gains of approximately $505,000 for the first nine months of fiscal 2012. During the first nine months of fiscal 2013, estimated exchange rate fluctuations on foreign revenue transactions positively impacted our total revenues by approximately $220,000 when compared to the same period in the prior year while expenses were negatively impacted by approximately $60,000.

We performed a sensitivity analysis on the net monetary accounts subject to revaluation that are held primarily by our international subsidiaries. We used the following steps to determine the approximate impact of currency exchange rate fluctuations:

•	Identified material net monetary assets held in non-functional currencies. These primarily consist of the Euro, British Pound, Canadian Dollar, and the U.S. Dollar-based net assets held by our international subsidiaries.

•	Applied hypothetical changes in exchange rates to these net monetary balances held by each subsidiary as identified above. The result was a hypothetical revaluation gain or (loss) in the subsidiary’s functional currency.

•	We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or (losses) before income taxes. These hypothetical results are summarized in the table below as of September 30, 2013:

Estimated annual changes in currency exchange (in thousands)
–15%	–10%	–5%	+5%	+10%	+15%
$(3,300)	$(2,200)	$(1,100)	$1,100	$2,200	$3,300

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. There were no customers that accounted for more than 10% of total revenues in the nine months ended September 30, 2013 or 2012.

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

European Debt Exposures. We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Greece, Ireland, Portugal, Italy and Spain. As of September 30, 2013, we do not have any direct or indirect investments in the sovereign debt, corporations, or financial institutions of these countries.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2013 (the Evaluation Date), Actuate Corporation carried out an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, (1) the Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Actuate files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 21%, 25% and 22% for the first nine months of fiscal years 2013, 2012 and 2011, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 44%, 36%, and 32% of total revenues from license fees for the first nine months of fiscal years 2013, 2012 and 2011, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. Xenos Group’s business in the United Kingdom relies on the sale and support of third party software as a significant component of its business. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST ITS CURRENT AND FUTURE COMPETITORS.

The Company’s market is intensely competitive and characterized by rapidly changing technology, evolving standards and product releases by the Company’s competitors that are marketed to compete directly with the Company’s products. The Company’s competition comes in five principal forms:

•	Competition from current or future Business Intelligence, data discovery and Big Data software vendors such as Information Builders, Qlik Tech, Pentaho, Jaspersoft, MicroStrategy and Tableau, each of which offers reporting products;

•	Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell business analytics and customer communications management capabilities as separate products or include similar functionality with their applications or databases;

•	Competition from other software vendors and software development tool vendors including providers of open-source software products that may develop scalable custom business analytics and customer communications management products;

•	Competition from the IT departments of current or potential customers that may develop scalable custom business analytics and customer communications management and information applications products internally, which may be cheaper and more customized than the Company’s products; and

•	Competition from Eclipse BIRT. The Company expects that BIRT, which is free, may displace some smaller sales of its custom business analytics products.

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

We prepare our Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in existing principles or guidance can have a significant effect on our reported results and may retroactively affect previously reported results. Additionally, proposed accounting standards could have a significant impact on our operational processes, revenues and expenses, and could cause unexpected financial reporting fluctuations.

For example, the Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. GAAP and those who are required to follow International Financial Reporting Standards (“IFRS”). These efforts may result in different accounting principles under U.S. GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, revenue recognition, lease accounting, and financial statement presentation. We expect the SEC to make a determination in the near future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from U.S. GAAP to IFRS may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.

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

CHANGES IN CORPORATE INCOME TAX LAWS, INCOME TAX RATES OR NEGATIVE INCOME TAX RULINGS COULD ADVERSELY IMPACT THE COMPANY’S FINANCIAL RESULTS.

The Company is taxable principally in the United States, Canada and certain jurisdictions in Europe and Asia/Pacific. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax laws and/or corporate income tax rates, which could increase or decrease the Company’s future income tax provision. While the Company believes that all material income tax liabilities are reflected properly in its Condensed Consolidated Balance Sheet, it has no assurance that it will prevail in all cases in the event the taxing authorities disagree with its interpretations of the tax law. Future levels of research and development spending will impact the Company’s entitlement to related tax credits, which generally lower its effective income tax rate. Future effective income tax rates could be adversely affected if tax laws are enacted that are targeted to eliminate the benefits of the Company’s tax structure and if its earnings are lower than anticipated in jurisdictions where the Company has statutory tax rates lower than tax rates in the United States or other higher tax jurisdictions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended September 30, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
July 1, 2013 through July 31, 2013	—	$—	—	—
Month #2
August 1, 2013 through August 31, 2013 (2)	413,740	$7.27	413,740	—
Month #3
September 1, 2013 through September 30, 2013 (3)	427,250	$7.37	427,250	36,853,074

Total	840,990	$7.32	840,990	$36,853,074

(1)	The Company’s stock repurchase program was originally announced in September 2001 and has been extended from time to time by Actuate’s Board of Directors.
(2)	On August 2, 2012, the Board of Directors approved an ongoing extension of the Company’s share repurchase program. This extension authorized management to make additional repurchases of Actuate common stock up to an aggregate of $30 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, the volume of employee stock plan activity, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. The final purchase under this program ended August, 30, 2013.
(3)	On July 29, 2013, the Board of Directors approved a share repurchase program totaling $40 million over a twelve month period. The timing and amount of any shares repurchased are determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. Repurchases are made in compliance with all Securities Exchange Commission (SEC) rules and other legal requirements and are made in part under a Rule 10b5-1 plan, a rule established by the SEC which permits stock repurchases when the Company might otherwise be precluded from doing so. Actuate started purchasing shares under this program effective September 1, 2013.

All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation (Registrant)

Dated: November 8, 2013	By:	/S/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)