Form 10-K
period 2013-12-31
ACTUATE CORP
filed 2014-03-07
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes  ☐                 No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $288,720,912 based on the closing sale price as reported on The Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2014

Common Stock, $0.001 par value	47,079,224

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2013.

Annual Report on Form 10-K

for the fiscal year ended December 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K under “Business,” “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements include statements regarding Actuate’s expectations, beliefs or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements contained in this Report on Form 10-K after the date hereof or to conform such statements to actual results. Readers are cautioned not to place undue reliance on forward-looking statements and should carefully review the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein and the risk factors described in other documents Actuate files from time to time with the Securities and Exchange Commission, including current reports on Form 8-K and quarterly reports on Form  10-Q filed by Actuate during 2013.

PART I

ITEM 1.	BUSINESS

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate enabled solutions help its enterprise customers maximize revenue, cut costs, create more effective customer communications, streamline operations and create competitive advantage. Applications built using Actuate’s products have delivered personalized analytics and insights to more than 200 million people. More than 3 million developers have downloaded open source BIRT, the open source Eclipse interactive development environment (IDE)-based project founded and co-led by Actuate. Many of these BIRT developers use commercial, value-added products from Actuate to enhance and deploy BIRT-based applications to deliver personalized analytics and insights to customers, partners and employees.

Enterprises use Actuate products to create customer-facing, Big Data analytics and customer communications management (CCM) applications with intuitive and visually-engaging experiences that provide unique insights from multiple data sources, delivered securely across high volume of users and devices with proven scalability to millions of users. Developers use BIRT and BIRT iHub™, Actuate’s commercial deployment platform for BIRT-based applications, to develop and deploy high scale applications that deliver information personalized for each user to enrich the brand experience and gain competitive advantage. BIRT iHub further ensures organizations can gain effective insights from Big Data and take advantage of mobile touch devices. Actuate’s BIRT Analytics™ delivers self-service predictive analytics to enhance customer engagement from Big Data. BIRT Content Services™ empowers ECM architects to easily transform, personalize and archive high volume content. Actuate’s goal is to ensure that its customers can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, enabling organizations to explore new avenues for improving the bottom line.

Actuate’s principal executive offices are located at the BayCenter Campus at 951 Mariners Island Boulevard, in San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, developer.actuate.com, www.birtondemand.com and www.quiterian.com. The information posted on our Web sites is not incorporated into this Annual Report.

Actuate Executive Officers

Actuate’s executive officers as of February 13, 2014 are as follows:

Name	Offices
Nicolas C. Nierenberg	Chairman of the Board and Chief Architect
Peter I. Cittadini	Director, President and Chief Executive Officer
Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer
N. Nobby Akiha	Senior Vice President, Marketing
Thomas E. McKeever	Senior Vice President, General Counsel, Chief Compliance Officer, Corporate Development and Secretary
Dylan Boudraa	Senior Vice President, BIRT Engineering and Products

Nicolas C. Nierenberg, 57, has been Chairman of the Board of Directors since he co-founded Actuate in November 1993 and became Actuate’s Chief Architect in August 2000. Mr. Nierenberg was also Chief Executive Officer of Actuate from November 1993 until August 2000 and President from November 1993 until October 1998. Prior to founding Actuate, from April 1993 to November 1993, Mr. Nierenberg worked as a consultant for Accel Partners, a venture capital firm, evaluating investment opportunities in the enterprise software market. Mr. Nierenberg co-founded Unify Corporation, which develops and markets relational database development tools. Mr. Nierenberg held a number of positions at Unify including, Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Engineering and Chief Technical Officer. Mr. Nierenberg is currently the CEO of Persyst Development Corporation and is on its Board of Directors.

Peter I. Cittadini, 58, has been Chief Executive Officer of Actuate since August 2000 and has been the President of Actuate since October 1998. Mr. Cittadini was Actuate’s Chief Operating Officer from October 1998 until August 2000 and served as Actuate’s Executive Vice President from January 1995 to October 1998. From 1992 to 1995, Mr. Cittadini held a number of positions at Interleaf, Inc., an enterprise software publishing company, including Senior Vice President of Worldwide Operations responsible for worldwide sales, marketing, customer support and services. From 1985 to 1991, Mr. Cittadini held a number of positions at Oracle Corporation, including Vice President, Northeast Division.

Daniel A. Gaudreau, 66, has been Senior Vice President, Operations and Chief Financial Officer since January 2006 and served as Senior Vice President, Finance and Administration and Chief Financial Officer from January 1999 through December 2005, and Vice President, Finance and Administration and Chief Financial Officer from February 1997 to January 1999. From January 1994 to February 1997, Mr. Gaudreau served as Vice President, Finance and Chief Financial Officer of Plantronics, Inc., a publicly traded telephone headset manufacturing company, where he was responsible for all financial and administrative operations. From January 1990 to January 1994, Mr. Gaudreau was Vice President, Finance and Chief Financial Officer at Ready Systems, an operating systems software company. Prior to that, Mr. Gaudreau spent two years at Apple Computer as the Controller of Fremont Manufacturing Operations, prior to which he spent 18 years at General Electric where he held various financial management positions.

N. Nobby Akiha, 56, has been Senior Vice President, Marketing since July 2006 and Vice President, Marketing from August 2000 to July 2006. From August 1994 to July 2000, Mr. Akiha was Vice President, Marketing and Business Development at Inference Corporation. From October 1993 to July 1994, Mr. Akiha was a Senior Consultant at Regis McKenna, Inc. Prior to that, Mr. Akiha was Director of Marketing Communications at Interactive Development Environments and a Group Product Manager at Oracle Corporation.

Thomas E. McKeever, 46, has been Senior Vice President, General Counsel, Chief Compliance Officer, Corporate Development and Secretary since January 2009 and served as General Counsel, Vice President

Corporate Development and Secretary since May 2006. Mr. McKeever was formerly with Sun Microsystems, Inc., was an associate in several law firms in the San Francisco Bay Area and served as a law clerk to the Honorable Lawrence T. Lydick of the United States District Court for the Central District of California (Orange County).

Dylan Boudraa, 37, has been Senior Vice President since July 2013. Starting in 2014 Mr. Boudraa assumed leadership of BIRT Engineering & Products. With a passion for product design, Mr. Boudraa joined Actuate in 2001 as a Sales Engineer in the United Kingdom. He proceeded to contribute to, and then lead, global revenue groups for the Company. A BSc graduate of Kingston Business School, Mr. Boudraa began his technology career at Electronic Data Systems.

Industry Background

We believe organizations are readying their systems and processes for the ongoing, exponential growth of data and the increasing demand by people to consume information anytime, anywhere on multiple devices. These trends have created a necessity for technology that can bridge the gap between the need to securely deliver personalized, relevant and engaging information to a growing a number of people and the vast volume, variety and velocity of Big Data—without preprocessing and without requiring new investment in dated data storage overhead, such as data warehouses. Organizations need to deliver personalized information, to any size of end user community and ensure that sensitive applications and data are secured, all while meeting rising consumer performance expectations.

In parallel, we believe organizations are striving to enhance customer engagement and improve corporate performance by better analyzing, mining and presenting information captured by applications implemented to manage business areas such as sales, marketing, services, finance, manufacturing, distribution and human resources. Organizations have also been seeking to use data to make informed decisions regarding day-to-day operations and to formulate high-level strategy. These efforts have been largely unsuccessful due to the hard-to-use nature of traditional b analytics tools and a shortage of individuals that have the skills to access and manipulate Big Data sources to answer complex business questions.

Actuate, the BIRT Company, Leader in Personalized Analytics and Insights:    Actuate provides software for more than three million BIRT developers and OEMs who build scalable, secure solutions that save time and improve brand experience by delivering personalized analytics and insights to over 200 million of their customers, partners and employees. Actuate founded and supports BIRT–open source project with the Eclipse Foundation—and develops BIRT iHub—the world-class deployment platform—to significantly improve productivity of developers working on customer facing and OEM applications.

Customer Facing Applications strive to improve brand loyalty and increase the efficiency of managing accounts. Leading businesses recognize investing in visually compelling applications that deliver personalized information to their customers results in competitive advantage. Applications built with BIRT and BIRT iHub empower and engage customers with personalized information that can be further customized by the end user to meet their needs. Actuate customers build industry-leading customer facing applications for wealth management, corporate treasury, interactive account statements and personalized dashboards.

OEMs integrate BIRT and BIRT iHub with their applications and either provide hosting services or resell them with their products. With the BIRT development environment, software and hardware vendors can add interactive, dynamic Web reports, dashboards and analytics that make the information in the application more accessible and usable, and provide end users with instant gratification. The BIRT iHub platform allows organizations to seamlessly embed this functionality, and deploy it to any user community with unrivaled scalability, performance and reliability.

Customer Communications Management:    Actuate provides a unified solution to support the entire lifecycle of Customer Communications Management and personalized output. BIRT Content Services provides organizations with the power to develop, implement and manage accessible customer communications management solutions. Our technology is used to design, process, store and deliver high volume content. Such content may include statements, policies, bills and correspondence such as letters, quotes and contracts to top-tier organizations in Financial Services, Insurance and Telecommunications.

Big Data Analytics:    BIRT Analytics is a standalone analytics tool that simplifies data analysis, providing analysts and business users with functionality to make better decisions in the age of Big Data. BIRT Analytics combines the ease of use of desktop-centric data discovery tools with the power of sophisticated advanced analytic products typically reserved for data scientists.

Strategy

Our goal is to be the leader in delivering personalized analytics and insights by increasing the richness, interactivity and effectiveness of enterprise information. Key elements of our strategy include:

Extend Technology Leadership.    Since inception, we have focused our research and development efforts on developing core technologies that address the extreme requirements of developing and deploying enterprise class information applications. Our products integrate a number of advanced technologies, including a patented PDF Accessibility solution providing a robust design environment that enables organizations to create specific tagging rules for interpreting and transforming high volume content into accessible PDF documents; patented methods of processing a query joining data stored in different repositories; providing page level security in a report; LDAP integration; advanced viewing technology incorporating Java, PDF, DHTML, Unicode, XML, AJAX, Flash and Web services; patented methods of storing and accessing data and semi-structured data; a multi-tier architecture; Web access and delivery technology; Enterprise Information Integration (EII) data access technology; patented spreadsheet technology; patent-pending assistive technology for the visually impaired; and intuitive performance management interfaces such as Briefing Books. The Company was granted one patent during 2013. We believe that we provide a leading open standards based BI platform and we intend to extend this position by continuing to devote significant resources to research and development efforts, and by acquiring and integrating complementary technologies when and if appropriate.

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

Focus on Key Application Areas.    We believe our technology is uniquely focused to meet customer requirements to create customer-facing, Big Data analytics and customer communications management applications. We intend to continue to focus on these areas within our sales and marketing functions as well as provide more complete customer information solutions through targeted partnering and technology development.

Expand Market Position through Strategic Relationships.    To accelerate the adoption of our products, we have established strategic relationships with leading software application vendors, systems integrators, consulting firms, and development partners. We intend to further develop our existing strategic relationships and enter into new partnerships to expand our market presence and leadership.

International Presence.    Outside North America, we have established subsidiaries in a number of countries and have reseller relationships throughout Europe, Middle East and Asia/Pacific region. We have localized versions of our products in French, German, Spanish, and Japanese and we also support Chinese, Korean, and right-to-left reporting. We intend to grow our international operations by expanding our indirect distribution channels worldwide and by continuing the localization of our products in selected markets. International sales accounted for 21%, 24%, and 21% of our total revenues in 2013, 2012, and 2011, respectively.

Leverage Open Source.    We are building a growing community of developers that have adopted BIRT. We offer a number of value added commercial products and services that build on the open source BIRT project that increase the interactivity, security, scalability and reliability of custom BI and information applications and we intend to offer additional commercial products and services including those based on BIRT Content Services Customer Communications Management offerings and BIRT Analytics’ visual data mining and predictive analytics technology in the future.

Leverage Professional Services Capabilities.    We have established successful relationships with our customers by serving as an advisor in developing and deploying information applications. Our direct Professional Services capabilities provide services to address areas such as application development strategy, project management, security integration and application design. In addition, we offer similar high-quality Professional Services capabilities through third-party alliances and are currently focused on the development of relationships with global and national systems integrators. By offering our clients a broad range of Professional Services on a global basis, we believe that we can broaden market awareness about the advantages of our platform and of BIRT and create opportunities to sell new or additional products to clients.

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

BIRT has a global developer base of over 3 million and has been downloaded more than 13 million times.

BIRT Designer Pro is based on the Open Source Eclipse BIRT Designer. This thick client developer tool creates BIRT designs, metadata definitions, cube definitions, ad-hoc templates, reusable components and reports used by professional application developers and report developers to build dynamic, interactive custom information applications. Commercial features added to the open source include hundreds of Adobe Flash and HTML5-based animated graphical widgets, commercial data connectors and JDBC drivers for popular databases, drivers to access BIRT report and BIRT Content Services-parsed documents as data sources, design perspectives for creating metadata, building cubes and traversing data lineage.

BIRT includes a built-in interactive viewer for content review and also connects and publishes project contents to BIRT iHub in one click. It also publishes content to BIRT iHub onDemand accounts.

BIRT iHub Visualization Platform

BIRT iHub Visualization Platform powers, integrates and manages BIRT-based information and analytic applications in the new age of mobility and big data. This scalable platform generates, manages and securely delivers interactive, actionable business information to employees, customers and partners. BIRT iHub can integrate information from any data source and application, and can be phased in, adding features and resources as required.

The BIRT iHub is designed to broaden the infrastructure so that organizations can nimbly deploy solutions designed to:

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

BIRT Analytics

BIRT Analytics is an interrogative tool designed to allow business users to uncover trends, visually mine for unknown correlations, or perform time-series extrapolation for forecasts on both traditional and Big Data assets such as social media, Internet data, machine generated data and traditional corporate sources. BIRT Analytics supports:

•	Fast results—Business users go from raw data to analysis in minutes without IT intervention;

•	Visual Data Mining—Users explore, find correlations, perform set analysis, profile data, etc. in a highly visual environment;

•	Predictive Analytics—Analysts can predict outcomes using time-series analysis;

•	Big Data sources—User can integrate Hadoop®, social, web statistics, demographics and corporate data all at once;

•	Very fast data acquisition turn-around times—Analysts can work quickly, even with billions of records.

BIRT Analytics insights feed KPIs, dashboards, reports, customer communications and mobile content, which can then be shared across the organization via the BIRT iHub platform.

BIRT Content Services

BIRT Content Services is designed to give customers the flexibility to integrate individual components within their existing infrastructures or to deploy the complete solution to manage the end-to-end process of enterprise customer communications, including:

•

Data Acquisition and Analytics:    Delivering the right messages to relevant customers is the key to successful campaigns. BIRT Content Services brings Actuate’s industry leading analytics to customer communications management, enabling organizations to create market driven strategies through the analysis of customer data. Communications can be defined to insert directed trans-promo, next best actions and targeted marketing messages tailored to each targeted customer segment.

•

Document Composition:    Creating customer communications by taking raw data from varying data sources to create targeted and personalized customer communications for both modern interactive and traditional print delivery. Through the use of definable templates, BIRT Content Services enables organizations to more quickly create customer communications with organizational branding, customer data and messages for different customer segments.

•

Document Processing and Transformation:    BIRT Content Services is designed to manage the end to end communications process from data acquisition to analysis, composition, archive and delivery to end consumers for print and electronic consumption. It is designed to automate the process for communicating with storage archives by extracting data for metadata indexes and enabling transactional data for seamless search and retrieval. With the ability to define and automate business processes, BIRT Content Services is designed to give administrators the ability to control, log and audit the entire communications process.

•

Electronic Archiving:    BIRT Content Services is designed to provide the storage capabilities to efficiently search and retrieve, and enable the retention and disposition of documents to satisfy industry specific regulatory requirements. With its built-in system audit, logging and reports, BIRT Content Services provides a 360° view of the system, letting administrators identify potential concerns before they become problems and performance bottlenecks.

•

Multi-channel Delivery:    BIRT Content Services is designed to enable organizations to provide customer communications across multiple delivery channels. It facilitates secure internal and external access of customer communications, enabling organizations to efficiently deliver content to internal users and online to external end customers. BIRT Content Services leverages a single composition design to enable delivery for print, web, mobile and touch devices.

•

Portal Technology:    BIRT Content Services is designed to connect customer facing applications with relevant content to increase functionality. This solution delivers communications in traditional static formats like PDFs for simple statement review, as well as interactive formats that allows users to aggregate, manipulate and graph data directly within the customer facing application.

BIRT iHub onDemand

BIRT iHub onDemand is a hosted service of the BIRT iHub and its suite of visualizations including Dashboards, ad-hoc report Studio, and Interactive Viewer. BIRT iHub onDemand provides immediate, on-demand content from a fully managed BIRT iHub implementation. With BIRT iHub onDemand, IT can easily and efficiently leverage pre-existing BIRT reports and designs, eliminating the need to recreate company assets.

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

Professional Services

Our Professional Services organization provides high value consulting services to customers developing and deploying information applications using our products. These services include application development strategy, project management, security integration and application design. We also actively recruit and train third party consulting firms to provide consulting services for our products. Due to the critical nature of customer information applications built with our industry leading platform, we believe that our Professional Services group and relationships with our consulting partners play a key role in facilitating initial license sales and enabling customers to successfully develop and deploy Actuate-based applications. In addition, we offer, directly and through our network of certified training partners, classes and training programs for our products.

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

We have development centers located in San Mateo, California; Shanghai, China; Barcelona, Spain and Toronto, Canada. Research and development expenses were approximately $25.3 million, $24 million, and $24.3 million in fiscal years 2013, 2012, and 2011, respectively. We intend to continue to invest in research and development and related activities to maintain and enhance our product lines. We believe that our future success will depend on our ability to create products that directly address our customers’ needs, are of high quality, and leverage the latest technological innovations. These products must also support current and future releases of popular operating systems platforms, development languages, databases, Internet standards, and enterprise software applications. We intend to maintain and improve our current product line and to timely develop or acquire new products. Our ability to achieve future revenue growth will depend in large part on the market acceptance of our current and future products.

Competition

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and new product releases by our competitors that are marketed to compete directly with our products. Our competition comes in five principal forms:

•

Competition from the IT departments of current or potential customers that may develop scalable custom Business Analytics, Performance Management, Customer Communications Management, Big Data and information applications internally, without using the Company’s products;

•

Competition from other software vendors and software development tool vendors including providers of open-source software products that may develop scalable custom Business Analytics, Performance Management, Customer Communications Management, Big Data and Information Applications products;

•

Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell Business Analytics, Customer Communications Management, Big Data and Performance Management capabilities as separate products or include similar functionality with their applications or databases;

•

Competition from current or future Business Intelligence, data discovery and Big Data software vendors such as Information Builders, Qlik Tech, Pentaho, Jaspersoft, MicroStrategy and Tableau, each of which offers reporting products; and

•	Competition from BIRT. The Company expects that BIRT, which is free, may cannibalize some smaller sales of its custom Business Intelligence and information applications products.

Most of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we may. Also, most current and potential competitors have greater name recognition and the ability to leverage a significant installed customer base. These companies have released and can continue to release competing Business Analytics, Customer Communications Management, Big Data and Performance Management applications or significantly increase the functionality of their existing software products. We expect additional competition as other established and emerging companies enter the market and new products and technologies are introduced.

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

Employees

As of December 31, 2013, we had 545 full-time employees, including 201 in sales and marketing, 158 in research and development, 85 in services and support, and 101 in general and administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced a work stoppage.

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

The susceptibility of the Company’s operating results to significant fluctuations makes any prediction, including the Company’s estimates of future operating results, difficult. In addition, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and investors should not rely on them as indications of the Company’s future performance. The Company’s operating results have in the past varied, and may in the future vary significantly due to factors such as the following:

•	Demand for its products;

•	The size and timing of significant orders for its products;

•	A slowdown or a decrease in spending on information technology by its current and/or prospective customers;

•	Competition from products directly competitive with its products;

•	Lost revenue from introduction or market acceptance of open source products directly competitive with its products;

•	The management, performance and expansion of its international operations;

•	Foreign currency exchange rate fluctuations;

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 21%, 24% and 21% for fiscal years 2013, 2012 and 2011, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 38%, 32%, and 31% of total revenues from license fees for fiscal years 2013, 2012 and 2011, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

Management, Customer Communications Management, Big Data and Information Applications products;

•

Competition from the IT departments of current or potential customers that may develop scalable custom Business Intelligence, Analytics, Big Data, Performance Management, Customer Communications Management and information applications products internally, which may be cheaper and more customized than the Company’s products; and

•

Competition from Eclipse BIRT. The Company expects that BIRT, which is free, may cannibalize some smaller sales of its custom Big Data, Performance Management and Business Intelligence and information applications products.

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

DECLINING RENEWAL OF MAINTENANCE SERVICES ON OUR OLDER SOFTWARE SALES PRODUCTS

The Company has historically experienced a high maintenance renewal rate across its various product lines. As certain of the Company’s products age, these renewal rates have not sustained and will continue to decline unless the Company is successful in providing its customers with more advanced functionality and the levels of support that they require. If this trend continues, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY IS UNABLE TO FAVORABLY ASSESS THE EFFECTIVENESS OF ITS INTERNAL CONTROL OVER FINANCIAL REPORTING IN FUTURE PERIODS OR IF THE COMPANY’S INDEPENDENT AUDITORS ARE UNABLE TO PROVIDE AN UNQUALIFIED ATTESTATION REPORT ON SUCH ASSESSMENT, THE COMPANY’S STOCK PRICE COULD BE ADVERSELY AFFECTED.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company’s management is required to report on, and its independent auditors are required to attest to, the effectiveness of the Company’s internal controls over financial reporting on an annual basis. The Company’s assessment, testing and evaluation of the design and operating effectiveness of its internal control over financial reporting are ongoing. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, and has concluded that our internal control over financial reporting was effective. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

IF SECURITY MEASURES REGARDING OUR BIRT ONDEMAND AND BIRT PERFORMANCE ANALYTICS ONDEMAND SERVICES ARE BREACHED AND UNAUTHORIZED ACCESS IS OBTAINED TO A CUSTOMER’S DATA OR OUR DATA OR OUR INFORMATION TECHNOLOGY SYSTEMS, WE MAY INCUR SIGNIFICANT LEGAL AND FINANCIAL EXPOSURE AND LIABILITIES.

Our BIRT onDemand and BIRT Performance Analytics onDemand services involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could lead to legal liability.

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

We are engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe that we have adequate legal defenses and we believe that neither the ultimate outcome of any of these actions nor ongoing litigation expense will have a material effect on our financial position or results of operations.

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

	High	Low
First Quarter of Fiscal 2012	$6.54	$5.57
Second Quarter of Fiscal 2012	$7.25	$6.20
Third Quarter of Fiscal 2012	$7.15	$6.00
Fourth Quarter of Fiscal 2012	$6.96	$5.00
First Quarter of Fiscal 2013	$6.60	$5.47
Second Quarter of Fiscal 2013	$6.85	$5.60
Third Quarter of Fiscal 2013	$7.56	$6.74
Fourth Quarter of Fiscal 2013	$8.13	$7.10

According to the records of our transfer agent, as of February 28, 2014, Actuate had 80 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include, as one record holder each such brokerage house or clearing agency).

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

The following graphs compare:

I.	The cumulative total stockholder return on the common stock of the Company from December 31, 2008 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 31, 2013 (the last trading day of the fiscal year ended December 31, 2013) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Index”), (ii) the Dow Jones U.S. Software Composite Index (the “Dow Jones U.S. Software Index”) and (iii) the RDG Software Composite Index ( the “RDG Software Index”). This graph assumes the investment of $100 on December 31, 2008 in the common stock of the Company, the Nasdaq Index and the Dow Jones U.S. Software Index.

II.	The cumulative total stockholder return on the common stock of the Company from December 31, 2012 to December 31, 2013 with the cumulative total return of (i) the Total Return Index for the “Nasdaq Index”, (ii) the Dow Jones U.S. Software Composite Index (the “Dow Jones U.S. Software Index”) and (iii) the RDG Software Composite Index (the “RDG Software Index”). This graph assumes the investment of $100 on January 1, 2013 in the common stock of the Company, the Nasdaq Index and the Dow Jones U.S. Software Index.

The comparisons in the graphs above are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended December 31, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum value of shares that may yet be purchased under the program (1)
Month #1
October 1, 2013 through October 31, 2013	468,399	$7.72	468,399	—
Month #2
November 1, 2013 through November 30, 2013	392,550	$7.82	392,550	—
Month #3
December 1, 2013 through December 31, 2013	437,628	$7.55	437,628	26,874,264

Total	1,298,577	$7.68	1,298,577	$26,874,264

(1)	The Company’s stock repurchase program was originally announced in September 2001 and has been extended from time to time by Actuate’s Board of Directors. On July 29, 2013, the Board of Directors approved a share repurchase program totaling $40 million over a twelve month period. The timing and amount of any shares repurchased are determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. Repurchases are made in compliance with all Securities Exchange Commission (SEC) rules and other legal requirements and are made in part under a Rule 10b5-1 plan, a rule established by the SEC which permits stock repurchases when the Company might otherwise be precluded from doing so. Actuate started purchasing shares under this program effective September 1, 2013.

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with the Consolidated Financial Statements and Notes thereto that are included elsewhere in this Form 10-K. The Consolidated Statements of Income data for the years ended December 31, 2013, 2012 and 2011 and the Consolidated Balance Sheet data as of December 31, 2013 and 2012 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Income data for the years ended December 31, 2010 and 2009 and the Consolidated Balance Sheet data as of December 31, 2011, 2010 and 2009 are derived from audited Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues:
License fees	$60,549	$57,886	$49,172	$49,155	$36,146
Services	73,968	80,933	85,771	82,317	83,187

Total revenues	134,517	138,819	134,943	131,472	119,333

Costs and expenses:
Cost of license fees	2,122	1,918	1,887	2,219	934
Cost of services	17,246	20,349	20,682	19,692	17,843
Sales and marketing	55,600	49,792	42,432	40,484	41,747
Research and development	25,257	23,996	24,272	24,850	20,267
General and administrative	22,682	22,508	20,903	23,767	20,315
Amortization of purchased intangibles	1,166	1,203	1,296	1,880	680
Asset impairment	—	—	1,681	—	—
Restructuring charges	1,064	496	889	968	348

Total costs and expenses	125,137	120,262	114,042	113,860	102,134

Income from operations	9,380	18,557	20,901	17,612	17,199
Interest income and other income (expense), net	(19)	235	(355)	(1,579)	294
Interest expense	(185)	(361)	(936)	(1,721)	(1,404)

Income before provision for income taxes	9,176	18,431	19,610	14,312	16,089
Provision for income taxes	2,375	8,128	7,623	3,665	3,910

Net income	$6,801	$10,303	$11,987	$10,647	$12,179

Basic net income per share (1)	$0.14	$0.21	$0.25	$0.24	$0.27

Shares used in basic net income per share calculation (1)	48,064	49,033	47,309	45,065	45,131

Diluted net income per share (1)	$0.13	$0.20	$0.23	$0.22	$0.25

Shares used in diluted net income per share calculation (1)	50,959	52,452	51,497	49,133	49,396

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$79,900	$66,450	$67,428	$79,324	$75,531
Working capital	56,213	50,548	44,875	53,306	54,114
Total assets	196,081	192,515	176,904	195,631	169,764
Notes payable	889	843	—	40,000	30,000
Stockholders’ equity and non-controlling interest	128,842	125,357	116,863	92,622	76,019

(1)	See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic net income per share and diluted net income per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

General

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate enabled solutions help its enterprise customers maximize revenue, cut costs, create more effective customer communications, streamline operations and create competitive advantage. Applications built using Actuate’s products have delivered personalized analytics and insights to more than 200 million people. More than 3 million developers have downloaded open source BIRT, the open source Eclipse interactive development environment (IDE)-based project founded and co-led by Actuate. Many of these BIRT developers use commercial, value-added products from Actuate to enhance and deploy BIRT-based applications to deliver personalized analytics and insights to customers, partners and employees. Enterprises use Actuate products to create customer-facing, Big Data analytics and customer communications management (CCM) applications with intuitive and visually-engaging experiences that provide unique insights from multiple data sources, delivered securely across high volume of users and devices with proven scalability to millions of users.

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Financial summary
Total revenues	$134,517	$138,819	$134,943	$131,472	$119,333
Total operating expenses	125,137	120,262	114,042	113,860	102,134
Income from operations	9,380	18,557	20,901	17,612	17,199
Operating margins	7%	13%	15%	13%	14%

Despite the ongoing global economic uncertainty, we have continued to achieve profitability and positive cash flows during the year. Nevertheless, our business model and longer-term financial results are not immune to a sustained economic downturn. For example, the recent domestic and global economic uncertainty resulted in reduced demand for information technology, including enterprise software and services. While the global economy is improving, the future direction and relative strength of the global economy continues to be uncertain and makes it difficult for us to forecast operating results and to make decisions about future investments. Information technology spending has historically declined as general economic and market conditions worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. Such economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

We continue to transition from our legacy e.Reports product suite to our new BIRT iHub product offering. As a consequence we are experiencing a decrease in license revenues generated by our e.Report products. This decrease is being offset by increases in license revenue generated by our successor BIRT iHub offering. We have also experienced higher than normal decline rates for our legacy products which is likely to continue. In the mean-time, BIRT and BIRT iHub are expected to soon become the dominant contributors to license and maintenance revenues. When that happens, we expect to see stronger maintenance revenue growth rates.

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

Fiscal Year 2013

For the fiscal year ended December 31, 2013, we recorded total revenue of $134.5 million, a decrease of 3% or $4.3 million over fiscal 2012. This decrease was primarily driven by lower maintenance renewal revenues, which declined by 10% or approximately $6.5 million over the prior year as we transitioned from our legacy e.Reports product suite to our new BIRT iHub product offering. License revenue was $60.5 million, an increase of 5% or approximately $2.7 million compared to the previous year, marked by higher BIRT Content Services (formerly Xenos) and BIRT iHub sales. Our operating income decreased 49% or approximately $9.2 million to $9.4 million in fiscal 2013 due primarily to a 3% or $4.3 million decrease in revenues, a 4% or $4.9 million increase in operating expenses primarily attributed to the expansion of our sales-generating headcount, a full year of operating expenses associated with our October 2012 acquisition of Quiterian, as well as costs associated with the restructuring of our Performance Management operation and a company-wide reduction in force that was implemented in fourth quarter of 2013. We produced $24.5 million of operating cash flows and ended the year with $79.9 million in cash and short term investments compared with $66.5 million at December 31, 2012. Diluted earnings per share was $0.13 in fiscal 2013 compared to $0.20 for fiscal 2012.

Our total headcount at the end of fiscal year 2013 was 545 compared to 622 employees at the end of last year.

Fiscal Year 2014

The Company expects that it will continue to derive a significant portion of its revenues from financial services and OEM customers for the foreseeable future. Unfavorable economic conditions starting in early fiscal year 2008 adversely impacted IT spending in the financial services industry throughout fiscal year 2013 particularly outside of North America. If this trend continues into 2014, it will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

During fiscal year 2014, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in the fiscal year 2014, particularly among financial services companies. Secondly, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Analytics, Big Data, Performance Management and Customer Communications Management software purchases among fewer suppliers. Finally, we expect to experience vigorous competition in the market. Several of our competitors have released products that are marketed to be directly competitive with our offerings. We will continue to encounter customers choosing to develop information applications using programming languages such as Java. Actuate faces competition from large and well-established vendors including Microsoft, SAP, Oracle and IBM. The existence of these competitors may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles.

For fiscal year 2014, we will continue to pursue our strategic initiatives to improve revenue growth driven by BIRT, BIRT iHub, BIRT Content services and BIRT Analytics. These initiatives are as follows:

•

Investing in BIRT—We are continuing to make a significant investment in BIRT. BIRT has become widely adopted by developers and continues to drive demand for our BIRT-based commercially available products in the BIRT iHub platform. The BIRT project is a core, long-term initiative.

•

Selling to IT Management—We are re-focusing our sales efforts on selling our products to IT managers who we believe generally recognize the technical advantages of our products. We hope this initiative will result in increased license revenue in the short term.

•

Selling to Line-of-Business Management—We are creating Business Analytics applications and software solutions to market to line-of-business managers. These offerings are in the areas of customer analytics and customer self service and statementing. We hope these initiatives will result in increased license revenue over the medium-to-long term.

•

Selling to Global 9000 Corporations in the Financial Services Sector—We continue to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We believe that once the issues with IT spending in Financial Services are resolved, the industry will once again lead in the adoption of information applications both inside and outside the firewall.

•

Increasing subscription-based business both on premise and in the cloud. This initiative provides more flexibility for our customers to license our software and is in line with current market trends. Subscription-based license should also provide an attractive on-ramp for open source BIRT users as well.

•

Continuing to build out and deliver on the roadmap of applying BIRT to additional data sources including hard to reach print stream data by investing in the development of BIRT based Content services offerings.

•	Continuing to build out and deliver on the roadmap of Customer Communications Management capabilities by integrating Content Services offerings into the iHub.

•	Continuing to build out and deliver on the roadmap of BIRT Analytics capabilities by integrating Quiterian offerings into the iHub.

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

Critical Accounting Policies, Judgments and Estimates

General.    The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience, future expectations, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, stock-based compensation, accounting for income taxes, restructuring, allocation of purchase price of acquisitions, and the impairment of goodwill, have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies.

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

Stock-based Compensation.    We recognize stock-based compensation expense over the service period for awards that are expected to vest based on the fair value measurement for all share-based payment awards made to our employees and directors, including employee stock options, restricted stock units (“RSUs”), market-performance based restricted stock units (“MSUs”) and employee stock purchases. We calculate the fair value of each restricted stock award based on our stock price on the date of grant. We value the MSUs using the Monte Carlo simulation model and amortize the compensation expense over the three year performance and service period. We calculate the fair value of each stock option award on the date of grant using the Black-Scholes-Merton option pricing model. The determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. The use of a Black-Scholes-Merton model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected life, expected volatility, and risk-free interest rate. As a result, the future stock-based compensation expense may differ from our historical amounts. Our estimate of volatility is based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate is based primarily upon historical experience. To the extent we revise this estimate in the future our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. Our estimate of the expected term of options granted is derived from historical share option exercise experience. In the future, we may change our estimate of the expected term, which would impact the fair value of our options granted in the future.

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

Accrual for Restructuring Charges.    We incurred certain restructuring charges that were a combination of reductions in workforce, exits of idle facilities and disposals of fixed assets. These restructuring charges were based on actual and estimated costs incurred, including estimates of sublease income on portions of our idle facilities. We periodically update the estimates based on market conditions and in accordance with our restructuring plans. We reduced our estimate of sublease income by approximately $238,000 in fiscal year 2013. There were no significant updates to estimates of sublease income in fiscal years 2012 and 2011.

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

While we use our estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, subsequent adjustments, if any, are recorded to our consolidated statements of income. For additional discussion, see Note 2, “Acquisitions” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Valuation of Goodwill.    We evaluate goodwill for potential impairment, at a minimum, on an annual basis in the fourth quarter of each fiscal year, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company begins its impairment test by applying a “Market” approach. Given the Company has one reporting unit, this approach involves comparing the market capitalization of the Company to its carrying value. If this “Market” approach derives a fair value that significantly exceeds the carrying value of the Company then no further testing is performed. However, if the “Market” approach indicates the fair value does not significantly exceed the carrying value of the Company, we perform a supplemental calculation of the estimated fair value of the reporting unit using an “Income” approach. We then consider the results of both the “Market” approach and “Income” approach to determine whether or not it is necessary to move to the second step of the goodwill impairment analysis in order to measure the amount of any impairment loss.

Thus far, the “Market” approach has consistently indicated that the estimated fair value of the reporting unit was significantly higher than the carrying value. Therefore, we have determined that there has been no impairment and consequently it has not been necessary to perform a supplemental “Income” approach to the valuation.

Results of Operations

The following table sets forth certain Consolidated Statement of Income data as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Revenues:
License fees	45%	42%	36%
Services	55	58	64

Total revenues	100	100	100

Costs and expenses:
Cost of license fees	1	2	1
Cost of services	13	15	15
Sales and marketing	41	36	31
Research and development	19	17	18
General and administrative	17	16	16
Amortization of purchased intangibles	1	1	1
Asset impairment	—	—	1
Restructuring charges	1	—	1

Total costs and expenses	93	87	84

Income from operations	7	13	16
Interest income and other income (expense), net	—	—	—
Interest expense	—	—	(1)

Income before provision for income taxes	7	13	15
Provision for income taxes	2	6	6

Net income	5%	7%	9%

Revenues

Years Ended December 31,			2012 to 2013		2011 to 2012
2013	2012	2011	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$134,517	$138,819	$134,943	$(4,302)	(3)%	$3,876	3%

Fiscal 2013 versus 2012

Our revenues are derived from license fees and services, which include software maintenance and support, consulting, and training. The decrease in our total revenues in fiscal 2013 was due to:

•	Lower services revenue, which decreased 9% or approximately $7 million due mainly to higher decline rates for maintenance renewals, especially on our legacy e.Report Designer (“ERD”) product line,

•

The decrease in services revenue was partially offset by a 5% or approximately $2.7 million increase in license revenue driven by higher BIRT iHub related product sales, especially related to our BIRT Content Services (formerly Xenos) products.

Revenues outside of North America decreased 18%, or approximately $6.1 million, from $33.9 million in fiscal 2012 to $27.8 million in fiscal 2013. This decrease was driven by a 44% or $4.2 million decrease in Asia Pacific, and 8% or $1.9 million decrease in Europe, Middle East and Africa (“EMEA”). The decrease in revenues from Asia and EMEA was partially attributed to the timing of two large transactions recorded in fiscal 2012 that carried a significant license component as well as back maintenance, which consequently resulted in high license and services revenues in those regions. Back maintenance consist of the amount a customer would have paid for maintenance and support of our software if they would have continued to pay the usual stream required to access support, bug fixes, patches, and upgrade rights. These international revenues represented 21% of our total revenues in fiscal 2013. Total license revenue was positively impacted by foreign currency exchange movements of approximately $370,000 during fiscal 2013.

Our North America revenues increased by 2% or approximately $1.8 million primarily driven by higher BIRT iHub sales, especially related to BIRT Content Services products. BIRT iHub contributed to the 11% or approximately $4.9 million increase in North American license revenue during the year while North America services revenue decreased by 5% or approximately $3.1 million as we continue to experience higher decline rates for maintenance renewals, especially related to our legacy ERD product line.

Our fiscal 2013 revenues were also adversely impacted as March 2013 marked the end of the revenue stream driven by our June 2010 agreement with Oracle. The terms of the agreement called for equal quarterly cash payments by Oracle to Actuate between June 2010 and March 2013. Accordingly, over the past twelve quarters ending March 31, 2013, Actuate has recognized approximately $1.3 million of quarterly revenues upon receipt of payment from Oracle. Accordingly, we recognized approximately $5.2 million of associated revenues in fiscal 2012 and approximately $1.3 million of associated revenues in fiscal 2013.

For fiscal year 2013 we closed 266 transactions in excess of $100,000 and recognized license revenue of $1 million or more on 12 transactions. For fiscal year 2012 we closed 291 transactions in excess of $100,000 and recognized license revenue of $1 million or more on 10 transactions. We do not expect to rely on any one customer for our future business.

Fiscal 2012 versus 2011

The 3% increase in our total revenues in fiscal 2012 compared to fiscal 2011 was primarily due to an 18% or approximately $8.7 million higher license revenue led primarily by strong BIRT iHub related product sales, especially related to our BIRT Content Services (formerly Xenos) products. The increase in license revenue was partially offset by lower services revenue, which decreased 6% or approximately $4.8 million due mainly to higher decline rates for maintenance renewals, especially on our legacy e.Report Designer (“ERD”) product line.

Revenues outside of North America increased by 19%, or approximately $5.3 million, from $28.6 million in fiscal 2011 to $33.9 million in fiscal year 2012. This increase was driven by a 54% or $3.4 million increase in Asia Pacific, and by 9% or $1.9 million increase in EMEA. The revenue increase in Asia Pacific was driven by two transactions which resulted in combined license revenues in excess of $1 million. The increase in Asia Pacific was also attributed to the timing of several large transactions recorded in fiscal 2012 that included back maintenance, which consequently resulted in high services revenue in this region. These international revenues represented 24% of our total revenues in fiscal 2012. Foreign currency exchange movements negatively impacted our international revenues during fiscal 2012.

No single customer accounted for more than 10% of our total revenues for any of the periods presented.

License Revenue

(dollars in thousands)	Years Ended December 31,			2012 to 2013		2011 to 2012
	2013	2012	2011	$ Change	% Change	$ Change	% Change
North America	$49,243	$44,347	$41,414	$4,896	11%	$2,933	7%
EMEA	9,322	8,520	5,436	802	9%	3,084	57%
Asia Pacific	1,984	5,019	2,322	(3,035)	(60)%	2,697	116%

Total license revenue	$60,549	$57,886	$49,172	$2,663	5%	$8,714	18%

Percentage of total revenue	45%	42%	36%

Fiscal 2013 versus 2012

The 5% increase in license revenues for fiscal 2013 over the same period last year was due to increases in BIRT Content Services sales that included several large transactions in North America. The increase in EMEA license revenue was mainly attributed to our BIRT Analytics product sales as a result of the acquisition of Quiterian in October 2012. Partially offsetting these increases were lower license sales from our Asia Pacific region primarily due to the timing of two large transactions recorded in fiscal 2012 that carried a significant license component.

Our fiscal 2013 license revenues were also adversely impacted as March 2013 marked the end of the revenue stream driven by our June 2010 agreement with Oracle. The terms of the agreement called for equal quarterly cash payments by Oracle to Actuate between June 2010 and March 2013. Accordingly, over the past twelve quarters ending March 31, 2013, Actuate has recognized approximately $1.2 million of quarterly license revenue upon receipt of payment from Oracle. Accordingly, we recognized approximately $4.8 million of associated license revenues in fiscal 2012 and approximately $1.2 million of associated license revenues in fiscal 2013.

For fiscal year 2013, North America accounted for approximately 81% of the total license revenue while the EMEA and Asia Pacific regions combined accounted for 19% of the total license revenue. As a percentage of total revenues, license revenue increased from 42% in fiscal year 2012 to 45% in fiscal year 2013. Total license revenue was positively impacted by foreign currency exchange movements of approximately $230,000 during fiscal 2013.

Fiscal 2012 versus 2011

The 18% increase in license revenue in fiscal 2012 was driven by strong demand for our BIRT iHub based products, especially our BIRT Content Services products (formerly Xenos). By region, EMEA accounted for

35% or approximately $3.1 million of the increase, North America accounted for 34% or approximately $2.9 million and Asia Pacific accounted for 31% or approximately $2.7 million of the total annual increase in license revenues.

For fiscal year 2012, North America accounted for approximately 77% of the total license revenue while the EMEA and Asia Pacific regions combined accounted for 23% of the total license revenue. As a percentage of total revenues, license revenue increased from 36% in fiscal year 2011 to 42% in fiscal year 2012. Total license revenue was negatively impacted by foreign currency exchange movements of approximately $250,000 during fiscal 2012.

Services Revenue

(dollars in thousands)	Years Ended December 31,			2012 to 2013		2011 to 2012
	2013	2012	2011	$ Change	% Change	$ Change	% Change
North America	$57,454	$60,550	$64,927	$(3,096)	(5)%	$(4,377)	(7)%
EMEA	13,074	15,781	16,905	(2,707)	(17)%	(1,124)	(7)%
Asia Pacific	3,440	4,602	3,939	(1,162)	(25)%	663	17%

Total services revenue	$73,968	$80,933	$85,771	$(6,965)	(9)%	$(4,838)	(6)%

Percentage of total revenue	55%	58%	64%

Services revenue is comprised of maintenance and support, professional services, subscriptions and hosting and training.

Fiscal 2013 versus 2012

The 9% decrease in services revenue in fiscal 2013 was primarily attributed to lower maintenance renewal revenues which decreased 10% or approximately $6.5 million compared to the prior fiscal year. Lower compliance-related transactions which typically include back maintenance accounted for approximately $2.2 million of this decrease in maintenance renewal revenue. Back maintenance consist of the amount a customer would have paid for maintenance and support of our software if they would have continued to pay the usual stream required to access support, bug fixes, patches, and upgrade rights. The compliance group is an internal organization established to monitor and ensure that our customers remain in full compliance with the provisions of their respective licensing agreements with Actuate. While we are seeing improvements in the maintenance renewal decline rate in fiscal 2013 compared to fiscal 2012, the cumulative impact effect of prior declines continue to depress the maintenance renewal revenues. We believe that these declines are the result of our continued transition from our legacy e.Reports product suite to our new BIRT iHub product offering. We have experienced higher than normal decline rates for our legacy products which is likely to continue. In the meantime, BIRT iHub is expected to become the dominant contributor to license and maintenance revenues. When that happens, we expect to see stronger maintenance growth rates.

Professional services revenue decreased by approximately $1.1 million during fiscal 2013 as we continue to experience an increase in the adoption of BIRT-based projects by our customers in 2013 compared to last year. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products. The decrease in maintenance and professional service revenues were partially offset by higher subscription and hosting revenue in North America.

By region, North America accounted for approximately 78% of the total services revenue in fiscal 2013 while Europe and Asia Pacific regions accounted for 18% and 4% of the total services revenues, respectively. Total services revenue was positively impacted by foreign currency exchange movements of approximately $140,000 during fiscal 2013.

Fiscal 2012 versus 2011

During fiscal 2012, services revenue decreased 6% or approximately $4.8 million driven primarily by maintenance renewal declines, adverse currency exchange impacts and fewer compliance transactions during the year. Maintenance renewal revenue decreased by approximately $4 million during fiscal 2012. Of this decrease, approximately $600,000 was attributed to foreign currency exchange losses. Fewer compliance-related transactions also attributed to approximately $1.6 million of the lowered maintenance renewal revenues as these transactions typically include back maintenance. The compliance group is an internal organization established to monitor and ensure that our customers remain in full compliance with the provisions of their respective licensing agreements with Actuate. Partially offsetting these decreases were increases in maintenance and support revenues from our BIRT Content Services Group (formerly Xenos).

Professional services revenues also decreased during fiscal 2012 due to an increase in the adoption of BIRT-based projects by our customers in 2012 compared to fiscal 2011. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products. Most of the decrease in professional services revenue in fiscal 2012 was in North America and Asia, while Europe accounted for an increase over fiscal 2011. Partially offsetting these decreases were increases in BIRT Content Services related professional services revenues.

By region, North America accounted for approximately 75% of the total services revenue in fiscal 2012 while Europe and Asia Pacific regions accounted for 19% and 6% of the total services revenues, respectively. Most of the $1.1 million decrease in service revenue in Europe was attributed to unfavorable currency exchange rate movements during fiscal 2012. The $660,000 increase in services revenues in Asia was primarily due to a large compliance transaction that included back maintenance.

Costs and Expenses

Cost of License Fees

Years Ended December 31,			2012 to 2013		2011 to 2012
2013	2012	2011	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$2,122	$1,918	$1,887	$204	11%	$31	2%

(Percent of license revenue)
4%	3%	4%

Fiscal 2013 versus 2012

Cost of license fees consists primarily of salaries, production costs including printing and packaging, amortization of purchased technologies, third party royalty fees and localization costs. The increase in cost of license fees in absolute dollars for fiscal 2013, compared to fiscal 2012 was due to the amortization of purchased technologies associated with the Quiterian acquisition, which we completed in October 2012.

Fiscal 2012 versus 2011

The increase in cost of license fees in absolute dollars for fiscal 2012, compared to fiscal 2011 was not significant.

We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 3% and 4% of revenues from license fees for fiscal 2014.

Cost of Services

Years Ended December 31,			2012 to 2013		2011 to 2012
2013	2012	2011	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$17,246	$20,349	$20,682	$(3,103)	(15)%	$(333)	(2)%

(Percent of services revenue)
23%	25%	24%

Fiscal 2013 versus 2012

Cost of services consists primarily of personnel and related costs, stock-based compensation, facilities costs incurred providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for fiscal 2013, compared to the same period last year was driven by a 9% decrease in our average headcount, which resulted in approximately $2 million of lower employee compensation, training and travel charges. The decrease in headcount was partly due to a transition of our compliance-based organization. Our compliance sales group has evolved from its original ad hoc enforcement function driven by the services organization into a more structured sales-oriented function. Consequently, most of the costs are now flowing to sales and marketing expense versus cost of services. The compliance group is an internal organization established to monitor and ensure that our customers remain in full compliance with the provisions of their respective licensing agreements with Actuate. The decrease in average headcount was also attributed to a reduction in force that was implemented in the fourth quarter of 2013. We also experienced lower third party consulting and lower allocation of corporate facilities and support costs totaling approximately $900,000 in fiscal 2013 compared to fiscal 2012. These costs are allocated to departments based on headcount.

Fiscal 2012 versus 2011

The decrease in cost of services for fiscal 2012, compared to the corresponding period in the prior year, was due to lower compensation expense which decreased by approximately $300,000. Third party consulting fees also decreased due to lower professional services revenues. Partially offsetting these decreases was higher depreciation related to our new headquarter facility, which we occupied in 2012.

We currently expect cost of services to be in the range of 22% to 23% of total services revenues for fiscal 2014.

Sales and Marketing

Years Ended December 31,			2012 to 2013		2011 to 2012
2013	2012	2011	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$55,600	$49,792	$42,432	$5,808	12%	$7,360	17%

(Percent of total revenue)
41%	36%	31%

Fiscal 2013 versus 2012

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, promotional expenses, travel, entertainment and facility costs. The increase in fiscal 2013 was due primarily to a $5.7 million increase in employee salaries, related compensation and benefits as our average sales and marketing headcount increased by 14% or 27 employees compared to fiscal 2012. This increase was driven by continued expansion of headcount in an effort to increase sales capacity. Also contributing to the overall increase in employee compensation was a full year of salaries and benefits incurred by the addition employees from our acquisition of Quiterian, which was completed in October 2012. Another factor contributing to the employee compensation increase was the March 2013 transition of the compliance sales group from a services function into a sales and marketing oriented organization, as our compliance sales group has evolved from its original ad hoc enforcement function driven by the services organization into a structured sales-oriented function. We also experienced an increase in employee travel expenses, mainly in North America, driven by increased headcount, higher license sales and post acquisition-related travels to integrate Quiterian. These increases were partially offset by lower employee training fees.

Fiscal 2012 versus 2011

The increase in fiscal 2012 was due primarily to a $4.6 million increase in employee salaries, sales commissions and related compensation as our average sales and marketing headcount increased by 16% or 26 employees compared to fiscal 2011 as we added headcount in an effort to increase sales capacity. The increase in commissions was the result of improving license sales. Expenses related to our corporate sales kickoff, quota club, and marketing and sales presentations were higher by approximately $880,000 compared to fiscal 2011. Our corporate sales kickoff expense was higher in the fiscal 2012 because we held a large, single event compared to smaller, regional events in fiscal 2011. We also experienced increases in marketing related expenses driven mainly by BIRT road shows and depreciation expense related to our new headquarter facility, which we occupied in 2012.

We currently expect our sales and marketing expenses to remain at the same levels in fiscal 2014.

Research and Development

Years Ended December 31,			2012 to 2013		2011 to 2012
2013	2012	2011	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$25,257	$23,996	$24,272	$1,261	5%	$(276)	(1)%

(Percent of total revenue)
19%	17%	18%

Fiscal 2013 versus 2012

Research and development costs are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. The increase in research and development expense during fiscal 2013 compared to fiscal 2012 was due mainly to employee compensation and associated benefits. This increase was partially driven by a full year of salaries and benefits associated with the additional headcount from our acquisition of Quiterian, which was completed in October 2012, and severances associated with our fourth quarter reduction in force. These increases were partially offset by lower professional service and external consulting fees incurred during fiscal 2013.

Fiscal 2012 versus 2011

The decrease in research and development expense during fiscal 2012 compared to the fiscal 2011 was not significant.

We expect our research and development expenses as a percentage of total revenues to be in the range of 17% to 18% of total revenues for fiscal 2014.

General and Administrative

Years Ended December 31,			2012 to 2013		2011 to 2012
2013	2012	2011	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$22,682	$22,508	$20,903	$174	1%	$1,605	8%

(Percent of total revenue)
17%	16%	16%

Fiscal 2013 versus 2012

General and administrative expenses consist primarily of personnel costs, stock-based compensation and related costs in finance, human resources, legal and tax functions, as well as audit and legal fees and bad debt expense. The increase in general and administrative expenses in fiscal 2013 compared to the corresponding period in the prior year was not significant.

Fiscal 2012 versus 2011

The increase in general and administrative expenses during fiscal 2012 compared to fiscal 2011 was primarily due to higher stock-based compensation expenses and legal fees. Stock-based compensation expenses increased by approximately $1 million primarily due to the issuance of performance stock units to the senior executive team as well as a decrease in the annual forfeiture rate. Legal fees increased by approximately $1.1 million related to contract compliance matters pursued during the fiscal 2012. These increases were partially offset by $600,000 in lower audit and tax related expenses.

We anticipate our general and administrative expenses as a percentage of total revenue to remain at the current levels for fiscal 2014.

Amortization of Purchased Intangibles

Years Ended December 31,			2012 to 2013		2011 to 2012
2013	2012	2011	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$1,166	$1,203	$1,296	$(37)	(3)%	$(93)	(7)%

(Percent of total revenue)
1%	1%	1%

We perform a goodwill impairment test at least annually, which we complete on October 1 of each year. These annual impairment tests have not resulted in an impairment of recorded goodwill in fiscal 2013, 2012 or 2011.

Fiscal 2013 versus 2012

The decrease in amortization expense during fiscal 2013 compared to the corresponding period in 2012 the prior year was not significant. We continue to amortize the intangible assets purchased through the acquisition of Xenos and Quiterian on a straight-line basis over their estimated useful lives of seven years.

Fiscal 2012 versus 2011

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

For fiscal 2014, we expect amortization expense related to other purchased intangible assets to increase as a result of our acquisition of legodo ag on January 31, 2014.

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

Restructuring charges

Years Ended December 31,			2012 to 2013		2011 to 2012
2013	2012	2011	$ Change	% Change	$ Change	% Change
(dollars in thousands)

$1,064	$496	$889	$568	115%	$(393)	(44)%

(Percent of total revenue)
1%	1%	1%

Our restructuring charges have included costs associated with reductions in workforce, exits of idle facilities and disposals of fixed assets. Our restructuring charges in 2013, 2012 and 2011 were based on actual and estimated costs incurred, including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

Fiscal 2013

During fiscal 2013, the Company incurred a restructuring charge of $1.1 million. Of this total, approximately $576,000 was severance and benefits related primarily to the structuring of our Performance Management Group in North America, which reduced our workforce by 13 positions. As part of this restructuring, we downsized our office space in Toronto, Canada, and incurred an idle facility charge of approximately $398,000 consisting of a one-time net operating lease write off. We also incurred severance and benefits charges related to a reduction in force in Europe of approximately $90,000 and operating expenses associated with an idle facility in Europe which totaled approximately $90,000 during fiscal 2013. Additionally in Europe, we reached a partial settlement related to the restructuring of our French operation and as a result reversed approximately $178,000 of previously accrued severance liability. This reversal was partially offset by legal fees incurred during fiscal 2013.

Fiscal 2012

During fiscal 2012, the Company incurred a restructuring charge of $496,000. Of this total, approximately $421,000 was severance and benefits related to a restructuring of our French operation and $75,000 was associated with an idle facility in Europe.

Fiscal 2011

During fiscal 2011, the Company implemented restructuring actions that resulted in an aggregate charge of $889,000 and the elimination of 26 positions across our North American product development and global sales and marketing operations. Also included in the aggregate charges for the year were $316,000 of idle facilities charges related to the closure of a facility in Europe and final true-ups of operating expenses associated with an idle South San Francisco facility.

The idle facility charges are based on actual and estimated costs incurred, including estimates of sublease income on portions of the Company’s idle facilities that are periodically updated based on market conditions and in accordance with restructuring plans.

Interest Income and Other Income (Expense), Net

(dollars in thousands)	Years Ended December 31,			2012 to 2013		2011 to 2012
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Interest income	$203	$312	$479	$(109)	(35)%	$(167)	(35)%
Foreign exchange	(299)	(86)	(1,179)	(213)	247%	1,093	(93)%
Other income	77	9	345	68	756%	(336)	(97)%

Total interest income & other income (expense), net	$(19)	$235	$(355)	$(254)	(108)%	$590	(166)%
Interest expense	$(185)	$(361)	$(936)	$176	(49)%	$575	(61)%

Interest income and other income (expense), net is comprised primarily of interest income earned by us on our cash and short-term investments, foreign currency exchange gains and losses, interest expense incurred on our debt facility, as well as other various charges or income which are not derived from our normal operations.

Fiscal 2013 versus 2012

Total interest income and other income (expense), net decreased during fiscal 2013 primarily due to higher foreign currency exchange losses compared to fiscal 2012 driven mainly by the revaluation of Euro, Pound Sterling and U.S. Dollar-based net monetary assets held in Switzerland against the Swiss Franc. The revaluation of these assets in Switzerland to Swiss Francs is a required procedure in consolidating and reporting the financial results of our European operations. Interest income decreased due to lower return on our cash and short-term investments. Other income increased over fiscal 2012 due to foreign exchange gains related to the liquidation of one of our subsidiaries in Asia which was deregistered in February 2013 and no longer remained a subsidiary of Actuate Corporation at December 31, 2013. In addition, we recorded a one-time charge related to the write-off of the remaining unamortized costs associated with our Wells Fargo credit facility totaling approximately $188,000 as we terminated our Line of Credit agreement with Wells Fargo in the second quarter of 2013 and entered into a new agreement with U.S. Bank. Also during fiscal 2013, we wrote-off leasehold improvements totaling approximately $155,000 associated with our Toronto, Canada idle facility as part of our plan of restructuring the Performance Management Group.

Interest expense was lower in fiscal 2013 compared to fiscal 2012 as we did not incur unused line fees on our new credit facility with U.S. Bank. During fiscal 2013, we recorded interest and amortization of debt issuance costs of approximately $124,000.

Fiscal 2012 versus 2011

Interest and other income during fiscal 2012 increased as we experienced lower currency exchange losses compared to fiscal 2011 due to a more stable currency market in Europe which resulted in lower revaluation losses in Switzerland. We also incurred lower interest expense because we did not utilize our credit facility throughout the year. During fiscal 2012, we recorded interest, unused line fees and amortization of debt issuance costs of approximately $220,000.

We expect interest and other income to increase in fiscal 2013 as we anticipate continued improvements to our cash position due to growth in our license revenues.

Provision for Income Taxes

	Years Ended December 31,			2012 to 2013		2011 to 2012
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Income tax provision	$2,375	$8,128	$7,623	$(5,753)	(71)%	$505	7%
Effective tax rate	26%	44%	39%

The provision for income taxes represents Federal, State and foreign taxes as adjusted for the impact of net operating losses utilized, income tax credits benefited and the reversal or establishment of tax reserves. The provision for income taxes of $2.4 million, $8.1 million, and of $7.6 million is based on pretax income of $9.2 million, $18.4 million and $19.6 million in fiscal years 2013, 2012 and 2011, respectively. The decrease in the tax provision in fiscal year 2013 compared to fiscal year 2012 was primarily due to the significant decrease in U.S. and foreign profit before tax. The increase in the provision for income taxes in fiscal year 2012 compared to fiscal year 2011 was primarily due to the increase of valuation allowance of $1.5 million, offset by a decrease in U.S. profit before tax. The increase in the valuation allowance in fiscal year 2012 was the result of management’s determination that it was “more likely than not” that the Company’s California research credits would not be realized based on the amount of the credit carry-forward and the fact that the credit generated exceeded the credit being utilized.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility. The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2013. This data should be read in conjunction with the Consolidated Statements of Cash Flows.

(dollars in thousands)	Fiscal 2013	% Change 2012 to 2013	Fiscal 2012	% Change 2011 to 2012	Fiscal 2011
Cash, cash equivalents and investments	$79,900	20%	$66,450	(1)%	$67,428
Working capital	56,213	11%	50,548	13%	44,875
Notes payable	889	5%	843	100%	—
Stockholders’ equity	128,842	3%	125,357	7%	116,863

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of December 31, 2013 approximately $30.3 million of the total $79.9 million of cash, cash equivalents and short term investments were held by our foreign subsidiaries. Currently, the foreign cash is not available to fund the U.S. operations. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans or cash requirements do not demonstrate a need to repatriate them to fund our U.S. operations.

Summary of our cash flows:

(dollars in thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net cash provided by operating activities	$24,486	$20,340	$21,222
Net cash provided by (used in) investing activities	(9,685)	(10,601)	17,001
Net cash used in financing activities	(10,913)	(11,605)	(32,711)
Effect of foreign currency exchange rates on cash and cash equivalents	379	590	(22)

Net increase (decrease) in cash and cash equivalents	$4,267	$(1,276)	$5,490

Fiscal 2013

Cash flows from operating activities:    Net cash provided by operating activities was $24.5 million, resulting from net income of $6.8 million, adjusted for $11.5 million in non-cash adjustments and $6.2 million net change in operating assets and liabilities. The non-cash adjustments included depreciation and amortization, stock-based compensation, tax benefits related to stock benefit plans and other non-cash adjustments, and the change in valuation allowance on deferred income tax assets. The reduction in accounts receivable contributed positively to our operating cash flows. The decrease in receivables was partially offset by lower liability balances, primarily income tax, compensation and other accrued liabilities which contributed negatively to our operating cash flows.

Accounts Receivable, net (in thousands)

December 31, 2013	December 31, 2012	$ Change	% Change
$ 27,418	$33,053	(5,635)	(17)%

Our Days Sales Outstanding (DSO) was 78 days at December 31, 2013 and 85 days for the same period last year. The decrease in DSO at December 31, 2013 compared to 2012 was due to a lower accounts receivable balance which resulted from strong collections at the end of 2013. We continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance, which is typically billed annually in advance. Our overall maintenance revenues comprised 50% of our total revenues in fiscal 2013 and we believe that future proceeds from maintenance renewals will be one of our primary sources of our operating cash flows. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

The primary uses of cash from operations consist of salaries, commissions and bonuses paid to our employees. We pay our employees on a semi-monthly basis in North America and on a monthly basis internationally. We generally pay our vendors within one month from receiving an invoice for services rendered. We are also contractually committed to pay rent and facility related charges in support of our worldwide operations. As of December 31, 2013, we remained contractually committed to $28.7 million in operating lease obligations related to our worldwide facilities.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used to fund any future acquisitions.

Cash flows from investing activities:    Cash used in investing activities was $9.7 million and primarily relates to the timing of purchases and maturities of marketable securities.

Cash flows from financing activities:    Cash used in financing activities was $10.9 million driven by $26.1 million in share buybacks which resulted in the repurchase of 3,732,961 shares of Actuate stock. These cash outlays were partially offset by proceeds from exercise of employee stock options and corresponding tax benefits associated with such exercises.

Fiscal 2012

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

Fiscal 2011

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

Other

Our cash equivalent and short-term investment portfolio as of December 31, 2013 consists of investment grade U.S. Government Agency securities, taxable money market mutual funds and taxable commercial paper and corporate notes. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of December 31, 2013, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During fiscal years 2013, 2012 and 2011 we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

As a result of the challenging conditions in the financial markets, we proactively manage our cash and cash equivalents and investments balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Additionally, we believe the overall credit quality of our portfolio is strong, with our global excess cash, and our cash equivalents and fixed income portfolio invested in banks and securities with a weighted-average credit rating of A. Our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Note 4 of the Notes to the Consolidated Financial Statements.

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

The new Credit Agreement with US Bank allows for cash borrowings and the issuance of letters of credit under a secured revolving credit facility up to a maximum of $50 million. Interest accrues based on, at the Company’s election, (i) LIBOR plus an applicable spread based on the Company’s consolidated total cash flow leverage ratio or (ii) the greater of: (a) the Federal Funds Effective Rate plus one half of one percent, (b) one month LIBOR plus one percent, and (c) U.S. Bank’s prime rate, in each case plus an applicable spread based on the Company’s consolidated total cash flow leverage ratio. The Company is required to make interest payments on a monthly basis.

Following the termination of its agreement with WFCF, the Company wrote-off all remaining unamortized costs related to the old credit facility totaling approximately $188,000 in the second quarter of 2013. Costs related to the new credit facility with the US Bank were not significant.

As of December 31, 2013, there was no balance owed on the credit facility and the balance available under the revolving credit facility was $50 million.

The following table represents costs related to the Company’s credit facility (in thousands):

	Years ended December 31,
	2013	2012	2011
Interest expense	$75	$3	$441
Amortization of debt issuance costs	49	70	282
Unused line fees	—	150	186

	$124	$223	$909

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

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. One of the loans is interest free and has a principal balance of approximately $0.5 million. The other loan is a variable rate loan with an average rate of approximately 5% and a principle balance of approximately $0.4 million. The loans are scheduled for repayment on a quarterly basis starting June 2014 and ending September 2022. The combined outstanding balances of these loans total approximately $0.9 million and are classified as notes payable on the Company’s Consolidated Balance Sheet at December 31, 2013.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At December 31, 2013, the deferred rent liability balance related to the new lease totaled approximately $3.4 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $261,000 was classified as short term and $3.1 million was classified as long term accrued liabilities on the Company’s Consolidated Balance Sheet at December 31, 2013. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and is now using the BayCenter Campus as its corporate headquarters.

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

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $4.4 million in fiscal year 2013, $4.2 million in fiscal year 2012 and $3.4 million in fiscal year 2011. In addition, the Company incurred facility related charges of approximately $550,000 in fiscal year 2013, $1.2 million in fiscal year 2012 and $1.5 million in fiscal year 2011.

The following table summarizes the Company’s contractual obligations as of December 31, 2013 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$28,733	$4,231	$6,746	$6,280	$11,476
Interest and loan obligations (2)	945	160	476	156	153
Obligations for unrecognized tax benefits (3)	2,177	—	2,177	—	—

Total	$31,855	$4,391	$9,399	$6,436	$11,629

(1)	The Company’s future contractual obligations include minimum lease payments under operating leases at December 31, 2013.

(2)	Estimated future interest and principal due on the notes payable funded by the Spanish government for the development of Quiterian software.

(3)	Represents the tax liability associated with unrecognized tax benefits estimated between 1 to 3 years. In addition, as of December 31, 2013, our unrecognized tax benefits included $1.9 million which is netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the amounts netted against deferred tax assets, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 12 of our Notes to these Consolidated Financial Statements.

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

Foreign Currency Exchange Risk.    During fiscal years 2013, 2012 and 2011 we derived 21%, 24% and 21%, respectively, of our total revenues from sales outside of North America. We face exposure to market risk on the related receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our losses due to foreign exchange rate fluctuations were approximately $299,000 in fiscal 2013, $86,000 in fiscal 2012 and approximately $1.2 million during fiscal 2011.

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

•

We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or losses before income taxes. These hypothetical results are summarized in the table below as of December 31, 2013:

Annual change in currency exchange (in thousands)
-15%	-10%	-5%	+5%	+10%	+15%
$(3,600)	$(2,400)	$(1,200)	$1,200	$2,400	$3,600

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. There was no customer that accounted for more than 10% of total sales in fiscal 2013.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we carried out an evaluation required by Rules 13a-15 of the Securities Exchange act of 1934, as amended, or the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements included in this Annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in part under the caption “Actuate Executive Officers” in Part I, Item 1, of this report, and the remainder is contained in Actuate’s Proxy Statement for its 2013 Annual Meeting of Stockholders under the captions “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2013 that were either approved or not approved by stockholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options and awards	Weighted average exercise price of outstanding options	Number of available securities remaining for future issuance (3)
Equity compensation plans approved by stockholders (1)	9,944,113	$5.23	13,825,132
Equity compensation plans not approved by stockholders (2)	35,156	$5.57	705,541

Total	9,979,269	$5.23	14,530,673

(1)	Consist of three plans: our Amended and Restated 1998 Equity Incentive Plan, 1998 Non-Employee Director Option Plan, and the 1998 Employee Stock Purchase Plan.

(2)	Consists of one plan: our 2001 Supplemental Stock Option Plan. See Note 9 of the Notes to Consolidated Financial Statements.

(3)	Plan approved by stockholders is reduced by 50,000 shares granted to the beneficiary of a deceased senior executive, and 2,289 shares to one current employee.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

(a)(3)    Exhibits

Exhibit No.	Description

2.1 (6)	Acquisition Agreement dated as of December 8, 2009 between Actuate Corporation and Xenos Group Inc.

3.1 (3)	Third Amended and Restated Certificate of Incorporation.

3.2 (8)	Amended and Restated Bylaws.

3.3 (12)	Amendment No. 1 to Amended and Restated Bylaws.

3.4 (14)	Amendment No. 2 to Amended and Restated Bylaws.

3.5 (15)	Amendment No. 3 to Amended and Restated Bylaws.

4.1 (2)	Specimen Common Stock Certificate.

10.1 (10)+	Form of Indemnification Agreement.

10.2 (1)+	1994 Stock Option Plan, as amended.

10.3 (1)+	Amended and Restated 1998 Equity Incentive Plan.

10.4 (1)+	Amended and Restated 1998 Employee Stock Purchase Plan.

10.5 (1)+	1998 Non-Employee Directors Option Plan.

10.6 (4)+	2001 Supplemental Stock Option Plan.

10.7 (1)+	Offer Letter between the Company and Daniel A. Gaudreau dated May 7, 1997.

10.10 (4)	Office Building Lease between the Actuate and HMS Gateway Office, L.P. dated December 21, 2000.

10.11 (5)+	Form of Severance Agreement (All Section 16 Officers)—Other than Mr. Nierenberg.

10.12 (7)	Credit Agreement between Actuate and Wells Fargo Foothill, LLC dated November 5, 2008.

10.13 (9)	Office Building Sublease between Actuate and Oracle Corporation dated June 5, 2007.

10.14 (11)+	Amendment to Amended and Restated 1998 Equity Incentive Plan.

10.15 (13)+	Xenos Group Inc. 2000 Amended Stock Option Plan.

10.16 (10)	Confidential Agreement and Release between Oracle America, Inc. and Actuate Corporation dated June 14, 2010.

Exhibit No.	Description

10.17 (10)	Memorandum of Understanding between Actuate Corporation and International Business Machines Corporation and MRO Software, Inc. dated September 16, 2010.

10.18 (16)+	Amendment to the Actuate Software Corporation 1998 Equity Incentive Plan.

10.19 (17)	Lease agreements between Actuate and CA—San Mateo BayCenter Limited Partnership dated November 28, 2011.

10.20 (18)	Amendment to Credit Agreement between Actuate and Wells Fargo Capital Finance, LLC effective as of December 29, 2011.

10.21 (19)+	Form of Restricted Stock Unit Award Agreement—Performance Vesting.

10.22 (20)+	Form of Restricted Stock Unit Award Agreement—Time Based Vesting (as amended).

10.23 (21)	Credit Agreement between Actuate and US Bank National Association dated June 30, 2013.

21.1*	Subsidiaries of Actuate Corporation.

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this 10-K.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-55741) filed on June 1, 1998.
(2)	Incorporated by reference to our Amended Registration Statement on Form S-1/A filed on June 23, 1998.
(3)	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2000.
(4)	Incorporated by reference to our Annual Report on Form 10-K filed on March 12, 2001.
(5)	Incorporated by reference to our Form 8-K filed on October 25, 2007.
(6)	Incorporated by reference to our Annual Report on Form 10-K filed on March 10, 2010.
(7)	Incorporated by reference to our Form 8-K filed on November 5, 2008.
(8)	Incorporated by reference to our Form 8-K filed on February 3, 2009.
(9)	Incorporated by reference to our Form 8-K filed on June 5, 2007.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 5, 2010.
(11)	Incorporated by reference to our Form 8-K filed on April 23, 2009.
(12)	Incorporated by reference to our Form 8-K filed on January 28, 2010.
(13)	Incorporated by reference to our Form S-8 filed on February 4, 2010.
(14)	Incorporated by reference to our Form 8-K filed on July 21, 2010.
(15)	Incorporated by reference to our Form 8-K filed on January 24, 2011.
(16)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 6, 2011.
(17)	Incorporated by reference to our Form 8-K filed on November 30, 2011.

(18)	Incorporated by reference to our Form 8-K filed on January 3, 2012.
(19)	Incorporated by reference to our Form 8-K filed on May 8, 2012.
(20)	Incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013.
(21)	Incorporated by reference to our Form 8-K filed on July 2, 2013.
+	Indicates management or compensatory plan or arrangement.

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedule

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ACTUATE CORPORATION (Registrant)

By:	/S/ DANIEL A. GAUDREAU
Daniel A. Gaudreau Senior Vice President, Operations and Chief Financial Officer

Date: March 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NICOLAS C. NIERENBERG Nicolas C. Nierenberg	Chairman of the Board and Chief Architect	March 7, 2014

/S/ PETER I. CITTADINI Peter I. Cittadini	Director, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2014

/S/ DANIEL A. GAUDREAU Daniel A. Gaudreau	Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2014

/S/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	March 7, 2014

/S/ KENNETH E. MARSHALL Kenneth E. Marshall	Director	March 7, 2014

/S/ ARTHUR C. PATTERSON Arthur C. Patterson	Director	March 7, 2014

/S/ STEVEN D. WHITEMAN Steven D. Whiteman	Director	March 7, 2014

/S/ TIMOTHY B. YEATON Timothy B. Yeaton	Director	March 7, 2014

ACTUATE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Actuate Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Actuate Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actuate Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Francisco, California

March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Actuate Corporation and Subsidiaries

We have audited the internal control over financial reporting of Actuate Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Francisco, CA

March 7, 2014

ACTUATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$41,750	$37,483
Short-term investments	38,150	28,967
Accounts receivable, net of allowances of $418 and $394 at December 31, 2013 and 2012, respectively	27,418	33,053
Other current assets	8,251	9,098

Total current assets	115,569	108,601
Property and equipment, net	6,119	7,805
Goodwill	51,962	51,821
Purchased intangibles, net	8,588	11,163
Non-current deferred tax assets, net	13,019	12,214
Other assets	824	911

	$196,081	$192,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,586	$1,976
Current portion of restructuring liabilities	262	509
Accrued compensation	5,795	6,504
Other accrued liabilities	5,420	5,626
Deferred revenue	46,293	43,438

Total current liabilities	59,356	58,053

Long-term liabilities:
Notes payable	889	843
Other liabilities	3,177	3,157
Long-term deferred revenue	1,640	2,978
Long-term income taxes payable	2,177	2,127

Total long-term liabilities	7,883	9,105

Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 92,286,427 and 89,179,966 shares in fiscal 2013 and 2012, respectively; outstanding 47,710,244 and 48,220,978 shares in fiscal 2013 and 2012, respectively	48	48
Additional paid-in capital	260,060	237,731
Treasury stock, at cost; 44,576,183 and 40,958,988 shares in fiscal 2013 and 2012, respectively	(198,531)	(172,880)
Accumulated other comprehensive income	2,204	2,198
Retained earnings	65,061	58,260

Total stockholders’ equity	128,842	125,357

	$196,081	$192,515

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
Revenues:
License fees	$60,549	$57,886	$49,172
Services	73,968	80,933	85,771

Total revenues	134,517	138,819	134,943

Costs and expenses:
Cost of license fees	2,122	1,918	1,887
Cost of services	17,246	20,349	20,682
Sales and marketing	55,600	49,792	42,432
Research and development	25,257	23,996	24,272
General and administrative	22,682	22,508	20,903
Amortization of purchased intangibles	1,166	1,203	1,296
Asset impairment	—	—	1,681
Restructuring charges	1,064	496	889

Total costs and expenses	125,137	120,262	114,042

Income from operations	9,380	18,557	20,901
Interest income and other income/(expense), net	(19)	235	(355)
Interest expense	(185)	(361)	(936)

Income before provision for income taxes	9,176	18,431	19,610
Provision for income taxes	2,375	8,128	7,623

Net income	$6,801	$10,303	$11,987

Basic net income per share	$0.14	$0.21	$0.25

Shares used in basic net income per share calculation	48,064	49,033	47,309

Diluted net income per share	$0.13	$0.20	$0.23

Shares used in diluted net income per share calculation	50,959	52,452	51,497

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended December 31,
	2013	2012	2011
Net income	$6,801	$10,303	$11,987

Other comprehensive income (loss):
Foreign currency translation	27	727	(22)
Net unrealized gain/(loss) on securities	(21)	52	(40)

Total comprehensive income	$6,807	$11,082	$11,925

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2010	80,764,172	$46	$192,048	(35,151,217)	$(137,335)	$1,200	$35,970	$91,929
Net income	—	—	—	—	—	—	11,987	11,987
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(40)	—	(40)
Currency translation	—	—	—	—	—	(22)	—	(22)
Issuance of common stock upon exercise of stock options	4,102,658	4	12,805	—	—	—	—	12,809
Issuance of common stock under Employee Stock Purchase Plan	403,814	—	1,562	—	—	—	—	1,562
Stock-based compensation	—	—	5,164	—	—	—	—	5,164
Stock repurchase	—	(2)	—	(1,600,967)	(9,996)	—	—	(9,998)
Adjustment to the value of non-controlling interest in subsidiary	—	—	99	—	—	—	—	99
Tax benefits from employee stock options	—	—	3,092	—	—	281	—	3,373

Balance at December 31, 2011	85,270,644	$48	$214,770	(36,752,184)	$(147,331)	$1,419	$47,957	$116,863

Net income	—	—	—	—	—	—	10,303	10,303
Net unrealized gain on available-for-sale securities	—	—	—	—	—	52	—	52
Currency translation	—	—	—	—	—	727	—	727
Issuance of common stock upon exercise of stock options	3,535,546	4	10,616	—	—	—	—	10,620
Issuance of common stock under Employee Stock Purchase Plan	373,776	1	1,709	—	—	—	—	1,710
Stock-based compensation	—	—	8,018	—	—	—	—	8,018
Stock repurchase	—	(5)	—	(4,206,804)	(25,549)	—	—	(25,554)
Tax benefits from employee stock options	—	—	2,618	—	—	—	—	2,618

Balance at December 31, 2012	89,179,966	$48	$237,731	(40,958,988)	$(172,880)	$2,198	$58,260	$125,357

Net income	—	—	—	—	—	—	6,801	6,801
Net unrealized gain on available-for-sale securities	—	—	—	—	—	(21)	—	(21)
Currency translation	—	—	—	—	—	27	—	27
Issuance of common stock upon exercise of stock options	2,729,283	3	11,480	115,766	478	—	—	11,961
Issuance of common stock under Employee Stock Purchase Plan	377,178	1	1,798	—	—	—	—	1,799
Stock-based compensation	—	—	7,324	—	—	—	—	7,324
Stock repurchase	—	(4)	—	(3,732,961)	(26,129)	—	—	(26,133)
Tax benefits from employee stock options	—	—	1,727	—	—	—	—	1,727

Balance at December 31, 2013	92,286,427	$48	$260,060	(44,576,183)	$(198,531)	$2,204	$65,061	$128,842

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2013	2012	2011
Operating activities
Net income	$6,801	$10,303	$11,987
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation expense, net of liability-based awards	7,324	7,279	5,164
Excess tax benefits from stock-based compensation	(1,635)	(3,054)	(3,485)
Amortization of purchased intangibles	2,542	2,306	2,390
Amortization of debt issuance cost	49	70	282
Bad debt expense	(94)	107	(21)
Depreciation and amortization	2,124	2,186	1,945
Change in valuation allowance on deferred tax assets	1,400	475	(716)
Accretion/amortization on short-term investments	(104)	180	(185)
Write-off of debt issuance cost	188	—	—
Fixed asset write-off	155	—	—
Gain on liquidation of investments	(416)	—	—
Impairment and other asset adjustments	—	175	1,681
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	5,729	(5,797)	1,819
Other current assets	818	(2,605)	(43)
Accounts payable	(397)	(125)	(173)
Accrued compensation	(709)	238	42
Other accrued liabilities	(206)	191	821
Deferred tax assets, net of liabilities	(1,210)	2,385	1,279
Income taxes receivable/payable	836	1,127	975
Other deferred liabilities	(31)	3,136	(248)
Restructuring liabilities	(195)	305	(1,107)
Deferred revenue	1,517	1,458	(1,185)

Net cash provided by operating activities	24,486	20,340	21,222

Investing activities
Purchases of property and equipment	(586)	(5,572)	(640)
Proceeds from maturities of short-term investments	39,886	31,863	64,383
Purchase of short-term investments	(48,984)	(32,288)	(46,853)
Acquisitions, net of cash acquired	—	(4,465)	—
Net change in other non-current assets	(1)	(139)	111

Net cash provided by (used in) investing activities	(9,685)	(10,601)	17,001

Financing activities
Pay-down of credit facility and other debt obligations	(93)	(1,394)	(39,975)
Excess tax benefits from stock-based compensation	1,635	3,054	3,485
Purchase of minority shares of Actuate Japan	—	—	(594)
Proceeds from issuance of common stock	13,728	12,289	14,371
Stock repurchases	(26,133)	(25,554)	(9,998)
Tax withholdings related to net share settlements of restricted stock units (RSUs)	(50)	—	—

Net cash used in financing activities	(10,913)	(11,605)	(32,711)
Effect of exchange rate changes on cash and cash equivalents	379	590	(22)

Net increase (decrease) in cash and cash equivalents	4,267	(1,276)	5,490
Cash and cash equivalents at the beginning of the year	37,483	38,759	33,269

Cash and cash equivalents at the end of the year	$41,750	$37,483	$38,759

Supplemental disclosure of cash flow information
Cash paid for interest	$105	$288	$773
Cash paid for income taxes	$1,096	$3,635	$6,408

See accompanying notes to Consolidated Financial Statements.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate enabled solutions help its enterprise customers maximize revenue, cut costs, create more effective customer communications, streamline operations and create competitive advantage. Applications built using Actuate’s products have delivered personalized analytics and insights to users and developers worldwide. Developers download open source BIRT, the open source Eclipse interactive development environment (IDE)-based project founded and co-led by Actuate, to enhance and deploy BIRT-based applications and to deliver personalized analytics and insights to customers, partners and employees.

Enterprises use Actuate products to create customer-facing, Big Data analytics and customer communications management (CCM) applications with intuitive and visually-engaging experiences that provide unique insights from multiple data sources, delivered securely across high volume of users and devices with proven scalability to millions of users. Developers use BIRT and BIRT iHub™, Actuate’s commercial deployment platform for BIRT-based applications, to develop and deploy high scale applications that deliver information personalized for each user to enrich the brand experience and gain competitive advantage. BIRT iHub further ensures organizations can gain effective insights from Big Data and take advantage of mobile touch devices. Actuate’s BIRT Analytics™ delivers self-service predictive analytics to enhance customer engagement from Big Data. BIRT Content Services™ empowers ECM architects to easily transform, personalize and archive high volume content. Actuate’s goal is to ensure that its customers can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, enabling organizations to explore new avenues for improving the bottom line.

Actuate’s principal executive offices are located at the BayCenter Campus at 951 Mariners Island Boulevard, in San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, developer.actuate.com, www.birtondemand.com and www.quiterian.com. The information posted on our Web sites is not incorporated into this Annual Report.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On a regular basis, Actuate evaluates estimates, including those related to the following:

•

account receivable allowances, goodwill impairment, intangible assets, income taxes, restructuring charges, stock options and employee stock purchase plan shares, and fair value of purchased valuation allowances for deferred tax assets, consideration paid and assets acquired and liabilities assumed in business combinations.

Actual results could differ materially from those estimates, particularly in light of the uncertain economic environment.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Actuate also has two software-as-a-service (SaaS) offerings called BIRT Performance Analytics onDemand and BIRT onDemand. Actuate recognizes revenue on these licenses ratably over the term of the underlying

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangement. Revenues from Actuate’s SaaS offerings are reported as services revenue in the Company’s Consolidated Statement of Income.

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

Fair Values of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable, accounts payable and notes payable approximates fair value due to the short term nature of these instruments. The Company maintains its cash, cash equivalents and investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality associated with such investments.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. There were two

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers that accounted for more than 10% of the Company’s net accounts receivable balance at December 31, 2013. There was one customer that accounted for more than 10% of the Company’s net accounts receivable balance at December 31, 2012.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Purchased Intangible Assets

The Company evaluates goodwill for impairment, at a minimum, on an annual basis in the fourth quarter of each fiscal year, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company begins its impairment test by applying a “Market” approach. Given the Company has one reporting unit; this approach involves comparing the market capitalization of the Company to its carrying value. If this “Market” approach derives a fair value that significantly exceeds the carrying value of the Company then no further testing is performed. However, if the “Market” approach indicates the fair value does not significantly exceed the carrying value of the Company, the Company performs a supplemental calculation of the estimated fair value of the reporting unit using an “Income” approach. The Company then considers the results of both the “Market” approach and “Income” approach to determine whether or not it is necessary to move to the second step of the goodwill impairment analysis in order to measure the amount of any impairment loss.

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

Stock-based Compensation

The Company recognizes stock-based compensation expense over the service period for awards that are expected to vest based on the fair value measurement for all share-based payment awards made to our employees and directors, including employee stock options, restricted stock units (“RSUs”), market-performance based restricted stock units (“MSUs”) and employee stock purchases. The Company calculates the fair value of each restricted stock award based on its stock price on the date of grant. The Company values the MSUs using the Monte Carlo simulation model and amortizes the compensation expense over the requisite performance and service periods. The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes-Merton option pricing model. The determination of fair value is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The use of a Black-Scholes-Merton model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected life, expected volatility, and risk-free interest rate. As a result, the future stock-based compensation expense may differ from the Company’s historical amounts. The Company’s estimate of volatility is based upon the historical volatility experienced in its stock price. To the extent volatility of the Company’s stock price increases in the future, its estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The Company’s estimate of the forfeiture rate is based primarily upon historical experience. To the extent the Company revises this

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimate in the future its stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. The Company’s estimate of the expected term of options granted is derived from historical share option exercise experience. In the future, the Company may change its estimate of the expected term, which would impact the fair value of the Company’s options granted in the future.

Acquisitions—Purchase Price Allocation

The Company allocates the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed, based on their respective fair values at the acquisition date. The excess of purchase price over the fair value of the underlying acquired net tangible and intangible assets, if any, is recorded as goodwill. Management estimates the fair value of assets and liabilities based upon quoted market prices, and widely accepted valuation techniques. Although the Company believes the assumptions and estimates it has made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets the Company has acquired or may acquire in the future include but are not limited to:

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

In connection with the purchase price allocations for our acquisitions, the Company estimates the fair value of the deferred revenue obligations assumed as well as the fair value of any potential earn-outs.

While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, subsequent adjustments, if any, are recorded to the Company’s consolidated statements of income. For additional discussion, see Note 2.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in sales and marketing expense and amounted to $574,000, $814,000 and $744,000 in fiscal years 2013, 2012 and 2011, respectively.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

The functional currency of each of the Company’s foreign subsidiaries is the foreign subsidiary’s local currency except for the Company’s Cayman subsidiary, whose books and records are maintained in U.S. dollars, and accordingly its functional currency is the U.S. dollar. Actuate translates the assets and liabilities of its international non-U.S. functional currency subsidiaries into U.S. dollars at the rates of exchange in effect at the end of each reporting period. Revenues and expenses are translated using rates that approximate those in effect during each reporting period. Gains and losses from currency translation are included in Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Balance Sheet. Currency transaction gains or losses are recorded in Interest Income and Other Income/(Expense), net in the accompanying Consolidated Financial Statements.

Net Income Per Share

The Company computes basic net income per share using the weighted-average number of common shares outstanding during the period. The Company computes diluted net income per share using the weighted-average number of common shares and dilutive share-based awards during the period determined by using the treasury stock method.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share (in thousands).

	Years ended December 31,
	2013	2012	2011
Weighted-average shares of common stock outstanding	48,064	49,033	47,309
Weighted-average dilutive common equivalent shares under the treasury stock method	2,895	3,419	4,188

Weighted-average common shares used in computing diluted net income per share	50,959	52,452	51,497

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net income per share was 1,684,629, 2,441,999 and 3,931,634 dilutive shares in fiscal years 2013, 2012 and 2011, respectively as these shares would be anti-dilutive. The weighted-average number of restricted stock units excluded from the calculation of diluted net income per share was 78,865 in fiscal 2013 and 122,072 in fiscal year 2012. There were no weighted-average anti-dilutive restricted stock units excluded from the diluted net income per share computation in fiscal year 2011. These anti-dilutive options and RSUs could be dilutive in the future.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average exercise price of excluded stock options was $5.97, $6.29 and $5.89 for the years ended December 31, 2013, 2012 and 2011, respectively.

Segment Information

Actuate enabled solutions help its enterprise customers maximize revenue, cut costs, create more effective customer communications, streamline operations and create competitive advantage. Applications built using Actuate’s products have delivered personalized analytics and insights to users and developers worldwide. Developers download open source BIRT, the open source Eclipse interactive development environment (IDE)-based project founded and co-led by Actuate, to enhance and deploy BIRT-based applications and to deliver personalized analytics and insights to customers, partners and employees. Enterprises use Actuate products to create customer-facing, Big Data analytics and customer communications management (CCM) applications with intuitive and visually-engaging experiences that provide unique insights from multiple data sources, delivered securely across high volume of users and devices with proven scalability to millions of users. Actuate considers itself to be in a single reportable segment, specifically the license, implementation and support of its software products. Actuate’s chief operating decision maker (the Chief Executive Officer) reviews financial information presented primarily on a consolidated basis, accompanied by disaggregated information showing revenues by geographic region for purposes of making operating decisions and assessing financial performance.

Actuate evaluates the performance of its geographic regions based primarily on revenues. Actuate does not regularly assess the performance of its geographic regions on other measures of income or expense, such as operating income or net income. In addition, as Actuate’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, Actuate does measure the performance of, its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues in Note 13.

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013 with early adoption permitted. The Company adopted the new guidance effective the first quarter of fiscal 2013. In February 2013, the Company liquidated one of its subsidiaries in Asia and as a result, recognized favorable cumulative translation adjustments to income in the first quarter of 2013. This adjustment was recorded under the Interest Income and other Income/(Expense), net section of the Company’s Consolidated Statement of Income.

In 2013, the FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

2.	Acquisitions

Quiterian S.L.

On October 16, 2012, the Company acquired Quiterian S.L., a privately held software company that provides visual data mining, social media analytics and predictive analytics for business and other non-technical users. Actuate acquired 100% of the outstanding shares held by the Quiterian shareholders for $5.2 million in cash. This purchase price was entirely paid upon closing, net of a 10% holdback. There were $3 million in potential additional compensation payments over the next three year periods which are wholly dependent on the achievement of specific service obligations.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.	Investment in Actuate Japan

Noncontrolling (minority) Interest—As of December 31, 2013, Actuate owns 100% of the outstanding voting stock of Actuate Japan Company Ltd. (“Actuate Japan”). Prior to December 28, 2011, the minority shareholder of Actuate Japan had a non-expiring option to put its equity interest (non-controlling interest) in Actuate Japan to the Company and the Company had the option to call the Non-controlling interest. In the fourth quarter of fiscal 2011, the minority shareholder of Actuate Japan notified the Company that it wished to exercise its rights to put its 12% equity interest in Actuate Japan. This minority shareholder exercised its right on December 28, 2011 resulting in a payment of approximately $594,000 for this interest. As a result of this payment, non-controlling interest in Actuate Japan was reduced to zero. The difference between the adjustment to the non-controlling interest and the fair value of the consideration paid totaling approximately $99,000 and was reported as an increase to additional paid in capital in the Company’s Consolidated Balance Sheet at December 31, 2011.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of December 31, 2013
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$6,088	$6,088	$—	$—
Term deposits (1)	7,122	7,122	—	—
Commercial paper (2)	4,498	—	4,498	—
Corporate bonds (2)	32,652	—	32,652	—
Federal and municipal obligations (3)	4,000	—	4,000	—

	$54,360	$13,210	$41,150	$—

	Fair value of investments as of December 31, 2012
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$5,595	$5,595	$—	$—
Term deposits (1)	8,000	8,000	—	—
Commercial paper (2)	1,599	—	1,599	—
Corporate bonds (2)	25,368	—	25,368	—
Federal and municipal obligations (2)	2,000	—	2,000	—

	$42,562	$13,595	$28,967	$—

(1)	Included in cash and cash equivalents in the Company’s Consolidated Balance Sheet.

(2)	Included in short-term investments in the Company’s Consolidated Balances Sheet.

(3)	Of this amount, $3 million was included in cash and cash equivalents at December 31, 2013 and the remainder was included in short-term investments in the Company’s Consolidated Balance Sheet.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2013
Classified as cash and cash equivalents:
Cash	$25,540	$—	$—	$25,540
Term deposits	7,122	—	—	7,122
Money market funds	6,088	—	—	6,088
Federal and municipal obligations	3,000	—	—	3,000

	41,750	—	—	41,750
Classified as short-term investments:
Commercial paper (4)	4,498	—	—	4,498
Corporate bonds (4)	32,654	—	(2)	32,652
Federal and municipal obligations	1,000	—	—	1,000

	38,152	—	(2)	38,150

Total	$79,902	$—	$(2)	$79,900

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2012
Classified as cash and cash equivalents:
Cash	$23,888	$—	$—	$23,888
Term deposits	8,000	—	—	8,000
Money market funds	5,595	—	—	5,595

	37,483	—	—	37,483
Classified as short-term investments:
Commercial paper (4)	1,599	—	—	1,599
Corporate bonds (4)	25,350	28	(10)	25,368
Federal and municipal obligations (4)	2,000	—	—	2,000

	28,949	28	(10)	28,967

Total	$66,432	$28	$(10)	$66,450

(4)	Securities totaling approximately $18.1 million were in an unrealized loss position at December 31, 2013. Securities totaling approximately $11.4 million were in an unrealized loss position at December 31, 2012. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. At December 31, 2013 and 2012, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

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

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Furniture and fixtures	$3,015	$3,037
Computers and software	8,049	7,934
Leasehold improvements	5,606	5,869

Total	16,670	16,840
Less: accumulated depreciation and amortization	(10,551)	(9,035)

Property and equipment, net	$6,119	$7,805

Total depreciation and amortization expense on our property and equipment in the years ended December 31, 2013, 2012 and 2011 totaled approximately $2.1 million, $2.2 million and $1.9 million, respectively.

6.	Goodwill and Purchased Intangible Assets

The Company performs its annual impairment test of goodwill as of October 1st of each year. Goodwill is not amortized, but is evaluated for impairment on an annual basis or when impairment indicators are present. The potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recorded book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Our impairment test performed as of October 1, 2013 indicated that impairment to goodwill was not required and there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed on October 1, 2013. As a result, the Company did not record any impairment related to its goodwill for the twelve months ended December 31, 2013.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s goodwill balance of $51.9 million was unchanged at December 31, 2013 when compared to the balance reported at end of fiscal 2012 except for minor movements resulting from foreign currency translation.

Other Intangibles

Other purchased intangible assets consist of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$22,350	$(18,539)	$3,811	$22,360	$(17,394)	$4,966
Purchased technologies	17,325	(12,527)	4,798	17,377	(11,202)	6,175
Leases	47	(35)	12	47	(25)	22
Foreign currency exchange	(33)	—	(33)	—	—	—

	$39,689	$(31,101)	$8,588	$39,784	$(28,621)	$11,163

During the year ended December 31, 2012, the Company recorded additions to its intangible assets of approximately $2 million related to the acquisition of Quiterian. For additional discussion, see Note 2 of this Form 10-K.

Amortization expense of purchased technology and other intangible assets was approximately $2.5 million, $2.3 million, and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Of these totals, approximately $1.4 million, $1.1 million and $1.1 million were related to the amortization of purchased technologies for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of purchased technology is included in cost of license fees in the accompanying Consolidated Statement of Income. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2014	$2,536
2015	2,530
2016	2,527
2017 and thereafter	995

$8,588

7.	Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Current portion
Maintenance and support	$42,705	$38,029
Other	3,588	5,409

Total current portion:	$46,293	$43,438
Long-term portion:	1,640	2,978

Total deferred revenue	$47,933	$46,416

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maintenance and support consists primarily of first year maintenance and support services associated with the initial purchase of Actuate’s software, and the renewal of annual maintenance and support services from customers who purchased Actuate’s software in prior periods. The maintenance and support period is generally 12 months and revenues are typically recognized on a straight-line basis over the term of the maintenance and support period.

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

The new Credit Agreement with US Bank allows for cash borrowings and the issuance of letters of credit under a secured revolving credit facility up to a maximum of $50 million. Interest accrues based on, at the Company’s election, (i) LIBOR plus an applicable spread based on the Company’s consolidated total cash flow leverage ratio or (ii) the greater of: (a) the Federal Funds Effective Rate plus one half of one percent, (b) one month LIBOR plus one percent, and (c) U.S. Bank’s prime rate, in each case plus an applicable spread based on the Company’s consolidated total cash flow leverage ratio. The Company is required to make interest payments on a monthly basis.

Following the termination of its agreement with WFCF, the Company wrote-off all remaining unamortized costs related to the old credit facility totaling approximately $188,000 in the second quarter of 2013. Costs related to the new credit facility with the US Bank were not significant.

As of December 31, 2013, there was no balance owed on the credit facility and the balance available under the revolving credit facility was $50 million.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents costs related to the Company’s credit facility (in thousands):

	Years ended December 31,
	2013	2012	2011
Interest expense	$75	$3	$441
Amortization of debt issuance costs	49	70	282
Unused line fees	—	150	186

	$124	$223	$909

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

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. One of the loans is interest free and has a principal balance of approximately $0.5 million. The other loan is a variable rate loan with an average rate of approximately 5% and a principle balance of approximately $0.4 million. The loans are scheduled for repayment on a quarterly basis starting June 2014 and ending September 2022. The combined outstanding balances of these loans total approximately $0.9 million and are classified as notes payable on the Company’s Consolidated Balance Sheet at December 31, 2013.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At December 31, 2013, the deferred rent liability balance related to the new lease totaled approximately $3.4 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $261,000 was classified as short term and $3.1 million was classified as long term accrued liabilities on the Company’s Consolidated Balance Sheet at December 31, 2013. Actuate vacated its previous corporate headquarters located at the Bridgepointe Campus in July 2012 and is now using the BayCenter Campus as its corporate headquarters.

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

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $4.4 million in fiscal year 2013, $4.2 million in fiscal year 2012 and $3.4 million in fiscal year 2011. In addition, the Company incurred facility related charges of approximately $550,000 in fiscal year 2013, $1.2 million in fiscal year 2012 and $1.5 million in fiscal year 2011.

The following table summarizes the Company’s contractual obligations as of December 31, 2013 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$28,733	$4,231	$6,746	$6,280	$11,476
Interest and loan obligations (2)	945	160	476	156	153
Obligations for unrecognized tax benefits (3)	2,177	—	2,177	—	—

Total	$31,855	$4,391	$9,399	$6,436	$11,629

(1)	The Company’s future contractual obligations include minimum lease payments under operating leases at December 31, 2013.

(2)	Estimated future interest and principal due on the notes payable funded by the Spanish government for the development of Quiterian software.

(3)	Represents the tax liability associated with unrecognized tax benefits estimated between 1 to 3 years. In addition, as of December 31, 2013, our unrecognized tax benefits included $1.9 million which is netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the amounts netted against deferred tax assets, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 12 of our Notes to these Consolidated Financial Statements.

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

Under the 1998 Plan, eligible participants may be awarded options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted shares or stock units (collectively, the “Awards”). Options under the 1998 Plan may be incentive stock options designed to satisfy Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or non-statutory stock options not designed to meet such requirements. If restricted shares or shares issued upon the exercise of options granted under the 1998 Plan are forfeited, then such shares will again become available for Awards under the 1998 Plan. If stock units, options or SARs granted under the 1998 Plan are forfeited or terminated for any other reason before being exercised, then the corresponding shares will again become available for Awards under the 1998 Plan. The exercise price for non-statutory and incentive stock options granted under the 1998 Plan may not be less than 85% or 100%, respectively, of the fair market value of the common stock on the option grant date. The Board may amend or terminate the 1998 Plan at any time. Amendments may be subject to stockholder approval to the extent required by applicable laws. Options granted under the 1998 Plan are exercisable when vested. Shares generally vest at the rate of 20% or 25% after one year from the date of grant with the remaining balance vesting monthly over the next three or four years, with a maximum contractual life of ten years. Upon a change in control, an Award under the 1998 Plan will become fully vested as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another Award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an Award under the 1998 Plan will accelerate in full. All outstanding repurchase rights under the 1998 Plan shall terminate automatically upon the occurrence of

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2013, 10,582,120 shares of common stock were reserved and available for future grants under the 1998 Option Plan.

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

In April 2013, additional MSUs were granted to the Chief Executive Officer and Chief Financial Officer of the Company. The actual number of MSUs which will be eligible to vest will be based on the performance of Actuate’s stock price relative to the performance of the Russell 2000 Index over a two and three year vesting period, up to 200% of the MSUs initially granted. The award is divided into two equal tranches. The first tranche vests over a two year performance period and the second tranche vests over a three year performance period. We value the MSUs using the Monte Carlo simulation model and amortize the compensation expense over the two and three year performance periods.

Effective January 2010, restricted stock units (“RSUs”) were granted to senior management as part of the Company’s annual incentive compensation program under the Amended and Restated 1998 Equity Incentive Plan. RSUs are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over four years with annual cliff vesting and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 1998 Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. The share reserve ratio is 1:1 for each restricted stock unit granted, and an equivalent of 1 share will be deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increases the number of shares available for issuance by the applicable rate at the time of forfeiture. As of December 31, 2013, a total of 1,446,250 RSUs were issued and granted to the Company’s senior management, employees and non-employee Board of Directors.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Options granted under the 2001 Plan are exercisable when vested. Shares generally vest at the rate of 25% after one year from the date of grant with the remaining balance vesting monthly over the next four years, with a maximum contractual life of ten years. Upon a change in control, an award under the 2001 Plan will become fully vested as to all shares subject to such award if such award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such award with another award of substantially the same terms. In the event of an involuntary termination of a participant within 12 months following a change in control, the vesting of an award under the 2001 Plan will accelerate in full. All outstanding repurchase rights under the 2001 Plan shall terminate automatically upon the occurrence of any merger, consolidation, or disposition of all or substantially all of the Company’s assets, except to the extent the repurchase rights are expressly assigned to the successor corporation. As of December 31, 2013, 705,541 shares of common stock were reserved and available for future grants under the 2001 Option Plan.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each continuing non-employee director is granted an RSU award covering 16,000 shares of the Company’s Common Stock at each annual stockholders meeting. Each restricted stock unit award granted to a continuing non-employee director will vest upon the non-employee director’s continued Board service through the first anniversary of the award date. Before the start of each calendar year, each of our non-employee directors is given the opportunity to elect to defer the receipt of any or all of the shares of Actuate Common Stock that vest and become issuable pursuant to the restricted stock unit award to be made to such non-employee director at the next annual stockholders meeting. If a non-employee director makes a timely deferral election, then the shares of Actuate Common Stock in which he or she vests under the RSU award will be issued upon his termination of Board service. In the absence of an effective deferral election, any shares of the Company’s Common Stock in which the non-employee director vests under the RSU award will be issued as those shares vest.

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

As of December 31, 2013, 495,000 shares of common stock were reserved and available for future grants under the Directors Option Plan.

Shares issued as a result of the exercise of options under any of the Company plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares of common stock were 21,709,641 as of December 31, 2013.

Plan Summary	Shares Available for Grant (1)	Options and Awards Outstanding (2)	Total Authorized But Unissued
Amended and Restated 1998 Equity Incentive Plan	10,582,120	9,839,113	20,421,233
2001 Supplemental Stock Plan	705,541	35,156	740,697
1998 Non-Employee Director Option Plan	495,000	105,000	600,000

Total Stock Plans	11,782,661	9,979,269	21,761,930
Other awards	(52,289)	—	(52,289)

Total Stock Plans Balance at December 31, 2013	11,730,372	9,979,269	21,709,641

(1)	Other awards include a grant totaling 50,000 shares approved by the Company’s Board of Directors in February 2011 to the beneficiary of a deceased senior executive in recognition of services performed. Also included are 2,289 shares of stock granted to an employee in April 2013.

(2)	Total outstanding at December 31, 2013 includes 8,695,827 of options and 1,363,812 of RSUs net of 80,370 of forfeited MSUs in fiscal 2013.

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

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under all plans was as follows:

	Shares Available for Grant (1)	Options and Awards Outstanding		Weighted- Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 2010	16,603,844	15,597,091	$0.78-$17.50	$3.95
Options granted	(1,937,170)	1,937,170	$4.63-$6.72	$5.51
Options exercised	—	(4,042,132)	$1.49-$6.10	$3.18
Options forfeited and cancelled	754,983	(754,983)	$1.49-$17.50	$7.29

Balance at December 31, 2011	15,421,657	12,737,146	$0.78-$8.39	$4.24
Options granted	(2,161,600)	2,161,600	$5.09-$7.25	$6.30
Options exercised	—	(3,527,905)	$1.49-$6.55	$3.04
Options forfeited and cancelled	579,772	(579,772)	$0.78-$7.45	$5.97

Balance at December 31, 2012	13,839,829	10,791,069	$1.39-$8.39	$4.95
Options granted	(1,345,850)	1,345,850	$5.50-$8.00	$5.75
Options exercised	—	(2,830,342)	$1.39-$7.72	$4.27
Options forfeited and cancelled (2)	691,120	(610,750)	$1.49-$8.39	$5.88

Balance at December 31, 2013	13,185,099	8,695,827	$1.86-$8.39	$5.23
RSUs and MSUs, net of cancellations and forfeitures	(1,402,438)	1,283,442	—	—
Other awards (3)	(52,289)	—	—	—

Total Stock Plans Balance at December 31, 2013	11,730,372	9,979,269

(1)	The balance of shares available for grant at December 31, 2013 includes 1,402,438 shares of RSUs and MSUs granted inception to date, net of cancellations. Of this total, 572,500 shares were granted in fiscal 2013, a total of 440,000 in fiscal 2012 and 207,438 shares were granted in fiscal 2011. Of the 572,500 shares granted in fiscal 2013, 447,500 shares were RSUs and 125,000 shares were MSUs. Of the 440,000 shares granted in fiscal 2012, 205,000 shares were RSUs and 235,000 shares were MSUs. No MSUs were granted in fiscal year 2011.

(2)	Included in 691,120 options forfeited and cancelled are unearned MSUs of 80,370 from the May 8, 2012 grant. These 80,370 MSUs will not be reflected in awards outstanding until the release event occurs.

(3)	Other awards include a grant totaling 50,000 shares approved by the Company’s Board of Directors in February 2011 to the beneficiary of a deceased senior executive in recognition of services performed. Also included are 2,289 shares of stock granted to an employee in April 2013.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.49-$3.56	1,036,915	3.89 years	$3.27	1,036,915	$3.27
$3.59-$4.80	1,633,469	4.30 years	$4.31	1,596,001	$4.31
$4.84-$5.31	1,119,656	3.77 years	$5.14	1,063,245	$5.13
$5.32-$5.48	1,024,120	6.98 years	$5.48	721,060	$5.48
$5.49-$6.08	1,068,649	8.57 years	$5.58	53,963	$5.68
$6.09-$6.26	1,202,215	4.58 years	$6.11	1,092,893	$6.11
$6.27-$6.30	1,266,501	7.37 years	$6.30	555,646	$6.30
$6.33-$8.39	344,302	8.03 years	$6.99	157,906	$6.94

$1.49-$8.39	8,695,827	5.66 years	$5.23	6,277,629	$4.98

The following table summarizes information about stock options outstanding and exercisable including the intrinsic values and weighted average exercise prices and remaining contractual terms under outstanding and exercisable categories as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Options Outstanding—Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	8,615,757	10,715,803
Aggregate intrinsic value (in thousands)	$21,430	$9,382
Weighted average exercise price per share	$5.22	$4.94
Weighted average remaining contractual term (in years)	5.63	5.83
Options Exercisable
Options currently exercisable	6,277,629	7,464,015
Aggregate intrinsic value of currently exercisable options (in thousands)	$17,160	$8,827
Weighted average exercise price per share	$4.98	$4.54
Weighted average remaining contractual term (in years)	4.73	4.66

As of December 31, 2013, there was approximately $3.3 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.12 years.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activities related to restricted stock units:

	Awards Outstanding (RSUs)		Weighted- Average Remaining Contractual Term (Years)
	Number of Units	Weighted- Average Grant Date Fair Value		Aggregate Fair Value (thousands)
Balance at December 31, 2010	182,500	$4.75	1.48	$1,040
Awarded	232,500	5.48	—	—
Released	(5,251)	4.80	—	—
Forfeited	(25,062)	5.34	—	—

Balance at December 31, 2011	384,687	5.15	1.28	$2,254
Awarded	205,000	6.40	—	—
Released	(12,313)	5.28	—	—

Balance at December 31, 2012	577,374	5.59	1.13	$3,233
Awarded	447,500	5.73	—	—
Released	(21,062)	5.71	—	—

Balance at December 31, 2013	1,003,812	$5.65	1.15	$7,739

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

As of December 31, 2013, a total of 1,003,812 RSUs will be deducted from the share reserve for future restricted stock units issued. The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2013 was $5.73 per unit.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	1,003,812	1.15	$7,739
Restricted stock units vested and expected to vest	980,188	1.12	$5,180

As of December 31, 2013, there was approximately $1.4 million of total unrecognized compensation cost related to unvested RSUs granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.15 years.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Market-Performance Based Restricted Stock Units (“MSUs”)

MSU activity for the year ended December 31, 2013:

	Awards Outstanding (MSUs)		Weighted-Average Remaining Contractual Term (Years)
	Number of Units	Weighted-Average Grant Date Fair Value		Aggregate Fair Value (thousands)
Balance at December 31, 2011(1)	—	—	—	—
Awarded	235,000	$8.01	—	—
Released	—	—	—	—

Balance at December 31, 2012	235,000	—	1.50	$1,316
Awarded	125,000	$5.65	—	—
Released	—	—	—	—
Forfeited	(80,370)	—	—	—

Balance at December 31, 2013	279,630	$6.96	1.26	$2,156

Ending vested and expected to vest	270,536	—	1.25	$1,800

(1)	There were no MSUs granted in fiscal 2011.

Summary of Unvested Awards

Activities related to unvested RSUs and MSUs for the year ended December 31, 2013:

Unvested Units	Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2012	645,249	$6.20
Awarded	572,500	5.71
Vested	(199,442)	6.26
Forfeited	(80,370)	8.01

Unvested at December 31, 2013	937,937	$6.02
Vested and deferred-to-date	345,505	—

Balance at December 31, 2013	1,283,442	—

Outstanding Awards Recap (1)	Units
RSUs	1,003,812
MSUs	279,630

Balance at December 31, 2013	1,283,442

(1)	Outstanding includes both unvested and deferred awards.

Actuate Corporation 1998 Employee Stock Purchase Plan

The Actuate Corporation 1998 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in May 1998, and approved by the stockholders in July 1998. A total of 1,000,000 shares of

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock were initially reserved for issuance under the Purchase Plan. On January 1 of each year, the number of shares reserved for issuance under the Purchase Plan is automatically increased by 600,000 shares. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping 24-month offering periods will commence on February 1 and August 1. Each offering period contains four six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. If the market price of Actuate’s stock at the end of any six-month purchase period is lower than the stock price at the original grant date, the offering period is cancelled immediately after that purchase date. A new 24-month offering period is established using the then-current stock price as the base purchase price. The Purchase Plan permits each eligible employee to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation. New participants starting in any offering period may purchase up to 1000 shares per accumulation period. The price of each share of common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of common stock on the date immediately prior to the first date of the applicable offering period or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with the Company. The Purchase Plan has been amended and restated to account for stock splits. During fiscal year 2013, 2012 and 2011, the Company issued 377,178 shares, 373,776 shares and 403,814 shares, respectively under the Purchase Plan, with a weighted-average purchase price of $4.77, $4.57 and $3.87, respectively. As of December 31, 2013, a total of 7,199,699 shares had been purchased under the Purchase Plan and 2,800,301 shares of common stock were reserved and available for future issuance.

As of December 31, 2013, there was approximately $441,000 of total unrecognized compensation cost related to the Purchase Plan. This cost is expected to be recognized over a weighted average period of 10.6 months.

As of December 31, 2013, the number of shares of common stock reserved for future issuance under all option plans and the Purchase Plan was 14,530,673.

Valuation and Expense of Stock-based Compensation

The Company calculates the fair value of each restricted stock award based on its stock price on the date of grant. The Company values the MSUs using the Monte Carlo simulation model and amortizes the compensation expense over the three year performance and service period. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the award, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Compensation cost for all stock-based payments granted is based on the estimated grant-date fair value estimated in accordance with the provisions of FASB’s guidance on stock compensation. The Company amortizes its stock-based compensation expense on an accelerated basis.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense and the related income tax benefit recognized for the fiscal years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Stock options	$3,501	$5,070	$3,823
ESPP	987	534	842
Restricted stock units	1,721	1,155	844
Market stock units	1,101	577	—
Accelerated options and miscellaneous grants (1)	14	—	338

Total stock-based compensation	$7,324	$7,336	$5,847

Income tax benefit	$2,186	$2,538	$1,721

1.	The amount reported in fiscal 2013 represent a stock grant issued to a current employee of the Company. The amount reported in fiscal 2011 was related to accelerated options and a stock grant issued to the beneficiary of a deceased senior executive.

Included in the total stock-based compensation for fiscal years ended December 31, 2012 and 2011 are approximately $56,000 and $683,000 of stock-based compensation classified as liability based awards, respectively.

We estimate the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plans. We also look at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimate the volatility of our common stock by using historical volatility over the expected term. Our estimate of the forfeiture rate is based upon historical data from the previous twelve months. We divide options forfeited into options outstanding for the period to arrive at an annualized historical forfeiture rate. We base the risk-free interest rate used in the option valuation model on the daily Treasury yield curve interest rate published by the U.S. Department of the Treasury. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The assumptions we use to estimate the fair value of stock options granted and stock purchase rights granted under our ESPP program for the fiscal years 2013, 2012 and 2011 are as follows:

	Options
	Years ended December 31,
	2013	2012	2011
Dividends	0%	0%	0%
Forfeiture rate	2 – 4%	2 – 4%	2 – 4%
Risk-free interest rate	0.77 – 1.75%	0.63 – 1.01%	0.83 – 2.21%
Expected life (in years)	5.56 – 5.67	5.60 – 5.63	5.57 – 5.69
Expected volatility	49.50 – 53.58%	53.67 – 54.17%	53.88 – 54.96%

	ESPP
	Years ended December 31,
	2013	2012	2011
Dividends	0%	0%	0%
Risk-free interest rate	0.08 – 0.35%	0.13 – 0.17%	0.22 – 0.27%
Expected life (in years)	1.25	1.25	1.25
Expected volatility	28.63 – 41.52%	42.12 – 44.17%	37.36 – 42.34%

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal years 2013, 2012 and 2011, the Company issued 377,178 shares, 373,776 shares and 403,814 shares, respectively under the Purchase Plan. The weighted-average fair value of employees’ stock purchase rights under the Purchase Plan during fiscal years 2013, 2012 and 2011 was $1.90, $2.14 and $1.88 per share, respectively.

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

On July 29, 2013, the Board of Directors approved an additional share repurchase program totaling $40 million over a twelve month period. The timing and amount of any shares repurchased are determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. Repurchases are made in compliance with all Securities Exchange Commission (SEC) rules and other legal requirements and are made in part under a Rule 10b5-1 plan, a rule established by the SEC which permits stock repurchases when the Company might otherwise be precluded from doing so. Actuate started purchasing shares under this program effective September 1, 2013.

During fiscal 2013, the Company repurchased 3,732,961 shares for a total of $26.1 million in the open market. As of December 31, 2013 $26.9 million remains of the $40 million authorized.

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

10.	Actuate 401(k) Plan

The Company sponsors a salary deferral 401(k) plan for all of its eligible domestic employees. This plan allows employees to contribute up to 60% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service (“IRS”) Code. The maximum dollar limitation was $17,500 for fiscal year 2013. Beginning in fiscal year 2007, the Company started to match 50% of the employees’ first 3% annual contributions. The maximum match in any given plan year is calculated based on the lower of 3% of the employees’ eligible annual compensation or the then current IRS compensation wage limit. The IRS annual wage limit for fiscal year 2013 was $255,000. The Company’s contributions under the plan were charged to operations.

The following table represents the Company’s contribution activities for the following years:

	Years ended December 31,
	2013	2012	2011
IRS annual wage limit	$255,000	$250,000	$245,000
Maximum match per employee	$3,825	$3,750	$3,675
Employer contributions	$361,000	$368,000	$349,000

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Restructuring Charges

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

Fiscal 2013

During fiscal 2013, the Company incurred a restructuring charge of $1.1 million. Of this total, approximately $576,000 was severance and benefits related primarily to the structuring of the Company’s Performance Management Group in North America which reduced its workforce by 13 positions. As part of this restructuring, the Company downsized its office space in Toronto, Canada, and incurred an idle facility charge of approximately $398,000 consisting of a one-time net operating lease write off. The Company also incurred severance and benefits charges related to a reduction in force in Europe of approximately $90,000 and operating expenses associated with an idle facility in Europe which totaled approximately $90,000 during fiscal 2013. Additionally in Europe, The Company reached a partial settlement related to the restructuring of its French operation and as a result reversed approximately $178,000 of previously accrued severance liability. This reversal was partially offset by legal fees incurred during fiscal 2013.

Fiscal 2012

During fiscal 2012, the Company incurred a restructuring charge of $496,000. Of this total, approximately $421,000 was severance and benefits related to a restructuring of its French operation and $75,000 was associated with an idle facility in Europe.

Fiscal 2011

During fiscal 2011, the Company implemented restructuring actions that resulted in an aggregate charge of $889,000 and the elimination of 26 positions across our North American product development and global sales and marketing operations. Also included in the aggregate charges for the year were $316,000 of idle facilities charges related to the closure of a facility in Europe and final true-ups of operating expenses associated with an idle South San Francisco facility.

The idle facility charges are based on actual and estimated costs incurred, including estimates of sublease income on portions of the Company’s idle facilities that are periodically updated based on market conditions and in accordance with restructuring plans.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restructuring accrual activity for the fiscal years ended December 31, 2013, 2012 and 2011 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2010	$654	$631	$1,285
Restructuring charges	573	316	889
Cash payments, net of rents collected on sublease	(1,261)	(763)	(2,024)
Reclassified as a long-term asset (1)	—	26	26
Adjustments (2)	34	(6)	28

Balance at December 31, 2011	—	204	204
Restructuring charges	421	75	496
Cash payments, net of rents collected on sublease	—	(199)	(199)
Adjustments (2)	3	5	8

Balance at December 31, 2012	424	85	509
Restructuring charges	576	488	1,064
Cash payments, net of rents collected on sublease	(1,028)	(237)	(1,265)
Adjustments (2)	28	(22)	6

Balance at December 31, 2013:	—	314	314
Less: Current portion:	—	(262)	(262)

Long-term balance at balance at December 31, 2013 (3)	$—	$52	$52

(1)	The balance represents the long-term portion of the estimated operating expenses reimbursable to Actuate under its South San Francisco facility sublease agreement.

(2)	Adjustments mainly reflect the impact of foreign currency translation.

(3)	Included in “Other liabilities—long-term” section of the Consolidated Balance Sheets.

12.	Income Taxes

The following table presents the profit before income taxes for domestic and foreign operations (in thousands):

	Years ended December 31,
	2013	2012	2011
Domestic	$10,468	$12,102	$19,727
Foreign	(1,292)	6,329	(117)

Profit before income taxes	$9,176	$18,431	$19,610

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years ended December 31,
	2013	2012	2011
Federal:
Current	$1,648	$4,243	$6,428
Deferred	507	236	34

	2,155	4,479	6,462

State:
Current	587	471	921
Deferred	(25)	1,916	572

	562	2,387	1,493

Foreign:
Current	208	722	(87)
Deferred	(550)	540	(245)

	(342)	1,262	(332)

Provision for income taxes:	$2,375	$8,128	$7,623

The tax benefit associated with exercises of stock options reduced taxes currently payable by approximately $1.4 million, $2.2 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Such benefits were credited to additional paid-in capital. The tax expense associated with the increase of tax reserves related to unrecognized tax benefits was approximately $50,000 in fiscal year 2013. There was a tax expense of approximately $459,000 in fiscal year 2012 and a tax benefit of approximately $143,000 in fiscal year 2011.

The difference between provision for income taxes and the amount computed by applying the Federal statutory rate (35 percent) to income before taxes is explained below (in thousands):

	Years ended December 31,
	2013	2012	2011
Income taxes at Federal statutory rate	$3,212	$6,451	$6,864
Permanent differences	(316)	413	(74)
Tax effect of foreign operations	(656)	(547)	208
Valuation allowance build (release)	649	1,319	(296)
State tax, net of Federal benefit	433	381	1,135
Tax credits	(989)	—	(297)
Increase (decrease) of tax reserves	25	—	(76)
Other	17	111	159

Provision for income taxes:	$2,375	$8,128	$7,623

United States income and foreign withholding taxes have not been provided on undistributed earnings for non-U.S. subsidiaries. The undistributed earnings on a book basis for non-U.S. subsidiaries are approximately $16.5 million. The Company intends to reinvest these earnings indefinitely in its operations outside the U.S. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S at the current Federal and State tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution would potentially be subject to withholding taxes at rates applicable to that jurisdiction.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of deferred tax assets and liabilities for Federal and States are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets
Net operating loss carry-forwards	$3,865	$3,470
Research credit carry-forwards	4,430	4,385
Accruals and allowances not currently tax deductible	2,736	3,312
Non-qualified stock options	9,764	9,284

Total deferred tax assets	$20,795	$20,451
Valuation allowance	(4,086)	(3,324)

Gross deferred tax assets, less valuation allowance	$16,709	$17,127

Deferred tax liabilities
Fixed Assets and Acquired intangible assets	$2,429	$2,687

Net deferred tax assets:	$14,280	$14,440

As of December 31, 2013, the Company had Federal net operating loss carry-forwards of approximately $1.2 million which will begin to expire in fiscal year 2023 if not utilized. As of December 31, 2013, the Company had State research tax credit carry-forwards of approximately $7.5 million. The State research credits can be carried forward indefinitely. As of December 31, 2013, the Company had net operating loss carry-forwards in foreign jurisdictions of approximately $12.6 million which will expire at various dates beginning in fiscal year 2021 if not utilized. As of December 31, 2013, the Company had tax credit carry-forwards in foreign jurisdictions of approximately $2 million which will expire at various dates beginning in fiscal year 2020 if not utilized.

Utilization of the net operating losses and the research tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code and similar State provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Deferred tax assets should be recognized if realization of such assets is more likely than not. The net valuation allowance increased by approximately $760,000 during the year ended December 31, 2013. The net valuation allowance increased by approximately $1.4 and a decreased of approximately $630,000 during the years ended December 31, 2012 and December 31, 2011, respectively. The approximately $760,000 increase in the valuation allowance in fiscal year 2013 resulted from losses generated by the newly acquired Spanish entity and the California Research and Development (R&D) tax credits. These amounts are not expected to be utilized. The approximately $1.4 million increase in the valuation allowance in fiscal year 2012 resulted primarily from the increase in the valuation allowance associated with California research credits expected not to be utilized. As of December 31, 2013, approximately $2.5 million of the valuation allowance reflected above is related to foreign tax attributes in jurisdictions where the Company continues to project losses or limited profitability. These amounts will be credited to tax expense if in the future the Company determines that they should be realized.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the December 31, 2011 through December 31, 2013 amount of unrecognized tax benefits are as follows (in thousands):

Ending balance at December 31, 2011:	$4,615
Additions based on tax positions related to the current year	97
Additions based on tax positions related to the prior year	146
Decreases based on tax positions related to the prior year	(305)

Ending balance at December 31, 2012:	$4,553
Additions based on tax positions related to the current year	238
Additions based on tax positions related to the prior year	189
Decreases based on tax positions related to the prior year	(954)

Ending balance at December 31, 2013:	$4,026

As of December 31, 2013, the Company had total Federal, State, and foreign unrecognized tax benefits of $4 million. Of that total, approximately $3.3 million of the unrecognized tax benefits, if recognized would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Currently, there is no accrual for the payment of interest and penalties. As of December 31, 2013, the Company does not expect any material changes to uncertain tax positions within the next twelve months.

The Company is subject to taxation in the U.S., various States, and foreign jurisdictions. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The 2010 to 2013 tax years generally remain subject to U.S., State, or non-U.S. income tax examinations.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefitting the Company’s 2012 U.S. federal taxes, including the extension of the research credit and the treatment of income earned by controlled foreign corporations (look-through rule) could not be recognized in the Company’s 2012 financial results and instead were reflected in the Company’s 2013 financial results. We calculated a benefit of approximately $754,000 as a result of this change in law.

13.	Geographic Information

Actuate’s primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe. Actuate’s revenues by geographic area are as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Revenues:
North America	$106,697	$104,897	$106,341
Europe, Middle East and Africa (EMEA)	22,396	24,301	22,341
Asia Pacific and others	5,424	9,621	6,261

Total revenue	$134,517	$138,819	$134,943

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Contingencies

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

Acquisition of legodo ag

On January 31, 2014, Actuate acquired 100% of the shares of legodo ag, a privately held software company based in Karlsruhe, Germany whose mission is to develop software for easy and rapid generation of personalized customer correspondence via any modern communication channel, including social media. The acquisition purchase price totaled approximately $8.3 million, net of acquired cash as well as $1.6 million in potential additional payments which may be required through December 2014. These payments are wholly dependent on the achievement of specific contingencies. The $8.3 million was entirely paid in cash upon closing. The Company is currently evaluating the impact of this acquisition on the Company’s future financial statements.

Liquidation of Actuate Software (Shanghai) Co. Ltd.

On January 17, 2014 the Company announced the closure and liquidation of its Shanghai, China operation effective January 31, 2014. The liquidation will result in termination of approximately 50 employees, mainly in research and development, and total approximately $1.4 million in operating expenses mostly associated with employee severances, facility exit costs, equipment write-offs and other associated charges.

Share buybacks

On July 29, 2013, the Board of Directors approved a share repurchase program totaling $40 million over a twelve month period. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with all Securities Exchange Commission (SEC) rules and other legal requirements and will be made in part under a Rule 10b5-1 plan, a rule established by the SEC which permits stock repurchases when the Company might otherwise be precluded from doing so. Subsequent to December 31, 2013, through March 6, 2014, the Company has repurchased 1,026,773 shares totaling approximately $6.9 million in the open market under this stock repurchase plan.

ACTUATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial data for the eight quarters ended December 31, 2013 (in thousands, except per share data).

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$34,918	$34,902	$32,291	$32,406
Income from operations	$2,817	$2,230	$1,569	$2,764
Net income	$3,019	$1,313	$1,235	$1,234
Net income per share:
Basic	$0.06	$0.03	$0.03	$0.03
Diluted	$0.06	$0.03	$0.02	$0.02
Shares used in computing per share amounts:
Basic	48,180	47,781	48,175	48,117
Diluted	50,514	50,471	51,428	51,360

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$34,836	$36,228	$32,179	$35,576
Income from operations	$6,281	$6,225	$2,713	$3,338
Net income	$3,877	$5,561	$107	$$758
Net income per share:
Basic	$0.08	$0.11	$0.00	$0.02
Diluted	$0.07	$0.11	$0.00	$0.01
Shares used in computing per share amounts:
Basic	49,013	49,218	49,207	48,652
Diluted	52,681	52,949	52,794	51,244

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Additions charged to other accounts(1)	Deductions(2)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2013	$394	$(97)	$214	$(93)	$418
Year ended December 31, 2012	$720	$107	$(336)	$(97)	$394
Year ended December 31, 2011	$615	$(21)	$449	$(323)	$720

(1)	Represents amounts charged to revenue and deferred revenue for sales returns and other revenue related items.
(2)	Deductions are primarily comprised of write-offs of receivable balances against the allowance for doubtful accounts.