Form 10-Q
period 2014-03-31
ACTUATE CORP
filed 2014-05-08
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of April 30, 2014
Common Stock, par value $.001 per share	46,056,820

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$32,714	$41,750
Short-term investments	31,800	38,150
Accounts receivable, net of allowances of $348 and $418 at March 31, 2014 and December 31, 2013, respectively	17,691	27,418
Other current assets	10,356	8,251

Total current assets	92,561	115,569
Property and equipment, net	5,724	6,119
Goodwill	56,627	51,962
Purchased intangibles, net	12,384	8,588
Non-current deferred tax assets, net	12,920	13,019
Other assets	1,015	824

	$181,231	$196,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$157	$—
Accounts payable	1,242	1,586
Restructuring liabilities	127	262
Accrued compensation	4,771	5,795
Other accrued liabilities	5,099	5,420
Deferred revenue	44,037	46,293

Total current liabilities	55,433	59,356

Long-term liabilities:
Notes payable	275	889
Other liabilities	3,158	3,177
Long-term deferred revenue	1,427	1,640
Long-term income taxes payable	2,282	2,177

Total long-term liabilities	7,142	7,883

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 92,574,342 and 92,286,427 shares, respectively; outstanding 46,553,195 and 47,710,244 shares, respectively	47	48
Additional paid-in capital	262,663	260,060
Treasury stock, at cost; 46,021,147 and 44,576,183 shares, respectively	(207,970)	(198,531)
Accumulated other comprehensive income	2,225	2,204
Retained earnings	61,691	65,061

Total stockholders’ equity	118,656	128,842

	$181,231	$196,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
License fees	$6,218	$15,480
Services	17,868	19,438

Total revenues	24,086	34,918

Costs and expenses:
Cost of license fees	484	573
Cost of services	3,567	4,983
Sales and marketing	11,363	13,774
Research and development	7,061	6,560
General and administrative	5,693	5,880
Amortization of purchased intangibles	343	263
Restructuring charges	106	68

Total costs and expenses	28,617	32,101

(Loss) income from operations	(4,531)	2,817
Interest income and other income/(expense), net	(86)	300
Interest expense	(13)	(60)

(Loss) income before (benefit from) provision for income taxes	(4,630)	3,057
(Benefit from) provision for income taxes	(1,260)	38

Net (loss) income	$(3,370)	$3,019

Basic net (loss) income per share	$(0.07)	$0.06

Shares used in basic net (loss) income per share calculation	47,699	48,180

Diluted net (loss) income per share	$(0.07)	$0.06

Shares used in diluted net (loss) income per share calculation	47,699	50,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(3,370)	$3,019

Other comprehensive income/(loss):
Foreign currency translation	10	(1,335)
Net unrealized gain/(loss) on securities	11	(24)

Total comprehensive (loss) income	$(3,349)	$1,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net (loss) income	$(3,370)	$3,019
Adjustments to reconcile net (loss) income to net cash from operating activities:
Stock based compensation expense, net of liability-based awards	1,418	1,746
Excess tax benefits from stock based compensation	(70)	(710)
Amortization of purchased intangibles	742	640
Amortization of debt issuance cost	5	20
Bad debt expense	(25)	(151)
Depreciation	498	542
Accretion/amortization on short-term investments	(30)	(92)
Gain on liquidation of investments	—	(416)
Change in valuation allowance on deferred tax assets	—	(112)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	10,872	8,337
Other current assets	(944)	(124)
Accounts payable	(415)	(713)
Accrued compensation	(1,301)	(893)
Other accrued liabilities	(1,789)	(453)
Deferred tax assets, net of liabilities	102	(116)
Income taxes receivable/payable	(846)	186
Other deferred liabilities	(17)	(52)
Restructuring liabilities	(137)	(21)
Deferred revenue	(2,852)	(991)

Net cash generated by operating activities	1,841	9,646

Investing activities
Purchase of property and equipment	(52)	(161)
Proceeds from maturities of short-term investments	7,641	11,593
Purchase of short-term investments	(1,250)	(14,869)
Acquisitions, net of acquired cash	(3,945)	—
Net change in other non-current assets	(146)	11

Net cash provided by (used in) investing activities	2,248	(3,426)

Financing activities
Pay-down of the credit facility and other loan obligations	(4,764)	(12)
Excess tax benefits from stock based compensation	70	710
Proceeds from issuance of common stock	1,324	2,179
Stock repurchases	(9,542)	(10,000)
Tax withholdings related to net share settlements of restricted stock awards and units	(92)	(50)

Net cash used in financing activities	(13,004)	(7,173)
Effect of exchange rate changes on cash and cash equivalents	(121)	(682)

Net decrease in cash and cash equivalents	(9,036)	(1,635)
Cash and cash equivalents at the beginning of the period	41,750	37,483

Cash and cash equivalents at the end of the period	$32,714	$35,848

Supplemental cash flow disclosures:
Cash paid for interest	$17	$38
Cash paid for income taxes	$48	$225

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Summary of Significant Accounting Policies

The Company

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate enabled solutions help its enterprise customers maximize revenue, cut costs, create more effective customer communications, streamline operations and create competitive advantage. Applications built using Actuate’s products have delivered personalized analytics and insights to more than 200 million people. More than 3.5 million developers have downloaded open source BIRT, the open source Eclipse interactive development environment (IDE)-based project founded and co-led by Actuate. Many of these BIRT developers use commercial, value-added products from Actuate to enhance and deploy BIRT-based applications to deliver personalized analytics and insights to customers, partners and employees.

Enterprises use Actuate products to create customer-facing, Big Data analytics and customer communications management (CCM) applications with intuitive and visually-engaging experiences that provide unique insights from multiple data sources, delivered securely across high volume of users and devices with proven scalability to millions of users. Developers use BIRT and BIRT iHub™, Actuate’s commercial deployment platform for BIRT-based applications, to develop and deploy high scale applications that deliver information personalized for each user to enrich the brand experience and gain competitive advantage. BIRT iHub further ensures organizations can gain effective insights from Big Data and take advantage of mobile touch devices. Actuate’s BIRT Analytics™ delivers self-service predictive analytics to enhance customer engagement from Big Data. BIRT Content Services™ empowers ECM architects to easily transform, personalize and archive high volume content. Actuate’s goal is to ensure that its customers can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, enabling organizations to explore new avenues for improving the bottom line. Actuate’s principal executive offices are located at the BayCenter Campus at 951 Mariners Island Boulevard, in San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, developer.actuate.com, www.birtondemand.com, www.quiterian.com and www.legodo.com. The information posted on our Web sites is not incorporated into this Form 10-Q.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Actuate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 7, 2014.

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.

The condensed consolidated financial statements include the accounts of Actuate and its wholly-owned subsidiaries. Actuate has offices throughout North America, Europe and Asia including offices in the United States, Canada, Switzerland, United Kingdom, Germany, Spain, Singapore, Japan and Australia. All intercompany balances and transactions have been eliminated.

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

In addition to licenses sold on perpetual basis, Actuate also sells its products on a time-based arrangement. The time-based licenses are sold either as on-premise time-based offerings or as hosted Software-as-a-Service (SaaS). The time-based transactions are typically broken down into separate license and maintenance components. The license component is recognized ratably over the term of the underlying arrangement as license revenue while the maintenance component is recognized ratably over the term of the underlying arrangement in services revenue in the Company’s Condensed Consolidated Statement of Operations. Our SaaS offerings consist of BIRT Performance Analytics onDemand and BIRT onDemand. Actuate recognizes revenue on these licenses ratably over the term of the underlying arrangement. Revenues from Actuate’s SaaS offerings are reported as services revenue in the Company’s Condensed Consolidated Statement of Operations.

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

Share-based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit reflected in the Condensed Consolidated Statements of Operations in connection with stock options, restricted stock units, performance-based stock units and the Employee Stock Purchase Plan (“ESPP”) for three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	$591	$971
Restricted stock units (“RSUs”)	514	336
Performance-based stock units (1)	177	203
ESPP	136	236

Total share-based compensation	$1,418	$1,746

Income tax benefit	$458	$525

1.	Includes Performance Stock Units (“PSUs”) and market-performance based units (“MSUs”).

In May 2012, MSUs were granted to the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company. Each MSU represents the right to one share of Actuate’s common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of Actuate’s stock price relative to the performance of the Standard & Poor’s (“S&P”) Small Cap 600 Index over a two-year vesting period, up to 200% of the MSUs initially granted. After the initial performance period, 50% of the earned award vests immediately and the remaining 50% is subject to an additional one year service period.

In April 2013, additional MSUs were granted to the CEO and the CFO of the Company. The actual number of MSUs which will be eligible to vest will be based on the performance of Actuate’s stock price relative to the performance of the Russell 2000 Index over the vesting period, up to 200% of the MSUs initially granted. The award is divided into two tranches. The first tranche has a two year performance period and the second a three year performance period.

We valued the MSUs using the Monte Carlo simulation model and amortize the compensation expense over the three year performance and service period.

We estimate the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plans. We also look at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimate the volatility of our common stock by using historical volatility over the expected term. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those previously estimated. Management’s estimate of forfeitures is based on historical experience; however actual forfeitures could differ as a result of employee terminations which may impact future share-based compensation expense. We base the risk-free interest rate used in the option valuation model on the daily Treasury yield curve interest rate published by the U.S. Department of the Treasury. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the three months ended March 31, 2014 and 2013 are as follows:

	Options		ESPP
	Three Months Ended		Three Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Volatility	49.94%	53.58%	21.4–30.09%	34.3–41.52%
Expected term (years)	5.57	5.66	1.25	1.25
Risk free interest rate	1.73%	0.77%	0.07–0.30%	0.11–0.27%
Expected dividend yield	0%	0%	0%	0%

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

In the first quarter of 2014 the Company expanded its equity incentive program to grant RSUs in-lieu of stock options to its employees across all levels based on performance. Stock options will continue to be granted as part of the Company’s new hire program. Performance stock units (“PSUs”) were also granted for the first time to select key employees of the Company. PSU vesting is contingent upon meeting certain company-wide performance goals.

As of March 31, 2014, a total of 2,323,750 RSUs and performance-based awards were granted to the Company’s senior management, employees and non-employee Board of Directors.

Net (loss) Income Per Share

The Company computes basic net (loss) income per share using the weighted-average number of common shares outstanding during the period, less weighted average shares subject to repurchase. The Company computes diluted net (loss) income per share using the weighted-average number of common shares and dilutive share-based awards during the period determined by using the treasury stock method.

The table below reconciles the weighted-average common shares used to calculate basic net (loss) income per share with the weighted-average common shares used to calculate diluted net (loss) income per share (in thousands).

	Three Months Ended March 31,
	2014	2013
Weighted-average common shares outstanding	47,699	48,180
Weighted-average dilutive common equivalent shares under the treasury stock method	—	2,334

Weighted-average common shares used in computing diluted net (loss) income per share	47,699	50,514

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The weighted-average number of shares excluded from the calculation of diluted net loss per share was 8,637,457 for the three months ended March 31, 2014. The weighted-average number of restricted stock and performance-based unit shares excluded from the calculation of diluted net loss per share was 725,710 for the three months ended March 31, 2014 because their effect would have been anti-dilutive.

In the first quarter of fiscal year 2013, the weighted-average number of shares excluded from the calculation of diluted net income per share was 4,259,198. The weighted-average number of restricted stock and performance-based unit shares excluded from the calculation of diluted net income was 86,950 for the three months ended March 31, 2013. Such stock options, RSUs or performance-based units had they been dilutive, would have been included in the computation of diluted net income per share.

The weighted average exercise price of excluded stock options was $5.24 and $6.14 for the quarters ended March 31, 2014 and 2013, respectively.

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carry-forwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this assessment, we take into account predictions of the amount and category of taxable income from various sources and all available positive and negative evidence about these possible sources of taxable income. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. Based on the analysis of positive and negative factors noted above, we have no valuation allowance against U.S. federal deferred tax assets. For U.S. states, we have determined that it is more likely than not that the Company’s California research credits will not be realized as we continue to generate credits significantly in excess of our yearly California tax liability. As such, we continue to maintain a full valuation allowance against our excess deferred tax asset for California research credit carry forwards. We maintain a full valuation allowance against deferred tax assets in foreign jurisdictions with a history of losses and a partial valuation allowance in foreign jurisdictions where operating results beyond a certain time frame are less reliable. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in an income tax benefit in the period such determination is made.

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

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we adopted these presentation requirements during the first quarter of 2014. The Company currently accounts for its unrecognized tax benefits in accordance with this guidance. The adoption of this standard did not have a significant impact on our financial position, results of operations, or cash flows.

In 2013, the FASB issued new accounting guidance clarifying the accounting for the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this standard did not have a significant impact on our financial position, results of operations, or cash flows.

2. Acquisitions

legodo ag

On January 31, 2014, The Company acquired legodo ag, a privately held software company based in Karlsruhe, Germany, whose mission is to develop software for easy and rapid generation of personalized customer correspondence via any modern communication channel, including social media. Actuate acquired 100% of the outstanding shares held by legodo shareholders. At the time of the acquisition the Company paid $3.9 million in cash to legodo shareholders. This amount was net of $1.5 million in cash acquired. There is also $1.6 million in potential additional cash payments which may be required through December 2014. These additional payments are wholly dependent on the achievement of specific revenue contingencies. The estimated fair value of these performance-based payments of approximately $1.1 million was determined based on management’s estimate of fair value using a probability-weighted discounted cash flow model, which uses Level 3 inputs for fair value measurements.

Under the purchase accounting method, the total purchase price was allocated to legodo’s net tangible and intangible assets based upon their estimated fair values as of January 31, 2014. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.

Direct transaction costs related to the legodo acquisition totaling approximately $145,000 were incurred during the first quarter of 2014. These costs include legal and accounting fees, and other external costs directly related to the acquisition. These acquisition related costs were directly charged to general and administrative expense on the Condensed Consolidated Statements of Operations as incurred.

The table below represents the allocation of the purchase price to the acquired net assets of legodo based on their estimated fair values as of January 31, 2014 and the associated estimated useful life at that date.

	Amount (in thousands)	Useful life (in years)
Net tangible assets and liabilities	$(2,555)	N/A
Existing technology	2,722	7
Customer contracts and relationships	1,769	7
Goodwill	4,582	N/A

Total purchase consideration	$6,518

As with acquisitions that the Company has undertaken in the past, the Company has initiated structural changes in its corporate structure in order to incorporate legodo. These changes in Company’s organizational structure are ongoing and could affect future estimates and assumptions.

Net tangible assets and liabilities:

legodo’s tangible assets and liabilities as of January 31, 2014 were adjusted to their estimated fair value as necessary. Among the net tangible assets assumed were approximately $1.5 million in cash and cash equivalents, $1.1 million in trade receivables, and $4.3 million in notes payable. The notes payable was paid in full by Actuate immediately following acquisition.

Identifiable intangible assets:

Existing technology—consists of legodo’s scalable communication solutions which maximize the capabilities of connecting to customers while being able to customize messages and platforms. legodo’s software suite helps its users to have more control over various customer communication channels, such as emails, letters, texting, Multimedia Messaging Service (MMS), and others. Its solution is also used in providing document generation and creation, quotations and contracts management, and digital processing solutions. The existing technology represents an intangible asset separate from goodwill. The existing technology was valued using a form of the income approach known as the excess earnings method. In the excess earnings method, value is estimated as the present value of the benefits anticipated from ownership of the subject intangible asset in excess of the returns required on the investment in the contributory assets necessary to realize those benefits. It is based on the theory that all operating assets contribute to the profitability of an enterprise. Therefore, if the estimated earnings associated with a specific asset of a company rely on the use of other company assets, then the estimated earnings of the subject asset must be reduced by appropriate charges for the use of these contributory assets.

Customer contracts and relationships— legodo provides customer contact software to customers, primarily to German corporations. Typically, the Company works directly with customers through licensing its products and continued maintenance and consulting. These relationships represent an intangible asset separate from goodwill. Similar to the existing technology, the fair value of the customer contracts and relationships was established using the excess earnings method. Discussions with legodo management and review of the business operations indicated that the typical market participant interested in acquiring legodo would view the Company’s current customer relationships as an asset of central importance. An income approach was selected as the best method to capture the subject customers’ expected contribution to future earnings.

We expect to amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful life.

Goodwill:

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

The Company has assets that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on real-time quotes for transactions in active exchange markets involving identical assets.

•	Level 2—Valuations based on readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets Measured at Fair Value on a Recurring Basis

The following table represents information about the Company’s investments measured at fair value (in thousands).

	Fair value of investments as of March 31, 2014
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$4,475	$4,475	$—	$—
Federal and municipal obligations (2)	1,000	—	1,000	—
Corporate bonds (2)	25,050	—	25,050	—
Commercial paper (3)	8,750	—	8,750	—

	$39,275	$4,475	$34,800	$—

	Fair value of investments as of December 31, 2013
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$6,088	$6,088	$—	$—
Term deposits (1)	7,122	7,122	—	—
Commercial paper (2)	4,498	—	4,498	—
Corporate bonds (2)	32,652	—	32,652	—
Federal and municipal obligations (4)	4,000	—	4,000	—

	$54,360	$13,210	$41,150	$—

(1)	Included in cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheet.
(2)	Included in short-term investments in the Company’s Condensed Consolidated Balance Sheet.
(3)	Of this amount, approximately $3 million was included in cash equivalents at March 31, 2014 and the remainder was included in the short-term investment in the Company’s Condensed Consolidated Balance Sheet.
(4)	Of this amount, approximately $3 million was included in cash equivalents at December 31, 2013 and the remainder was included in short-term investments in the Company’s Condensed Consolidated Balance Sheet.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company’s cash, cash equivalents, short-term investments and non-current investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at March 31, 2014
Classified as cash and cash equivalents:
Cash	$25,239	$—	$—	$25,239
Money market funds	4,475	—	—	4,475
Commercial paper	3,000	—	—	3,000

	32,714	—	—	32,714
Classified as short-term investments:
Commercial paper	5,750	—	—	5,750
Corporate bonds (5)	25,041	16	(7)	25,050
Federal and municipal obligations	1,000	—	—	1,000

	31,791	16	(7)	31,800

Total	$64,505	$16	$(7)	$64,514

(5)	Securities totaling approximately $9.9 million were in an unrealized loss position at March 31, 2014. None of these securities were in a continuous unrealized loss position for greater than 12 months.

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2013
Classified as cash and cash equivalents:
Cash	$25,540	$—	$—	$25,540
Term deposits	7,122	—	—	7,122
Money market funds	6,088	—	—	6,088
Federal and municipal obligations	3,000	—	—	3,000

	41,750	—	—	41,750
Classified as short-term investments:
Commercial paper (6)	4,498	—	—	4,498
Corporate bonds (6)	32,654	—	(2)	32,652
Federal and municipal obligations	1,000	—	—	1,000

	38,152	—	(2)	38,150

Total	$79,902	$—	$(2)	$79,900

(6)	Securities totaling approximately $18.1 million were in an unrealized loss position at December 31, 2013. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Condensed Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income (loss). At March 31, 2014, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

4. Restructuring Charges

During the first quarter of fiscal 2014, the Company incurred a restructuring charge of approximately $106,000 associated mainly with closure of its Shanghai, China operation, which was effective January 31, 2014. The closure resulted in termination of approximately 50 employees, mainly in research and development, and totaled approximately $900,000 in employee severance and associated charges. Of the total $900,000 in severance associated with the China restructuring, only the portion that constituted one-time employee termination benefits were deemed as restructuring while the remaining balance was classified as an on-going employee benefits arrangement. An ongoing benefit arrangement is presumed to exist if an entity has a past practice of providing similar termination benefits, including statutorily-required benefits, to be provided in the event of involuntary termination. The Company classified most of the on-going benefits arrangement portion of the Shanghai, China restructuring to research and development as compensation expense during the first quarter of fiscal 2014.

Restructuring charges were based on actual and estimated costs incurred including estimates of sublease income on portions of our idle facilities that we periodically update based on market conditions and in accordance with our restructuring plans. These estimates were impacted by the rules governing the termination of employees, especially those in foreign countries.

The following table summarizes the restructuring accrual activity during the three months ended March 31, 2014 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2013	$—	$314	$314
Restructuring charges	106	—	106
Reclassification	96	(96)	—
Cash payments, net of rents collected on sublease	(164)	(71)	(235)
Adjustments (1)	—	(8)	(8)

Balance at March 31, 2014	$38	$139	$177
Less: Current portion:	(38)	(89)	(127)

Long-term balance at March 31, 2014 (2)	$—	$50	$50

(1)	Adjustments mainly reflect the impact of foreign currency translation.
(2)	Included in “Other liabilities—long-term” section of the Condensed Consolidated Balance Sheets.

5. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
North America	$17,394	$27,821
Europe, Middle East, and Africa (EMEA)	5,547	5,773
Asia Pacific and others	1,145	1,324

	$24,086	$34,918

As of March 31, 2014, we operated solely in one segment, which is the development, marketing and support of our enterprise reporting application platforms. There were no customers that accounted for more than 10% of total revenues in the three months ended March 31, 2014 or 2013.

6. Goodwill and Intangible Assets

Goodwill

The Company performs its annual impairment test of goodwill as of October 1st of each year. Goodwill is not amortized, but is evaluated for impairment on an annual basis or when impairment indicators are present. The potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recorded book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed on October 1, 2013. As a result, the Company did not record any impairment related to its goodwill for the period ended March 31, 2014.

The following is a roll-forward of the activity that affected goodwill during the first quarter of 2014 (in thousands):

Goodwill as of December 31, 2013	$51,962
Acquisition of legodo ag	4,582
Foreign currency translation	83

Goodwill as of March 31, 2014	$56,627

Purchased Intangibles

Other intangible assets consist of the following (in thousands):

	March 31, 2014				December 31, 2013
	Gross Carrying Amount	Acquisition of legodo ag	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer lists	$22,350	$1,769	$(18,880)	$5,239	$22,350	$(18,539)	$3,811
Purchased technologies	17,325	2,722	(12,926)	7,121	17,325	(12,527)	4,798
Leases	47	—	(37)	10	47	(35)	12
Currency exchange	(33)	47	—	14	(33)	—	(33)

	$39,689	$4,538	$(31,843)	$12,384	$39,689	$(31,101)	$8,588

Amortization expense of purchased technology and other intangible assets was approximately $742,000 and $640,000 for the quarters ended March 31, 2014 and 2013, respectively. Of this total, approximately $399,000 and $377,000 was related to the amortization of purchased technology for the periods ended March 31, 2014 and 2013, respectively.

During the quarter ended March 31, 2014, the Company recorded additions to its purchased intangible assets of approximately $4.5 million related to the acquisition of legodo ag. For additional discussion, see Note 2 of this Form 10-Q.

Amortization of purchased technology is included in cost of license fees in the accompanying Condensed Consolidated Statements of Operations. The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year	Purchased Technology and Intangibles
2014 (remainder of year)	$2,388
2015	3,178
2016	3,175
2017	1,121
2018 and thereafter	2,522

$12,384

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

Revolving credit line

During the second quarter of 2013, following a comparative evaluation of its credit facility, the Company decided to change to another vendor to service its borrowing needs. As a result, the Company terminated its existing credit agreement with Wells Fargo Capital Finance (“WFCF”) and on June 30, 2013 entered into a new revolving credit agreement with U.S. Bank National Association (“US Bank”) through and until June 29, 2017. The Company intends to use the proceeds from the Credit Agreement for working capital, acquisitions, issuance of commercial and standby letters of credit, stock repurchases, capital expenditures and other general corporate purposes.

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

Following the termination of its agreement with WFCF, the Company wrote-off all remaining unamortized costs related to the old credit facility totaling approximately $188,000 in the second quarter of 2013. Costs related to the new credit facility with US Bank were not significant.

As of March 31, 2014, there was no balance owed on the credit facility and the balance available under the revolving credit facility was $50 million.

The following table represents costs related to the Company’s credit facility (in thousands):

	Three Months Ended March 31,
	2014	2013
Amortization of debt issuance costs	$5	$20
Unused line fees	—	38

Total	$5	$58

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

The indebtedness under the Credit Agreement is secured by (i) substantially all of the personal property (whether tangible or intangible) of Actuate Corporation and Actuate International Holding Company (as guarantor) as well as the proceeds generated by that property and (ii) by a pledge of all of its stock and a portion of the stock of certain of its subsidiaries. The Company was in compliance with its financial covenants at March 31, 2014.

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. One of the loans is interest free and has a principal balance of approximately $0.5 million. This loan was repaid in March of 2014. The other loan is a variable rate loan with an average rate of approximately 5% and a principal balance of approximately $0.4 million. This loan is scheduled for repayment on a quarterly basis starting June 2014 and ending December 2016 and is classified as notes payable on the Company’s Condensed Consolidated Balance Sheet at March 31, 2014.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At March 31, 2014, the deferred rent liability balance related to the new lease totaled approximately $3.3 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $260,000 was classified as short term and $3.1 million was classified as other long term liabilities on the Company’s Condensed Consolidated Balance Sheet at March 31, 2014. Actuate is using the BayCenter Campus as its corporate headquarters.

Upon the execution of this lease, Actuate delivered to the new landlord two letters of credit totaling $225,300. These letters of credit guarantee Actuate’s contractual obligations related to the BayCenter Campus in San Mateo, California.

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $1.1 million in the first quarter of fiscal year 2014 and the first quarter of fiscal year 2013. In addition, the Company incurred facility related charges of approximately $203,000 and $170,000 in the first quarter of fiscal 2014 and 2013, respectively.

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

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 21,068,950 as of March 31, 2014.

Plan Summary	Available for Grant	Options and Awards Outstanding(2)	Total Authorized But Unissued
Amended and Restated 1998 Equity Incentive Plan	9,599,626	10,689,916	20,289,542
2001 Supplemental Stock Plan	705,541	31,156	736,697
1998 Non-Employee Director Option Plan	—	95,000	95,000

Total Stock Plans	10,305,167	10,816,072	21,121,239
Miscellaneous Stock Grant (1)	(52,289)	—	(52,289)

Total Stock Plans Balance at March 31, 2014	10,252,878	10,816,072	21,068,950

(1)	Board approved stock grant on February 17, 2011 to the beneficiary of a deceased senior executive in recognition of services performed. Also included are 2,289 shares of stock granted to an employee in April 2013.
(2)	Total outstanding at March 31, 2014 includes 8,701,130 of options and 2,195,312 of RSUs awards, net of 80,370 of forfeited MSUs in fiscal 2013.

The weighted average grant date fair value of options granted during the quarter ended March 31, 2014 was $2.83 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended March 31, 2014 was $279,000.

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.86-$3.56	1,003,795	3.72 years	$3.28	1,003,795	$3.28
$3.59-$4.80	1,581,617	3.89 years	$4.31	1,571,446	$4.31
$4.84-$5.11	904,229	2.91 years	$5.11	897,163	$5.11
$5.12-$5.48	1,221,759	6.52 years	$5.44	962,620	$5.44
$5.49-$5.55	905,887	8.56 years	$5.50	280,288	$5.55
$5.57-$6.10	1,399,467	5.43 years	$6.03	1,038,722	$6.09
$6.12-$6.30	1,334,345	7.08 years	$6.29	736,364	$6.28
$6.33-$8.01	350,031	7.92 years	$7.02	153,285	$6.90

$1.86-$8.01	8,701,130	5.52 years	$5.25	6,643,683	$5.03

	March 31, 2014	March 31, 2013
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	8,625,300	11,178,992
Aggregate intrinsic value (in thousands)	$7,461	$11,219
Weighted average exercise price per share	$5.25	$5.09
Weighted average remaining contractual term (in years)	5.50	6.02
Options Exercisable
Options currently exercisable	6,643,683	7,655,810
Aggregate intrinsic value of currently exercisable options (in thousands)	$6,958	$9,980
Weighted average exercise price per share	$5.03	$4.76
Weighted average remaining contractual term (in years)	4.67	4.84

As of March 31, 2014, the number of shares reserved for future grants under all option plans was 10,252,878. The number of shares available for future purchase under the Purchase Plan was 2,620,195.

Summary of Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Beginning outstanding balance	1,003,812	577,374
Awarded	727,500	367,500
Released	(38,250)	(21,062)
Forfeited	(7,750)	—

Ending outstanding balance	1,685,312	923,812

The weighted average grant date fair value of restricted stock units granted during the quarter ended March 31, 2014 and 2013 were $6.25 and $5.55 per unit, respectively.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding (1)	1,685,312	1.95	$10,146
Restricted stock units vested and expected to vest (2)	1,616,430	1.91	$6,844
Restricted stock units vested and deferred (3)	479,625	—	$2,887

(1)	Total outstanding units include all unvested and vested but deferred shares which will be released to the employee upon separation from service.
(2)	Includes shares vested to-date and expected to vest shares which comprises of unvested shares net of expected forfeitures.
(3)	Vested awards with deferral elections to be released to the employee upon separation from service.

Summary of Performance-Based Restricted Stock Units

	March 31, 2014	March 31, 2013
Beginning outstanding balance	279,630	235,000
Awarded	150,000	—

Ending outstanding balance	429,630	235,000

The weighted average grant date fair value of performance-based stock units granted during the quarter ended March 31, 2014 was $6.25.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Performance-based units outstanding (1)	429,630	1.67	$2,586
Performance-based units vested and expected to vest (2)	410,308	1.64	$2,247
Performance-based units vested and deferred (3)	37,130	—	$224

(1)	Total outstanding units include all unvested and vested but deferred shares which will be released to the employee upon separation from service.
(2)	Includes shares vested to-date and expected to vest shares which comprises of unvested shares net of expected forfeitures.
(3)	Vested awards with deferral elections to be released to the employee upon separation from service.

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Current portion
Maintenance and support	$40,270	$42,407
Other	3,767	3,886

Total current portion:	$44,037	$46,293
Long term portion:	1,427	1,640

Total deferred revenue	$45,464	$47,933

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

Other deferred revenue consists of deferred license, training and consulting fees generated from arrangements, which did not meet some or all of the revenue recognition criteria consistent with the Company’s revenue recognition policy, and are, therefore, deferred until all revenue recognition criteria have been met. Other deferred revenue also consists of deferred Software-as-a-Service (SaaS) fees which are recognized to revenue ratably over the term of the underlying arrangement.

9. Subsequent Events

On July 29, 2013, the Board of Directors approved a share repurchase program totaling $40 million over a twelve month period. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with all Securities Exchange Commission (SEC) rules and other legal requirements and will be made in part under a Rule 10b5-1 plan, a rule established by the SEC which permits stock repurchases when the Company might otherwise be precluded from doing so. Subsequent to March 31, 2014, through May 1, 2014, the Company has repurchased 578,641 shares totaling approximately $3.4 million in the open market under this stock repurchase plan.

On May 1, 2014, the Company announced a temporary suspension of its share repurchase program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 7, 2014.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding Actuate’s expectations, beliefs, hopes, intentions, plans or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to Actuate as of the date hereof, and Actuate assumes no obligation to update any such forward-looking statements. Actual results could differ materially from Actuate’s current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part II, Item 1A–Risk Factors of this Form 10-Q, Part I, Item 1A–Risk Factors in our Annual Report for the year ended December 31, 2013 and in other filings made by the Company with the Securities and Exchange Commission.

Overview

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate enabled solutions help its enterprise customers maximize revenue, cut costs, create more effective customer communications, streamline operations and create competitive advantage. Applications built using Actuate’s products have delivered personalized analytics and insights to more than 200 million people. More than 3.5 million developers have downloaded open source BIRT, the open source Eclipse interactive development environment (IDE)-based project founded and co-led by Actuate. Many of these BIRT developers use commercial, value-added products from Actuate to enhance and deploy BIRT-based applications to deliver personalized analytics and insights to customers, partners and employees.

Enterprises use Actuate products to create customer-facing, Big Data analytics and customer communications management (CCM) applications with intuitive and visually-engaging experiences that provide unique insights from multiple data sources, delivered securely across high volume of users and devices with proven scalability to millions of users. Developers use BIRT and BIRT iHub™, Actuate’s commercial deployment platform for BIRT-based applications, to develop and deploy high scale applications that deliver information personalized for each user to enrich the brand experience and gain competitive advantage. BIRT iHub further ensures organizations can gain effective insights from Big Data and take advantage of mobile touch devices. Actuate’s BIRT Analytics™ delivers self-service predictive analytics to enhance customer engagement from Big Data. BIRT Content Services™ empowers ECM architects to easily transform, personalize and archive high volume content. Actuate’s goal is to ensure that its customers can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, enabling organizations to explore new avenues for improving the bottom line. Actuate’s principal executive offices are located at the BayCenter Campus at 951 Mariners Island Boulevard, in San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, developer.actuate.com, www.birtondemand.com, www.quiterian.com and www.legodo.com. The information posted on our Web sites is not incorporated into this Form 10-Q.

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

Despite the ongoing global economic uncertainty, we have continued to achieve annual profitability and positive year-to-date cash flows. Nevertheless, our business model and longer-term financial results are not immune to a sustained economic downturn. While the global economy appears to be improving, the future direction and relative strength of the global economy continues to be uncertain and makes it difficult for us to forecast operating results and to make decisions about future investments. Information technology spending has historically declined as general economic and market conditions worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. Such economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

We continue to transition from our legacy e.Reports product suite to our new BIRT iHub product offering. As a consequence we are experiencing a decrease in license revenues generated by our e.Report products. We expect this decrease to be mitigated by increases in license revenue generated by our successor BIRT iHub offering over time. During this transition we may experience delays in adoption of our BIRT iHub offering by our customers which can adversely impact our license revenues. During the first quarter of 2014, we experienced a 60% reduction in our license revenues, partially driven by a sharp decline in license sales in excess of $1 million. We have also experienced higher than normal maintenance decline rates for our legacy products which is likely to continue. In the mean-time, BIRT iHub is expected to soon become the dominant contributor to license and maintenance revenues.

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

In the past Actuate has principally priced and sold its products on a perpetual model. However, the Company is actively transitioning its primary pricing model to a subscription model. We are seeing a shift in customer’s purchasing behavior for enterprise software. This shift appears to favor a subscription model. Generally speaking, these subscription licenses will be recognized ratably over the subscription service period. The subscription model provides more flexibility for our customers to use our software and we believe is in line with current market trends. We believe subscription-based license should provide an easier adoption of commercial software for open source BIRT users and provide our customers with timely access to Actuate’s latest product releases. We expect this transition to start in the second half of 2014 and be substantially complete by 2017.

We expect to continue to explore both organic and strategic growth opportunities. In particular, we may acquire companies or technology that can contribute to the strategic, operational and financial performance of our business. On January 31, 2014, we completed the acquisition of legodo ag, a privately held software company based in Karlsruhe, Germany whose mission is to develop software for easy and rapid generation of personalized customer correspondence via any modern communication channel, including social media. Legodo products will significantly expand the Accessible Customer Communications Management solution offered by our Content Services Group (formerly Xenos).

For the remainder of fiscal year 2014, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all in the fiscal year 2014, particularly among financial services companies. Secondly, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Analytics, Big Data, Performance Management and Customer Communications Management software purchases among fewer suppliers. Finally, we expect to experience vigorous competition in the market. Several of our competitors have released products that are marketed to be directly competitive with our offerings. We will continue to encounter customers choosing to develop information applications using programming languages such as Java. Actuate faces competition from large and well-established vendors including Microsoft, SAP, Oracle and IBM. The existence of these competitors may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles.

For the remainder of fiscal year 2014, we will continue to pursue our strategic initiatives to improve revenue growth driven by BIRT, BIRT iHub, BIRT Content services and BIRT Analytics. These initiatives are as follows:

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

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience, future expectations, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, stock-based compensation, accounting for income taxes, restructuring, allocation of purchase price of acquisitions, and the impairment of goodwill, have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies.

For further information about our significant accounting policies, see the discussion under Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2013, as filed with the SEC on Form 10-K on March 7, 2014.

Results of Operations

	Three Months Ended March 31, (in thousands except per share data)
	2014	2013	$ Change	% Change
Financial summary
Total revenues	$24,086	$34,918	$(10,832)	(31)%

Total operating expenses	28,617	32,101	(3,484)	(11)%

(Loss) income from operations	(4,531)	2,817	(7,348)	(261)%
Operating margins	(19)%	8%	(27)%	(338)%

Net (loss) income	$(3,370)	$3,019	$(6,389)	(212)%

Diluted net (loss) income per share	$(0.07)	$0.06	$(0.13)	(217)%

Shares used in diluted per share calculation	47,699	50,514

Financial Performance Summary for the quarter ended March 31, 2014:

•	Significant decrease in license revenues across all product groups and all geographies partially driven by a decrease in transactions greater than $1 million,

•	Continued momentum toward subscription-based transactions,

•	Completed the acquisition of German software firm legodo ag on January 31, 2014,

•	Closure of Actuate Shanghai, China on January 31, 2014.

The following table sets forth certain condensed consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2014	2013
Revenues:
License fees	26%	44%
Services	74	56

Total revenues	100	100

Costs and expenses:
Cost of license fees	2	2
Cost of services	15	14
Sales and marketing	47	39
Research and development	29	19
General and administrative	24	17
Amortization of purchased intangibles	1	1
Restructuring charges	—	—

Total costs and expenses	118	92

(Loss) income from operations	(18)	8
Interest income and other income /(expense), net	—	1
Interest expense	—	—

(Loss) income before income taxes	(18)	9
(Benefit from) provision for income taxes	(5)	—

Net (loss) income	(13)%	9%

Revenues

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2014	2013
Revenues
License fees	$6,218	$15,480	$(9,262)	(60)%
Services	17,868	19,438	(1,570)	(8)%

Total revenues	$24,086	$34,918	$(10,832)	(31)%

% of revenue
License fees	26%	44%
Services	74%	56%

Total revenues	100%	100%

Our revenues are derived from license fees and services. Our services revenues include software maintenance and support, professional services, subscriptions and hosting and training. Our total revenues during the first quarter of 2014 decreased 31% or $10.8 million compared to the corresponding period in the prior year as we experienced revenue decreases across all product groups and all geographies. Driving this decrease was a sharp decline in license transactions in excess of $1 million, primarily in North America. We recorded license revenue from several transactions in excess of $1 million in the first quarter of 2013 while no such license transactions were recorded during the first quarter of 2014. Included in the license revenue recoded in the first quarter of 2013 was a large legacy iServer transaction that did not recur in the first quarter of 2014 and was the driver for the 27% decrease in license revenues in EMEA.

We also experienced a decrease in compliance related transactions which typically carry a significant license component. The compliance group is an internal organization established to monitor and ensure that our customers remain in full compliance with the provisions of their respective licensing agreements with Actuate.

It is also important to note that the first quarter of 2013 marked the end of the quarterly revenue stream associated with the Company’s June 2010 settlement agreement with Oracle. The terms of the agreement called for equal cash payments of $1.3 million by Oracle to Actuate over twelve consecutive quarters ending March 31, 2013. Accordingly, Actuate recognized $1.3 million of associated revenues in the first quarter of 2013.

We are also seeing a shift in customer’s purchasing behavior for enterprise software which appears to favor a subscription-based model. Consistent with this trend, in the first quarter of 2014, we closed $1.2 million in subscription transactions. These transactions mark the second consecutive quarter of over $1 million in subscription bookings.

Our services revenue decreased 8% or approximately $1.6 million over the same quarter last year due mainly to lower maintenance revenues driven by our legacy e.Report Designer (“ERD”) product line as we transition from the ERD product suite to our open source BIRT-based product line. We also experienced a decrease in compliance related transactions which typically include back maintenance. Back maintenance consists of the amount a customer would have paid for maintenance and support of our software if they had continued to pay the actual maintenance fees for telephone support, bug fixes, patches, and upgrades.

Sales outside of North America were $6.7 million or 28% of total revenues for the first quarter of fiscal 2014, compared to $7.1 million, or 20% of total revenues for the first quarter of fiscal 2013. Fluctuations in foreign currency exchange rates did not have a significant impact on our revenues for the first quarter of fiscal 2013.

License fees. The decrease in license revenues for the first quarter of fiscal 2014 over the same period in the prior year was due primarily to a significant decrease in license sales in North America. This decrease was driven by a sharp reduction in the volume of transactions with a license component in excess of $1 million. In the first quarter of 2013, we closed three transactions with a license component in excess of $1 million in North America, while no such transactions were completed during the first quarter of 2014. License bookings decreased sharply from the levels recorded in the first quarter of 2013. We experienced a decrease in bookings associated with our legacy e.Report business, as we transition to newer BIRT based products along with a decrease in our BIRT iHub OEM transactions. Compliance related transactions which typically carry a significant license component also decreased during the quarter. Foreign currency exchange attributed to international license revenues was minimal during the first quarters of fiscal 2014 and fiscal 2013. At a consolidated level, we did not complete any license transactions greater than $1 million and closed transactions greater than $100,000 with 59 customers during the first quarter of fiscal 2014. During the same period last year we completed four license transactions greater than $1 million and closed transactions greater than $100,000 with 66 customers.

These negative trends in license revenues experienced during the quarter were partially offset by an increase in our subscription-based business in the first quarter of 2014 compared to the first quarter of 2013 as we secured $1.2 million in subscription-based transactions during the quarter. These transactions mark the second consecutive quarter of over $1 million in subscription bookings. We are also seeing a shift in customer’s purchasing behavior for enterprise software which appears to favor a subscription-based model. Based on this shift and our recent improvements in subscription bookings, we have accelerated our adoption of a subscription based licensing model for our products. We expect this acceleration to start in the second half of 2014 and be substantially complete by 2017. As a result, we expect to derive an increasing portion of our future revenues from subscriptions for our products. The subscription model provides more flexibility for our customers to use our software and we believe is in line with current market trends. We believe subscription-based license should provide an easier adoption of commercial software for open source BIRT users and provide our customers with timely access to Actuate’s latest product releases.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2014	2013
North America	$4,223	$12,740	$(8,517)	(67)%
Europe, Middle East, and Africa (EMEA)	1,721	2,367	(646)	(27)%
Asia Pacific and others	274	373	(99)	(27)%

Total license revenue	$6,218	$15,480	$(9,262)	(60)%

Percentage of total revenue	26%	44%

Services. Services revenue is comprised of maintenance and support, professional services, subscriptions and hosting and training. The 8% decrease in services revenues was driven by maintenance revenues, which decreased in the first quarter of 2014 compared to the corresponding period last year. We continue to experience a decrease in our overall maintenance revenue primarily by a recent trend of high maintenance renewal declines. Although our baseline maintenance renewals continue to strengthen, the first quarter of 2013 was positively impacted by transactions with customers that were not in full compliance with the provisions of their respective licensing agreements with Actuate. These transactions which typically include back maintenance, which did not recur to the same degree in the first quarter of 2014. In addition, the cumulative impact effect of prior declines continues to depress the maintenance renewal revenues. Our maintenance renewal decline rate improved from 19% in the first quarter of 2013 to 9% in the first quarter of 2014.

It is important to note that we are transitioning from our legacy e.Reports product suite to our new BIRT based product offering. As our legacy products age, we have experienced higher than normal decline rates which may continue for the foreseeable future. In the meantime, BIRT is expected to become the dominant contributor to license and maintenance revenues. As this transition progresses, we expect to continue to see our maintenance renewal decline rate improve, eventually resulting in stronger maintenance growth rates in the future.

The decrease in maintenance revenues were partially offset by higher subscription and hosting revenue in North America.

Professional services revenue decreased during first quarter of 2014 as we continue to experience an increase in the adoption of BIRT-based projects by our customers compared to last year. These BIRT-based projects do not require professional service to the same extent as the Company’s traditional designer products. We also experienced delays related to several large professional services engagements during the first quarter of 2014 caused by bad weather and project scheduling interruptions.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2014	2013
North America	$13,171	$15,081	$(1,910)	(13)%
EMEA	3,826	3,406	420	12%
Asia Pacific and others	871	951	(80)	(8)%

Total services revenue	$17,868	$19,438	$(1,570)	(8)%

Percentage of total revenue	74%	56%

By region, North America accounted for approximately 74% of the total services revenue in the first quarter of fiscal 2014 while EMEA and Asia Pacific accounted for 21% and 5% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 78% of the total services revenue while the EMEA and Asia Pacific regions accounted for 18% and 4% of the total services revenues, respectively. Fluctuations in foreign currency exchange rates did not have a significant impact on our services revenue for the first quarter of fiscal 2014.

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2014	2013
Cost of license fees	$484	$573	$(89)	(16)%
% of license revenue	8%	4%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in cost of license fees for the first quarter of fiscal 2014, compared to the corresponding period was due to lower compensation cost due to a reduced average headcount as well as lower documentation and production cost during the first quarter of 2014 compared to the first quarter of 2013. These reductions in cost were partially offset by increased amortization of purchased technologies associated with the legodo acquisition, which we completed in January 31, 2014. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 4% and 5% of revenues from license fees for the remainder of fiscal 2014.

Cost of services

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2014	2013
Cost of services	$3,567	$4,983	$(1,416)	(28)%
% of services revenue	20%	26%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the first quarter of 2014, compared to the same period last year was driven by lower employee compensation and travel cost of approximately $1.2 million. Average headcount of support and consulting personnel was lower by approximately 30% or 34 employees in the first quarter of 2014 compared to the first quarter of 2013 as we continue to reduce costs and align to market conditions. We also experienced lower third party consulting fees as a result of lower professional services revenues during the first quarter of 2014. These reductions were partially offset by the addition of 6 employees in Europe associated with the legodo acquisition. Currently we expect our cost of services expenses as a percentage of total services revenues to be in the range of 19% to 20% of total services revenues for the remainder of fiscal 2014.

Sales and marketing

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2014	2013
Sales and marketing	$11,363	$13,774	$(2,411)	(18)%
% of revenue	47%	39%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Our overall sales and marketing expense decreased in the first quarter of 2014 compared to the corresponding period in the prior year due to lower commissions, bonuses and sales-related travel as we experienced a 60% reduction in global license sales in the first quarter of 2014 compared to the first quarter of 2013. We also experienced a decrease in employee salaries, benefits, and related costs of approximately $1.1 million as our average sales and marketing headcount decreased by 11%, or 23 employees compared to the first quarter of 2013. These reductions in headcount were primarily in marketing and due to a reduction-in-force that we implemented in the second half of 2013 to better align our cost structure with market demand for our products. Partially offsetting these decreases was an increase in expense driven by the acquisition of legodo, which resulted in the addition of 6 employees in Europe during the first quarter of 2014. We currently expect our sales and marketing expenses to increase as a percentage of total revenue from the current levels as we anticipate higher sales capacity for the remainder of fiscal 2014.

Research and development

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2014	2013
Research and development	$7,061	$6,560	$501	8%
% of revenue	29%	19%

Research and development costs consist primarily of personnel and related costs associated with the development of new products, share-based compensation costs, enhancement of existing products, quality assurance and testing. Our overall research and development expense increased compared to the corresponding period in the prior year due to approximately $800,000 in employee severance and termination benefits associated with the closure of our Shanghai, China product development facility that was effective January 31, 2014 and resulted in the termination of approximately 50 employees. Most of the severance and termination payments associated with the China closure were classified as on-going benefits arrangements and were thereby charged to research and development as employee compensation expense. Please refer to Note 4 of this Form 10-Q for further discussion on-going employee termination benefits arrangement. The increase in expense in the first quarter of 2014 compared to the first quarter of 2013 was also attributed to employee compensation costs associated with the January 31, 2014 acquisition of legodo, which resulted in the addition of 15 research and development employees. These increases were partially offset by lower salaries and benefits as our average full-time employee headcount, adjusted for the China closure and the legodo acquisition decreased by 8% or 10 employees in the first quarter of 2014 compared to the same period in the prior year. We expect our research and development expenses as a percentage of total revenues to be in the range of 18% to 20% of total revenues for the remainder of fiscal 2014.

General and administrative

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2014	2013
General and administrative	$5,693	$5,880	$(187)	(3)%
% of revenue	24%	17%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The decrease in general and administrative expenses for the first quarter of fiscal 2014 compared to the corresponding period was due primarily to lower legal fees of approximately $320,000 as a result of higher number of contract compliance matters pursued during the first quarter of 2013 compared to the first quarter of 2014. These decreases were partially offset by approximately $145,000 in costs related to the legodo acquisition that was completed in January 2014. We anticipate our general and administrative expenses as a percentage of total revenue to be in the range of 17% to 20% of total revenues for the remainder of fiscal 2014.

Amortization of purchased intangibles

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2014	2013
Amortization of purchased intangibles	$343	$263	$80	30%
% of revenue	1%	1%

The increase in amortization expense during the first quarter of 2014 compared to the corresponding period in the prior year was due to the amortization of legodo intangibles which we started amortizing effective February 2014. We continue to amortize the intangible assets purchased through the acquisitions of legodo, Quiterian and Xenos on a straight-line basis over their estimated useful lives of seven years. For the remainder of fiscal 2014, we expect amortization expense related to purchased intangible assets to slightly increase as a result of our acquisition of legodo.

Restructuring charges

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2014	2013
Restructuring	$106	$68	$38	56%
% of revenue	—%	—%

Our restructuring expense increased in the first quarter of 2014 compared to the same period last year mainly due to charges associated with closure of our Shanghai, China research and development facility on January 31, 2014. The closure resulted in termination of approximately 50 employees, mainly in research and development, and totaled approximately $900,000 in employee severance and associated charges. Most of the severance and termination payments associated with the China closure were classified as on-going benefits arrangements and were thereby charged to research and development as employee compensation expense. Please refer to Note 4 of this Form 10-Q for further discussion on-going employee termination benefits arrangement.

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

Interest and other income (loss), net

	Three Months Ended (in thousands)
	March 31,		Variance $’s	Variance %
	2014	2013
Interest and other income	$55	$470	$(415)	(88)%
Foreign exchange loss	(141)	(170)	29	(17)%

Total interest and other income (loss), net	$(86)	$300	$(386)	(129)%
Interest expense	(13)	(60)	47	(78)%

Most of the decrease in Interest and other income (loss) during the first quarter of 2014 compared to the same period last year was due to a one-time gain that was charged to other income related to the liquidation of one of our subsidiaries in Asia which was deregistered in February 2013 and no longer remained a subsidiary of Actuate Corporation at March 31, 2013.

(Benefits from) provision for income taxes

	Three Months Ended (In thousands)
	March 31,		Variance $’s	Variance %
	2014	2013
(Benefit from) provision for income taxes	$(1,260)	$38	$(1,298)	N/A
Effective tax rate	27%	1%

The change from income to loss in first quarter 2014 resulted in a change from tax expense to a tax benefit as compared to the same quarter of the prior year. The first quarter 2013 tax provision was reduced due to a tax benefit from the extension of the federal research credit in the first quarter of 2013 and additional changes in the tax law that was not allowed in 2012 because the new tax law was not signed until January 2013. The federal research credit has again expired and is currently unavailable for calendar 2014 and as such, the Company is not benefiting any federal research credits in its estimated annual effective tax rate for 2014.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company does not believe it is reasonably possible that its reserve for uncertain tax positions would materially change in the next 12 months.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility. The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during the first quarter 2014. This data should be read in conjunction with the Condensed Consolidated Statements of Cash Flows.

	As of March 31, 2014	As of March 31, 2013	Change $	Change %
(dollars in thousands)
Cash, cash equivalents and short-term investments	$64,514	$68,160	$(3,646)	(5)%
Working capital	$37,128	$47,510	$(10,382)	(22)%
Notes payable – long-term portion	$275	$818	$(543)	(66)%
Stockholders’ equity	$118,656	$121,586	$(2,930)	(2)%

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of March 31, 2014, approximately $21.3 million of the total $64.5 million of cash, cash equivalents and short term investments was held by our foreign subsidiaries. Currently, the foreign cash is not available to fund the U.S. operations. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans or cash requirements do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash flows from operating activities: Net cash provided by operating activities was $1.8 million, resulting from net loss of $3.4 million, adjusted for $2.5 million in non-cash charges and $2.7 million net change in operating assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, and tax benefits related to stock benefit plans and other non-cash adjustments. Net change in operating assets and liabilities included a decrease in accounts receivables, accrued compensation and other liabilities primarily associated with payments of year-end bonuses and commissions, payments of income and sales tax, payment of annual 401(k) Plan match for fiscal 2013, and payments of accrued audit and legal fees. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date remained relatively flat due to decreases in our revenue and accounts receivable balance. DSO increased by 2 days from 64 days at March 31, 2013 to 66 days at March 31, 2014. We continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our overall maintenance revenues comprised 68% of our total revenues in the first quarter of fiscal 2014 and we believe that future proceeds from maintenance renewals will be one of primary sources of our operating cash flows. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash provided by investing activities for the three months ended March 31, 2014 was approximately $2.2 million compared with cash used of $3.4 million for the same period in fiscal 2013. The increase in cash provided in the first quarter of this year was mainly due to the timing of purchases and maturities of marketable securities, partially offset by cash used in the acquisition of legodo ag, which totaled $3.9 million, net of acquired cash.

Cash flows from financing activities: Cash used in financing activities was $13 million for the three months ended March 31, 2014 compared to $7.2 million used during the same period in fiscal 2013. This increase in cash outflows was driven by debt related payments totaling approximately $4.8 million during the first quarter of 2014. Approximately $4.3 million of the total debt payment was made in the first quarter of 2014 related to the legodo acquisition. The legodo debt was assumed by Actuate at the time of acquisition and was paid in full immediately following the completion of the acquisition. We also repaid one of the two loans which we inherited from our acquisition of Quiterian totaling approximately $0.5 million. The loans were previously executed to finance the development of the Quiterian software. Payments related to share buybacks remained at approximately the same levels as those paid in the prior year and were partially offset by lower proceeds from exercise of employee stock options and associated tax benefits during the first quarter of 2014 compared with the first quarter of 2013.

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

Contractual Obligations and Commercial Commitments

General

The Company is engaged in certain legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, the Company believes it has adequate legal defenses and it believes that neither the ultimate outcome of any of these actions nor ongoing litigation costs will not have a material effect on the Company’s condensed consolidated financial position or results of operations.

Revolving credit line

During the second quarter of 2013, following a comparative evaluation of its credit facility, the Company decided to change to another vendor to service its borrowing needs. As a result, the Company terminated its existing credit agreement with Wells Fargo Capital Finance (“WFCF”) and on June 30, 2013 entered into a new revolving credit agreement with U.S. Bank National Association (“US Bank”) through and until June 29, 2017. The Company intends to use the proceeds from the Credit Agreement for working capital, acquisitions, issuance of commercial and standby letters of credit, stock repurchases, capital expenditures and other general corporate purposes.

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

Following the termination of its agreement with WFCF, the Company wrote-off all remaining unamortized costs related to the old credit facility totaling approximately $188,000 in the second quarter of 2013. Costs related to the new credit facility with US Bank were not significant.

As of March 31, 2014, there was no balance owed on the credit facility and the balance available under the revolving credit facility was $50 million.

The following table represents costs related to the Company’s credit facility (in thousands):

	Three Months Ended March 31,
	2014	2013
Amortization of debt issuance costs	$5	$20
Unused line fees	—	38

Total	$5	$58

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

The indebtedness under the Credit Agreement is secured by (i) substantially all of the personal property (whether tangible or intangible) of Actuate Corporation and Actuate International Holding Company (as guarantor) as well as the proceeds generated by that property and (ii) by a pledge of all of its stock and a portion of the stock of certain of its subsidiaries. The Company was in compliance with its financial covenants at March 31, 2014.

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. One of the loans is interest free and has a principal balance of approximately $0.5 million. This loan was repaid in March of 2014. The other loan is a variable rate loan with an average rate of approximately 5% and a principal balance of approximately $0.4 million. This loan is scheduled for repayment on a quarterly basis starting June 2014 and ending December 2016 and is classified as notes payable on the Company’s Condensed Consolidated Balance Sheet at March 31, 2014.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At March 31, 2014, the deferred rent liability balance related to the new lease totaled approximately $3.3 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $260,000 was classified as short term and $3.1 million was classified as other long term liabilities on the Company’s Condensed Consolidated Balance Sheet at March 31, 2014. Actuate is using the BayCenter Campus as its corporate headquarters.

Upon the execution of this lease, Actuate delivered to the new landlord two letters of credit totaling $225,300. These letters of credit guarantee Actuate’s contractual obligations related to the BayCenter Campus in San Mateo, California.

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense was approximately $1.1 million in the first quarter of fiscal year 2014 and the first quarter of fiscal year 2013. In addition, the Company incurred facility related charges of approximately $203,000 and $170,000 in the first quarter of fiscal 2014 and 2013, respectively.

The following table summarizes the Company’s contractual obligations as of March 31, 2014 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Obligations:
Operating leases (1)	$28,456	$4,262	$7,100	$6,413	$10,681
Interest and loan obligations (2)	477	158	319	—	—
Obligations for unrecognized tax benefits (3)	2,177	—	2,177	—	—

Total	$31,110	$4,420	$9,596	$6,413	$10,681

(1)	The Company’s future contractual obligations include minimum lease payments under operating leases at March 31, 2014.
(2)	Estimated interest and principal due on the notes payable funded by the Spanish government for the development of Quiterian software.
(3)	Represents the tax liability associated with unrecognized tax benefits estimated between 1 to 3 years. In addition, as of March 31, 2014, our unrecognized tax benefits included $1.9 million which is netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the amounts netted against deferred tax assets, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 12 of our Notes to these Condensed Consolidated Financial Statements of our Form 10-K for fiscal year 2013 filed with the SEC on March 7, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first three months of fiscal years 2014 and 2013 we derived 28% and 20% of our total revenues from sales outside of North America, respectively. We face exposure to market risk on these receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected financial results. Our realized losses due to foreign exchange rate fluctuations was approximately $141,000 during the first three months of fiscal 2014 compared to losses of approximately $170,000 for the first three months of fiscal 2013. During the first quarter of fiscal 2014, exchange rate fluctuations on foreign revenue and expense transactions were minimal.

We performed a sensitivity analysis on the net monetary assets subject to revaluation that are held primarily by our international subsidiaries. We used the following steps to determine the approximate impact of currency exchange rate fluctuations:

•	Identified material net monetary assets held in non-functional currencies. These primarily consist of the Euro, British Pound, Canadian Dollar, and the U.S. Dollar-based net assets held by our international subsidiaries.

•	Applied hypothetical changes in exchange rates to these net monetary balances held by each subsidiary as identified above. The result was a hypothetical revaluation gain or (loss) in the subsidiary’s functional currency.

•	We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or (losses) before income taxes. These hypothetical results are summarized in the table below as of March 31, 2014:

Estimated annual change in currency exchange (in thousands)
-15%	-10%	-5%	+5%	+10%	+15%
$(1,951)	$(1,301)	$(650)	$650	$1,301	$1,951

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. There was no customer that accounted for more than 10% of total revenues in the first quarter of fiscal 2014.

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

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2014 (the Evaluation Date), Actuate Corporation carried out an evaluation under the supervision and with the participation of Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Actuate’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, (1) Actuate’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Actuate’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Actuate files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in Actuate’ internal control over financial reporting during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, Actuate’ internal control over financial reporting.

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

The susceptibility of the Company’s operating results to significant fluctuations makes any prediction, including the Company’s estimates of future operating results, difficult. In addition, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and investors should not rely on them as indications of the Company’s future performance. The Company’s operating results have in the past varied, and may in the future vary significantly due to factors such as the following:

•	Demand for its products;

•	The size and timing of significant orders for its products;

•	A slowdown or a decrease in spending on information technology by its current and/or prospective customers;

•	Competition from products directly competitive with its products;

•	Lost revenue from introduction or market acceptance of open source products directly competitive with its products;

•	The management, performance and expansion of its international operations;

•	Foreign currency exchange rate fluctuations;

•	Customers’ desire to consolidate their purchases of software similar in functionality to the Company’s software to one or a very small number of vendors from which a customer has already purchased software;

•	General domestic and international economic and political conditions, including war, terrorism, and the threat of war or terrorism;

•	Sales cycles and sales performance of its indirect channel partners;

•	Changes in the way it and its competitors price their respective products and services, including maintenance and transfer fees;

•	Continued successful relationships and the establishment of new relationships with OEMs;

•	Changes in its level of operating expenses and its ability to control costs;

•	The cost, outcome or publicity surrounding any pending or threatened lawsuits;

•	Ability to make new products and product enhancements commercially available in a timely manner;

•	Ability to effectively launch new or enhanced products, including the timely education of the Company’s sales, marketing and consulting personnel with respect to such new or enhanced products;

•	Customers delaying purchasing decisions in anticipation of new products or product enhancements;

•	Budgeting cycles of its customers;

•	Failure to successfully manage acquisitions and integrate acquired companies;

•	Defects in products and other product quality problems;

•	Failure to successfully meet hiring needs including for qualified professional services employees and unexpected personnel changes;

•	Changes in the market segments and types of customers where it focuses sales and marketing efforts;

•	Changes in perpetual licensing models to term-or subscription-based models with respect to which license revenue is not fully recognizable at the time of initial sale;

•	Changes in service models with respect to which consulting services are performed on a fixed-fee, rather than variable fee, basis; and

•	Potential impairments of goodwill, intangibles and other investments.

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

IF WE FAIL TO SUCCESSFULLY MANAGE OUR BUSINESS MODEL TRANSITION TO SUBSCRIPTION-BASED LICENSING, OUR RESULTS OF OPERATIONS WILL BE MATERIALLY NEGATIVELY IMPACTED.

To address the industry transition from perpetual licensing to subscription licensing, and to fuel the growth of our business in the long term, we have accelerated our adoption of a subscription based licensing model for our products. We expect this acceleration to start in the second half of 2014 and be substantially complete by 2017. As a result, we expect to derive an increasing portion of our revenues from subscriptions for our products. This subscription model prices and delivers our products in a way that differs from our historical pricing method, which was predominantly a perpetual sales model as our customers’ purchases trend away from perpetual licenses toward subscriptions. In the short-term we will experience a deferral of revenues and lower initial cash inflows from our customers as the timing of the revenue recognition for subscription licenses is ratable, as opposed to a primarily up-front revenue treatment for perpetual licenses. We could also potentially experience operating losses as a result of this transition. While we intend to increase our number of customers and projects over time as a result of this transition, our ability to achieve these objectives is subject to risks and uncertainties. The risks and uncertainties include the following, among others:

•	The new offerings may require a considerable investment of financial, legal, sales and administrative resources, and a more scalable organization.

•	Market acceptance of subscription licensing may be affected by a variety of factors, including but not limited to license terms, customer preference and pricing.

•	Renewal rates of our subscription contracts

•	Channel acceptance

•	Customer’s willingness to license our products on a subscriptions basis

•	The ability of sales and other personnel to operate a subscription sales model.

The metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. If we are unable to successfully establish these new metrics and navigate our business model transition in light of the foregoing and other currently unknown risks and uncertainties, our results of operations will be materially negatively impacted.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 28%, 20% and 30% for the first quarters of fiscal years 2014, 2013 and 2012, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 18%, 51%, and 45% of total revenues from license fees for the first quarters of fiscal years 2014, 2013 and 2012, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST ITS CURRENT AND FUTURE COMPETITORS.

The Company’s market is intensely competitive and characterized by rapidly changing technology, evolving standards and product releases by the Company’s competitors that are marketed to compete directly with the Company’s products. The Company’s competition comes in five principal forms:

•	Competition from current or future Business Intelligence, data discovery and Big Data software vendors such as Information Builders, Qlik Tech, Pentaho, Jaspersoft, MicroStrategy and Tableau, each of which offers reporting products;

•	Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell BI, Analytics, Customer Communications Management, Big Data and Performance Management capabilities as separate products or include similar functionality with their applications or databases;

•	Competition from other software vendors and software development tool vendors including providers of open-source software products that may develop scalable custom Business Analytics, Performance Management, Customer Communications Management, Big Data and Information Applications products;

•	Competition from the IT departments of current or potential customers that may develop scalable custom Business Intelligence, Analytics, Big Data, Performance Management, Customer Communications Management and information applications products internally, which may be cheaper and more customized than the Company’s products; and

•	Competition from Eclipse BIRT and freemium (F-Type). The Company expects that BIRT and F-Type software, which are free, may cannibalize some smaller sales of its custom Big Data, Performance Management and Business Intelligence and information applications products.

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

IF THE MARKET FOR BUSINESS INTELLIGENCE, ANALYTICS, BIG DATA, PERFORMANCE MANAGEMENT AND CUSTOMER COMMUNICATIONS MANAGEMENT SOFTWARE DOES NOT GROW AS THE COMPANY EXPECTS, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

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

We prepare our condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in existing principles or guidance can have a significant effect on our reported results and may retroactively affect previously reported results. Additionally, proposed accounting standards could have a significant impact on our operational processes, revenues and expenses, and could cause unexpected financial reporting fluctuations.

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

THE COMPANY MAY BE UNABLE TO SUSTAIN OR INCREASE ITS PROFITABILITY.

While the Company was profitable in its last eight fiscal years, it incurred net losses during fiscal year 2003 and 2002. Its ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in its business. It expects its operating expenses to increase as its business grows, and it anticipates that it will make investments in its business. Therefore, the Company’s results of operations will be harmed if its revenues do not increase at a rate equal to or greater than increases in its expenses or are insufficient for it to sustain profitability. Due to the Company’s decision to accelerate the transition to a subscription license model, it is likely we will incur operating losses in future periods.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended March 31, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
January 1, 2014 through January 31, 2014	416,808	$7.83	416,808	$23,612,765
Month #2
February 1, 2014 through February 28, 2014	501,915	$5.97	501,915	20,629,627
Month #3
March 1, 2014 through March 31, 2014	551,303	$5.98	551,303	17,332,759

Total	1,470,026	$6.49	1,470,026

(1)	The Company’s stock repurchase program was originally announced in September 2001 and has been extended from time to time by Actuate’s Board of Directors. On July 29, 2013, the Board of Directors approved a share repurchase program totaling $40 million over a twelve month period. The timing and amount of any shares repurchased are determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. Repurchases are made in compliance with all Securities Exchange Commission (SEC) rules and other legal requirements and are made in part under a Rule 10b5-1 plan, a rule established by the SEC which permits stock repurchases when the Company might otherwise be precluded from doing so. Actuate started purchasing shares under this program effective September 1, 2013.

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed with this 10-Q.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation (Registrant)

Dated: May 8, 2014	By:	/S/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)