Form 10-Q
period 2014-06-30
ACTUATE CORP
filed 2014-08-07
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of July 31, 2014
Common Stock, par value $0.001 per share	46,367,938

Actuate Corporation

Part I. Financial Information

Item 1.	Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$29,601	$41,750
Short-term investments	29,822	38,150
Accounts receivable, net of allowances of $165 and $418 at June 30, 2014 and December 31, 2013, respectively	16,217	27,418
Other current assets	9,617	8,251

Total current assets	85,257	115,569
Property and equipment, net	5,241	6,119
Goodwill	56,392	51,962
Purchased intangibles, net	11,479	8,588
Non-current deferred tax assets, net	12,834	13,019
Other assets	928	824

	$172,131	$196,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$157	$—
Accounts payable	1,051	1,586
Current portion of restructuring liabilities	183	262
Accrued compensation	5,457	5,795
Other accrued liabilities	6,027	5,420
Deferred revenue	38,204	46,293

Total current liabilities	51,079	59,356

Long-term liabilities:
Notes payable	268	889
Other liabilities	3,096	3,177
Long-term deferred revenue	1,050	1,640
Long-term income taxes payable	2,381	2,177

Total long-term liabilities	6,795	7,883

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 91,102,175 and 92,286,427 shares, respectively; outstanding 46,086,570 and 47,710,244 shares, respectively	46	48
Additional paid-in capital	261,011	260,060
Treasury stock, at cost; 45,015,605 and 44,576,183 shares, respectively	(207,574)	(198,531)
Accumulated other comprehensive income	1,695	2,204
Retained earnings	59,079	65,061

Total stockholders’ equity	114,257	128,842

	$172,131	$196,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
License fees	$7,335	$16,155	$13,553	$31,635
Services	19,178	18,747	37,046	38,185

Total revenues	26,513	34,902	50,599	69,820

Costs and expenses:
Cost of license fees	512	551	996	1,124
Cost of services	3,869	4,431	7,436	9,414
Sales and marketing	11,538	14,316	22,901	28,090
Research and development	6,218	6,382	13,279	12,942
General and administrative	6,344	6,168	12,037	12,048
Amortization of other purchased intangibles	364	301	707	564
Restructuring charges	201	523	307	591

Total costs and expenses	29,046	32,672	57,663	64,773

(Loss) Income from operations	(2,533)	2,230	(7,064)	5,047
Interest income and other income/(expense), net	401	17	315	317
Interest expense	(15)	(60)	(28)	(120)

(Loss) Income before income taxes	(2,147)	2,187	(6,777)	5,244
Provision for (benefits from) income taxes	185	874	(1,075)	912

Net (loss) income	$(2,332)	$1,313	$(5,702)	$4,332

Basic net (loss) income per share	$(0.05)	$0.03	$(0.12)	$0.09

Shares used in basic net (loss) income per share calculation	46,692	47,781	47,224	47,980

Diluted net (loss) income per share	$(0.05)	$0.03	$(0.12)	$0.09

Shares used in diluted net (loss) income per share calculation	46,692	50,471	47,224	50,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(2,332)	$1,313	$(5,702)	$4,332

Other comprehensive income/(loss), before tax:
Foreign currency translation	$(533)	$(250)	$(523)	$(1,585)
Net unrealized gain (loss) on securities	3	(55)	14	(79)

Total comprehensive (loss) income	$(2,862)	$1,008	$(6,211)	$2,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net (loss) income	$(5,702)	$4,332
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	3,325	4,091
Excess tax benefit from exercise of stock options	(82)	(814)
Amortization of other purchased intangibles	1,537	1,274
Amortization of debt issuance cost	10	40
Bad debt expense	(103)	(114)
Write-off of unamortized debt issuance costs	—	188
Depreciation	962	1,085
Change in valuation allowance on deferred tax assets	230	(89)
Impairments and write-offs	66	155
Gain on liquidation of subsidiary	—	(416)
Accretion/amortization on short-term debt securities	(12)	(225)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net of allowance	12,424	6,584
Other current assets	(743)	(415)
Accounts payable	(606)	(637)
Accrued compensation	(615)	565
Other accrued liabilities	(861)	(80)
Deferred tax assets, net of liabilities	(359)	(53)
Income taxes receivable/payable	(266)	1,009
Other deferred liabilities	(40)	(30)
Restructuring liabilities	(120)	(173)
Deferred revenue	(9,062)	(2,152)

Net cash (used in) provided by operating activities	(17)	14,125

Investing activities
Purchases of property and equipment	(91)	(356)
Proceeds from sale and maturity of investments	21,169	20,432
Purchases of short-term investments	(12,816)	(24,427)
Acquisitions, net of cash acquired	(3,945)	—
Security deposits and other	(63)	36

Net cash provided by (used in) investing activities	4,254	(4,315)

Financing activities
Pay-down of other loan obligations	(4,771)	—
Credit facility related payments	—	(12)
Excess tax benefit from exercise of stock options	82	814
Proceeds from issuance of common stock	1,609	3,809
Stock repurchases	(12,896)	(10,000)
Tax related to net share settlements of restricted stock awards and units	(94)	(50)

Net cash used in financing activities	(16,070)	(5,439)
Effect of exchange rates on cash and cash equivalents	(316)	(970)

Net (decrease) increase in cash and cash equivalents	(12,149)	3,401
Cash and cash equivalents at the beginning of the period	41,750	37,483

Cash and cash equivalents at the end of the period	$29,601	$40,884

Supplemental cash flow disclosures:
Cash paid for interest	$23	$102
Cash paid for income taxes	$76	$559

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

Enterprises use Actuate products to create customer-facing, Big Data analytics and customer communications management (CCM) applications with intuitive and visually-engaging experiences. These applications provide unique insights from multiple data sources, delivered securely across high volume of users and devices with proven scalability to millions of users. Developers use BIRT and BIRT iHub™, (Actuate’s commercial deployment platform for BIRT-based applications), to develop and deploy high scale applications that deliver information personalized for each user to enrich the brand experience and gain competitive advantage. BIRT iHub further ensures organizations can gain effective insights from Big Data and take advantage of mobile touch devices. Actuate’s BIRT Analytics™ delivers self-service predictive analytics to enhance customer engagement from Big Data. BIRT Content Services™ empowers ECM architects to easily transform, personalize and archive high volume content and customer correspondences. Actuate’s goal is to ensure that its customers can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, enabling organizations to explore new avenues for improving the bottom line. Actuate’s principal executive offices are located at the BayCenter Campus at 951 Mariners Island Boulevard, in San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, developer.actuate.com, www.birtondemand.com, www.quiterian.com and www.legodo.com. The information posted on our Web sites is not incorporated into this Form 10-Q.

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

Revisions of Prior Period Reported Amounts

During the second quarter of 2014, we identified and recorded adjustments associated with certain equity accounts reported in prior periods. The adjustments related entirely to the classification of accounts within shareholders’ equity. Specifically, it affected the classification amongst additional paid-in-capital (“APIC”), retained earnings and Treasury stock accounts for Employee Stock Purchase Plan (ESPP) shares that were previously reissued from Treasury. The reissuance resulted in a cumulative increase of approximately $3.75 million to Treasury stock account for the weighted average cost of the treasury shares reissued, a decrease of approximately $3.47 million to APIC for the reissuance price over cost (net gain) of the ESPP shares and an decrease of approximately $280,000 to retained earnings for the cost over price (net loss) from reissuance of the ESPP shares. Since these accounts are separate components within Stockholders equity, the net overall impact on the Consolidated Balance Sheet was zero for the period presented.

Pursuant to the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatement in the Current Year Financial Statements, we concluded that the adjustments were not material to any of our annual or interim periods or the current period.

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

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit reflected in the Condensed Consolidated Statements of Operations in connection with stock options, restricted stock units, performance-based stock units and the Employee Stock Purchase Plan (“ESPP”) for three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Stock options	$414	$1,214	$1,005	$2,185
Restricted stock units	1,238	498	1,752	834
Performance-based stock units (1)	160	297	337	500
ESPP	95	336	231	572

Total share-based compensation	$1,907	$2,345	$3,325	$4,091

Income tax benefit	$603	$689	$1,061	$1,214

(1)	Includes Performance Stock Units (“PSUs”) and market-performance based units (“MSUs”).

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

In April 2013, additional MSUs were granted to the CEO and the CFO of the Company. The actual number of MSUs which will be eligible to vest will be based on the performance of Actuate’s stock price relative to the performance of the Russell 2000 Index over the vesting period, up to 200% of the MSUs initially granted. The award is divided into two tranches. The first tranche has a two year performance period and the second has a three year performance period.

In April 2014, the CEO and CFO were each granted two PSU awards, each with its own distinct internal, company-wide performance metric. The metric for the first award has a one year performance period to determine number of earnable shares, up to 100% of the initial grant, followed by a three-year vesting period with one-third vesting at the end of each calendar year. The metric for the second award has a one year performance period to determine number of earnable shares, up to 150% of the initial grant, followed by a two-year vesting period with half vesting at the end of each calendar year. Vesting for both grants is subject to continued employment with the Company. The PSU awards have a fair value equal to the stock price on the grant date. We amortize the compensation expense over the three or four year performance and service periods if and when achievement of the performance metrics are determined probable.

We estimate the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plans. We also look at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimate the volatility of our common stock by using historical volatility over the expected term. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those previously estimated. Management’s estimate of forfeitures is based on historical experience; however actual forfeitures could differ as a result of employee terminations which may impact future share-based compensation expense. We base the risk-free interest rate used in the option valuation model on the daily Treasury yield curve interest rate published by the U.S. Department of the Treasury. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan (the “Purchase Plan”) for the six months ended June 30, 2014 and 2013 are as follows:

	Options Six Months Ended		ESPP Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Volatility	45.92 - 49.94%	53.19 - 53.58%	21.4 – 30.09%	34.3 - 41.52%
Expected term (years)	5.54 - 5.57	5.66 - 5.67	1.25	1.25
Risk free interest rate	1.62 - 1.73%	0.77 - 1.38%	0.07 - 0.30%	0.11 - 0.27%
Expected dividend yield	0%	0%	0%	0%

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

As of June 30, 2014, a total of 3,028,750 RSUs and performance-based awards have been granted to the Company’s senior management, employees and non-employee Board of Directors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average common shares outstanding	46,692	47,781	47,224	47,980
Weighted-average dilutive common equivalent shares under the treasury stock method	—	2,690	—	2,613

Weighted-average common shares used in computing diluted net (loss) income per share	46,692	50,471	47,224	50,593

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014(1)	2013(2)	2014(1)	2013(2)
Stock Options:
Weighted-average excluded shares	8,556	2,013	8,597	3,242
Weighted-average exercise price	$5.25	$5.98	$5.24	$6.13
Awards:
Weighted-average excluded shares	1,617	118	1,158	103

(1)	Common equivalent shares are excluded from the calculation of net loss per share for the three and six months ended June 30, 2014.
(2)	Anti-dilutive common equivalent shares are excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2013.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are evaluating the impact, if any, of adopting this new accounting standard on our financial statements.

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for Actuate beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.

In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

2. Acquisitions

legodo ag

On January 31, 2014, The Company acquired legodo ag, a privately held software company based in Karlsruhe, Germany, whose mission is to develop software for easy and rapid generation of personalized customer correspondence via any modern communication channel, including social media. Actuate acquired 100% of the outstanding shares held by legodo shareholders. At the time of the acquisition the Company paid $3.9 million in cash to legodo shareholders. This amount was net of $1.5 million in cash acquired. There is also $1.6 million in potential additional cash payments which may be required through December 2014. These additional payments are wholly dependent on the achievement of specific revenue contingencies. The initial estimated fair value of these performance-based payments of approximately $1.1 million was determined based on management’s estimate of fair value using a probability-weighted discounted cash flow model, which uses Level 3 inputs for fair value measurements. The fair value of the contingent consideration is remeasured on each reporting date, and changes to the fair value are recorded to acquisition related expenses on the consolidated statement of operations.

During the second quarter of 2014, we adjusted the estimated fair value of these performance-based payments due to a higher probability of meeting our annual revenue targets for legodo. As a result, we increased the fair value of these payments by $144,000 and increased the liability from $1.1 million to approximately $1.3 million at June 30, 2014. This second quarter 2014 adjustment of $144,000 was recorded to acquisition related expenses under general and administrative section of our Condensed Consolidated Statement of Operations.

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

The Company has assets that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on real-time quotes for transactions in active exchange markets involving identical assets.

•	Level 2—Valuations based on readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets Measured at Fair Value on a Recurring Basis

The following table represents information about the Company’s investments measured at fair value (in thousands).

	Fair value of investments as of June 30, 2014
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$4,351	$4,351	$—	$—
Term deposits (1)	800	800	—	—
Commercial paper (2)(3)	8,498	—	8,498	—
Corporate bonds (2)	24,824	—	24,824	—

	$38,473	$5,151	$33,322	$—

	Fair value of investments as of December 31, 2013
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$6,088	$6,088	$—	$—
Term deposits (1)	7,122	7,122	—	—
Commercial paper (2)	4,498	—	4,498	—
Corporate bonds (2)	32,652	—	32,652	—
Federal and municipal obligations (4)	4,000	—	4,000	—

	$54,360	$13,210	$41,150	$—

(1)	Included in cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheet.
(2)	Included in short-term investments in the Company’s Condensed Consolidated Balance Sheet.
(3)	Of this amount, approximately $3.5 million was included in cash equivalents at June 30, 2014 and the remainder was included in the short-term investment in the Company’s Condensed Consolidated Balance Sheet.
(4)	Of this amount, approximately $3 million was included in cash equivalents at December 31, 2013 and the remainder was included in short-term investments in the Company’s Condensed Consolidated Balance Sheet.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company’s cash, cash equivalents, and short-term investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at June 30, 2014
Classified as cash and cash equivalents:
Cash	$20,950	$—	$—	$20,950
Term deposits	800	—	—	800
Money market funds	4,351	—	—	4,351
Commercial paper	3,500	—	—	3,500

	29,601	—	—	29,601
Classified as short-term investments:
Commercial paper (5)	4,999	—	(1)	4,998
Corporate bonds (5)	24,811	19	(6)	24,824

	29,810	19	(7)	29,822

Total	$59,411	$19	$(7)	$59,423

(5)	Securities totaling approximately $16 million were in an unrealized loss position at June 30, 2014. None of these securities were in a continuous unrealized loss position for greater than 12 months.

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2013
Classified as cash and cash equivalents:
Cash	$25,540	$—	$—	$25,540
Term deposits	7,122	—	—	7,122
Money market funds	6,088	—	—	6,088
Federal and municipal obligations	3,000	—	—	3,000

	41,750	—	—	41,750
Classified as short-term investments:
Commercial paper (6)	4,498	—	—	4,498
Corporate bonds (6)	32,654	—	(2)	32,652
Federal and municipal obligations	1,000	—	—	1,000

	38,152	—	(2)	38,150

Total	$79,902	$—	$(2)	$79,900

(6)	Securities totaling approximately $18.1 million were in an unrealized loss position at December 31, 2013. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Our cash equivalent and short-term investment portfolio as of June 30, 2014, consists of investment grade U.S. Government Agency securities, taxable money market mutual funds and taxable commercial paper and corporate notes. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of June 30, 2014, we had no direct investments in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During fiscal years 2014 and 2013 we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive (loss) Income. At June 30, 2014, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

4. Restructuring Charges

During the first half of fiscal 2014, the Company incurred a restructuring charge of approximately $307,000 associated mainly with closure of its Shanghai, China operation, which was effective January 31, 2014. The closure resulted in termination of approximately 50 employees, mainly in research and development, and totaled approximately $1.2 million in employee severance and associated charges. Of the total $1.2 million in severance associated with the China restructuring, only the portion that constituted one-time employee termination benefits were deemed as restructuring while the remaining balance was classified as an on-going employee benefits arrangement. An ongoing benefit arrangement is presumed to exist if an entity has a past practice of providing similar termination benefits, including statutorily-required benefits, to be provided in the event of involuntary termination. The Company classified most of the on-going benefits arrangement portion of the Shanghai, China restructuring to research and development as compensation expense during the first six months of fiscal 2014.

Additionally, the Company recorded facility related charges associated with the Shanghai facility totaling approximately $112,000 which it incurred upon exiting the facility in the second quarter of 2014. The Company also updated its estimates of sublease income related to its idle facility in Toronto Canada resulting in approximately $89,000 in restructuring expense during the second quarter of 2014.

The following table summarizes the restructuring accrual activity during the six months ended June 30, 2014 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2013	$—	$314	$314
Restructuring charges (Q1)	106	—	106
Restructuring charges (Q2)	9	192	201
Reclassifications	96	(96)	—
Cash payments, net of rents collected on sublease	(185)	(152)	(337)
Other (1)	8	(98)	(90)

Balance at June 30, 2014:	34	160	194
Less: Current portion:	(34)	(149)	(183)

Long-term balance at June 30, 2014 (2)	$—	$11	$11

(1)	Mainly relate to non-cash asset charges related to the closure of the Shanghai facility that were recorded to restructuring expense but not included in the restructuring accruals and therefore adjusted for presentation purposes. Also included are foreign currency translation adjustments.
(2)	Included in “Other liabilities—long-term” section of the Condensed Consolidated Balance Sheet.

5. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
North America	$19,811	$26,731	$37,205	$54,552
Europe, Middle East, and Africa (EMEA)	5,227	6,820	10,774	12,593
Asia Pacific and others	1,475	1,351	2,620	2,675

	$26,513	$34,902	$50,599	$69,820

As of June 30, 2014, we operated solely in one segment, which is the development, marketing and support of our enterprise reporting application platforms. There were no customers that accounted for more than 10% of total revenues in the six months ended June 30, 2014 or 2013.

6. Goodwill and Other Purchased Intangible Assets

Goodwill

Goodwill is not amortized, but is evaluated for impairment on an annual basis or when impairment indicators are present. The Company performs its annual impairment test of goodwill as of October 1st of each year. The potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recorded book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed on October 1, 2013. As a result, the Company did not record any impairment related to its goodwill for the period ended June 30, 2014.

The following is a roll-forward of the activity that affected goodwill during the first half of 2014 (in thousands):

Goodwill as of December 31, 2013	$51,962
Acquisition of legodo ag	4,582
Foreign currency translation	(152)

Goodwill as of June 30, 2014	$56,392

Other purchased intangible assets consist of the following (in thousands):

	June 30, 2014				December 31, 2013
	Gross Carrying Amount	Acquisition of legodo ag	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$22,350	$1,769	$(19,239)	$4,880	$22,350	$(18,539)	$3,811
Purchased technologies	17,325	2,722	(13,354)	6,693	17,325	(12,527)	4,798
Leases	47	—	(39)	8	47	(35)	12
Foreign currency impact	(33)	(63)	(6)	(102)	(33)	—	(33)

	$39,689	$4,428	$(32,638)	$11,479	$39,689	$(31,101)	$8,588

Amortization expense of purchased technology and other intangible assets was approximately $795,000 and $634,000 for the quarters ended June 30, 2014 and 2013, respectively. Of this total, approximately $431,000 and $333,000 was related to the amortization of purchased technology for the quarters ended June 30, 2014 and 2013, respectively. Purchased identifiable intangible assets are amortized on a straight-line basis over their useful lives. The estimated useful economic lives of the acquired customer lists and purchased technologies are seven years. The estimated economic useful life of favorable leases is five years. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of income.

During the first quarter of 2014, the Company recorded additions to its purchased intangible assets of approximately $4.5 million related to the acquisition of legodo ag. For additional discussion, see Note 2 of this Form 10-Q.

The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year (in thousands):	Purchased Technology and Intangibles
2014 (remainder of year)	$1,584
2015	3,161
2016	3,158
2017	1,104
2018	917
2019 and thereafter	1,555

$11,479

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

As of June 30, 2014, there was no balance owed on the credit facility and the balance available under the revolving credit facility was $50 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In thousands):
Amortization of debt issuance costs	$5	$20	$10	$40
Unused line fees	—	37	—	75

	$5	$57	$10	$115

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

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. One of the loans is interest free and has a principal balance of approximately $0.5 million. This loan was repaid in March of 2014. The other loan is a variable rate loan with an average rate of approximately 5% and a principal balance of approximately $0.4 million. This loan is scheduled for repayment on a quarterly basis starting June 2014 and ending December 2016 and is classified as notes payable on the Company’s Condensed Consolidated Balance Sheet at June 30, 2014.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At June 30, 2014, the deferred rent liability balance related to the new lease totaled approximately $3.3 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $260,000 was classified as short term and $3.1 million was classified as other long term liabilities on the Company’s Condensed Consolidated Balance Sheet at June 30, 2014. Actuate is using the BayCenter Campus as its corporate headquarters.

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

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense for the second quarter and first six months of fiscal 2014 was approximately $1.1 million and $2.2 million, respectively, compared with rent expense of approximately $1.1 million in second quarter and $2.2 million in the first six months of fiscal 2013. In addition, the Company incurred facility related charges of approximately $157,000 and $360,000 in the second quarter and the first six months of fiscal 2014, respectively. During the same period last year, the Company incurred approximately $144,000 and $313,000 of facilities related charges in the second quarter and the first six months of fiscal 2013, respectively.

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

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 20,956,493 as of June 30, 2014.

Plan Summary	Available for Grant	Options and Awards Outstanding(2)	Total Authorized But Unissued
Amended and Restated 1998 Equity Incentive Plan	9,081,808	11,098,121	20,179,929
2001 Supplemental Stock Plan	714,487	19,366	733,853
1998 Non-Employee Director Option Plan	—	95,000	95,000

Total Stock Plans	9,796,295	11,212,487	21,008,782
Miscellaneous Stock Grant (1)	(52,289)	—	(52,289)

Total Stock Plans Balance at June 30, 2014	9,744,006	11,212,487	20,956,493

(1)	Board approved stock grant on February 17, 2011 to the beneficiary of a deceased senior executive in recognition of services performed. Also included are 2,289 shares of stock granted to an employee in April 2013.
(2)	Total outstanding at June 30, 2014 includes 8,451,045 of options and 2,841,812 of RSUs awards, net of 80,370 of forfeited MSUs in fiscal 2013.

The weighted average grant date fair value of options granted during the quarter ended June 30, 2014 was $2.12 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended June 30, 2014 was $151,000.

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.86-$3.56	953,795	3.48 years	$3.32	953,795	$3.32
$3.59-$4.65	878,618	2.49 years	$3.90	834,350	$3.88
$4.74-$4.80	722,454	5.28 years	$4.80	714,633	$4.80
$4.84-$5.31	1,098,931	3.21 years	$5.14	1,071,959	$5.14
$5.32-$5.48	978,261	6.27 years	$5.48	828,746	$5.48
$5.49-$6.08	1,213,823	8.50 years	$5.63	382,880	$5.58
$6.09-$6.28	1,178,790	4.01 years	$6.11	1,093,251	$6.11
$6.29-$7.91	1,426,373	7.34 years	$6.46	813,441	$6.42

$1.86-$7.91	8,451,045	5.26 years	$5.24	6,693,055	$5.07

	June 30, 2014	June 30, 2013
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	8,389,070	10,806,773
Aggregate intrinsic value (in thousands)	$2,146	$16,625
Weighted average exercise price per share	$5.24	$5.11
Weighted average remaining contractual term (in years)	5.24	5.92
Options Exercisable
Options currently exercisable	6,693,055	7,665,751
Aggregate intrinsic value of currently exercisable options (in thousands)	$2,124	$13,977
Weighted average exercise price per share	$5.07	$4.83
Weighted average remaining contractual term (in years)	4.46	4.79

As of June 30, 2014, the number of shares reserved for future grants under all option plans was 9,744,006. The number of shares available for future purchase under the Purchase Plan was 2,620,195.

Summary of Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Beginning outstanding balance	1,003,812	577,374
Awarded	1,257,500	447,500
Released	(55,500)	(21,062)
Forfeited	(49,000)	—

Ending outstanding balance	2,156,812	1,003,812

The weighted average grant date fair value of restricted stock units granted during the quarter ended June 30, 2014 and 2013 were $5.51 and $6.55 per unit, respectively.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding (1)	2,156,812	1.85	$10,288
Restricted stock units vested and expected to vest (2)	2,069,147	1.81	$7,283
Restricted stock units vested and deferred (3)	542,375	—	$2,587

(1)	Total outstanding units include all unvested and vested but deferred shares which will be released to the employee upon separation from service.
(2)	Includes shares vested to-date and expected to vest shares which comprises of unvested shares net of expected forfeitures.
(3)	Vested awards with deferral elections to be released to the employee upon separation from service.

Summary of Performance-Based Restricted Stock Units

	June 30, 2014	June 30, 2013
Beginning outstanding balance	279,630	235,000
Awarded	325,000	125,000

Ending outstanding balance	604,630	360,000

The weighted average grant date fair value of performance-based RSUs granted during the quarter ended June 30, 2014 and 2013 were $5.74 and $5.60 per unit, respectively.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Performance-based units outstanding (1)	604,630	1.65	$2,884
Performance-based units vested and expected to vest (2)	577,019	1.62	$2,575
Performance-based units vested and deferred (3)	37,130	—	$177

(1)	Total outstanding units include all unvested and vested but deferred shares which will be released to the employee upon separation from service.
(2)	Includes shares vested to-date and expected to vest shares which comprises of unvested shares net of expected forfeitures.
(3)	Vested awards with deferral elections to be released to the employee upon separation from service.

Stockholder Rights Plan

On June 17, 2014, we adopted a stockholder rights plan and declared a dividend of one stock purchase right (a “Right”) for each outstanding share of common stock of the Company (“Common Shares”). Each Right entitles the registered holder to purchase from the Company one thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Shares”) at a price of $25 per one thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment. In the event that any person or group owns more than 15% of the Company’s outstanding common stock and thereby becomes an “Acquiring Person”, each holder of a Right, other than Rights beneficially owned by the Acquiring Person, will thereafter have the right to receive upon exercise and payment of the exercise price that number of shares of common stock having a market value of two times the exercise price of the Right. In the event that any person or group becomes an Acquiring Person and the Company merges into or engages in certain other business combinations with any

Person, or 50% or more of its consolidated assets or earning power are sold to any Person other than the Company or one of its wholly owned Subsidiaries, each holder of a Right, other than Rights owned by an Acquiring Person (and the affiliates, associates and certain transferees of such Acquiring Person), will thereafter have the right to receive, upon exercise and payment of the exercise price, that number of shares of common stock of the acquiring company that at the time of such transaction will have a market value of two times the exercise price of the Right; provided that, if the Company fails to meet such obligation within 30 days following the date a Person becomes an Acquiring Person, the Company must deliver, upon exercise of a Right but without requiring payment of the exercise price then in effect, Common Shares (to the extent available) and cash equal in value to the difference between the value of the Common Shares otherwise issuable upon the exercise of a Right and the exercise price then in effect. The company has determined the fair value of the dividend to be insignificant and therefore has recorded $0 on the date of declaration.

Further, some provisions of our charter documents, including provisions, eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or our management, which could have an adverse effect on the market price of our stock. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit an “interested stockholder” from engaging in a “business combination” with us for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner.

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Current portion
Maintenance and support	$34,635	$42,407
Other	3,569	3,886

Total current portion:	$38,204	$46,293
Long term portion:	1,050	1,640

Total deferred revenue	$39,254	$47,933

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

Enterprises use Actuate products to create customer-facing, Big Data analytics and customer communications management (CCM) applications with intuitive and visually-engaging experiences that provide unique insights from multiple data sources, delivered securely across high volume of users and devices with proven scalability to millions of users. Developers use BIRT and BIRT iHub™, Actuate’s commercial deployment platform for BIRT-based applications, to develop and deploy high scale applications that deliver information personalized for each user to enrich the brand experience and gain competitive advantage. BIRT iHub further ensures organizations can gain effective insights from Big Data and take advantage of mobile touch devices. Actuate’s BIRT Analytics™ delivers self-service predictive analytics to enhance customer engagement from Big Data. BIRT Content Services™ empowers ECM architects to easily transform, personalize and archive high volume content. Actuate’s goal is to ensure that its customers can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, enabling organizations to explore new avenues for improving the bottom line. Actuate’s principal executive offices are located at the BayCenter Campus at 951 Mariners Island Boulevard, in San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, www.developer.actuate.com, www.birtondemand.com, www.quiterian.com and www.legodo.com. The information posted on our Web sites is not incorporated into this Form 10-Q.

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

We continue to transition from our legacy e.Reports/iServer product suite to our new BIRT iHub product offerings. As a consequence we are experiencing a decrease in license revenues generated by our e.Report/iServer products. We expect this decrease to be mitigated by increases in license revenue generated by our successor BIRT iHub offerings over time. During this transition we may experience delays in adoption of our BIRT iHub offerings by our customers which can adversely impact our license revenues. During the first six months of 2014, we experienced a significant reduction in our license revenues, partially driven by a sharp decline in license sales in excess of $1 million. In the mean-time, BIRT iHub is expected to soon become the dominant contributor to license and maintenance revenues.

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

In the past Actuate has principally priced and sold its products on a perpetual model. However, the Company is actively transitioning its primary pricing model to a subscription model. We are seeing a shift in customer’s purchasing behavior for enterprise software. This shift appears to favor a subscription model. Generally speaking, these subscription licenses will be recognized ratably over the subscription service period. The subscription model provides more flexibility for our customers to use our software and we believe is in line with current market trends. We believe subscription-based license should provide an easier adoption of commercial software for open source BIRT users and provide our customers with timely access to Actuate’s latest product releases. We are currently transitioning to the subscription model and expect this transition to be substantially complete by 2017.

On July 10, 2014, we announced the launch of BIRT iHub F-Type, which allows free access to the features and power of the commercial BIRT iHub enterprise-grade deployment platform, with metered output capacity. We believe BIRT iHub F-Type will be a key contributor to Actuate’s subscription business.

We expect to continue to explore both organic and strategic growth opportunities. In particular, we may acquire companies or technologies that can contribute to the strategic, operational and financial performance of our business. On January 31, 2014, we completed the acquisition of legodo ag, a privately held software company based in Karlsruhe, Germany whose mission is to develop software for easy and rapid generation of personalized customer correspondence via any modern communication channel, including social media. Legodo products will significantly expand the Accessible Customer Communications Management solution offered by our Content Services Group (formerly Xenos).

For the remainder of fiscal year 2014, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all for the remainder of fiscal year 2014, particularly among financial services companies. Secondly, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Business Analytics, Big Data, Performance Management and Customer Communications Management software purchases among fewer suppliers. Finally, we expect to experience vigorous competition in the market. Several of our competitors have released products that are marketed to be directly competitive with our offerings. We will continue to encounter customers choosing to develop information applications using programming languages such as Java. Actuate faces competition from large and well-established vendors including Microsoft, SAP, Oracle and IBM. The existence of these competitors may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles.

For the remainder of fiscal year 2014, we will continue to pursue our strategic initiatives to improve revenue growth driven by BIRT, BIRT iHub, BIRT Customer Communications Management and BIRT Analytics. These initiatives are as follows:

•	Investing in BIRT—We are continuing to make a significant investment in BIRT. BIRT has become widely adopted by developers and continues to drive demand for our BIRT-based commercially available products in the BIRT iHub platform. The BIRT project is a core, long-term initiative.

•	Selling to IT Management—We are re-focusing our sales efforts on selling our products to IT managers who we believe generally recognize the technical advantages of our products. We hope this initiative will result in increased license revenue in the short term.

•	Selling to Line-of-Business Management—We are creating Business Analytics applications and software solutions to market to line-of-business managers. These offerings are in the areas of customer analytics and operational analytics. We hope these initiatives will result in increased license revenue over the medium-to-long term.

•	Selling to Global 9000 Corporations in the Financial Services Sector—We continue to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We believe that once the issues with IT spending in Financial Services are resolved, the industry will once again lead in the adoption of information applications both inside and outside the firewall.

•	Increasing subscription-based business both on premise and in the cloud.

•	Continuing to build out and deliver on the roadmap of applying BIRT to additional data sources including hard to reach print stream data by investing in the development of BIRT based Content services offerings.

•	Continuing to build out and deliver on the roadmap of Customer Communications Management capabilities by integrating Content Services offerings including those from legodo into BIRT iHub.

•	Continuing to build out and deliver on the roadmap of BIRT Analytics capabilities by integrating Quiterian offerings into the BIRT iHub.

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

	Three Months Ended June 30, (in thousands except per share data)
	2014	2013	$ Change	% Change
Financial Summary
Total revenues	$26,513	$34,902	$(8,389)	(24)%

Total operating expenses	29,046	32,672	(3,626)	(11)%

(Loss) income from operations	(2,533)	2,230	(4,763)	(214)%
Operating margins	(10)%	6%

Net (loss) income	$(2,332)	$1,313	$(3,645)	(278)%

	Three Months Ended June 30, (in thousands except per share data)
	2014	2013	$ Change	% Change
Diluted net (loss) income per share	$(0.05)	$0.03	$(0.08)

Shares used in diluted per share calculation	46,692	50,471

Financial Performance Summary for the quarter ended June 30, 2014 compared to June 30, 2013:

•	Significant decrease in license revenues across all product groups and all geographies partially driven by a decrease in transactions greater than $1 million,

•	Improving maintenance revenues from our BIRT business. Higher professional services revenues in EMEA due primarily to our acquisition of legodo that was completed at the end of January 2014.

•	Continued momentum toward subscription-based transactions.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
License fees	28%	46%	27%	45%
Services	72	54	73	55

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	2	2	2	2
Cost of services	15	13	15	14
Sales and marketing	44	41	45	40
Research and development	23	18	26	18
General and administrative	24	18	24	17
Amortization of other purchased intangibles	1	1	1	1
Restructuring charges	1	1	1	1

Total costs and expenses	110	94	114	93

(Loss) Income from operations	(10)	6	(14)	7
Interest income and other income/(expense), net	1	—	1	—

(Loss) Income before income taxes	(9)	6	(13)	7
Provision for (benefit from) income taxes	—	2	(2)	1

Net (loss) income	(9)%	4%	(11)%	6%

Revenues

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Revenues
License fees	$7,335	$16,155	$(8,820)	(55)%	$13,553	$31,635	$(18,082)	(57)%
Services	19,178	18,747	431	2%	37,046	38,185	(1,139)	(3)%

Total Revenues	$26,513	$34,902	$(8,389)	(24)%	$50,599	$69,820	$(19,221)	(28)%

% of Revenue
License fees	28%	46%			27%	45%
Services	72%	54%			73%	55%

Total Revenues	100%	100%			100%	100%

License fees. The decrease in license revenues for the second quarter of fiscal 2014 over the same period in the prior year was due primarily to a significant decrease in license sales in North America and EMEA. This decrease was driven by a sharp reduction in the volume of transactions with a license component in excess of $1 million. In the second quarter of 2013, we closed three transactions with a license component in excess of $1 million, while no such transactions were completed during the second quarter of 2014. We believe that this reflects the change in customer’s purchasing behavior for enterprise software which appears to favor a subscription-based model. Subscriptions generally carry a higher lifetime value due to their recurring nature but possess a lower initial dollar value. Based on this shift and our recent improvements in subscription bookings, we have accelerated our adoption of a subscription based licensing model for our products. These subscription-based transactions are recognized to revenue in equal monthly installments over the term of the subscription agreement, which generally span between one to three years. We are currently transitioning to the subscription model and expect this transition to be substantially complete by 2017. As a result, we expect to derive an increasing portion of our future revenues from subscriptions for our products. We continue to experience a decrease in bookings associated with our legacy e.Report business, as we transition to newer BIRT based products along with a decrease in our BIRT iHub OEM transactions. Compliance related transactions which typically carry a significant license component also decreased during the quarter. Foreign currency exchange attributed to international license revenues was minimal during the second quarters of fiscal 2014 and fiscal 2013.

These negative trends in license revenues experienced during the quarter were partially offset by an increase in our subscription-based business in the second quarter of 2014 marked by a third consecutive quarter of over $1 million in subscription bookings. We are also seeing a shift in customer’s purchasing behavior for enterprise software which appears to favor a subscription-based model. Based on this shift and our recent improvements in subscription bookings, we have accelerated our adoption of a subscription based licensing model for our products. We are currently transitioning to the subscription model and expect this transition to be substantially complete by 2017. As a result, we expect to derive an increasing portion of our future revenues from subscriptions for our products. The subscription model provides more flexibility for our customers to use our software and we believe is in line with current market trends. We believe subscription-based license should provide an easier adoption of commercial software for open source BIRT users and provide our customers with timely access to Actuate’s latest product releases.

For the first half of 2014, license revenues decreased 57% or approximately $18.1 million compared to the first half of 2013. This decrease was driven by a 73% or approximately $9.2 million decrease in our legacy e.Report business, as we transition to newer BIRT based products along with a decrease in our BIRT iHub OEM transactions and our Content Service Group license revenues due to the transition of our business from iServer to iHub, the transition to a subscription model, and lower compliance related transactions, which typically carry a significant license component.

Fluctuations in foreign currency exchange rates positively impacted our license revenues by approximately $130,000 for the first half of fiscal 2014.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
License Revenues
North America	$5,350	$12,160	$(6,810)	(56)%	$9,573	$24,900	$(15,327)	(62)%
Europe Middle East, and Africa (EMEA)	1,331	3,545	(2,214)	(62)%	3,052	5,912	(2,860)	(48)%
Asia Pacific and others	654	450	204	45%	928	823	105	13%

Total	$7,335	$16,155	$(8,820)	(55)%	$13,553	$31,635	$(18,082)	(57)%

% of total revenue	28%	46%			27%	45%

Services. Services revenues are comprised of maintenance and support, professional services, and training. The 2% increase in services revenues was driven primarily by higher legodo related maintenance and professional services revenues in EMEA. Although our baseline maintenance renewals continue to strengthen, overall maintenance revenue declined from the previous year because second quarter of 2013 was positively impacted by transactions with customers that were not in full compliance with the provisions of their respective licensing agreements with Actuate. These transactions which typically include back maintenance, did not recur to the same degree in the second quarter of 2014. In addition, the cumulative impact effect of prior maintenance declines continues to depress the maintenance renewal revenues. Our maintenance renewal decline rate improved from 17% in the second quarter of 2013 to 9% in the second quarter of 2014.

It is important to note that we are transitioning from our legacy e.Reports product suite to our new BIRT based product offering. As our legacy products age, we have experienced higher than normal decline rates which may continue for the foreseeable future. In the meantime, BIRT is expected to become the dominant contributor to license and maintenance revenues. As this transition progresses, we have begun to see our maintenance renewal decline rate improve significantly which should result in stronger maintenance growth rates in the future.

The decrease in maintenance revenues were partially offset by higher subscription and hosting revenues in North America and EMEA.

For the first half of fiscal year 2014, the underlying reasons for the changes in the various components of our services revenues were similar to those experienced during the quarter as noted above. Fluctuations in foreign currency exchange rates positively impacted our services revenues by approximately $340,000 for the first half of fiscal 2014.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Services Revenues
North America	$14,461	$14,571	$(110)	(1)%	$27,632	$29,652	$(2,020)	(7)%
EMEA	3,896	3,275	621	19%	7,722	6,681	1,041	16%
Asia Pacific and others	821	901	(80)	(9)%	1,692	1,852	(160)	(9)%

Total Services	$19,178	$18,747	$431	2%	$37,046	$38,185	$(1,139)	(3)%

% of total revenue	72%	54%			73%	55%

By region, North America accounted for approximately 75% of the total services revenues in the second quarter of fiscal 2014 while EMEA and Asia Pacific accounted for 21% and 4% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 78% of the total services revenues while the EMEA and Asia Pacific regions accounted for 17% and 5% of the total services revenues, respectively. The increase in international services revenues for the first half of 2014 was mostly due to service revenues from our acquisition of legodo that was completed at the end of January 3014. Fluctuations in foreign currency exchange rates positively impacted our services revenues by approximately $190,000 for the second quarter of fiscal 2014.

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Cost of license fees	$512	$551	$(39)	(7)%	$996	$1,124	$(128)	(11)%
% of license revenue	7%	3%			7%	4%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in cost of license fees for the second quarter and the first half of 2014, compared to the corresponding period was due to lower compensation cost due to a reduced average headcount as well as lower documentation and production cost during the second quarter and the first half of 2014 compared to the second quarter and the first half of 2013. These reductions in cost were partially offset by increased amortization of purchased technologies associated with the legodo acquisition, which we completed in January 31, 2014. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 6% and 8% of revenues from license fees for the remainder of fiscal 2014.

Cost of services

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Cost of services	$3,869	$4,431	$(562)	(13)%	$7,436	$9,414	$(1,978)	(21)%
% of services revenue	20%	24%			20%	25%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the second quarter of 2014, compared to the same period last year was driven by lower employee compensation cost. Average headcount of support and consulting personnel was lower by approximately 24% or 24 employees in the second quarter of 2014 compared to the second quarter of 2013 as we continue to reduce costs and align to market conditions. This reduction was partially offset by the increased compensation associated with the addition of 6 employees in Europe from our acquisition of legodo. Currently we expect our cost of services expenses as a percentage of total services revenues to be in the range of 19% to 20% of total services revenues for the remainder of fiscal 2014.

For the six months ended June 30, 2014, the underlying reasons for the changes in the various components of our cost of services were similar to those experienced during the quarter as noted above. Currently we expect our cost of services expenses as a percentage of total services revenues to be in the range of 24% to 25% of total services revenues for the remainder of fiscal 2014.

Sales and marketing

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Sales and marketing	$11,538	$14,316	$(2,778)	(19)%	$22,901	$28,090	$(5,189)	(18)%
% of total revenue	44%	41%			45%	40%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Our overall sales and marketing expense decreased in the second quarter of 2014 compared to the corresponding period in the prior year due to approximately $1.7 million decrease in commissions, bonuses and sales-related travel as we experienced a 55% reduction in global license sales in the second quarter of 2014 compared to the second quarter of 2013. We also experienced a decrease in employee salaries, benefits, and related costs of approximately $670,000 as our average sales and marketing headcount decreased by 12%, or 27 employees compared to the second quarter of 2013. These reductions in headcount were primarily in marketing and due to a reduction-in-force that we implemented in the second half of 2013 to better align our cost structure with market demand for our products. The headcount reductions as well as lower lead-generation and public relation campaigns accounted for approximately $460,000 of the second quarter 2014 decrease in marketing expense compared to the corresponding period in the prior year. Partially offsetting these decreases was an increase in expense driven by the acquisition of legodo, which resulted in the addition of 6 employees in Europe.

For the six months ended June 30, 2014, the underlying reasons for the changes in the various components of our sales and marketing expense were similar to those experienced during the quarter as noted above. We currently expect our sales and marketing expenses to increase as a percentage of total revenue from the current levels as we anticipate higher sales capacity for the remainder of fiscal 2014.

Research and development

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Research and development	$6,218	$6,382	$(164)	(3)%	$13,279	$12,942	$337	3%
% of total revenue	23%	18%			26%	18%

Research and development costs consist primarily of personnel and related costs, including share-based compensation, associated with the development of new products, enhancement of existing products, quality assurance and testing. The overall decrease in research and development expense compared to the corresponding period in the prior year was due primarily to the closure of our Shanghai, China product development facility that was effective January 31, 2014 and resulted in the termination of approximately 50 employees. As a result, in the second quarter of 2014, we did not incur research and development expenses associated with the Shanghai facility. This decrease was partially offset by higher employee compensation and related costs associated with our January 31, 2014 acquisition of legodo, which resulted in the addition of 15 research and development employees.

For the six months ended June 30, 2014, the overall increase in research and development expenses was driven primarily by the severance and termination payments associated with the China closure which were classified as on-going benefits arrangements and were thereby charged to research and development as employee compensation expense in the first quarter of 2014. Additionally, in the first half of 2014 we experienced higher employee compensation and related costs from our acquisition of legodo. These increases were partially offset by lower employee compensation and related expenses as our core research and development headcount decreased by an average of 8% or 11 employees during the first half of 2014 compared to the first half of 2013. We expect our research and development expenses as a percentage of total revenues to be in the range of 20% to 25% of total revenues for the remainder of fiscal 2014.

General and administrative

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
General and administrative	$6,344	$6,168	$176	3%	$12,037	$12,048	$(11)	—%
% of total revenue	24%	18%			24%	17%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses in the second quarter of 2014 compared to the corresponding period in the prior year was due primarily to higher legal fees related to contract compliance matters pursued during the quarter. These increases were offset by lower bonus and share-based compensation expenses.

For the six months ended June 30, 2014, the decrease in general and administrative expenses in absolute dollars compared to the corresponding period was not significant. We expect our general and administrative expenses as a percentage of total revenues to be in the range of 20% to 25% for the remainder of fiscal 2014.

Amortization of other purchased intangibles

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Amortization of other purchased intangibles	$364	$301	$63	21%	$707	$564	$143	25%
% of total revenue	1%	1%			1%	1%

The increase in amortization expense during the second quarter and six months of 2014 compared to the corresponding periods in the prior year was due to the amortization of legodo intangibles which we started amortizing effective February 2014. We continue to amortize the intangible assets purchased through the acquisitions of legodo, Quiterian and Xenos on a straight-line basis over their estimated useful lives of seven years. For the remainder of fiscal 2014, we expect amortization expense related to purchased intangible assets to remain within the same levels for the remainder of fiscal 2014.

Restructuring charges

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Restructuring	$201	$523	$(322)	(62)%	$307	$591	$(284)	(48)%
% of total revenue	1%	1%			1%	1%

The restructuring charges incurred during the second quarter and the first six months of 2014 were partially related to the closure of our Shanghai, China operation, which was effective January 31, 2014 as well as updates to our estimates of sublease income related to our idle facility in Toronto Canada.

The restructuring charges incurred during the second quarter and the first six months of 2013 were primarily related to the restructuring of our Performance Management Group in North America during the second quarter of 2013 which included employee severance and benefits charges as well as an idle facility write-off.

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

Interest income and other income/(expense), net

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Interest income and other income (expense), net	$40	$(290)	$330	114%	$95	$180	$(85)	(47)%
Foreign exchange gain	361	307	54	18%	220	137	83	61%

Total interest income and other income (expense), net	401	17	384	2,259%	315	317	(2)	(1)%
Interest expense	$(15)	$(60)	$45	(75)%	$(28)	$(120)	$92	(77)%

Interest income and other income/(expense), net increased during the second quarter of 2014 as a result of currency exchange gains related to favorable revaluation of net monetary balances in Europe and North America as the European currencies stabilized against the Swiss Franc and the U.S. Dollar strengthened against the Canadian Dollar.

For the six months ended June 30, 2014, the underlying reasons for the changes in the various components of interest income and other income/(expense), net were similar to those experienced during the quarter as noted above.

Provision for (Benefit from) income taxes

	Three Months Ended (In thousands)				Six Months Ended (In thousands)
	June 30,				June 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Provision for (benefit from) income taxes	$185	$874	$(689)	(79)%	$(1,075)	$912	$(1,987)	(218)%
Effective tax rate	(9)%	40%			16%	17%

For the three months ended June 30, 2014, we recorded an income tax provision of approximately $185,000, as compared to an income tax provision of approximately $874,000 for the same period last year. The decrease in the income tax provision for the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 is mainly due to losses recorded for the quarter. During the second quarter of fiscal 2014 we recorded a valuation allowance of approximately $171,000 against our Singapore subsidiary’s deferred tax assets due to continued losses in the jurisdiction. This one-time discrete tax charge resulted in increased income tax expense for the second quarter of fiscal 2014. The effective rate for the three months ended June 30, 2014 was lower due to Company’s projected losses in the U.S. and foreign jurisdictions for fiscal 2014 as compared to projected earnings for the same period of fiscal 2013.

For the six months ended June 30, 2014, we recorded an income tax benefit of approximately $1.1 million as compared to an income tax provision of approximately $912,000 for the same period last year. The decrease in the income tax provision for the six months of fiscal 2014 as compared to the six months of fiscal 2013 is mainly due to losses sustained in fiscal 2014 as compared to profits during the same period in fiscal 2013. The effective rate for the six months ended June 30, 2014 was lower due to benefitting of projected worldwide losses through the second quarter of fiscal 2014. Also the first quarter 2013 tax provision was reduced due to a tax benefit from the extension of the federal research credit in the first quarter of 2013 and additional changes in the tax law that was not allowed in 2012 because the new tax law was not signed until January 2013. The federal research credit has again expired and is currently unavailable for calendar 2014 and as such, the Company is not benefiting any federal research credits in its estimated annual effective tax rate for 2014.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company does not believe it is reasonably possible that its reserve for uncertain tax positions would materially change in the next 12 months.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility. The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during the first six months of 2014. This data should be read in conjunction with the Consolidated Statements of Cash Flows.

	As of June 30, 2014	As of June 30, 2013	$ Change	% Change
(dollars in thousands)
Cash, cash equivalents and short-term investments	$59,423	$73,993	$(14,570)	(20)%
Working capital	$34,178	$53,679	$(19,501)	(36)%
Note payable	$268	$830	$(562)	(68)%
Stockholders’ equity and non-controlling interest	$114,257	$126,562	$(12,305)	(10)%

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of June 30, 2014, approximately $19.8 million of the total of $59.4 million of cash, cash equivalents and short term investments was held by our foreign subsidiaries. Currently, the foreign cash is not available to fund the U.S. operations. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans or cash requirements do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash flows from operating activities: Net cash used in operating activities was $17,000 resulting from net loss of $5.7 million, adjusted for $5.9 million in non-cash charges and $249,000 net change in operating assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, and tax benefits related to stock benefit plans and other non-cash adjustments. Net change in operating assets and liabilities included a decrease in accounts receivables, accrued compensation and other liabilities primarily associated with payments of year-end bonuses and commissions, payments of income and sales tax, payment of annual 401(k) Plan match for fiscal 2013, and payments of accrued audit and legal fees. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date remained relatively flat due to decreases in our revenue and accounts receivable balance. DSO decreased by 13 days from 69 days at June 30, 2013 to 56 days at June 30, 2014. This decrease in the DSO is primarily attributed to lower accounts receivable balance which resulted from strong collections and decreased billings at the end of second quarter 2014. Our cash flows were also negatively impacted by the decrease in deferred revenue balance during the first half of 2014. We continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our overall maintenance revenues comprised 66% of our total revenues in the first six months of fiscal 2014 and we believe that future proceeds from maintenance renewals will be one of our primary sources of operating cash flows. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash provided by investing activities for the six months ended June 30, 2014 was approximately $4.3 million compared with cash used of $4.3 million for the same period in fiscal 2013. The increase in cash provided in the first six months of this year was mainly due to the timing of purchases and maturities of marketable securities, partially offset by cash used in the acquisition of legodo ag, which totaled $3.9 million, net of acquired cash.

Cash flows from financing activities: Cash used in financing activities was $16.1 million for the six months ended June 30, 2014 compared to $5.4 million used during the same period in fiscal 2013. This increase in cash outflows was driven by debt related payments totaling approximately $4.8 million during the first quarter of 2014. Approximately $4.3 million of the total debt payment was made in the first quarter of 2014 related to the legodo acquisition. The legodo debt was assumed by Actuate at the time of acquisition and was paid in full immediately following the completion of the acquisition. We also repaid one of the two loans which we inherited from our acquisition of Quiterian totaling approximately $0.5 million. The loans were previously executed to finance the development of the Quiterian software. Payments related to share buybacks increased by approximately $3 million as a result of additional buybacks in the second quarter of 2014, partially offset by lower proceeds from exercise of employee stock options and associated tax benefits during the first six months of 2014 compared with the first six months of 2013.

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

As of June 30, 2014, there was no balance owed on the credit facility and the balance available under the revolving credit facility was $50 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In thousands):
Amortization of debt issuance costs	$5	$20	$10	$40
Unused line fees	—	37	—	75

	$5	$57	$10	$115

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

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. One of the loans is interest free and has a principal balance of approximately $0.5 million. This loan was repaid in March of 2014. The other loan is a variable rate loan with an average rate of approximately 5% and a principal balance of approximately $0.4 million. This loan is scheduled for repayment on a quarterly basis starting June 2014 and ending December 2016 and is classified as notes payable on the Company’s Condensed Consolidated Balance Sheet at June 30, 2014.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At June 30, 2014, the deferred rent liability balance related to the new lease totaled approximately $3.3 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $260,000 was classified as short term and $3.1 million was classified as other long term liabilities on the Company’s Condensed Consolidated Balance Sheet at June 30, 2014. Actuate is using the BayCenter Campus as its corporate headquarters.

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

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense for the second quarter and first six months of fiscal 2014 was approximately $1.1 million and $2.2 million, respectively, compared with rent expense of approximately $1.1 million in second quarter and $2.2 million in the first six months of fiscal 2013. In addition, the Company incurred facility related charges of approximately $157,000 and $360,000 in the second quarter and the first six months of fiscal 2014, respectively. During the same period last year, the Company incurred approximately $144,000 and $313,000 of facilities related charges in the second quarter and the first six months of fiscal 2013, respectively.

The following table summarizes the Company’s contractual obligations as of June 30, 2014 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter
Obligations:
Operating leases (1)	$29,492	$4,161	$7,292	$6,834	$11,205
Interest and loan obligations (2)	463	222	241	—	—
Obligations for uncertain tax positions (3)	2,386	—	2,386	—	—

Total	$32,341	$4,383	$9,919	$6,834	$11,205

(1)	The Company’s future contractual obligations include minimum lease payments under operating leases at June 30, 2014.
(2)	Estimated interest and principal due on the notes payable funded by the Spanish government for the development of Quiterian software.
(3)	Represents the tax liability associated with unrecognized tax benefits estimated to be payable between 1 to 3 years. In addition, as of June 30, 2014, our unrecognized tax benefits included $2 million which is netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the amounts netted against deferred tax assets, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 12 of our Notes to these Consolidated Financial Statements of our Form 10-K for fiscal year 2013 filed with the SEC on March 7, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first six months of fiscal years 2014 and 2013 we derived 26% and 22% of our total revenues from sales outside of North America, respectively. We face exposure to market risk on the related receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized gain due to foreign exchange rate fluctuations was approximately $220,000 during the first six months of fiscal 2014 compared to gains of approximately $137,000 for the first six months of fiscal 2013. During the first six months of fiscal 2014, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenues by approximately $470,000 when compared to the same period in the prior year while expenses were negatively impacted by approximately $550,000.

We performed a sensitivity analysis on the net monetary accounts subject to revaluation that are held primarily by our international subsidiaries. We used the following steps to determine the approximate impact of currency exchange rate fluctuations:

•	Identified material net monetary assets held in non-functional currencies. These primarily consist of the Euro, British Pound, Canadian Dollar, and the U.S. Dollar-based net assets held by our international subsidiaries.

•	Applied hypothetical changes in exchange rates to these net monetary balances held by each subsidiary as identified above. The result was a hypothetical revaluation gain or (loss) in the subsidiary’s functional currency.

•	We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or (losses) before income taxes. These hypothetical results are summarized in the table below as of June 30, 2014:

Estimated annual changes in currency exchange (in thousands)
–15%	–10%	–5%	+5%	+10%	+15%
$(1,067)	$(712)	$(356)	$356	$712	$1,067

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. There were no customers that accounted for more than 10% of total revenues in the six months ended June 30, 2014 or 2013.

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

European Debt Exposures. We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Greece, Ireland, Portugal, Italy and Spain. As of June 30, 2014, we do not have any direct or indirect investments in the sovereign debt, corporations, or financial institutions of these countries.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2014 (the Evaluation Date), Actuate Corporation carried out an evaluation under the supervision and with the participation of Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Actuate’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, (1) Actuate’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Actuate’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Actuate files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To address the industry transition from perpetual licensing to subscription licensing, and to fuel the growth of our business in the long term, we have accelerated our adoption of a subscription based licensing model for our products. We are currently transitioning to the subscription model and expect this transition to be substantially complete by 2017. As a result, we expect to derive an increasing portion of our revenues from subscriptions for our products. This subscription model prices and delivers our products in a way that differs from our historical pricing method, which was predominantly a perpetual sales model as our customers’ purchases trend away from perpetual licenses toward subscriptions. In the short-term we will experience a deferral of revenues and lower initial cash inflows from our customers as the timing of the revenue recognition for subscription licenses is ratable, as opposed to a primarily up-front revenue treatment for perpetual licenses. We could also potentially experience operating losses as a result of this transition. While we intend to increase our number of customers and projects over time as a result of this transition, our ability to achieve these objectives is subject to risks and uncertainties. The risks and uncertainties include the following, among others:

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 26%, 22% and 27% for the first six months of fiscal years 2014, 2013 and 2012, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources to expand its sales and support operations outside North America and to potentially enter additional international markets. In order to expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. If it is not successful in expanding international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 19%, 43%, and 35% of total revenues from license fees for the first six months of fiscal years 2014, 2013 and 2012, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST ITS CURRENT AND FUTURE COMPETITORS.

The Company’s market is intensely competitive and characterized by rapidly changing technology, evolving standards and product releases by the Company’s competitors that are marketed to compete directly with the Company’s products. The Company’s competition comes in five principal forms:

•	Competition from current or future Business Intelligence, data discovery and Big Data software vendors such as Information Builders, Qlik Tech, Pentaho, Tibco/Jaspersoft, MicroStrategy and Tableau, each of which offers reporting products;

•	Competition from other large software vendors such as IBM, Microsoft, Oracle and SAP, to the extent they sell BI, Analytics, Customer Communications Management, Big Data and Performance Management capabilities as separate products or include similar functionality with their applications or databases;

•	Competition from other software vendors and software development tool vendors including providers of open-source software products that may develop scalable custom Business Analytics, Performance Management, Customer Communications Management, Big Data and Information Applications products;

•	Competition from the IT departments of current or potential customers that may develop scalable custom Business Intelligence, Analytics, Big Data, Performance Management, Customer Communications Management and information applications products internally, which may be cheaper and more customized than the Company’s products; and

•	Competition from Eclipse BIRT and freemium (F-Type). The Company expects that BIRT and F-Type software, which are free, may cannibalize some smaller sales of its custom Big Data, Performance Management and Business Intelligence and information applications products.

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

THE COMPANY MAY BE UNABLE TO SUSTAIN OR INCREASE ITS PROFITABILITY.

While the Company was profitable in its last ten fiscal years, it incurred net losses during the first half of fiscal 2014 as well as fiscal years 2003, 2002 and 2001. Its ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in its business. It expects its operating expenses to increase as its business grows, and it anticipates that it will make investments in its business. Therefore, the Company’s results of operations will be harmed if its revenues do not increase at a rate equal to or greater than increases in its expenses or are insufficient for it to sustain profitability. Due to the Company’s decision to accelerate the transition to a subscription license model, it is likely we will incur operating losses in future periods.

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

We have also adopted a stockholder rights plan and declared a dividend of one stock purchase right (a “Right”) for each outstanding share of common stock of the Company (“Common Shares”). Each Right entitles the registered holder to purchase from the Company one thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Shares”) at a price of $25 per one thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment. In the event that any person or group owns more than 15% of the Company’s outstanding common stock and thereby becomes an “Acquiring Person”, each holder of a Right, other than Rights beneficially owned by the Acquiring Person, will thereafter have the right to receive upon exercise and payment of the exercise price that number of shares of common stock having a market value of two times the exercise price of the Right. In the event that any person or group becomes an Acquiring Person and the Company merges into or engages in certain other business combinations with any Person, or 50% or more of its consolidated assets or earning power are sold to any Person other than the Company or one of its wholly owned Subsidiaries, each holder of a Right, other than Rights owned by an Acquiring Person (and the affiliates, associates and certain transferees of such Acquiring Person), will thereafter have the right to receive, upon exercise and payment of the exercise price, that number of shares of common stock of the acquiring company that at the time of such transaction will have a market value of two times the exercise price of the Right; provided that, if the Company fails to meet such obligation within 30 days following the date a Person becomes an Acquiring Person, the Company must deliver, upon exercise of a Right but without requiring payment of the exercise price then in effect, Common Shares (to the extent available) and cash equal in value to the difference between the value of the Common Shares otherwise issuable upon the exercise of a Right and the exercise price then in effect.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Actuate common stock by Actuate during the three months ended June 30, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum dollar value of shares that may yet be purchased under the program (1)
Month #1
April 1, 2014 through April 30, 2014	550,641	$5.81	550,641	$14,135,040
Month #2
May 1, 2014 through May 31, 2014	28,000	$5.61	28,000	13,977,969
Month #3
June 1, 2014 through June 30, 2014	—	$—	—

Total	578,641	$5.80	578,641

(1)	The Company’s stock repurchase program was originally announced in September 2001 and has been extended from time to time by Actuate’s Board of Directors. On July 29, 2013, the Board of Directors approved a share repurchase program totaling $40 million over a twelve month period. The timing and amount of any shares repurchased are determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. Repurchases are made in compliance with all Securities Exchange Commission (SEC) rules and other legal requirements and are made in part under a Rule 10b5-1 plan, a rule established by the SEC which permits stock repurchases when the Company might otherwise be precluded from doing so. Actuate started purchasing shares under this program effective September 1, 2013.

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

Subsequent to the May 1, 2014 buyback, the Company announced a temporary suspension of its share repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 21, 2014, our stockholders approved the following items:

1.	Election of Directors: Our shareholders re-elected the following seven (7) directors to each serve a one-year term expiring on the date of the 2015 annual meeting of shareholders or until his or her successor has been duly chosen and qualified.

	For	Withheld	Broker Non- Votes
Peter I. Cittadini	28,402,979	1,453,639	11,485,050
Kenneth E. Marshall	26,535,511	3,321,107	11,485,050
Nicolas C. Nierenberg	28,449,317	1,407,301	11,485,050
Raymond L. Ocampo Jr.	27,041,159	2,815,459	11,485,050
Arthur C. Patterson	28,545,662	1,310,956	11,485,050
Steven D. Whiteman	26,556,431	3,300,187	11,485,050
Timothy B. Yeaton	27,040,959	2,815,659	11,485,050

2.	Advisory Vote on Executive Compensation Matters (Say on Pay): Our shareholders approved the advisory say on pay proposal.

For	Against	Abstain	Broker Non-Votes
28,799,293	1,007,741	49,583	11,485,051

3.	Ratification of Appointment of Independent Registered Public Accounting Firm: Our shareholders ratified the selection of Grant Thornton, LLP as our independent auditors for the year ended December 31, 2014.

For	Against	Abstain
40,938,833	355,952	46,883

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed with this 10-Q.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actuate Corporation (Registrant)

Dated: August 7, 2014	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)