Form 10-Q
period 2014-09-30
ACTUATE CORP
filed 2014-11-06
CIK 1062478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding as of October 30, 2014
Common Stock, par value $0.001 per share	46,404,938

Actuate Corporation

Part I. Financial Information

Item 1. Financial Statements

ACTUATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$23,406	$41,750
Short-term investments	34,930	38,150
Accounts receivable, net of allowances of $212 and $418 at September 30, 2014 and December 31, 2013, respectively	15,380	27,418
Other current assets	9,143	8,251

Total current assets	82,859	115,569
Property and equipment, net	4,929	6,119
Goodwill	55,936	51,962
Purchased intangibles, net	10,734	8,588
Non-current deferred tax assets, net	12,710	13,019
Other assets	1,177	824

	$168,345	$196,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$140	$—
Accounts payable	632	1,586
Current portion of restructuring liabilities	245	262
Accrued compensation	5,382	5,795
Other accrued liabilities	5,066	5,420
Deferred revenue	36,088	46,293

Total current liabilities	47,553	59,356

Long-term liabilities:
Notes payable	190	889
Other liabilities	3,100	3,177
Long-term deferred revenue	1,604	1,640
Long-term income taxes payable	2,059	2,177

Total long-term liabilities	6,953	7,883

Stockholders’ equity:
Preferred stock, $0.001 par value, issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 91,240,008 and 92,286,427 shares, respectively; outstanding 46,394,938, and 47,710,244 shares, respectively	46	48
Additional paid-in capital	263,526	260,060
Treasury stock, at cost; 44,845,070 and 44,576,183 shares, respectively	(207,239)	(198,531)
Accumulated other comprehensive income	450	2,204
Retained earnings	57,056	65,061

Total stockholders’ equity	113,839	128,842

	$168,345	$196,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Revenues:
License fees	$6,164	$14,338	$19,717	$45,973
Services	18,105	17,953	55,151	56,138

Total revenues	24,269	32,291	74,868	102,111

Costs and expenses:
Cost of license fees	483	539	1,479	1,663
Cost of services	3,676	4,196	11,112	13,610
Sales and marketing	11,341	13,862	34,242	41,952
Research and development	5,883	6,422	19,162	19,364
General and administrative	5,422	5,156	17,459	17,204
Amortization of other purchased intangibles	364	301	1,071	865
Restructuring charges	212	246	519	837

Total costs and expenses	27,381	30,722	85,044	95,495

(Loss) Income from operations	(3,112)	1,569	(10,176)	6,616
Interest income and other income/(expense), net	566	(159)	881	158
Interest expense	(24)	(37)	(52)	(157)

(Loss) Income before income taxes	(2,570)	1,373	(9,347)	6,617
Provision for (benefits from) income taxes	(547)	138	(1,622)	1,050

Net (loss) income	$(2,023)	$1,235	$(7,725)	$5,567

Basic net (loss) income per share	$(0.04)	$0.03	$(0.16)	$0.12

Shares used in basic net (loss) income per share calculation	46,883	48,175	47,088	48,046

Diluted net (loss) income per share	$(0.04)	$0.02	$(0.16)	$0.11

Shares used in diluted net (loss) income per share calculation	46,883	51,428	47,088	50,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(2,023)	$1,235	$(7,725)	$5,567

Other comprehensive income/(loss), before tax:
Foreign currency translation	$(1,191)	$1,243	$(1,714)	$(342)
Net unrealized gain (loss) on securities	(54)	55	(40)	(24)

Total comprehensive (loss) income	$(3,268)	$2,533	$(9,479)	$5,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months Ended September 30,
	2014	2013
Operating activities
Net (loss) income	$(7,725)	$5,567
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	5,236	5,792
Excess tax benefit from exercise of stock options	(86)	(1,118)
Amortization of other purchased intangibles	2,331	1,908
Amortization of debt issuance cost	15	44
Bad debt expense	(87)	(119)
Write-off of unamortized debt issuance costs	—	188
Depreciation	1,397	1,609
Change in valuation allowance on deferred tax assets	(111)	(28)
Impairments and write-offs of fixed assets	66	155
Gain on liquidation of subsidiary	—	(416)
Accretion/amortization on short-term debt securities	89	(208)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net of allowance	13,245	2,769
Other current assets	(403)	610
Accounts payable	(1,046)	(212)
Accrued compensation	(690)	(149)
Other accrued liabilities	(1,822)	(1,398)
Deferred tax assets, net of liabilities	4	418
Income taxes receivable/payable	(784)	(650)
Other deferred liabilities	(25)	(47)
Restructuring liabilities	(69)	(275)
Deferred revenue	(10,624)	(2,422)

Net cash (used in) provided by operating activities	(1,089)	12,018

Investing activities
Purchases of property and equipment	(193)	(508)
Proceeds from sale and maturity of investments	28,672	31,877
Purchases of short-term investments	(25,582)	(34,471)
Acquisitions, net of cash acquired	(3,945)	—
Security deposits and other	(22)	10

Net cash used in investing activities	(1,070)	(3,092)

Financing activities
Pay-down of other loan obligations	(4,866)	—
Credit facility related payments	—	(93)
Excess tax benefit from exercise of stock options	86	1,118
Proceeds from issuance of common stock	2,683	8,879
Stock repurchases	(12,896)	(16,153)
Tax related to net share settlements of restricted stock awards and units	(94)	(50)

Net cash used in financing activities	(15,087)	(6,299)
Effect of exchange rates on cash and cash equivalents	(1,098)	92

Net (decrease) increase in cash and cash equivalents	(18,344)	2,719
Cash and cash equivalents at the beginning of the period	41,750	37,483

Cash and cash equivalents at the end of the period	$23,406	$40,202

Supplemental cash flow disclosures:
Cash paid for interest	$50	$76
Cash paid for income taxes	$120	$1,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The Company

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate enabled solutions help its enterprise customers maximize revenue, cut costs, create more effective customer communications, streamline operations and create competitive advantage. Applications built using Actuate’s products or embed capabilities of Actuate’s products within existing applications have delivered personalized analytics and insights to more than 200 million people. More than 3.5 million developers have downloaded open source BIRT, the open source Eclipse interactive development environment (IDE)-based project founded and co-led by Actuate. Many of these BIRT developers use commercial, value-added products from Actuate to enhance, embed and deploy BIRT-based applications and services to deliver personalized analytics and insights to customers, partners and employees.

Enterprises use Actuate products to create and enhance customer-facing, Big Data analytics and customer communications management (CCM) applications with intuitive and visually-engaging experiences. These applications provide unique insights from multiple data sources, delivered securely across high volume of users and devices with proven scalability to millions of users. Developers use BIRT and BIRT iHub™, (Actuate’s commercial deployment platform for BIRT-based applications), to develop, embed and deploy high scale applications that deliver information personalized for each user to enrich the brand experience and gain competitive advantage. BIRT iHub further ensures organizations can gain effective insights from Big Data and take advantage of mobile touch devices. Actuate’s BIRT Analytics™ delivers self-service predictive analytics to enhance customer engagement from Big Data. Actuate Content Services™ empowers ECM architects to easily transform, personalize and archive high volume content and customer correspondences. Actuate’s goal is to ensure that its customers can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, enabling organizations to explore new avenues for improving the bottom line. Actuate’s principal executive offices are located at the BayCenter Campus at 951 Mariners Island Boulevard, in San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, developer.actuate.com, www.birtondemand.com, www.quiterian.com and www.legodo.com. The information posted on our Web sites is not incorporated into this Form 10-Q.

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

In addition to licenses sold on a perpetual basis, Actuate also sells its products on a time-based arrangement. In these time-based licensing arrangements, the customer is licensing our products for use only during a specific timeframe. After the expiration of such timeframe, they no longer have the ability to use the product, unless they choose to renew the subscription license. The time-based licenses are sold either as on-premise, or as hosted Software-as-a-Service (SaaS) offerings. The on-premise subscription transactions are broken down into separate license and maintenance components. The license component is typically recognized ratably over the term of the underlying arrangement as license revenue while the maintenance component is recognized ratably over the term of the underlying arrangement in services revenue in the Company’s Condensed Consolidated Statement of Operations. In certain instances, if we are able to establish VSOE and satisfy the stringent criteria governing time based licenses, we may recognize the license revenue component of these on-premise subscriptions entirely at the time of contract execution.

In our SaaS Subscriptions, Actuate hosts and maintains the software on behalf of the customer. Actuate recognizes revenue on these licenses ratably over the term of the underlying arrangement. Revenues from Actuate’s SaaS offerings are reported as services revenue in the Company’s Condensed Consolidated Statement of Operations.

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

Share-Based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for additional information related to these share-based compensation plans. Share-based compensation expense and the related income tax benefit reflected in the Condensed Consolidated Statements of Operations in connection with stock options, restricted stock units, performance-based stock units and the Employee Stock Purchase Plan (“ESPP”) for three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Stock options	$318	$737	$1,323	$2,922
Restricted stock units	1,260	453	3,012	1,287
Performance-based stock units (1)	161	276	498	776
ESPP	172	235	403	807

Total share-based compensation	$1,911	$1,701	$5,236	$5,792

Income tax benefit	$576	$524	$1,637	$1,738

(1)	Includes Performance Stock Units (“PSUs”) and market-performance based units (“MSUs”).

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

In April 2014, the CEO and CFO were each granted two PSU awards, each with its own distinct internal, company-wide performance metric. The metric for the first award has a one year performance period to determine the number of earnable shares, up to 100% of the initial grant, followed by a three-year vesting period with one-third vesting at the end of each calendar year. The metric for the second award has a one year performance period to determine the number of earnable shares, up to 150% of the initial grant, followed by a two-year vesting period with half vesting at the end of each calendar year. Vesting for both grants is subject to continued employment with the Company. The PSU awards have a fair value equal to the stock price on the grant date. We amortize the compensation expense over the three or four year performance and service periods if and when achievement of the performance metrics are determined probable.

We estimate the expected term of options granted by analyzing actual historical experience of exercises and cancellations under our plans. We also look at the average length of time in which our current outstanding options are expected to be exercised or cancelled based on past experience and the vesting and contractual term. We estimate the volatility of our common stock by using historical volatility over the expected term. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those previously estimated. Management’s estimate of forfeitures is based on historical experience; however actual forfeitures could differ as a result of employee terminations which may impact future share-based compensation expense. We base the risk-free interest rate used in the option valuation model on the daily Treasury yield curve interest rate published by the U.S. Department of the Treasury. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The assumptions used to estimate the fair value of stock options and stock purchase rights granted, and our Employee Stock Purchase Plan (the “Purchase Plan”) for the nine months ended September 30, 2014 and 2013 are as follows:

	Options Nine months Ended		ESPP Nine months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Volatility	42.39 – 49.94%	50.03 – 53.58%	21.4 – 62.24%	28.63 – 41.52%
Expected term (years)	5.53 – 5.57	5.61 – 5.67	1.25	1.25
Risk free interest rate	1.62 – 1.78%	0.77 – 1.40%	0.05 – 0.47%	0.08 – 0.35%
Expected dividend yield	0%	0%	0%	0%

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

Performance stock units (“PSUs”) were also granted for the first time to select key employees of the Company in March 2014. PSU vesting is contingent upon meeting certain company-wide performance goals.

As of September 30, 2014, a total of 2,348,750 RSUs and 685,000 performance-based awards have been granted to the Company’s senior management, employees and non-employee Board of Directors.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Weighted-average common shares outstanding	46,883	48,175	47,088	48,046
Weighted-average dilutive common equivalent shares under the treasury stock method	—	3,253	—	2,805

Weighted-average common shares used in computing diluted net (loss) income per share	46,883	51,428	47,088	50,851

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company’s common stock during the applicable period are excluded from the diluted earnings per share computation. Additionally, since the Company was in a loss position for the three and nine months ended September 30, 2014, diluted net loss per share is the same as basic net loss per share for each period, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive.

The following table sets forth all securities excluded from the computation in the table above because their inclusion would have been either anti-dilutive due to basic net loss per share or dilutive due to the exercise price per share (shares in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2014(1)	2013(2)	2014(1)	2013(2)
Stock Options:
Weighted-average excluded shares	8,202	653	8,464	1,880
Weighted-average exercise price	$5.25	$6.16	$5.25	$6.01
Awards:
Weighted-average excluded shares	1,650	103	1,324	119

(1)	Common equivalent shares are excluded from the calculation of net loss per share for the three and nine months ended September 30, 2014.
(2)	Anti-dilutive common equivalent shares are excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2013.

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

We only recognize an income tax expense or benefit with respect to uncertain tax positions in our financial statements that we judge are more likely than not to be sustained solely on their technical merits in a tax audit, including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If an income tax position meets the more likely than not recognition threshold, then we must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled, we must also estimate the likelihood that a taxing authority would review a tax position after a tax examination has otherwise been completed. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

Sales Taxes

The Company presents its revenues net of sales tax in its Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for Actuate beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting guidance on our financial statements.

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

2. Acquisitions

legodo ag

On January 31, 2014, The Company acquired legodo ag, a privately held software company based in Karlsruhe, Germany. Legodo’s mission is to develop software for easy and rapid generation of personalized customer correspondence via any modern communication channel, including social media. Actuate acquired 100% of the outstanding shares held by legodo shareholders. At the time of the acquisition the Company paid $3.9 million in cash to legodo shareholders. This amount was net of $1.5 million in cash acquired. There is also $1.6 million in potential additional cash payments which may be required through December 2014. These additional payments are wholly dependent on the achievement of specific revenue contingencies. The initial estimated fair value of these performance-based payments of approximately $1.1 million was determined based on management’s estimate of fair value using a probability-weighted discounted cash flow model, which uses Level 3 inputs for fair value measurements. The fair value of the contingent consideration is remeasured on each reporting date, and changes to the fair value are recorded to acquisition related expenses on the consolidated statement of operations.

During the first nine months of 2014, we adjusted the estimated fair value of these performance-based payments due to a higher probability of meeting the legodo revenue contingencies. As a result, during the second and third quarter of 2014 we increased the fair value of these payments by approximately $240,000 and increased the liability from $1.1 million to approximately $1.3 million at September 30, 2014. These adjustments for the first nine months of 2014 totaling approximately $240,000 were recorded to acquisition related expenses under general and administrative section of our Condensed Consolidated Statement of Operations.

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

Identifiable intangible assets:

Existing technology—consists of legodo’s communication solutions which help maximize the capabilities of connecting to customers while being able to customize messages and platforms. legodo’s software suite helps its users to have more control over various customer communication channels, such as emails, letters, texting, Multimedia Messaging Service (MMS), and others. Its solution is also used in providing document generation and creation, quotations and contracts management, and digital processing solutions. The existing technology represents an intangible asset separate from goodwill. The existing technology was valued using a form of the income approach known as the excess earnings method. In the excess earnings method, value is estimated as the present value of the benefits anticipated from ownership of the subject intangible asset in excess of the returns required on the investment in the contributory assets necessary to realize those benefits. It is based on the theory that all operating assets contribute to the profitability of an enterprise. Therefore, if the estimated earnings associated with a specific asset of a company rely on the use of other company assets, then the estimated earnings of the subject asset must be reduced by appropriate charges for the use of these contributory assets.

Customer contracts and relationships— legodo primarily provides its software to German corporations. Typically, the Company works directly with customers by licensing its products and continued maintenance and consulting. These relationships represent an intangible asset separate from goodwill. Similar to the existing technology, the fair value of the customer contracts and relationships was established using the excess earnings method. Discussions with legodo management and review of the business operations indicated that the typical market participant interested in acquiring legodo would view the Company’s current customer relationships as an asset of central importance. An income approach was selected as the best method to capture the subject customers’ expected contribution to future earnings.

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

The Company has assets that are valued in accordance with the provisions of the authoritative guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on real-time quotes for transactions in active exchange markets involving identical assets.

•	Level 2—Valuations based on readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets Measured at Fair Value on a Recurring Basis

The following table represents information about the Company’s investments measured at fair value (in thousands).

	Fair value of investments as of September 30, 2014
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,709	$2,709	$—	$—
Corporate bonds (2)	34,930	—	34,930	—

	$37,639	$2,709	$34,390	$—

	Fair value of investments as of December 31, 2013
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$6,088	$6,088	$—	$—
Term deposits (1)	7,122	7,122	—	—
Commercial paper (2)	4,498	—	4,498	—
Corporate bonds (2)	32,652	—	32,652	—
Federal and municipal obligations (3)	4,000	—	4,000	—

	$54,360	$13,210	$41,150	$—

(1)	Included in cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheet.
(2)	Included in short-term investments in the Company’s Condensed Consolidated Balance Sheet.
(3)	Of this amount, approximately $3 million was included in cash equivalents at December 31, 2013 and the remainder was included in short-term investments in the Company’s Condensed Consolidated Balance Sheet.

Certain items in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, and the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company’s cash, cash equivalents, and short-term investments are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at September 30, 2014
Classified as cash and cash equivalents:
Cash	$20,697	$—	$—	$20,697
Money market funds	2,709	—	—	2,709

	23,406	—	—	23,406
Classified as short-term investments:
Corporate bonds (4)	34,973	8	(51)	34,930

	34,973	8	(51)	34,930

Total	$58,379	$8	$(51)	$58,336

(4)	Securities totaling approximately $18.9 million were in an unrealized loss position at September 30, 2014. None of these securities were in a continuous unrealized loss position for greater than 12 months.

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Balance at December 31, 2013
Classified as cash and cash equivalents:
Cash	$25,540	$—	$—	$25,540
Term deposits	7,122	—	—	7,122
Money market funds	6,088	—	—	6,088
Federal and municipal obligations	3,000	—	—	3,000

	41,750	—	—	41,750
Classified as short-term investments:
Commercial paper (5)	4,498	—	—	4,498
Corporate bonds (5)	32,654	—	(2)	32,652
Federal and municipal obligations	1,000	—	—	1,000

	38,152	—	(2)	38,150

Total	$79,902	$—	$(2)	$79,900

(5)	Securities totaling approximately $18.1 million were in an unrealized loss position at December 31, 2013. None of these securities were in a continuous unrealized loss position for greater than 12 months.

Our cash equivalent and short-term investment portfolio as of September 30, 2014 consists of investment grade U.S. Government Agency securities, taxable money market mutual funds and taxable commercial paper and corporate notes. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of September 30, 2014, we had no direct investments in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the first nine months of fiscal years 2014 and 2013 we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

Short-term investments are classified as available-for-sale and are recorded on the Company’s Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive (loss) Income. At September 30, 2014, the Company has classified all of its securities with original maturities beyond 90 days as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date as these investments remain highly liquid and available for use in current operations.

4. Restructuring Charges

During the first nine months of fiscal 2014, the Company incurred a restructuring charge of approximately $519,000 associated mainly with closure of its Shanghai, China operation, which was effective January 31, 2014 and updates to sublease estimates related to its idle facility in Toronto, Canada. The closure of the Shanghai, China operation resulted in termination of approximately 50 employees, mainly in research and development, and totaled approximately $1.2 million in employee severance and associated charges. Of the total $1.2 million in severance associated with the China restructuring, only the portion that constituted one-time employee termination benefits were deemed as restructuring while the remaining balance was classified as an on-going employee benefits arrangement. An ongoing benefit arrangement is presumed to exist if an entity has a past practice of providing similar termination benefits, including statutorily-required benefits, to be provided in the event of involuntary termination. The Company classified most of the on-going benefits arrangement portion of the Shanghai, China restructuring to research and development as compensation expense during the first nine months of fiscal 2014.

Additionally, the Company recorded facility related charges associated with the Shanghai facility totaling approximately $112,000 which it incurred upon exiting the facility in the second quarter of 2014. The Company also updated its estimates of sublease income related to its idle facility in Toronto, Canada, resulting in approximately $175,000 in restructuring expense during the third quarter of 2014.

The following table summarizes the restructuring accrual activity during the nine months ended September 30, 2014 (in thousands):

	Severance & Benefits	Facility Related	Total
Balance at December 31, 2013	$—	$314	$314
Restructuring charges (Q1)	106	—	106
Restructuring charges (Q2)	9	192	201
Restructuring charges (Q3)	37	175	212
Reclassifications	96	(96)	—
Cash payments, net of rents collected on sublease	(211)	(271)	(482)
Other (1)	7	(113)	(106)

Balance at September 30, 2014 (2)	$44	$201	$245

(1)	Mainly relate to non-cash asset charges related to the closure of the Shanghai facility that were recorded to restructuring expense but not included in the restructuring accruals and therefore adjusted for presentation purposes. Also included are foreign currency translation adjustments.
(2)	All liabilities are short-term and included in the “Current liabilities” section of the Condensed Consolidated Balance Sheet.

5. Segment and Geographic Information

Our primary operations are located in the United States. Revenues from international sources relate to export sales, primarily to Europe and Asia. Our revenues by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Revenues:
North America (1)	$18,029	$25,679	$55,234	$80,231
Europe, Middle East, and Africa (EMEA)	5,106	5,082	15,880	17,675
Asia Pacific and others	1,134	1,530	3,754	4,205

	$24,269	$32,291	$74,868	$102,111

(1)	Approximately 95% and 97% of the North America revenue in the three and nine months ended September 30, 2014 and 2013, respectively, is attributed to the United States.

As of September 30, 2014, we operated solely in one segment, which is the development, marketing and support of our enterprise reporting application platforms. There were no customers that accounted for more than 10% of total revenues in the nine months ended September 30, 2014 or 2013.

6. Goodwill and Other Purchased Intangible Assets

Goodwill

Goodwill is not amortized, but is evaluated for impairment on an annual basis or when impairment indicators are present. The Company performs its annual impairment test of goodwill as of October 1st of each year. The potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recorded book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed on October 1, 2013. As a result, the Company did not record any impairment related to its goodwill for the period ended September 30, 2014.

The following is a roll-forward of the activity that affected goodwill during the first nine months of 2014 (in thousands):

Goodwill as of December 31, 2013	$51,962
Acquisition of legodo ag	4,582
Foreign currency translation	(608)

Goodwill as of September 30, 2014	$55,936

Other purchased intangible assets consist of the following (in thousands):

	September 30, 2014				December 31, 2013
	Gross Carrying Amount	Acquisition of legodo ag	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$22,350	$1,769	$(19,603)	$4,516	$22,350	$(18,539)	$3,811
Purchased technologies	17,325	2,722	(13,787)	6,260	17,325	(12,527)	4,798
Leases	47	—	(42)	5	47	(35)	12
Foreign currency impact	(33)	(18)	4	(47)	(33)	—	(33)

	$39,689	$4,473	$(33,428)	$10,734	$39,689	$(31,101)	$8,588

Amortization expense of purchased technology and other intangible assets was approximately $794,000 and $634,000 for the quarters ended September 30, 2014 and 2013, respectively. Of this total, approximately $430,000 and $333,000 was related to the amortization of purchased technology for the quarters ended September 30, 2014 and 2013, respectively. Amortization expense of purchased intangible assets was approximately $2.3 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively. Of this total, approximately $1.3 million and $1 million was related to the amortization of purchased technologies for the nine months ended September 30, 2014 and 2013, respectively. Purchased identifiable intangible assets are amortized on a straight-line basis over their useful lives. The estimated useful economic lives of the acquired customer lists and purchased technologies are seven years. The estimated economic useful life of favorable leases is five years. Amortization of purchased technology is included in cost of license fees in the accompanying condensed consolidated statements of income.

During the first quarter of 2014, the Company recorded additions to its purchased intangible assets of approximately $4.5 million related to the acquisition of legodo ag. For additional discussion, see Note 2 of this Form 10-Q.

The expected remaining annual amortization expense is summarized as follows (in thousands):

Fiscal Year (in thousands):	Purchased Technology and Intangibles
2014 (remainder of year)	$794
2015	3,169
2016	3,166
2017	1,111
2018	925
2019 and thereafter	1,569

$10,734

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

Revolving credit line

During the second quarter of 2013, the Company terminated its existing credit agreement with Wells Fargo Capital Finance (“WFCF”) and on June 30, 2013 entered into a new revolving credit agreement with U.S. Bank National Association (“US Bank”) through and until June 29, 2017. The Company intends to use the proceeds from the Credit Agreement for working capital, acquisitions, issuance of commercial and standby letters of credit, stock repurchases, capital expenditures and other general corporate purposes.

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

As of September 30, 2014, there was no balance owed on the credit facility and the balance available under the revolving credit facility was $50 million.

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
(In thousands):
Amortization of debt issuance costs	$5	$3	$15	$44
Unused line fees	—	—	—	74

	$5	$3	$15	$118

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

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. One of the loans is interest free and has a principal balance of approximately $0.5 million. This loan was repaid in March of 2014. The other loan is a variable rate loan with an average rate of approximately 5% and a principal balance of approximately $0.4 million. This loan is scheduled for repayment on a quarterly basis starting June 2014 and ending December 2016 and is classified as notes payable on the Company’s Condensed Consolidated Balance Sheet at September 30, 2014.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At September 30, 2014, the deferred rent liability balance related to the new lease totaled approximately $3.3 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $261,000 was classified as short term and $3.1 million was classified as other long term liabilities on the Company’s Condensed Consolidated Balance Sheet at September 30, 2014. Actuate is using the BayCenter Campus as its corporate headquarters.

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

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense for the third quarter and first nine months of fiscal 2014 was approximately $1.1 million and $3.3 million, respectively, and unchanged compared to the same periods in the prior year. In addition, the Company incurred facility related charges of approximately $125,000 and $485,000 in the third quarter and the first nine months of fiscal 2014, respectively. During the same period last year, the Company incurred approximately $128,000 and $441,000 of facilities related charges in the third quarter and the first nine months of fiscal 2013, respectively.

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

Shares issued as a result of the exercise of options under any of our plans would be fulfilled through shares currently in our existing pools. Total authorized but unissued shares were 20,818,660 as of September 30, 2014.

Plan Summary	Available for Grant	Options and Awards Outstanding(2)	Total Authorized But Unissued
Amended and Restated 1998 Equity Incentive Plan	9,333,879	10,708,217	20,042,096
2001 Supplemental Stock Plan	714,637	19,216	733,853
1998 Non-Employee Director Option Plan	—	95,000	95,000

Total Stock Plans	10,048,516	10,822,433	20,870,949
Miscellaneous Stock Grant (1)	(52,289)	—	(52,289)

Total Stock Plans Balance at September 30, 2014	9,996,227	10,822,433	20,818,660

(1)	Board approved stock grant on February 17, 2011 to the beneficiary of a deceased senior executive in recognition of services performed. Also included are 2,289 shares of stock granted to an employee in April 2013.
(2)	Total outstanding at September 30, 2014 includes 8,061,491 of options, 2,156,312 of RSUs and 604,630 of performance-based awards.

The weighted average grant date fair value of options granted during the quarter ended September 30, 2014 was $1.81 per option. Upon the exercise of options, the Company issues new common stock from its authorized shares. The total intrinsic value of options exercised during the quarter ended September 30, 2014 was $132,000.

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.86-$4.01	1,391,649	2.77 years	$3.45	1,380,649	$3.44
$4.03-$5.09	1,069,881	5.17 years	$4.66	964,821	$4.69
$5.11-$5.45	1,038,900	2.97 years	$5.14	1,021,468	$5.14
$5.47-$5.65	1,772,230	7.16 years	$5.51	1,214,970	$5.50
$5.66-$6.10	1,319,309	4.98 years	$6.04	994,693	$6.09
$6.12-$6.29	147,912	4.94 years	$6.22	117,822	$6.21
$6.30-$6.30	1,040,777	7.29 years	$6.30	667,562	$6.30
$6.33-$7.91	280,833	7.70 years	$6.96	155,584	$6.79

$1.86-$7.91	8,061,491	5.24 years	$5.25	6,517,569	$5.10

	September 30, 2014	September 30, 2013
Options Outstanding – Vested and Expected to Vest
Vested and expected to vest, net of expected forfeitures	8,010,016	9,767,803
Aggregate intrinsic value (in thousands)	$634	$21,474
Weighted average exercise price per share	$5.24	$5.15
Weighted average remaining contractual term (in years)	5.22	5.67
Options Exercisable
Options currently exercisable	6,517,569	7,034,528
Aggregate intrinsic value of currently exercisable options (in thousands)	$634	$17,346
Weighted average exercise price per share	$5.10	$4.89
Weighted average remaining contractual term (in years)	4.53	4.59

As of September 30, 2014, the number of shares reserved for future grants under all option plans was 9,996,227. The number of shares available for future purchase under the Purchase Plan was 4,249,660.

Summary of Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Beginning outstanding balance	1,003,812	577,374
Awarded	1,262,500	447,500
Released	(55,500)	(21,062)
Forfeited	(54,500)	—

Ending outstanding balance	2,156,312	1,003,812

The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2014 and 2013 were $5.93 and $5.73 per unit, respectively.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding (1)	2,156,312	1.19	$8,410
Restricted stock units vested and expected to vest (2)	2,080,553	1.56	$5,987
Restricted stock units vested and deferred (3)	545,500	—	$2,127

(1)	Total outstanding units include all unvested and vested but deferred shares which will be released to the employee upon separation from service.
(2)	Includes shares vested to-date and expected to vest shares which comprises of unvested shares net of expected forfeitures.
(3)	Vested awards with deferral elections to be released to the employee upon separation from service.

Summary of Performance-Based Restricted Stock Units

	September 30, 2014	September 30 2013
Beginning outstanding balance	279,630	235,000
Awarded	325,000	125,000

Ending outstanding balance	604,630	360,000

The weighted average grant date fair value of performance-based restricted stock units granted during the nine months ended September 30, 2014 and 2013 were $5.98 and $5.60 per unit, respectively.

	Number of Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Performance-based units outstanding (1)	604,630	1.40	$2,358
Performance-based units vested and expected to vest (2)	581,138	1.37	$2,122
Performance-based units vested and deferred (3)	37,130	—	$145

(1)	Total outstanding units include all unvested and vested but deferred shares which will be released to the employee upon separation from service.
(2)	Includes shares vested to-date and expected to vest shares which is comprised of unvested shares net of expected forfeitures.
(3)	Vested awards with deferral elections to be released to the employee upon separation from service.

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

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Current portion:
Maintenance and support	$32,378	$42,407
Other	3,710	3,886

	September 30, 2014	December 31, 2013
Total current portion:	$36,088	$46,293
Long term portion:	1,604	1,640

Total deferred revenue	$37,692	$47,933

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

9. Subsequent Events

In October 2014 the Company received a routine comment letter from the Securities and Exchange Commission (“SEC”). The letter contains general inquiries pertaining to certain of the Company’s recent SEC filings. The Company expects to file a response in late November.

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

Overview

Actuate Software Corporation was incorporated in November 1993 in the State of California and reincorporated in the State of Delaware in July 1998 as Actuate Corporation (“We”, “Actuate” or the “Company”). Actuate enabled solutions help its enterprise customers maximize revenue, cut costs, create more effective customer communications, streamline operations and create competitive advantage. Applications built using Actuate’s products or embed capabilities of Actuate’s products within existing applications have delivered personalized analytics and insights to more than 200 million people. More than 3.5 million developers have downloaded open source BIRT, the open source Eclipse interactive development environment (IDE)-based project founded and co-led by Actuate. Many of these BIRT developers use commercial, value-added products from Actuate to enhance, embed and deploy BIRT-based applications and services to deliver personalized analytics and insights to customers, partners and employees.

Enterprises use Actuate products to create and enhance customer-facing, Big Data analytics and customer communications management (CCM) applications with intuitive and visually-engaging experiences. These applications provide unique insights from multiple data sources, delivered securely across high volume of users and devices with proven scalability to millions of users. Developers use BIRT and BIRT iHub™, (Actuate’s commercial deployment platform for BIRT-based applications), to develop, embed and deploy high scale applications that deliver information personalized for each user to enrich the brand experience and gain competitive advantage. BIRT iHub further ensures organizations can gain effective insights from Big Data and take advantage of mobile touch devices. Actuate’s BIRT Analytics™ delivers self-service predictive analytics to enhance customer engagement from Big Data. Actuate Content Services™ empowers ECM architects to easily transform, personalize and archive high volume content and customer correspondences. Actuate’s goal is to ensure that its customers can seamlessly incorporate information and business analysis into their day-to-day activities and decision-making, enabling organizations to explore new avenues for improving the bottom line. Actuate’s principal executive offices are located at the BayCenter Campus at 951 Mariners Island Boulevard, in San Mateo, California. Actuate’s telephone number is 650-645-3000. Actuate maintains Web sites at www.actuate.com, developer.actuate.com, www.birtondemand.com, www.quiterian.com and www.legodo.com. The information posted on our Web sites is not incorporated into this Form 10-Q.

We began shipping our first product in January 1996. We sell software products through two primary means: (i) directly to end-user customers through our direct sales force and (ii) through indirect channel partners such as OEMs, resellers and system integrators. OEMs generally integrate or embed our products with their applications and either provide hosting services or resell them with their products. Our other indirect channel partners resell our software products to end-user customers. Our total revenues are derived from license fees for software products and fees for services relating to such products, including software maintenance and support, professional services and training.

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

We continue to transition from our legacy e.Reports/iServer product suite to our new BIRT iHub product offerings. We no longer proactively pursue sales of our legacy e.Reports products and as a consequence we are experiencing a decrease in license revenues generated by our e.Report/iServer products. We expect this decrease to be mitigated by increases in license revenue generated by our successor BIRT iHub offerings over time. Over time, BIRT iHub is expected to become the dominant contributor to license and maintenance revenues. However, during this transition we may experience delays in adoption of our BIRT iHub offerings by our customers which can adversely impact our license revenues. As a result of this transition we are experiencing and will likely experience the following effects:

•	License revenues will be adversely affected – As sales of our legacy products decline over the next several periods, it will have a negative impact on total license revenue growth. We expect that total license revenues derived from our e.Reports products will eventually approach zero over a protracted period of time.

•	Maintenance revenues will be negatively impacted – As existing projects using our legacy products come to their natural end of life, it is likely that those customers will increasingly decline the maintenance related to those projects. We have already experienced this impact in recent periods and expect to see additional impact in the coming fiscal periods.

•	Cash balances and operating cash flows will be negatively impacted by the decreased license and maintenance sales associated with our legacy products.

Because of the impacts noted above, we expect that the transition from our legacy products to our new Birt iHub products will have a negative impact on the Company’s liquidity, capital resources and results of operations until such time that our sales of the new Birt iHub products rise to such a volume that they serve to compensate for the impact.

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

In the past Actuate priced and sold its products primarily on a perpetual basis. However, we are seeing a shift in customer’s purchasing behavior for enterprise software. This shift appears to favor a subscription pricing model. Therefore, we recently announced that we were actively transitioning and accelerating our primary pricing model to a subscription model. We believe that this shift will increase customer product acquisition and will result in smoother, cyclical revenues over the medium-to-long term. Generally speaking, these subscription licenses will be recognized ratably over the subscription service period. The subscription model provides more flexibility for our customers to use our software and we believe is in line with current market trends. We believe subscription-based license should provide an easier adoption of commercial software for open source BIRT users and provide our customers with timely access to Actuate’s latest product releases. We are currently in the process of transitioning to this new subscription model. Following are some of the specific guidelines that we have implemented as part of this transition:

•	We intend that new sales opportunities identified after July 1, 2014 will be sold as subscription licenses.

•	We have adjusted the compensation plans for our sales representatives to incent them to convert perpetual license opportunities identified before July 1 to subscription licenses.

•	All perpetual license offers made prior to July 1, 2014 will expire on December 31, 2014. If the transaction is concluded prior to that time we will allow the license to be sold on a perpetual basis.

•	Going forward, existing perpetual license projects will be able to add additional perpetual capacity to existing projects.

It is our intention to enforce the transition to a subscription model based on the guidelines stipulated above. However, it is likely that we could have exceptions to this policy in the short term as we undergo the transition. We expect this transition to be substantially complete by 2017.

There are several key characteristics that differentiate prospective subscription license models from our prior, perpetual based model. Some of those characteristics are as follows:

•	Average selling prices for subscription licenses tend to be considerably lower than perpetual licenses. Consequently, during our conversion to a subscription model we will experience significantly lower revenues, operating income, and initial cash flows, which will likely adversely affect our cash balances and cash flow from operations for the next several years.

•	In subscription arrangements the customer does not own the software, but rather is paying for the right to use the software for a specific subscription term. Consequently, subscription licenses tend to be recurring in nature, whereas perpetual licenses are not, as the customer purchases the software outright. Due to their ratable treatment, the transition to a subscription model may result in net operating losses or lower net profits in future periods.

•	Subscription revenue going forward is expected to be usually taken ratably over the subscription period, whereas perpetual licenses were usually taken up front. Consequently, we have seen and expect to continue to see a marked decline in our license revenue for the next several years.

Because of the impacts noted above, we expect that the transition from our perpetual sales model to our new subscription licensing model will have a negative impact on the Company’s cash flows, liquidity, capital resources and results of operations until such time that our sales of the new subscription licenses rise to such a volume that they serve to compensate for the impact.

On July 10, 2014, we announced the launch of BIRT iHub F-Type, which allows free access to the features and power of the commercial BIRT iHub enterprise-grade deployment platform, with metered output capacity. We believe BIRT iHub F-Type will be a key contributor to Actuate’s subscription business.

During the first nine months of 2014, we experienced a sharp decline in the individual license sales in excess of $1 million. This trend, (along with the others that we have discussed above), has had a significant negative impact on our license revenue growth over the past several quarters.

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

For the remainder of fiscal year 2014, we expect three additional trends to continue that would have a significant impact on the results of our operations. We currently believe that corporate IT budgets will grow only modestly if at all for the remainder of fiscal year 2014, particularly among financial services companies. Secondly, corporations are reluctant to buy software from new vendors and we continue to witness corporations consolidating their Embedded Analytics, Business Analytics, Big Data, Performance Management and Customer Communications Management software purchases among fewer suppliers. Finally, we expect to experience vigorous competition in the market. Several of our competitors have released products that are marketed to be directly competitive with our offerings. We will continue to encounter customers choosing to develop information applications using programming languages such as Java. Actuate faces competition from large and well-established vendors including Microsoft, SAP, Oracle and IBM. The existence of these competitors may require additional sales and marketing efforts to differentiate our products, which could result in extended sales cycles.

For the remainder of fiscal year 2014, we will continue to pursue our strategic initiatives to improve revenue growth driven by BIRT, BIRT iHub, Actuate Customer Communications Suite and BIRT Analytics. These initiatives are as follows:

•	Investing in BIRT—We are continuing to make a significant investment in BIRT. BIRT has become widely adopted by developers and continues to drive demand for our BIRT-based commercially available products in the BIRT iHub platform including BIRT iHub F-Type. The BIRT project is a core, long-term initiative.

•	Selling to IT Management—We are re-focusing our sales efforts on selling our products to IT managers who we believe generally recognize the technical advantages of our products. We hope this initiative will result in increased license revenue in the short term.

•	Selling to Line-of-Business Management—We are creating Business Analytics applications and software solutions to market to line-of-business managers. These offerings are in the areas of customer analytics and operational analytics. We hope these initiatives will result in increased license revenue over the medium-to-long term.

•	Selling to Global 9000 Corporations in the Financial Services Sector—We continue to focus on selling our products to Global 9000 financial services companies in an effort to increase our substantive market share in this sector. We believe that once the issues with IT spending in Financial Services are resolved, the industry will once again lead in the adoption of information applications both inside and outside the firewall.

•	Increasing subscription-based business both on premise and in the cloud.

•	Continuing to build out and deliver on the roadmap of applying BIRT to additional data sources including hard to reach print stream data by investing in the development of BIRT based Content services offerings.

•	Continuing to build out and deliver on the roadmap of Customer Communications Management capabilities by integrating Content Services offerings including those from legodo into BIRT iHub.

•	Continuing to build out and deliver on the roadmap of BIRT Analytics capabilities by integrating Quiterian offerings into the BIRT iHub.

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

	Three Months Ended September 30, (in thousands except per share data)
	2014	2013	$ Change	% Change
Financial Summary
Total revenues	$24,269	$32,291	$(8,022)	(25)%

Total operating expenses	27,381	30,722	(3,341)	(11)%

(Loss) income from operations	(3,112)	1,569	(4,681)	(298)%
Operating margins	(13)%	5%

Net (loss) income	$(2,023)	$1,235	$(3,258)	(264)%

	Three Months Ended September 30, (in thousands except per share data)
	2014	2013	$ Change	% Change
Diluted net (loss) income per share	$(0.04)	$0.02	$(0.06)

Shares used in diluted per share calculation	46,883	51,428

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Revenues:
License fees	25%	44%	26%	45%
Services	75	56	74	55

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	2	2	2	2
Cost of services	15	13	15	13
Sales and marketing	47	43	46	41
Research and development	24	20	26	19
General and administrative	22	16	23	17
Amortization of other purchased intangibles	1	1	1	1
Restructuring charges	1	—	1	1

Total costs and expenses	112	95	114	94

(Loss) Income from operations	(12)	5	(14)	6
Interest income and other income/(expense), net	2	(1)	2	—

(Loss) Income before income taxes	(10)	4	(12)	6
Provision for (benefit from) income taxes	(2)	—	(2)	1

Net (loss) income	(8)%	4%	(10)%	5%

Revenues

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Revenues
License fees	$6,164	$14,338	$(8,174)	(57)%	$19,717	$45,973	$(26,256)	(57)%
Services	18,105	17,953	152	1%	55,151	56,138	(987)	(2)%

Total Revenues	$24,269	$32,291	$(8,022)	(25)%	$74,868	$102,111	$(27,243)	(27)%

% of Revenue
License fees	25%	44%			26%	45%
Services	75%	56%			74%	55%

Total Revenues	100%	100%			100%	100%

License fees. The decrease in license revenues for the third quarter of fiscal 2014 over the same period in the prior year was due primarily to a significant decrease in license sales in North America. This decrease was driven by a reduction in sales from our Content Services Group (“CSG”) and legacy product sales. In addition, we experienced a reduction in the volume of transactions with a license component in excess of $1 million. In the third quarter of 2013, we closed two transactions with a license component in excess of $1 million, while no such transactions were completed during the third quarter of 2014. We believe that the decrease in large size license transactions reflect the change in customer’s purchasing behavior for enterprise software which appears to favor a subscription-based model. Subscriptions generally carry a higher lifetime value due to their recurring nature but possess a lower initial dollar value. Based on this shift and our recent improvements in subscription bookings, we have accelerated our adoption of a subscription based licensing model for our products. These subscription-based transactions are generally recognized to revenue in equal monthly installments over the term of the subscription agreement, which generally span between one to three years. We are currently transitioning to the subscription model. As a result, we expect to derive an increasing portion of our future revenues from subscriptions for our products. The decrease in our iServer license revenue was due to a continued transition from our legacy e.Report business, to a newer BIRT based products. Compliance related transactions which typically carry a significant license component also decreased during the quarter. Foreign currency exchange attributed to international license revenues was minimal during the third quarters of fiscal 2014 and fiscal 2013.

For the first nine months of 2014, license revenues decreased 57% or approximately $26.3 million compared to the first nine months of 2013. This decrease was driven by a significant decrease in our legacy e.Report business, as we transition to newer BIRT based products along with a decrease in our BIRT iHub OEM transactions and a decrease in our CSG license revenues due to the transition of our business from iServer to iHub, the transition to a subscription model, and lower compliance related transactions, which typically carry a significant license component.

Fluctuations in foreign currency exchange rates positively impacted our license revenues by approximately $120,000 for the first nine months of fiscal 2014.

The following table represents our license revenues by region (in thousands):

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
License Revenues
North America	$4,481	$11,711	$(7,230)	(62)%	$14,054	$36,611	$(22,557)	(62)%
Europe Middle East, and Africa (EMEA)	1,378	1,908	(530)	(28)%	4,430	7,820	(3,390)	(43)%
Asia Pacific and others	305	719	(414)	(58)%	1,233	1,542	(309)	(20)%

Total	$6,164	$14,338	$(8,174)	(57)%	$19,717	$45,973	$(26,256)	(57)%

% of total revenue	25%	44%			26%	45%

Services. Services revenues are comprised of maintenance and support, professional services, and training. The slight increase in services revenues in the third quarter of 2014 compared to the same period in the prior year was driven primarily by legodo related maintenance and professional services revenues in EMEA. We also continue to experience a strengthening of our baseline maintenance renewal business during the third quarter of 2014. Maintenance revenues from our BIRT iHub business increased 8% or approximately $600,000 in the third quarter of 2014 compared to the same period last year. This increase was offset by lower iServer maintenance revenues. Also the cumulative impact effect of prior maintenance declines continues to adversely impact the maintenance renewal revenues. Our maintenance renewal decline rate improved from 15% in the third quarter of 2013 to 11% in the third quarter of 2014.

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

For the first nine months of fiscal year 2014, the underlying reasons for the changes in the various components of our services revenues were similar to those experienced during the quarter as noted above. Fluctuations in foreign currency exchange rates positively impacted our services revenues by approximately $380,000 for the first nine months of fiscal 2014.

The following table represents our total services revenues by region (in thousands):

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Services Revenues
North America	$13,548	$13,968	$(420)	(3)%	$41,180	$43,620	$(2,440)	(6)%
EMEA	3,728	3,174	554	17%	11,450	9,855	1,595	16%
Asia Pacific and others	829	811	18	2%	2,521	2,663	(142)	(5)%

Total Services	$18,105	$17,953	$152	1%	$55,151	$56,138	$(987)	(2)%

% of total revenue	75%	56%			74%	55%

By region, North America accounted for approximately 75% of the total services revenues in the third quarter of fiscal 2014 while EMEA and Asia Pacific accounted for 21% and 4% of the total services revenues, respectively. For the same period last year, North America accounted for approximately 78% of the total services revenues while the EMEA and Asia Pacific regions accounted for 18% and 4% of the total services revenues, respectively. The increase in international services revenues for the nine months of 2014 was mostly due to service revenues from our acquisition of legodo that was completed at the end of January 2014. Foreign currency exchange attributed to international services revenues was minimal during the third quarters of fiscal 2014 and fiscal 2013.

Costs and Expenses

Cost of license fees

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Cost of license fees	$483	$539	$(56)	(10)%	$1,479	$1,663	$(184)	(11)%
% of license revenue	8%	4%			8%	4%

Cost of license fees consists primarily of product packaging, documentation, production costs and the amortization of purchased technology. The decrease in cost of license fees for the third quarter and the first nine months of 2014, compared to the corresponding period was due to lower compensation cost due to a reduced average headcount as well as lower documentation and production cost during the third quarter and the first nine months of 2014 compared to the third quarter and the first nine months of 2013. These reductions in cost were partially offset by increased amortization of purchased technologies associated with the legodo acquisition, which we completed in January 31, 2014. We expect our cost of license fees, as a percentage of revenues from license fees, to remain between 6% and 8% of revenues from license fees for the remainder of fiscal 2014.

Cost of services

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Cost of services	$3,676	$4,196	$(520)	(12)%	$11,112	$13,610	$(2,498)	(18)%
% of services revenue	20%	23%			20%	24%

Cost of services consists primarily of personnel and related costs, share-based compensation, facilities costs incurred in providing software maintenance and support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. The decrease in cost of services for the third quarter of 2014, compared to the same period last year was driven by lower employee compensation cost. Average headcount of support and consulting personnel was lower by approximately 19% or 19 employees in the third quarter of 2014 compared to the third quarter of 2013 as we continue to reduce costs and align to market conditions. This reduction was partially offset by the increased compensation associated with the addition of 10 employees in Europe from our acquisition of legodo. Currently we expect our cost of services expenses as a percentage of total services revenues to be in the range of 20% to 24% of total services revenues for the remainder of fiscal 2014.

For the nine months ended September 30, 2014, the underlying reasons for the changes in the various components of our cost of services were similar to those experienced during the quarter as noted above. Currently we expect our cost of services expenses as a percentage of total services revenues to be in the range of 20% to 22% of total services revenues for the remainder of fiscal 2014.

Sales and marketing

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Sales and marketing	$11,341	$13,862	$(2,521)	(18)%	$34,242	$41,952	$(7,710)	(18)%
% of total revenue	47%	43%			46%	41%

Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and bonuses earned by sales and marketing personnel, promotional expenses, travel, entertainment and facility costs. Our overall sales and marketing expense decreased in the third quarter of 2014 compared to the corresponding period in the prior year due to approximately $700,000 decrease in commissions, bonuses and sales-related travel as we experienced a decrease in global license sales during the third quarter of 2014 compared to the third quarter of 2013. We also experienced a decrease in employee salaries, benefits, and related costs of approximately $1.4 million as our average sales and marketing headcount decreased by 18%, or 41 employees compared to the third quarter of 2013. These reductions in headcount were due to a reduction-in-force that we implemented in the second half of 2013 to better align our cost structure with market demand for our products. Lower marketing program spending as well as a change in the timing of our annual sales kick-off from July 2014 to January 2015 resulted in approximately $400,000 of the third quarter 2014 cost decrease compared to the same period in the prior year. Partially offsetting these decreases was an increase in expense driven by the acquisition of legodo, which resulted in the addition of 5 employees in Europe.

For the nine months ended September 30, 2014, the underlying reasons for the changes in the various components of our sales and marketing expense were similar to those experienced during the quarter as noted above. We currently expect our sales and marketing expenses to increase as a percentage of total revenue from the current levels.

Research and development

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Research and development	$5,883	$6,422	$(539)	(8)%	$19,162	$19,364	$(202)	(1)%
% of total revenue	24%	20%			26%	19%

Research and development costs consist primarily of personnel and related costs, including share-based compensation, costs associated with the development of new products, enhancement of existing products, quality assurance and testing. The overall decrease in research and development expense compared to the corresponding period in the prior year was due primarily to the closure of our Shanghai, China product development facility that was effective January 31, 2014 and resulted in the termination of approximately 50 employees, most of which were research and development personnel. As a result, in the third quarter of 2014, we did not incur research and development expenses associated with the Shanghai facility. This decrease was partially offset by higher employee compensation and related costs associated with our January 31, 2014 acquisition of legodo, which resulted in the addition of 15 research and development employees.

For the nine months ended September 30, 2014, the underlying reasons for the changes in the various components of our research and development were similar to those experienced during the quarter as noted above. We expect our research and development expenses as a percentage of total revenues to be in the range of 20% to 25% of total revenues for the remainder of fiscal 2014.

General and administrative

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
General and administrative	$5,422	$5,156	$266	5%	$17,459	$17,204	$255	1%
% of total revenue	22%	16%			23%	17%

General and administrative expenses consist primarily of personnel costs, share-based compensation costs and related costs for finance, human resources, information systems and general management, as well as legal, bad debt and accounting expenses. The increase in general and administrative expenses in the third quarter of 2014 compared to the corresponding period in the prior year was due primarily to our acquisition of legodo in January 2014, higher legal fees related to contract compliance matters pursued during the quarter and an adjustment to the estimated fair value of performance-based payments related to the legodo acquisition. Please refer to Note 2 of this Form 10-Q for further discussion on performance-based payments related to the legodo acquisition. These increases were partially offset by lower employee compensation due to a 11% decrease in our core average headcount.

For the nine months ended September 30, 2014, the decrease in general and administrative expenses in absolute dollars compared to the corresponding period was not significant. We expect our general and administrative expenses as a percentage of total revenues to be in the range of 20% to 22% for the remainder of fiscal 2014.

Amortization of other purchased intangibles

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Amortization of other purchased intangibles	$364	$301	$63	21%	$1,071	$865	$206	24%
% of total revenue	1%	1%			1%	1%

The increase in amortization expense during the third quarter and nine months of 2014 compared to the corresponding periods in the prior year was due to the amortization of legodo intangibles which we started amortizing effective February 2014. We continue to amortize the intangible assets purchased through the acquisitions of legodo, Quiterian and Xenos on a straight-line basis over their estimated useful lives of seven years. For the remainder of fiscal 2014, we expect amortization expense related to purchased intangible assets to remain within the same levels for the remainder of fiscal 2014.

Restructuring charges

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Restructuring	$212	$246	$(34)	(14)%	$519	$837	$(318)	(38)%
% of total revenue	1%	—%			1%	1%

The restructuring charges incurred during the third quarter and the first nine months of 2014 were primarily related to the closure of our Shanghai, China operation, which was effective January 31, 2014 as well as updates to our estimates of sublease income related to our idle facility in Toronto, Canada.

The restructuring charges incurred during the third quarter and the first nine months of 2013 were primarily related to the restructuring of our Performance Management Group in North America during the third quarter of 2013 which included employee severance and benefits charges as well as an idle facility write-off.

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

Interest income and other income/(expense), net

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Interest income and other income (expense), net	$69	$54	$15	28%	$164	$234	$(70)	(30)%
Foreign exchange gain (loss)	497	(213)	710	(333)%	717	(76)	793	N/A

Total interest income and other income (expense), net	566	(159)	725	(456)%	881	158	723	458%
Interest expense	$(24)	$(37)	$13	(35)%	$(52)	$(157)	$105	(67)%

Interest income and other income/(expense), net increased during the third quarter of 2014 primarily as a result of currency exchange gains related to favorable revaluation of net monetary assets held in U.S. Dollars by our international subsidiaries as the Dollar strengthened against most of the functional currencies of our subsidiaries.

For the nine months ended September 30, 2014, the underlying reasons for the changes in the various components of interest income and other income/(expense), net were similar to those experienced during the quarter as noted above.

Provision for (Benefit from) income taxes

	Three Months Ended (In thousands)				Nine months Ended (In thousands)
	September 30,				September 30,
	2014	2013	Variance $’s	Variance %	2014	2013	Variance $’s	Variance %
Provision for (benefit from) income taxes	$(547)	$138	$(685)	(496)%	$(1,622)	$1,050	$(2,672)	(254)%
Effective tax rate	21%	10%			17%	16%

For the three months ended September 30, 2014, we recorded an income tax benefit of approximately $547,000, as compared to an income tax provision of approximately $138,000 for the same period last year. The decrease in the income tax provision for the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 is mainly due to losses recorded for the quarter. During the third quarter of fiscal 2014 we recorded a tax benefit of approximately $382,000 for the release of a research and development (R & D) tax Credit reserve due to the statute of limitations expiring on the Company’s 2010 Federal income tax return. This one-time discrete tax charge resulted in a decrease in income tax expense for the third quarter of fiscal 2014. The effective rate for the three months ended September 30, 2014 was higher due to the Company’s projected losses and tax benefits in the U.S. and foreign jurisdictions for fiscal 2014 as compared to projected earnings and tax expense for the same period of fiscal 2013.

For the nine months ended September 30, 2014, we recorded an income tax benefit of approximately $1.6 million as compared to an income tax provision of approximately $1 million for the same period last year. The decrease in the income tax provision for the nine months of fiscal 2014 as compared to the nine months of fiscal 2013 is mainly due to losses sustained in fiscal 2014 as compared to profits during the same period in fiscal 2013. The effective rate for the nine months ended September 30, 2014 was lower due to benefitting of projected worldwide losses through the third quarter of fiscal 2014. Also in the first quarter 2013 tax provision was reduced due to a tax benefit from the extension of the Federal research credit in the first quarter of 2013 and additional changes in the tax law that was not allowed in 2012 because the new tax law was not signed until January 2013. The Federal research credit has again expired and is currently unavailable for calendar 2014 and as such, the Company is not benefiting any Federal research credits in its estimated annual effective tax rate for 2014.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During the third quarter of fiscal 2014 we recorded a tax benefit of approximately $382,000 for the release of a R & D tax Credit reserve due to the statute of limitations expiring on the Company’s 2010 Federal income tax return.

The Company does not believe it is reasonably possible that its reserve for uncertain tax positions would materially change in the next 12 months.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility. The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during the first nine months of 2014. This data should be read in conjunction with the Consolidated Statements of Cash Flows.

	As of September 30, 2014	As of September 30, 2013	Change $	Change %
(dollars in thousands)
Cash, cash equivalents and short-term investments	$58,336	$71,948	$(13,612)	(19)%
Working capital	$35,446	$58,708	$(23,262)	(40)%
Notes payable	$330	$874	$(544)	(62)%
Stockholders’ equity	$113,839	$130,284	$(16,445)	(13)%

We hold our cash, cash equivalents and investments primarily in the United States, Switzerland, and Singapore. As of September 30, 2014, approximately $18.8 million of the total of $58.3 million of cash, cash equivalents and short term investments was held by our foreign subsidiaries. Currently, the foreign cash is not available to fund the U.S. operations. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans or cash requirements do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash flows from operating activities: Net cash used in operating activities was $1.1 million resulting from net loss of $7.7 million, adjusted for $8.8 million in favorable non-cash adjustments and $2.2 million in net unfavorable changes in operating assets and liabilities. The non-cash favorable adjustments included depreciation and amortization, stock-based compensation, and tax benefits related to stock benefit plans and other non-cash adjustments. Net change in operating assets and liabilities included a decrease in accounts receivables, accrued compensation and other liabilities primarily associated with payments of year-end bonuses and commissions, payments of income and sales tax, payment of annual 401(k) Plan match for fiscal 2013, and payments of accrued audit and legal fees. Days sales outstanding (“DSO”) which is calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date remained relatively flat due to decreases in our revenue and accounts receivable balance. DSO decreased by 29 days from 87 days at September 30, 2013 to 58 days at September 30, 2014. This decrease in the DSO is primarily attributed to lower accounts receivable balance which resulted from strong collections and decreased billings at the end of third quarter 2014. Our cash flows were also negatively impacted by the decrease in deferred revenue balance during the first nine months of 2014. We continue to closely monitor the credit quality and payment history of our existing and new customers to better identify and minimize, in advance, the risk of our customers’ potential inability to make required payments.

Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our overall maintenance revenues comprised 67% of our total revenues in the first nine months of fiscal 2014 and we believe that future proceeds from maintenance renewals will be one of our primary sources of operating cash flows. We expect our operating cash flows to be adversely impacted during our transition from our legacy e.Reports/iServer product suite to our new BIRT iHub product offerings. Further, our accelerated transition to a subscription license model will likely negatively impact our operating cash flows in the near future. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth. Cash used in investing activities for the nine months ended September 30, 2014 was approximately $1.1 million compared with cash used of $3.1 million for the same period in fiscal 2013. The decrease in cash used in the first nine months of this year was mainly due to the timing of purchases and maturities of marketable securities, partially offset by cash used in the acquisition of legodo ag, which totaled $3.9 million, net of acquired cash.

Cash flows from financing activities: Cash used in financing activities was $15.1 million for the nine months ended September 30, 2014 compared to $6.3 million used during the same period in fiscal 2013. This increase in cash outflows was driven by debt related payments totaling approximately $4.9 million during the first quarter of 2014. Of this amount, approximately $4.3 million was related to the legodo acquisition. The legodo debt was assumed by Actuate at the time of acquisition and was paid in full immediately following the completion of the acquisition. We repaid one of the two loans which we inherited from our acquisition of Quiterian totaling approximately $0.5 million. The loans were previously executed to finance the development of the Quiterian software. Payments related to share buybacks decreased by approximately $3.3 million compared to the first nine months of 2013 as we announced a temporary suspension of our share buyback program on May 1, 2014. We also generated lower proceeds from exercise of employee stock options and associated tax benefits during the first nine months of 2014 compared with the first nine months of 2013.

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

Revolving credit line

During the second quarter of 2013, the Company terminated its existing credit agreement with Wells Fargo Capital Finance (“WFCF”) and on June 30 2013 entered into a new revolving credit agreement with U.S. Bank National Association (“US Bank”) through and until June 29, 2017. The Company intends to use the proceeds from the Credit Agreement for working capital, acquisitions, issuance of commercial and standby letters of credit, stock repurchases, capital expenditures and other general corporate purposes.

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

As of September 30, 2014, there was no balance owed on the credit facility and the balance available under the revolving credit facility was $50 million.

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
(In thousands):
Amortization of debt issuance costs	$5	$3	$15	$44
Unused line fees	—	—	—	74

	$5	$3	$15	$118

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

Notes payable

Associated with the acquisition of Quiterian on October 16, 2012, the Company inherited two loan agreements that were previously executed to finance the development of the Quiterian software. The loans were offered by the Spanish government subsidy programs and are restricted for use on development of the software. One of the loans is interest free and has a principal balance of approximately $0.5 million. This loan was repaid in March of 2014. The other loan is a variable rate loan with an average rate of approximately 5% and a principal balance of approximately $0.4 million. This loan is scheduled for repayment on a quarterly basis starting June 2014 and ending December 2016 and is classified as notes payable on the Company’s Condensed Consolidated Balance Sheet at September 30, 2014.

Operating Lease Commitments

On November 28, 2011, the Company entered into a ten year lease agreement with a third party for approximately 58,000 square feet of office space in the BayCenter Campus in San Mateo, California. This lease is operating in nature and commenced on June 1, 2012 and will end on May 31, 2022. In addition, the lease provides for four months of free rent (rent holiday) and approximately $2.6 million in landlord incentives to be applied towards construction of improvements. At September 30, 2014, the deferred rent liability balance related to the new lease totaled approximately $3.3 million and this balance declines through May 2022 when contractual cash payments exceed the straight-line lease expense. Of this total deferred rent liability balance, approximately $260,000 was classified as short term and $3.1 million was classified as other long term liabilities on the Company’s Condensed Consolidated Balance Sheet at September 30, 2014. Actuate is using the BayCenter Campus as its corporate headquarters.

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

Actuate leases smaller office facilities in various locations in the United States and abroad. All facilities are leased under operating leases. Total rent expense for the third quarter and first nine months of fiscal 2014 was approximately $1.1 million and $3.3 million, respectively, and unchanged compared to the same periods in the prior year. In addition, the Company incurred facility related charges of approximately $125,000 and $485,000 in the third quarter and the first nine months of fiscal 2014, respectively. During the same period last year, the Company incurred approximately $128,000 and $441,000 of facilities related charges in the third quarter and the first nine months of fiscal 2013, respectively.

The following table summarizes the Company’s contractual obligations as of September 30, 2014 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter
Obligations:
Operating leases (1)	$29,560	$4,033	$7,553	$6,974	$11,000
Interest and loan obligations (2)	362	150	212	—	—
Obligations for uncertain tax positions (3)	1,963	—	1,963	—	—

Total	$31,885	$4,183	$9,728	$6,974	$11,000

(1)	The Company’s future contractual obligations include minimum lease payments under operating leases at September 30, 2014.
(2)	Estimated interest and principal due on the notes payable funded by the Spanish government for the development of Quiterian software.
(3)	Represents the tax liability associated with unrecognized tax benefits estimated to be payable between 1 to 3 years. In addition, as of September 30, 2014, our unrecognized tax benefits included $2 million which is netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the amounts netted against deferred tax assets, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above. See discussion on the authoritative guidance issued by the FASB on obligations for uncertain tax positions in Note 12 of our Notes to these Consolidated Financial Statements of our Form 10-K for fiscal year 2013 filed with the SEC on March 7, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of credit risk, fluctuations in interest rates and foreign exchange rates.

Foreign Currency Exchange Risk. During the first nine months of fiscal years 2014 and 2013 we derived 26% and 21% of our total revenues from sales outside of North America, respectively. We face exposure to market risk on the related receivables with respect to fluctuations in the relative value of currencies. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British Pound Sterling. The functional currency of each of our foreign subsidiaries is the local currency. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, transaction gains and losses may vary from expectations and adversely impact overall expected profitability. Our realized gain due to foreign exchange rate fluctuations was approximately $717,000 during the first nine months of fiscal 2014 compared to losses of approximately $76,000 for the first nine months of fiscal 2013. During the first nine months of fiscal 2014, exchange rate fluctuations on foreign revenue transactions positively impacted our total revenues by approximately $500,000 when compared to the same period in the prior year while expenses were negatively impacted by approximately $655,000.

We performed a sensitivity analysis on the net monetary accounts subject to revaluation that are held primarily by our international subsidiaries. We used the following steps to determine the approximate impact of currency exchange rate fluctuations:

•	Identified material net monetary assets held in non-functional currencies. These primarily consist of the Euro, British Pound, Canadian Dollar, and the U.S. Dollar-based net assets held by our international subsidiaries.

•	Applied hypothetical changes in exchange rates to these net monetary balances held by each subsidiary as identified above. The result was a hypothetical revaluation gain or (loss) in the subsidiary’s functional currency.

•	We then translated the revaluation result as described above to U.S. Dollars using the latest quarter average exchange rate. This resulted in hypothetical revaluation gains or (losses) before income taxes. These hypothetical results are summarized in the table below as of September 30, 2014:

Estimated annual changes in currency exchange (in thousands)
–15%	–10%	–5%	+5%	+10%	+15%
$(2,020)	$(1,347)	$(673)	$673	$1,347	$2,020

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

We sell primarily to customers in the financial services industry, predominantly in the United States and Europe. Accordingly, unfavorable economic conditions adversely impacting the financial services industry has had a material adverse effect on the Company’s business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability, which may affect timing of, or actual purchases of, our products which would have a material adverse effect on the our business, financial condition and results of operations. There were no customers that accounted for more than 10% of total revenues in the nine months ended September 30, 2014 or 2013.

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

European Debt Exposures. We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Greece, Ireland, Portugal, Italy and Spain. As of September 30, 2014, we do not have any direct or indirect investments in the sovereign debt, corporations, or financial institutions of these countries.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2014 (the Evaluation Date), Actuate Corporation carried out an evaluation under the supervision and with the participation of Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Actuate’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, (1) Actuate’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Actuate’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Actuate files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Actuate’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company often implements changes to its license pricing structure for all of its products including increased prices and modified licensing parameters including subscription licensing. If these changes are not accepted by the Company’s current customers or future customers, its business, operating results, and financial condition could be harmed.

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

To address the industry transition from perpetual licensing to subscription licensing, and to fuel the growth of our business in the long term, we have accelerated our adoption of a subscription based licensing model for our products. We are currently transitioning to the subscription model and expect this transition to be substantially complete by 2017. As a result, we expect to derive an increasing portion of our revenues from subscriptions for our products. This subscription model prices and delivers our products in a way that differs from our historical pricing method, which was predominantly a perpetual sales model as our customers’ purchases trend away from perpetual licenses toward subscriptions. In the short-term we will experience a deferral of revenues and lower initial cash inflows from our customers as the timing of the revenue recognition for subscription licenses is ratable, as opposed to a primarily up-front revenue treatment for perpetual licenses. We could also potentially experience operating losses as a result of this transition. While we intend to increase our number of customers and projects over time as a result of this transition, our ability to achieve these objectives is subject to risks and uncertainties. The risks and uncertainties include the following, among others:

•	The new offerings may require a considerable investment of financial, legal, sales and administrative resources, and a more scalable organization;

•	Market acceptance of subscription licensing may be affected by a variety of factors, including but not limited to license terms, customer preference and pricing;

•	Renewal rates of our subscription contracts;

•	Channel acceptance;

•	Customer’s willingness to license our products on a subscription basis, and

•	The ability of sales and other personnel to operate a subscription sales model.

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

Generally, acquisitions involve numerous risks, including the following:

•	The benefits of the acquisition not materializing as planned or not materializing within the time periods or to the extent anticipated;

•	The Company’s ability to manage acquired entities’ people and processes that are headquartered in separate geographical locations from the Company’s headquarters;

•	The possibility that the Company will pay more than the value it derives from the acquisition;

•	Difficulties in integration of the operations, technologies, and products of the acquired companies;

•	The assumption of certain known and unknown liabilities of the acquired companies;

•	Difficulties in retaining key relationships with customers, partners and suppliers of the acquired company, the loss of recurring revenue from multiple subsidiaries of one large multi-national organization or the ability to sell and support certain third party software;

•	The risk of diverting management’s attention from normal daily operations of the business;

•	The Company’s ability to issue new releases of the acquired company’s products on existing or other platforms;

•	Negative impact to the Company’s financial condition and results of operations and the potential write down of impaired goodwill and intangible assets resulting from the consolidation of financial statements;

•	Risks of entering markets in which the Company has no or limited direct prior experience; and

•	The potential loss of key employees of the acquired company.

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

IF THE COMPANY FAILS TO GROW REVENUE FROM INTERNATIONAL OPERATIONS AND EXPAND ITS INTERNATIONAL OPERATIONS ITS BUSINESS WOULD BE SERIOUSLY HARMED.

The Company’s total revenues derived from sales outside North America were 26%, 21% and 25% for the first nine months of fiscal years 2014, 2013 and 2012, respectively. Its ability to achieve revenue growth in the future will depend in large part on its success in increasing revenues from international sales. The Company intends to continue to invest significant resources in its sales and support operations outside North America and to potentially enter additional international markets. If it is not successful in managing its international operations in a timely and cost-effective manner, the Company’s business, operating results and financial condition could be materially harmed.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION CHANNELS AND DEVELOP AND MAINTAIN RELATIONSHIPS WITH OEMs, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as its OEMs, resellers and systems integrators. The Company’s revenues from license fees resulting from sales through indirect channel partners were approximately 24%, 44%, and 36% of total revenues from license fees for the first nine months of fiscal years 2014, 2013 and 2012, respectively. The Company’s ability to achieve significant revenue growth in the future will depend in large part on the success of its sales force in further establishing and maintaining relationships with indirect channel partners. In particular, a significant element of the Company’s strategy is to embed its technology in products offered by OEMs for resale or as a hosted application to such OEMs’ customers and end-users. The Company also intends to establish and expand its relationships with resellers and systems integrators so that such resellers and systems integrators will increasingly recommend its products to their clients. The Company’s future success will depend on the ability of its indirect channel partners to sell and support its products. If the sales and implementation cycles of its indirect channel partners are lengthy or variable or its OEMs experience difficulties embedding the Company’s technology into their products, or if it fails to train the sales and customer support personnel of such indirect channel partners in a timely or effective fashion, the Company’s business, operating results and financial condition would be materially harmed.

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

IF SECURITY MEASURES REGARDING OUR BIRT ONDEMAND AND BIRT POWERDOCS ONDEMAND SERVICES ARE BREACHED AND UNAUTHORIZED ACCESS IS OBTAINED TO A CUSTOMER’S DATA OR OUR DATA OR OUR INFORMATION TECHNOLOGY SYSTEMS, WE MAY INCUR SIGNIFICANT LEGAL AND FINANCIAL EXPOSURE AND LIABILITIES.

Our BIRT onDemand and PowerDocs onDemand services involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could lead to legal liability.

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

The Company believes that, over time, an increasing portion of its revenues and costs may be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company’s results of operations. Although the Company may in the future decide to undertake foreign exchange hedging transactions to cover a portion of its foreign currency transaction exposure, it currently does not attempt to cover any foreign currency exposure. If it is not effective in any future foreign exchange hedging transactions in which it engages, the Company’s business, operating results and financial condition could be materially harmed.

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

THE COMPANY MAY BE UNABLE TO SUSTAIN OR INCREASE ITS PROFITABILITY.

While the Company was profitable in its last ten fiscal years, it incurred net losses during the first nine months of fiscal 2014 as well as fiscal years 2003, 2002 and 2001. Further, due to the Company’s decision to accelerate the transition to a subscription license model, it is likely the Company will incur operating losses in future periods.

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

Actuate Corporation (Registrant)

Dated: November 6, 2014	By:	/s/ DANIEL A. GAUDREAU
Daniel A. Gaudreau
Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)